Form 10-Q
period 1996-05-04
TALBOTS INC
filed 1996-06-17
CIK 912263

                              Total number of sequentially numbered pages:  12
                                                                          ------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



        (Mark One)
        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MAY 4, 1996

                                       OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO ___________


        Commission file number:  1-12552


                                THE TALBOTS, INC.
             (Exact name of registrant as specified in its charter)


                     Delaware                               41-1111318
          ------------------------------                 -------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)


         175 Beal Street, Hingham, Massachusetts                02043
         ---------------------------------------         -------------------
         (Address of principal executive offices)             (Zip Code)


                                 (617) 749-7600
              ------------------------------------------------------
               (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X    No
                          ---     ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
                   Class                      June 13, 1996
                   -----                      -------------

        Common Stock, $0.01 par value           33,203,142


                              INDEX TO FORM 10-Q



                                                                                       Page
                                                                                       ----
PART I.   FINANCIAL INFORMATION

     Item 1:   Financial Statements
               Condensed Consolidated Statements of Earnings for the Thirteen
                    Weeks Ended May 4, 1996 and April 29, 1995........................    3
               Condensed Consolidated Balance Sheets as of May 4, 1996,
                    February 3, 1996 and April 29, 1995...............................    4
               Condensed Consolidated Statements of Cash Flows for the Thirteen
                    Weeks Ended May 4, 1996 and April 29, 1995........................    5
               Notes to Condensed Consolidated Financial Statements...................  6-7

     Item 2:   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................. 8-10

PART II.  OTHER INFORMATION
     Item 6:   Exhibits and Reports on Form 8-K.......................................   11

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

        THE TALBOTS, INC. AND SUBSIDIARIES
        ----------------------------------------------------------------------

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        FOR THE THIRTEEN WEEKS ENDED MAY 4, 1996 AND APRIL 29, 1995
        (Amounts in thousands except per share data)
        ----------------------------------------------------------------------


                                                   THIRTEEN WEEKS ENDED
                                                --------------------------
                                                  MAY 4,         APRIL 29,
                                                  1996             1995
                                                --------         ---------

NET SALES                                       $236,187         $230,578

COSTS AND EXPENSES
    Cost of sales, buying and occupancy          133,355          126,454
    Selling, general and administrative           67,112           67,315
                                                --------         --------

OPERATING INCOME                                  35,720           36,809

INTEREST EXPENSE, net                              1,088              780
                                                --------         --------

INCOME BEFORE TAXES                               34,632           36,029

INCOME TAXES                                      13,853           14,412
                                                --------         --------

NET INCOME                                      $ 20,779         $ 21,617
                                                ========         ========


NET INCOME PER SHARE                            $   0.62         $   0.62
                                                ========         ========

CASH DIVIDENDS PER SHARE                        $   0.07         $   0.05
                                                ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                      33,487           34,890
                                                ========         ========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MAY 4, 1996, FEBRUARY 3, 1996 AND APRIL 29, 1995
(Dollar amounts in thousands except per share data)
- -----------------------------------------------------------------------------------------------------------------------------

                                                                                   MAY 4,         FEBRUARY 3,       APRIL 29,
                                                                                    1996             1996             1995
                                                                                -----------      ------------      ----------


ASSETS
- ------
CURRENT ASSETS:
- ---------------
  Cash and cash equivalents                                                       $ 20,837         $ 14,865         $ 13,659
  Customer accounts receivable - less allowance for doubtful accounts of
       $1,135, $1,135 and $1,090                                                    77,910           73,758           68,611
  Merchandise inventories                                                          154,606          143,526          133,356
  Deferred catalog costs                                                             7,727           12,757            6,054
  Due from affiliates                                                                5,166            4,008            2,499
  Deferred income taxes                                                              2,996            3,121            3,353
  Prepaid and other current assets                                                  18,844           23,250           18,136
                                                                                  --------         --------         --------
       TOTAL CURRENT ASSETS                                                        288,086          275,285          245,668

PROPERTY AND EQUIPMENT - Net of accumulated depreciation of
       $132,326, $126,577 and $110,129                                             162,873          154,160          145,266

GOODWILL - Net of accumulated amortization of $10,519, $10,183 and
       $9,175                                                                       43,241           43,577           44,585

INTANGIBLES - Net of accumulated amortization of $28,413, $27,813
       and $25,067                                                                   3,589            4,189            6,935

TRADEMARKS - Net of accumulated amortization of $5,777, $5,181                      89,593           90,189           91,977
       and $3,393

DEFERRED INCOME TAXES                                                               10,766            4,711            5,825
                                                                                  --------         --------         --------

TOTAL ASSETS                                                                      $598,148         $572,111         $540,256
                                                                                  ========         ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
- --------------------
  Notes payable to banks                                                          $ 49,000         $ 24,000         $ 25,000
  Accounts payable                                                                  30,260           44,331           19,465
  Accrued liabilities                                                               43,935           45,593           42,411
  Income taxes payable                                                              10,221                            11,229
                                                                                  --------         --------         --------
       TOTAL CURRENT LIABILITIES                                                   133,416          113,924           98,105

LONG-TERM DEBT                                                                      50,000           50,000           35,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                               10,650           10,148            9,466

STOCKHOLDERS' EQUITY:
- ---------------------
  Common stock, $0.01 par value; 40,000,000 authorized; 34,925,592 shares, 34,910,826 shares and 34,908,494 shares issued,
     respectively, and 33,202,142 shares, 33,637,826 shares and
     34,674,533 shares outstanding, respectively                                       349              349              349
  Additional paid-in capital                                                       286,812          286,472          286,412
  Retained earnings                                                                173,528          155,092          121,310
  Cumulative foreign currency translation adjustment                                (1,579)          (1,337)             110
  Deferred pension cost                                                               (470)            (470)            (499)
  Restricted stock award                                                            (1,642)          (1,801)          (2,279)
  Treasury stock, at cost                                                          (52,916)         (40,266)          (7,718)
                                                                                  --------         --------         --------
       TOTAL STOCKHOLDERS' EQUITY                                                  404,082          398,039          397,685
                                                                                  --------         --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $598,148         $572,111         $540,256
                                                                                  ========         ========         ========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 4, 1996 AND APRIL 29, 1995
(Dollar amounts in thousands)
- -----------------------------------------------------------------------------------

                                                             THIRTEEN WEEKS ENDED
                                                           ------------------------
                                                             MAY 4,       APRIL 29,
                                                             1996           1995
                                                           --------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net income                                                 $ 20,779      $ 21,617
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                              8,041         8,082
   Deferred rent                                                500           445
   Amortization of restricted stock award                       159           159
   Loss on disposal of property and equipment                    44           264
   Deferred income taxes                                     (5,930)         (829)
   Changes in current assets and liabilities:
     Customer accounts receivable                            (4,148)       (3,303)
     Merchandise inventories                                (11,059)       (9,651)
     Deferred catalog costs                                   5,030         2,715
     Due from affiliates                                     (1,158)           72
     Prepaid and other current assets                         4,107          (160)
     Accounts payable                                       (14,076)      (38,375)
     Accrued liabilities                                     (1,661)       (2,309)
     Income taxes payable                                    10,273        10,781
                                                           --------      --------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       10,901       (10,492)


CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------

Additions to property and equipment                         (15,239)      (10,447)
                                                           --------      --------
   NET CASH USED IN INVESTING ACTIVITIES                    (15,239)      (10,447)


CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
Borrowings under notes payable to banks                      25,000        25,000
Proceeds from options exercised, including tax benefit          287
Cash dividend                                                (2,343)       (1,745)
Purchase of treasury stock                                  (12,650)       (7,718)
                                                           --------      --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 10,294        15,537


EFFECT OF EXCHANGE RATE CHANGES ON CASH                          16            68
                                                           --------      --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          5,972        (5,334)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               14,865        18,993
                                                           --------      --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 20,837      $ 13,659
                                                           ========      ========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


1.   OPINION OF MANAGEMENT

          With respect to the unaudited condensed consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (hereinafter referred to as the "Company") that all adjustments, which consist only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods have been included. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended February 3, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

          The February 3, 1996, Condensed Consolidated Balance Sheet amounts have been derived from the Company's audited consolidated balance sheet accounts.

2.   NEW ACCOUNTING STANDARDS

          In March 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted SFAS No. 121 during the first fiscal quarter of 1996. The implementation of SFAS No. 121 had no impact on the financial statements for the fiscal quarter ended May 4, 1996.

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based upon the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's year ended February 1, 1997 financial statements.

3.   SEASONAL VARIATIONS IN BUSINESS

          Due to the seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

4.   FEDERAL AND STATE INCOME TAXES

          The Company has provided for income taxes based on the estimated annual effective rate method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's condensed consolidated statements of earnings for the fiscal periods shown below:
========================================================================================
                                                             Thirteen Weeks Ended
- ----------------------------------------------------------------------------------------
                                                           May 4,             Apr. 29,
                                                            1996                1995
                                                         (unaudited)         (unaudited)
- ----------------------------------------------------------------------------------------

Net sales                                                  100.0%              100.0%
- ----------------------------------------------------------------------------------------
Cost of sales, buying and occupancy expenses                56.5%               54.8%
- ----------------------------------------------------------------------------------------
Selling, general and administrative expenses                28.4%               29.2%
- ----------------------------------------------------------------------------------------
Operating income                                            15.1%               16.0%
- ----------------------------------------------------------------------------------------
Interest expense, net                                        0.5%                0.3%
- ----------------------------------------------------------------------------------------
Income before income taxes                                  14.7%               15.6%
- ----------------------------------------------------------------------------------------
Income taxes                                                 5.9%                6.2%
- ----------------------------------------------------------------------------------------
Net income                                                   8.8%                9.4%
========================================================================================


THE THIRTEEN WEEKS ENDED MAY 4, 1996 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 29, 1995 (FIRST QUARTER)

     Net sales in the first quarter of 1996 increased by $5.6 million to $236.2 million, or 2.4% over the first quarter of 1995. Operating income was $35.7 million in the first quarter of 1996 compared to $36.8 million in the first quarter of 1995, a decrease of 3.0%.

     Retail store sales in the first quarter of 1996 increased by $8.9 million to $188.1 million, or 5.0%, over the first quarter of 1995. The percentage of the Company's net sales derived from its retail stores increased to 79.6% in the first quarter of 1996 from 77.7% in the first quarter of 1995. The increase in retail store sales as a percentage of the Company's total net sales was due to the growth in retail store sales and the decline in catalog sales. The increase in retail store sales was attributable to the 21 new stores opened in the first quarter of 1996 and the 46 non-comparable stores that opened in the last three quarters of 1995 offset by a decrease of $6.8 million in comparable stores sales, or 4.6%, from the same period for the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store or a new Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     Catalog sales in the first quarter of 1996 decreased by $3.3 million, to $48.1 million, a decrease of 6.4% from the first quarter of 1995. The percentage of the Company's net sales derived from its catalogs decreased to 20.4% in the first quarter of 1996 from 22.3% in the first quarter of 1995. Although the Company mailed 29% fewer catalogs during the first quarter this year compared to the first quarter of 1995, the improved productivity of the catalogs largely offset this reduction in circulation. The reduction in catalog circulation continues a strategic initiative to better target the distribution of catalogs to known customers.

     Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 56.5% in the first quarter of 1996 from 54.8% in the first quarter of 1995 due to buying and occupancy costs rising at a greater rate than sales. Selling, general and administrative expenses decreased as a percentage of net sales to 28.4% in the first quarter of 1996 from 29.2% in the first quarter of 1995 due primarily to savings in catalog production costs associated with reduced circulation.

     Interest expense, net, increased by $0.3 million, to $1.1 million in the first quarter of 1996, or 37.5%, over the first quarter of 1995 due to higher average debt levels, which were partially offset by lower interest rates. The average total debt level, including short-term and long-term bank borrowings, was $93.6 million in the first quarter of 1996 compared to $57.9 million in the first quarter of 1995. The increase in average total debt is primarily due to the funding of the stock repurchase plans. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.0% in the first quarter of 1996 compared to 7.2% in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At May 4, 1996 and April 29, 1995, the Company had $49.0 million and $25.0 million of outstanding borrowings under this line-of-credit facility, respectively. Additionally, the Company has a revolving credit facility with maximum available borrowings of $50.0 million. At May 4, 1996 and April 29, 1995, the Company's borrowings under the revolving credit facility were $50.0 million and $35.0 million, respectively. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first quarter of 1996 cash increased $6.0 million compared to a decrease of $5.3 million in the first quarter of 1995. The major changes were a smaller decrease in accounts payable, offset by an increase in deferred taxes, an increase in property and equipment additions and purchases of treasury stock pursuant to the Company's extended stock repurchase plan. The extended stock repurchase plan was established in November 1995 and authorizes the Company to utilize up to $40 million to purchase shares of its common stock from time to time over a two year period. During the quarter, the Company repurchased 450,450 shares of its common stock at an average price of approximately $28 per share.

     Capital expenditures for the first quarter of fiscal 1996 were $15.2 million. The Company used approximately $14.8 million for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates an approximate additional $34.8 million of capital expenditures primarily for the opening of new stores and expanding and renovating existing stores. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of such activity during the remainder of fiscal 1996.

     The Company's primary ongoing cash requirements will be to finance working capital buildups during peak selling seasons, to fund new stores and expansions and renovations of existing stores, to fund the stock repurchase plan and to pay any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.

     The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On May 23, 1996, the Company announced that the Board of Directors approved an increase in the quarterly dividend to $.09 per share from $.07 per share payable on June 17, 1996 to shareholders of record as of June 3, 1996.

PART II - OTHER INFORMATION


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              (b)   REPORTS ON FORM 8-K

                         The Company filed a Current Report on Form 8-K on
                    February 7, 1996 pursuant to which the Company reported a change its fiscal year end.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE TALBOTS, INC.




Dated:  June 14, 1996                 By: /s/ Edward L. Larsen
                                          --------------------
                                          Edward L. Larsen
                                          Duly authorized officer and Senior
                                          Vice President of Finance, Chief
                                          Financial Officer, and Treasurer