Form 10-Q
period 1996-08-03
TALBOTS INC
filed 1996-09-16
CIK 912263

                               Total number of sequentially numbered pages: 15
                                                                           ----

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


  (Mark One)

 ----
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ----   EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996

                                       OR

 ----
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ----   EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ______________ TO ________________


Commission file number:  1-12552



                                THE TALBOTS, INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                            41-1111318
            ----------------------------           ------------------------
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)

     175 Beal Street, Hingham, Massachusetts                  02043
   ------------------------------------------       ------------------------
    (Address of principal executive offices)               (Zip Code)

                                 (617) 749-7600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes    X              No
             ---                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
                    Class                           September 13, 1996
                    -----                           ------------------

        Common Stock, $0.01 par value                   33,079,165

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1: Financial Statements
          Condensed Consolidated Statements of Earnings for the Thirteen
              and Twenty-six Weeks Ended August 3, 1996 and July 29,
              1995.........................................................    3
          Condensed Consolidated Balance Sheets as of August 3, 1996,
              February 3, 1996 and July 29, 1995...........................    4
          Condensed Consolidated Statements of Cash Flows for the Twenty-
              six Weeks Ended August 3, 1996 and July 29, 1995.............    5
          Notes to Condensed Consolidated Financial Statements.............  6-7

  Item 2: Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................ 8-12


PART II. OTHER INFORMATION

  Item 4: Submission of Matters to a Vote of Security Holders..............   13

  Item 6: Exhibits and Reports on Form 8-K.................................   13

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     THE TALBOTS, INC. AND SUBSIDIARIES

     ----------------------------------------------------------------------------------------------

     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
     FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 AND JULY 29, 1995
     (Amounts in thousands except per share data)
     ----------------------------------------------------------------------------------------------

                                                  THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                  ---------------------      ----------------------
                                                  AUGUST 3,    JULY 29,      AUGUST 3,    JULY 29,
                                                    1996         1995          1996         1995
                                                  --------     --------      --------     --------

     NET SALES                                    $232,109     $226,907      $468,296     $457,485

     COSTS AND EXPENSES
           Cost of sales, buying and occupancy     162,016      154,720       295,371      281,174
           Selling, general and administrative      57,931       57,657       125,043      124,972
                                                  --------     --------      --------     --------

     OPERATING INCOME                               12,162       14,530        47,882       51,339

     INTEREST EXPENSE, net                           1,154          762         2,242        1,542
                                                  --------     --------      --------     --------

     INCOME BEFORE TAXES                            11,008       13,768        45,640       49,797

     INCOME TAXES                                    4,403        5,507        18,256       19,919
                                                  --------     --------      --------     --------

     NET INCOME                                   $  6,605     $  8,261      $ 27,384     $ 29,878
                                                  ========     ========      ========     ========

     NET INCOME PER SHARE                         $   0.20     $   0.24      $   0.82     $   0.86
                                                  ========     ========      ========     ========

     CASH DIVIDENDS PER SHARE                     $   0.09     $   0.07      $   0.16     $   0.12
                                                  ========     ========      ========     ========

     WEIGHTED AVERAGE NUMBER OF SHARES OF
           COMMON STOCK OUTSTANDING                 33,191       34,558        33,339       34,724
                                                  ========     ========      ========     ========


     See notes to condensed consolidated financial statements.

     THE TALBOTS, INC. AND SUBSIDIARIES

     -----------------------------------------------------------------------------------------------------------------

     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     AUGUST 3, 1996, FEBRUARY 3, 1996 AND JULY 29, 1995
     (Dollar amounts in thousands except per share data)
     -----------------------------------------------------------------------------------------------------------------


                                                                                   AUGUST 3,   FEBRUARY 3,    JULY 29,
                                                                                     1996         1996          1995
                                                                                   --------     --------     --------
     ASSETS
     ------

     CURRENT ASSETS:
     ---------------
       Cash and cash equivalents                                                   $ 10,799     $ 14,865     $  9,568
       Customer accounts receivable, net                                             80,553       73,758       64,111
       Merchandise inventories                                                      149,828      143,526      138,017
       Deferred catalog costs                                                        11,273       12,757       10,663
       Due from affiliates                                                            5,824        4,008        2,308
       Deferred income taxes                                                          2,955        3,121        3,586
       Prepaid and other current assets                                              24,026       20,791       21,691
       Prepaid income taxes                                                           9,972        2,459        6,495
                                                                                   --------     --------     --------
                TOTAL CURRENT ASSETS                                                295,230      275,285      256,439


     PROPERTY AND EQUIPMENT - net                                                   165,222      154,160      146,412

     GOODWILL - net                                                                  42,905       43,577       44,249

     INTANGIBLES -  net                                                               2,989        4,189        6,020

     TRADEMARKS - net                                                                88,997       90,189       91,381

     DEFERRED INCOME TAXES                                                           11,839        4,711        6,206
                                                                                   --------     --------     --------

     TOTAL ASSETS                                                                  $607,182     $572,111     $550,707
                                                                                   ========     ========     ========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     CURRENT LIABILITIES:
     --------------------
       Notes payable to banks                                                      $ 50,000     $ 24,000     $ 16,000
       Accounts payable                                                              48,510       44,331       51,447
       Accrued liabilities                                                           42,704       45,593       40,551
                                                                                   --------     --------     --------
                TOTAL CURRENT LIABILITIES                                           141,214      113,924      107,998

     LONG-TERM DEBT                                                                  50,000       50,000       35,000

     DEFERRED RENT UNDER LEASE COMMITMENTS                                           11,140       10,148        9,812

     STOCKHOLDERS' EQUITY:
     ---------------------
       Common stock, $0.01 par value; 40,000,000 authorized; 34,926,592 shares,
          34,910,826 shares and 34,909,494 shares issued, respectively, and
          33,077,665 shares, 33,637,826 shares and 34,486,344
          shares outstanding, respectively                                              349          349          349
       Additional paid-in capital                                                   286,837      286,472      286,438
       Retained earnings                                                            177,144      155,092      127,151
       Cumulative foreign currency translation adjustment                            (1,138)      (1,337)         163
       Deferred pension cost                                                           (470)        (470)        (499)
       Restricted stock award                                                        (1,483)      (1,801)      (2,120)
       Treasury stock, at cost;  1,848,927 shares, 1,273,000 shares and             (56,411)     (40,266)     (13,585)
          423,150 shares respectively

                                                                                   --------     --------     --------
                TOTAL STOCKHOLDERS' EQUITY                                          404,828      398,039      397,897
                                                                                   --------     --------     --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $607,182     $572,111     $550,707
                                                                                   ========     ========     ========



     See notes to condensed consolidated financial statements.

     THE TALBOTS, INC. AND SUBSIDIARIES

     --------------------------------------------------------------------------------------

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 AND JULY 29, 1995
     (Dollar amounts in thousands)
     --------------------------------------------------------------------------------------

                                                                    TWENTY-SIX WEEKS ENDED
                                                                   ------------------------
                                                                   AUGUST 3,       JULY 29,
                                                                     1996           1995
                                                                   --------       --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     -------------------------------------

     Net income                                                    $ 27,384       $ 29,878
     Adjustments to reconcile net income to net cash
     provided by operating activities:
           Depreciation and amortization                             16,362         16,233
           Deferred rent                                                992            791
           Amortization of restricted stock award                       319            318
           Loss on disposal of property and equipment                   491            355
           Deferred income taxes                                     (6,961)        (1,443)
           Changes in current assets and liabilities:
              Customer accounts receivable                           (6,789)         1,193
              Merchandise inventories                                (6,284)       (14,336)
              Deferred catalog costs                                  1,484         (1,894)
              Due from affiliates                                    (1,816)           263
              Prepaid income taxes                                   (7,513)        (5,808)
              Prepaid and other current assets                       (2,613)        (4,287)
              Accounts payable                                        4,173         (6,380)
              Accrued liabilities                                    (3,300)        (4,161)
              Income taxes payable                                                    (448)
                                                                   --------       --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                  15,929         10,274


     CASH FLOWS FROM INVESTING ACTIVITIES:
     -------------------------------------

     Additions to property and equipment                            (24,824)       (18,028)
     Proceeds from disposal of property and equipment                     8
                                                                   --------       --------
          NET CASH USED IN INVESTING ACTIVITIES                     (24,816)       (18,028)


     CASH FLOWS FROM FINANCING ACTIVITIES:
     -------------------------------------

     Borrowings under notes payable to banks                         26,000         16,000
     Proceeds from options exercised, including tax benefit             307             29
     Cash dividend                                                   (5,331)        (4,165)
     Purchase of treasury stock                                     (16,145)       (13,585)
                                                                   --------       --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         4,831         (1,721)

     EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (10)            50
                                                                   --------       --------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                       (4,066)        (9,425)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  14,865         18,993
                                                                   --------       --------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 10,799       $  9,568
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

          Certain reclassifications have been made to the February 3, 1996 and the July 29, 1995 financial statements to conform with the August 3, 1996 presentation.

2.   NEW ACCOUNTING STANDARDS

          In March 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted SFAS No. 121 during the first fiscal quarter of 1996. The implementation of SFAS No. 121 had no impact on the financial statements for the fiscal period ended August 3, 1996.

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages but does not require compensation costs to be measured based upon the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's year ended February 1, 1997 financial statements.

3.   SEASONAL VARIATIONS IN BUSINESS

          Due to the seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

4.   FEDERAL AND STATE INCOME TAXES

          The Company has provided for income taxes based on the estimated annual effective rate method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's condensed consolidated statements of earnings for the fiscal periods shown below:

=========================================================================================
                                          Thirteen                     Twenty-six
                                         Weeks Ended                  Weeks Ended
- -----------------------------------------------------------------------------------------
                                   August 3,       July 29,     August 3,      July 29,
                                     1996           1995          1996          1995
                                  (unaudited)    (unaudited)   (unaudited)    (unaudited)
- -----------------------------------------------------------------------------------------
Net sales                           100.0%          100.0%        100.0%        100.0%
- -----------------------------------------------------------------------------------------
Cost of sales, buying and            69.8%           68.2%         63.1%         61.5%
occupancy expenses
- -----------------------------------------------------------------------------------------
Selling, general and                 25.0%           25.4%         26.7%         27.3%
administrative expenses
- -----------------------------------------------------------------------------------------
Operating income                      5.2%            6.4%         10.2%         11.2%
- -----------------------------------------------------------------------------------------
Interest expense, net                 0.5%            0.3%          0.5%          0.3%
- -----------------------------------------------------------------------------------------
Income before income taxes            4.7%            6.1%          9.7%         10.9%
- -----------------------------------------------------------------------------------------
Income taxes                          1.9%            2.4%          3.9%          4.4%
- -----------------------------------------------------------------------------------------
Net income                            2.8%            3.6%          5.8%          6.5%
=========================================================================================


THE 13 WEEKS ENDED AUGUST 3, 1996 COMPARED TO THE 13 WEEKS ENDED JULY 29, 1995 (SECOND QUARTER)

     Net sales in the second quarter of 1996 increased by $5.2 million to $232.1 million, or 2.3% over the second quarter of 1995. Operating income was $12.2 million in the second quarter of 1996 compared to $14.5 million in the second quarter of 1995, a decrease of 15.9%.

     Retail store sales in the second quarter of 1996 increased by $6.2 million, to $199.3 million, or 3.2%, over the second quarter of 1995. The percentage of the Company's net sales derived from its retail stores increased to 85.9% in the second quarter of 1996 from 85.1% in the second quarter of 1995. The increase in retail store sales as a percentage of the Company's total net sales was due to the growth in retail store sales and the decline in catalog sales. The increase in retail store sales was attributable to the 15 new stores opened in the second quarter of 1996, the 21 new stores opened in the first quarter of 1996 and the 42 non-comparable stores that opened in the last 27 weeks of 1995, and partially offset by a decline of $7.3 million in comparable stores sales, or 4.9%, over the previous year for the same period. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store or a new Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     Catalog sales in the second quarter of 1996 decreased by $1.0 million, to $32.8 million, or 3.0% compared to the second quarter of 1995. The percentage of the Company's net sales derived from its catalogs decreased to 14.1% in the second quarter of 1996 from 14.9% in the second quarter of 1995 due to the growth in retail store sales. The decrease in second quarter sales was largely due to a planned reduction in catalog circulation intended to offset the increased cost of paper used to print the catalogs. The number of catalogs circulated during the quarter decreased 22% compared to the same period a year ago and this reduction capped catalog production costs at a level comparable to the same period in 1995.

     Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute increases or decreases in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 69.8% in the second quarter of 1996 from 68.2% in the second quarter of 1995 due primarily to occupancy costs rising at greater rate than sales. Selling, general and administrative expenses decreased as a percentage of net sales to 25.0% in the second quarter of 1996 from 25.4% in the second quarter of 1995. This improvement was a result of the Company's continued efforts to reduce certain corporate overhead costs as a percent to sales.

     The Company expected increases in the cost of paper to affect its catalog business in 1995 and implemented a strategy which continues to help offset the effect of such cost increases. The plan included a reduction in the number of catalogs mailed to less likely to buy customers, which reduced expenses. Also, the plan included adding pages to individual catalogs, which increased the number of pages that reach our best customers.

     Interest expense, net, increased by $0.4 million, to $1.2 million, in the second quarter of 1996 from the second quarter of 1995 due to higher average debt levels, partially offset by lower interest rates. The average total debt level, including short-term and long-term bank borrowings, was $104.9 million in the second quarter of 1996 compared to $56.1 million in the second quarter of 1995. The increase in average total debt is due largely to the funding of the stock repurchase program. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.0% in the second quarter of 1996 compared to 7.2% in the second quarter of 1995.

THE 26 WEEKS ENDED AUGUST 3, 1996 COMPARED TO THE 26 WEEKS ENDED JULY 29, 1995

     Net sales in the first 26 weeks of 1996 increased by $10.8 million to $468.3 million, or 2.4%, over the first 26 weeks of 1995. Operating income was $47.9 million in the first 26 weeks of 1996 compared to $51.3 million in the first 26 weeks of 1995, a decrease of 6.6%.

     Retail store sales in the first 26 weeks of 1996 increased by $15.1 million, to $387.4 million, or 4.1%, over the first 26 weeks of 1995. The percentage of the Company's net sales derived from its retail stores increased to 82.7% in the first 26 weeks of 1996 from 81.4% in the first 26 weeks of 1995. The increase in retail store sales as a percentage of the Company's total net sales was due to the growth in retail store sales and the decline in catalog sales. The increase in retail store sales was attributable to the 36 new stores opened in the first 26 weeks of 1996 and the 42 non-comparable stores that opened in the last 27 weeks of 1995, and partially offset by a decrease of $14.2 million in comparable stores sales, or 4.7%, over the comparable 26 week period in the previous year.

     Catalog sales in the first 26 weeks of 1996 decreased by $4.3 million, to $80.9 million, or 5.0% compared to the first 26 weeks of 1995. This decrease was largely due to a planned reduction in catalog circulation intended to offset the increased cost of paper used to print the catalogs. The number of catalogs circulated during the period decreased 18% compared to the same period a year ago and this reduction capped catalog production costs at a level comparable to the same period in 1995.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 63.1% in the first 26 weeks of 1996 from 61.5% in the first 26 weeks of 1995. The increase in cost of sales, buying and occupancy as a percentage of sales is due primarily to higher occupancy costs as a percent of sales. Selling, general and administrative expenses decreased as a percentage of net sales to 26.7% in the first 26 weeks of 1996 from 27.3% in the first 26 weeks of 1995. Nearly half of this improvement was in catalog direct expenses, principally catalog production costs. The balance of the improvement was in central expenses, which was a result of the Company's continued efforts to reduce certain corporate overhead costs as a percent to sales.

     Interest expense, net, increased by $0.7 million, to $2.2 million for the first 26 weeks of 1996 from the first 26 weeks of 1995 due to higher average debt levels, partially offset by lower interest rates. The average total debt level, including short-term and long-term bank borrowings, was $99.2 million in the first 26 weeks of 1996 compared to $57.0 million in the first 26 weeks of 1995. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.0% in the first 26 weeks of 1996 compared to 7.2% in the first 26 weeks of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At August 3, 1996 and July 29, 1995, the Company had $50.0 million and $16.0 million of outstanding borrowings under this line-of-credit facility, respectively. Additionally, the Company has a revolving credit facility with maximum available borrowings of $50.0 million. At August 3, 1996 and July 29, 1995, and throughout the respective 26 weeks then ended, the Company's borrowings under the revolving credit facility were $50.0 and $35.0 million, respectively. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     During the first 26 weeks of 1996 cash decreased $4.1 million compared to a decrease of $9.4 million during the first 26 weeks of 1995. The major changes were lower net income, an increase in customer accounts receivable following a reduction in the minimum payment terms on the Company's charge card, an increase in capital spending, an increase in borrowings and an increase in the purchase of treasury stock pursuant to the Company's stock repurchase plan. The extended stock repurchase plan authorizes the Company to purchase up to $40 million of its common stock from time to time over a two year period. During the first 26 weeks of 1996, the Company repurchased 575,927 shares of its common stock at an average price of approximately $28 per share.

     Capital expenditures for the first 26 weeks of 1996 were $24.8 million. The Company used approximately $23.2 million for opening 36 new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $25.2 million of additional capital spending, primarily for the opening of new stores and expanding and renovating existing stores. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of such activity during the remainder of fiscal 1996.

     The Company's primary ongoing cash requirements will be to finance working capital buildups during peak selling seasons, to fund new stores and expansions and renovations of existing stores, to fund debt service payments for debt that has not been refinanced, to fund the stock repurchase plan and to pay dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.

     The payment of dividends and the amount of any dividends will be determined by the

Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On August 7, 1996, the Company announced that its Board of Directors approved a quarterly dividend of $.09 per share payable on September 16, 1996 to shareholders of record as of September 3, 1996.

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 23, 1996, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following persons were elected to serve as directors of the Company:
          Takuya Okada, Arnold B. Zetcher, Eiji Akiyama, Clark J. Hinkley, Masaharu Isogai, Elizabeth T. Kennan, Motoya Okada and Mark H. Willes. There are no other directors of the Company.

               At the Annual Meeting, no fewer than 31,411,628 votes were cast in favor of, and no more than 74,303 were withheld with respect to, the proposal to elect the above-listed persons as directors of the Company. See Schedule of Votes attached hereto and made a part hereof for a separate tabulation with respect to each nominee for office.

               Also at the Annual Meeting, on a proposal to approve the adoption of the 1995 Directors Stock Option Plan, 30,368,400 votes were cast in favor of such plan, 1,078,774 votes were cast against and 38,755 votes abstained. The Directors Stock Option Plan provides for awards of nonqualified stock options to members of the Company's Board of Directors who are not employees of the Company.

               Also at the Annual Meeting, on a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the 1996 fiscal year, 31,461,314 votes were cast in favor of such proposal, 14,244 votes were cast against and 10,372 votes abstained.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (B) REPORTS ON FORM 8-K

                    No Reports on Form 8-K were filed during the quarter for
               which this Report on Form 10-Q is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE TALBOTS, INC.


Dated:   September 13, 1996            By:  /s/ Edward L. Larsen
                                            ----------------------------------
                                            Edward L. Larsen
                                            Duly authorized officer and Senior
                                            Vice President of Finance, Chief
                                            Financial Officer, and Treasurer