Form 10-Q
period 1996-11-02
TALBOTS INC
filed 1996-12-16
CIK 912263

                                 Total number of sequentially numbered pages: 14
                                                                              --

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _____________________


Commission file number:  1-12552


                                THE TALBOTS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                     41-1111318
    -------------------------------              ----------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


175 Beal Street, Hingham, Massachusetts                     02043
----------------------------------------         ----------------------------
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
    Yes  X      No
        ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding as of
                 Class                          December 13, 1996
                 -----                          -----------------
      Common Stock, $0.01 par value                32,994,564

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION
  Item 1: Financial Statements
          Condensed Consolidated Statements of Earnings for the Thirteen
            and Thirty-nine Weeks Ended November 2, 1996 and
            October 28, 1995...................................................3
          Condensed Consolidated Balance Sheets as of November 2, 1996,
            February 3, 1996 and October 28, 1995..............................4
          Condensed Consolidated Statements of Cash Flows for the
            Thirty-nine Weeks Ended November 2, 1996 and
            October 28, 1995...................................................5
          Notes to Condensed Consolidated Financial Statements...............6-7

  Item 2: Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................8-12

PART II. OTHER INFORMATION
  Item 6: Exhibits and Reports on Form 8-K....................................13

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     THE TALBOTS, INC. AND SUBSIDIARIES
     ---------------------------------------------------------------------------

     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
     FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996
        AND OCTOBER 28, 1995
     (Amounts in thousands except per share data)
     ---------------------------------------------------------------------------

                                            THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                          -------------------------   -------------------------
                                          NOVEMBER 2,   OCTOBER 28,   NOVEMBER 2,   OCTOBER 28,
                                             1996          1995          1996          1995
                                           --------      --------      --------      --------

NET SALES                                  $247,467      $224,792      $715,763      $682,277

COSTS AND EXPENSES
  Cost of sales, buying and occupancy       145,874       130,797       441,246       411,971
  Selling, general and administrative        67,593        60,373       192,635       185,345
                                           --------      --------      --------      --------

OPERATING INCOME                             34,000        33,622        81,882        84,961

INTEREST EXPENSE, net                         1,709         1,251         3,951         2,793
                                           --------      --------      --------      --------

INCOME BEFORE TAXES                          32,291        32,371        77,931        82,168

INCOME TAXES                                 12,527        12,948        30,783        32,867
                                           --------      --------      --------      --------

NET INCOME                                 $ 19,764      $ 19,423      $ 47,148      $ 49,301
                                           ========      ========      ========      ========


NET INCOME PER SHARE                       $   0.60      $   0.57      $   1.42      $   1.43
                                           ========      ========      ========      ========

CASH DIVIDENDS PER SHARE                   $   0.09      $   0.07      $   0.25      $   0.19
                                           ========      ========      ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                   33,074        34,310        33,266        34,586
                                             ======        ======        ======        ======

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NOVEMBER 2, 1996, FEBRUARY 3, 1996 AND OCTOBER 28, 1995
(Dollar amounts in thousands except per share data)
--------------------------------------------------------------------------------

                                                                             NOVEMBER 2,  FEBRUARY 3,  OCTOBER 28,
                                                                                1996         1996         1995
                                                                             -----------  -----------  -----------
ASSETS
------

CURRENT ASSETS:
---------------
  Cash and cash equivalents                                                   $ 13,435     $ 14,865     $  3,484
  Customer accounts receivable, net                                             90,530       73,758       68,755
  Merchandise inventories                                                      195,769      143,526      179,913
  Deferred catalog costs                                                        10,604       12,757       11,926
  Due from affiliates                                                            5,136        4,008        3,116
  Deferred income taxes                                                          2,979        3,121        3,823
  Prepaid and other current assets                                              21,785       20,791       23,144
  Prepaid income taxes                                                           1,650        2,459        1,492
                                                                              --------     --------     --------
        TOTAL CURRENT ASSETS                                                   341,888      275,285      295,653

PROPERTY AND EQUIPMENT - NET                                                   166,604      154,160      152,702

GOODWILL - NET                                                                  42,569       43,577       43,913

INTANGIBLES -  NET                                                               2,389        4,189        5,104

TRADEMARKS - NET                                                                88,401       90,189       90,785

DEFERRED INCOME TAXES                                                           11,919        4,711        6,593
                                                                              --------     --------     --------

TOTAL ASSETS                                                                  $653,770     $572,111     $594,750
                                                                              ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
--------------------
  Notes payable to banks                                                      $ 79,000     $ 24,000     $ 79,000
  Accounts payable                                                              45,579       44,331       34,989
  Accrued liabilities                                                           45,022       45,593       40,213
  Income taxes payable                                                           2,316                       147
                                                                              --------     --------     --------
           TOTAL CURRENT LIABILITIES                                           171,917      113,924      154,349

LONG-TERM DEBT                                                                  50,000       50,000       35,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                           11,636       10,148       10,008

STOCKHOLDERS' EQUITY:
---------------------
  Common stock, $0.01 par value; 40,000,000 authorized; 34,928,092 shares,
     34,910,826 shares and 34,910,160 shares issued, respectively, and
     33,038,248 shares, 33,637,826 shares and 33,910,160
     shares outstanding, respectively                                              349          349          349
  Additional paid-in capital                                                   286,874      286,472      286,456
  Retained earnings                                                            193,932      155,092      144,166
  Cumulative foreign currency translation adjustment                            (1,634)      (1,337)         (75)
  Deferred pension cost                                                           (470)        (470)        (499)
  Restricted stock award                                                        (1,323)      (1,801)      (1,960)
  Treasury stock, at cost; 1,889,844 shares, 1,273,000 shares and              (57,511)     (40,266)     (33,044)
   1,000,000 shares respectively
                                                                              --------     --------     --------
           TOTAL STOCKHOLDERS' EQUITY                                          420,217      398,039      395,393
                                                                              --------     --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $653,770     $572,111     $594,750
                                                                              ========     ========     ========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                            THIRTY-NINE WEEKS ENDED
                                                           -------------------------
                                                           NOVEMBER 2,   OCTOBER 28,
                                                              1996            1995
                                                           -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                                  $ 47,148       $ 49,301
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                              26,270         23,932
   Deferred rent                                               1,472            987
   Amortization of restricted stock award                        478            478
   Loss on disposal of property and equipment                    615          1,119
   Deferred income taxes                                      (7,061)        (2,067)
   Changes in current assets and liabilities:
      Customer accounts receivable                           (16,747)        (3,449)
      Merchandise inventories                                (52,027)       (56,226)
      Deferred catalog costs                                   2,153         (3,157)
      Due from affiliates                                     (1,128)           184
      Prepaid income taxes                                       809           (805)
      Prepaid and other current assets                        (1,192)        (6,704)
      Accounts payable                                         1,181        (22,838)
      Accrued liabilities                                       (949)        (4,498)
      Income taxes payable                                     2,316           (301)
                                                            --------       --------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         3,338        (24,044)


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Additions to property and equipment                          (35,469)       (30,924)
Proceeds from disposal of property and equipment               1,102
                                                            --------       --------
   NET CASH USED IN INVESTING ACTIVITIES                     (34,367)       (30,924)


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Borrowings under notes payable to banks                       55,000         79,000
Proceeds from options exercised, including tax benefit           336             47
Cash dividend                                                 (8,308)        (6,572)
Purchase of treasury stock                                   (17,245)       (33,044)
                                                            --------       --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                  29,783         39,431


EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (184)            28
                                                            --------       --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                     (1,430)       (15,509)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                14,865         18,993
                                                            --------       --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 13,435       $  3,484
                                                            ========       ========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   OPINION OF MANAGEMENT

          With respect to the unaudited condensed financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (hereinafter referred to as the "Company") that all adjustments, which consist only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods have been included. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended February 3, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

          The February 3, 1996 Condensed Consolidated Balance Sheet amounts have been derived from the Company's audited consolidated balance sheet accounts.

          Certain reclassifications have been made to the February 3, 1996 and the October 28, 1995 financial statements to conform with the November 2, 1996 presentation.

2.   NEW ACCOUNTING STANDARDS

          In March 1995 the Financial Accounting Standards Board
     ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted SFAS No. 121 during the first fiscal quarter of 1996. The implementation of SFAS No. 121 had no impact on the financial statements for the fiscal period ended November 2, 1996.

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages but does not require compensation costs to be measured based upon the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's year end financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's condensed consolidated statements of earnings for the fiscal periods shown below:


==================================================================================
                                       Thirteen                Thirty-nine
                                      Weeks Ended              Weeks Ended
----------------------------------------------------------------------------------
                                November 2,  October 28,  November 2,  October 28,
                                   1996          1995         1996       1995
                                (unaudited)  (unaudited)  (unaudited)  (unaudited)
----------------------------------------------------------------------------------
Net sales                         100.0%       100.0%       100.0%      100.0%
----------------------------------------------------------------------------------
Cost of sales, buying and          58.9%        58.2%        61.6%       60.4%
occupancy
----------------------------------------------------------------------------------
Selling, general and               27.3%        26.9%        26.9%       27.2%
administrative expenses
----------------------------------------------------------------------------------
Operating income                   13.7%        15.0%        11.4%       12.5%
----------------------------------------------------------------------------------
Interest expense, net               0.7%         0.6%         0.6%        0.4%
----------------------------------------------------------------------------------
Income before income taxes         13.0%        14.4%        10.9%       12.0%
----------------------------------------------------------------------------------
Income taxes                        5.1%         5.8%         4.3%        4.8%
----------------------------------------------------------------------------------
Net income                          8.0%         8.6%         6.6%        7.2%
==================================================================================

THE 13 WEEKS ENDED NOVEMBER 2, 1996 COMPARED TO THE 13 WEEKS ENDED OCTOBER 28, 1995 (THIRD QUARTER)

     Comparable store sales for the Company decreased 1.7% during the third quarter. The Company's Misses and Petites stores continued to experience lower levels of customer traffic than anticipated. The Company has continued to implement its reduced spending plans and has taken other measures to adjust to this decrease in its comparable store sales.

     Net sales in the third quarter of 1996 increased by $22.7 million to $247.5 million, or 10% over the third quarter of 1995. Operating income was $34.0 million in the third quarter of 1996 compared to $33.6 million in the third quarter of 1995, an increase of 1%.

     Retail store sales in the third quarter of 1996 increased by $17.7 million, to $199.2 million, or 10%, over the third quarter of 1995. The percentage of the Company's net sales derived from its retail stores decreased to 80.5% in the third quarter of 1996 from 80.7% in the third quarter of 1995. The decrease in retail store sales as a percentage of the Company's total net sales was due to the lower than anticipated levels of customer traffic in retail stores and a 12% increase in catalog sales. The increase in retail store sales was attributable to the 30 new stores opened in the third quarter of 1996, the 36 new stores opened in the first 26 weeks of 1996 and the 6 non-comparable stores that opened in the last 13 weeks of 1995, which was offset by a decrease of $2.4 million in comparable stores sales, or 1.7%, compared to the same period the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store or a new Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the Misses assortment may be fairly compared.

     Catalog sales in the third quarter of 1996 increased by $5.0 million, to $48.3 million, or 12% compared to the third quarter of 1995. The percentage of the Company's net sales derived from its catalogs increased to 19.5% in the third quarter of 1996 from 19.3% in the third quarter of 1995 due to strong catalog sales relative to store sales. The increase in catalog sales was largely due to the strong performance of all key fall catalogs.

     Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute increases or decreases in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy increased as a percentage of net sales to 58.9% in the third quarter of 1996 from 58.2% in the third quarter of 1995 due to higher occupancy costs as a percentage of sales, which more than offset an improvement in merchandise margin.

     Selling, general and administrative expenses increased as a percentage of net sales to 27.3% in the third quarter of 1996 from 26.9% in the third quarter of 1995. Higher catalog costs were a significant contributor to this increase as strong catalog sales produced an increase in the amortization of production costs recognized during the period.

     Interest expense, net, increased by $0.4 million, to $1.7 million, in the third quarter of 1996 from the third quarter of 1995 primarily due to increased borrowings to acquire additional merchandise to support the increase in selling square footage, the regular seasonal build-up of inventories and the stock repurchase program. The average total debt level, including short-term and long-term bank borrowings, was $129.2 million in the third quarter of 1996 compared to $95.6 million in the third quarter of 1995. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.1% in the third quarter of 1996 compared to 6.5% in the third quarter of 1995.

THE 39 WEEKS ENDED NOVEMBER 2, 1996 COMPARED TO THE 39 WEEKS ENDED OCTOBER 28, 1995

     Net sales in the first 39 weeks of 1996 increased by $33.5 million to $715.8 million, or 5%, over the first 39 weeks of 1995. Operating income was $81.9 million in the first 39 weeks of 1996 compared to $85.0 million in the first 39 weeks of 1995, a decrease of 4%.

     Retail store sales in the first 39 weeks of 1996 increased by $32.8 million, to $586.6 million, or 6%, over the first 39 weeks of 1995. The percentage of the Company's net sales derived from its retail stores increased to 82.0% in the first 39 weeks of 1996 from 81.2% in the first 39 weeks of 1995. The increase in retail store sales as a percentage of the Company's total net sales was due to the growth in retail store sales. The increase in retail store sales was attributable to the 66 new stores opened in the first 39 weeks of 1996, 6 non-comparable stores that opened in the last 13 weeks of 1995 and partially offset by a decrease of $16.6 million in comparable stores sales, or 3.8%, less than the comparable 39 week period in the previous year.

     Catalog sales in the first 39 weeks of 1996 increased by $0.7 million, to $129.2 million, or 1% over the first 39 weeks of 1995. The percentage of the Company's net sales derived from its catalog decreased to 18.0% in the first 39 weeks of 1996 from 18.8% in the first 39 weeks of 1995, due to retail store sales increasing at a higher rate than catalog sales. Although the Company mailed 14% fewer catalogs during the first 39 weeks of this year compared to the first 39 weeks of 1995, the improved productivity of the catalogs largely offset this reduction in circulation. The reduction in catalog circulation continues a strategic initiative to better target the distribution of catalogs to known customers.

     Cost of sales, buying and occupancy increased as a percentage of net sales to 61.6% in the first 39 weeks of 1996 from 60.4% in the first 39 weeks of 1995. The increase in cost of sales, buying and occupancy as a percentage of sales is primarily due to the occupancy costs rising as a percentage of sales.

     Selling, general and administrative expenses decreased as a percentage of net sales to 26.9% in the first 39 weeks of 1996 from 27.2% in the first 39 weeks of 1995. This improvement was largely due to an increase in finance charge income, related to higher customer accounts receivable, which resulted from the reduction in the minimum payment terms on the Company's charge card. The increase in the customer accounts receivable did not adversely impact the Company's bad debt expense ratio.

     Interest expense, net, increased by $1.2 million, to $4.0 million for the first 39 weeks of

1996 from the first 39 weeks of 1995 due to higher average debt levels. The average total debt level, including short-term and long-term bank borrowings, was $109.2 million in the first 39 weeks of 1996 compared to $69.9 million in the first 39 weeks of 1995. The stock repurchase program was a significant contributor to the higher debt levels. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.0% in the first 39 weeks of 1996 compared to 6.8% in the first 39 weeks of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At November 2, 1996 and October 28, 1995, the Company had $79.0 million of outstanding borrowings under this line-of-credit facility, respectively. Additionally, the Company has a revolving credit facility under which the current maximum available borrowing is $50.0 million. At November 2, 1996 and October 28, 1995, and throughout the respective 39 weeks then ended, the Company's borrowings under the revolving credit facility were $50.0 and $35.0 million respectively. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     During the first 39 weeks of 1996 cash decreased $1.4 million compared to a decrease of $15.5 million during the first 39 weeks of 1995. The major changes were an increase in customer accounts receivable following a reduction in the minimum payment terms on the Company's charge card and a planned reduction in the purchase of treasury stock pursuant to the Company's stock repurchase plan. The extended stock purchase plan authorizes the Company to purchase up to $40 million of its common stock from time to time over a two year period. During the first 39 weeks of 1996, the Company repurchased 616,844 shares of its common stock at an average price of approximately $28 per share.

     Capital expenditures for the first 39 weeks of 1996 were $35.5 million. The Company used approximately $32.6 million for opening 66 new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates an additional $14.5 million of capital expenditures primarily for the opening of new stores and expanding and renovating existing stores, for an expected total of $50.0 million of capital expenditures for the current fiscal year. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of such activity during the remainder of fiscal 1996.

     The Company's primary ongoing cash requirements will be to finance working capital buildups during peak selling seasons, to fund new stores and expansions and renovations of existing stores, to fund debt service payments for debt that has not been refinanced, to fund the stock repurchase plan and to pay any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.

     The payment of dividends and the amount of any dividends are determined by the Board of Directors and depends on a number of factors, including earnings, operations, financial condition, capital requirements and general business outlook. On November 6, 1996, the Company announced that its Board of Directors had approved a quarterly dividend of $.09 per share payable on December 16, 1996 to shareholders of record as of December 2, 1996.

PART II - OTHER INFORMATION

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (b)  REPORTS ON FORM 8-K

               On November 12, 1996, the Company filed Current Report on Form 8-K dated October 30, 1996 discussing, under Item 5., "Other Items", certain facts that may cause actual results to differ from certain forward-looking information that may be made available by the Company from time to time.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE TALBOTS, INC.


Dated:     December 13, 1996             By: /s/ Edward L. Larsen
                                             ------------------------
                                             Edward L. Larsen
                                             Duly authorized officer and Senior
                                             Vice President of Finance, Chief
                                             Financial Officer, and Treasurer