Form 10-K405
period 1997-02-01
TALBOTS INC
filed 1997-05-01
CIK 912263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED February 1, 1997
                          ----------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
                               ----------------  ----------------

                         COMMISSION FILE NUMBER 1-12552
                                                -------

                                THE TALBOTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                                  41-1111318
              --------                                  ----------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


175 Beal Street, Hingham, Massachusetts                   02043
---------------------------------------                   -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617)749-7600
                                                   -------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------          -----------------------------------------
         Common Stock                 New York Stock Exchange
         $0.01 Par Value


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                  ---    ---


INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE APPROXIMATE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (FOR THIS PURPOSE, DEEMED TO REFER TO ALL PERSONS AND ENTITIES OTHER THAN EXECUTIVE OFFICERS, DIRECTORS AND 10% OR MORE SHAREHOLDERS) BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON APRIL 3, 1997 WAS APPROXIMATELY $348 MILLION.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF APRIL 3, 1997: 32,917,757

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997 ARE INCORPORATED BY REFERENCE INTO PART II, AND PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I


ITEM 1. BUSINESS.

GENERAL

     The Talbots, Inc., a Delaware corporation (together with its wholly owned subsidiaries, "Talbots" or the "Company"), is a leading national specialty retailer and cataloger of women's classic apparel, accessories and shoes. Over the past eight years, the Company has implemented an aggressive store expansion program, with the number of stores increasing from 137 at the end of 1988 to 535 at the end of 1996. During 1996, Talbots issued 26 separate catalogs with a combined circulation of approximately 50 million. Total net sales were approximately $1,018.8 million in 1996, of which retail store sales were approximately $839.0 million and catalog sales were approximately $179.8 million.

     To conform with other industry retailers, Talbots adopted the National Retail Federation's fiscal calendar during 1995, which in fiscal 1995 had 53 weeks. Where a reference is made in this Part I to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. For example, "1996" refers to the 52-week fiscal year ended February 1, 1997, "1995" refers to the 53-week fiscal year ended February 3, 1996, and "1994" refers to the 52-week fiscal year ended January 28, 1995. Since Talbots fiscal 1996 was a 52-week year and fiscal 1995 was a 53-week year, comparable store sales are reported in this Annual Report on a 52-week comparative basis.

     Talbots stores and catalogs offer a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting primarily of Talbots own private label merchandise in misses and petites sizes. Talbots Kids stores and catalogs offer an assortment of high quality classic clothing and accessories for infants, toddlers, boys and girls. Talbots merchandising strategy focuses on achieving a "classic look", which emphasizes timeless styles. Talbots stores and catalogs offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. The consistency in color, fabric and fit of Talbots merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its customers are college-educated and employed, primarily in professional and managerial occupations, and are attracted to Talbots by its focused merchandising strategy, personalized customer service and continual flow of high quality, reasonably priced classic merchandise.

     Talbots has established a market niche as a brand in women's classic apparel, accessories and shoes. In 1996, approximately 98% of the Company's merchandise consisted of styles that were sold exclusively under the Talbots label. Most of this merchandise is manufactured to the specifications of the Company's technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors.

     The Company operates its stores and catalogs as an integrated business and provides the same personalized service to its customers regardless of whether merchandise is purchased through its stores or catalogs. The Company believes that the synergy between Talbots stores and catalogs offers an important convenience to its customers and a competitive advantage to the Company in identifying new store sites and testing new business concepts.

     The first Talbots store was opened in 1947 in Hingham, Massachusetts by Rudolph and Nancy Talbot. The first Talbots catalog was issued the following year with a circulation of approximately 3,000. Additional stores were opened beginning in 1955, and there was a total of five Talbots stores by 1973, at which time the Company was acquired by General Mills, Inc. Talbots continued to expand and grew to 126 stores by June 1988. In June 1988, JUSCO (U.S.A.), Inc. ("JUSCO USA"), a Delaware corporation, acquired Talbots (the "Acquisition"). JUSCO USA is a wholly owned subsidiary of JUSCO Co., Ltd. ("JUSCO"), a Japanese corporation. On November 18, 1993, the Company effected an initial public offering of its common stock (the "Offering"), issuing approximately 12.6 million shares of common stock. Subsequent to the Offering, JUSCO USA continues to own approximately 63.4% of the outstanding common stock of the Company.

     The Company grew significantly after the Acquisition by adding stores and developing new complementary business concepts that capitalized on the strength of the Talbots name and its loyal customer base. By February 1, 1997, the number of stores increased to 535, in 44 states, the District of Columbia, Canada and the United Kingdom. This number included 351 Talbots Misses stores (including 19 Misses stores in Canada and five Misses stores in the United Kingdom), 100 Talbots Petites stores (including one Petites store in Canada), 14 Talbots Accessories & Shoes stores, 55 Talbots Kids stores, four Talbots Intimates stores, and 11 Talbots Outlet stores. Of the Company's $839.0 million in total retail store sales for fiscal 1996, Talbots Misses stores accounted for $633.2 million; Talbots Petites, $106.8 million; Talbots Accessories & Shoes, $7.9 million; and Talbots Kids, $43.5 million. The remaining $47.6 million was generated from Talbots Outlet stores and test concepts.

     Talbots catalog business also has undergone changes. The circulation of catalogs has been reduced by 36.4% from 78.1 million catalogs in 1989 to 49.7 million catalogs in 1996. This circulation reduction has been an integral part of a strategy to better focus the distribution of catalogs to proven customers and, more recently, to offset increased paper costs in the production of the catalogs. From 1989 to 1996, sales per catalog has increased from $1.88 to $3.62.

STRATEGY

     Talbots has established a market niche as a brand in women's classic apparel, accessories and shoes. The Company's strategy is to maintain its strong competitive position in private label classic apparel and to capitalize on the strength of the Talbots name and loyal customer base through geographic expansion and development of new business concepts. The key elements of the Company's strategy are to: (1) maintain its strong competitive position as a full-price retailer of private label classic apparel offering personalized customer service, (2) continue to capitalize on its complementary store and catalog operations, (3) continue its store expansion program by opening new stores, and (4) capitalize on the strength of its brand name through the development of new business concepts, such as Talbots Kids, Talbots Babies and Talbots Accessories & Shoes.

     MARKET NICHE IN CLASSIC APPAREL. Talbots stores and catalogs offer a distinctive collection of sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting primarily of the Company's own private label merchandise in misses and petites sizes. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. An important aspect of the Company's marketing strategy is dressing the customer from "head-to-toe" to create Talbots signature "classic look". The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, shoes and accessories will be affected by sudden changes in fashion trends.

     TALBOTS PRIVATE LABEL. In 1988, the Company implemented a strategy to increase the percentage of its merchandise that is sold exclusively under the Talbots label. The clothing assortment under the Talbots private label grew from approximately 25% in 1987 to approximately 98% in 1996. Sales of private label merchandise generally provide the Company with a higher gross margin than it believes would generally be obtained on other merchandise and establishes Talbots identity as a brand of women's classic apparel. The Company's private label merchandise features the building blocks of a classic wardrobe, including key basic items such as the classic blazer, white blouse and turtleneck sweater, as well as complementary fresh fashion items and accessories to create Talbots signature "classic look".

     The Company believes that the quality and value of its classic merchandise and its commitment to personalized customer service are key factors to its success. Most of Talbots merchandise is manufactured to the specifications of the Company's technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors. The Company continually monitors the production of its domestic and overseas manufacturers to assure that all apparel is of consistent fit and high quality.

     FULL-PRICE RETAILER. The Company positions itself as a full-price retailer. Talbots holds only four sale events a year in all of its stores other than its Outlet stores, consisting of two end-of-season clearance sales and two mid-season sales, each in conjunction with catalog sales events.

No other promotional sale events are held. The Company believes that its strategy of limiting sales to four events a year projects Talbots as a high quality, reasonably priced brand that may be purchased at regular price. With this policy, the Company believes that its customers are satisfied that the regular retail price is the true price of the merchandise which will not be marked down periodically during the selling season.

     COMPLEMENTARY STORE AND CATALOG OPERATIONS. The Company's strategy is to operate its stores and catalogs as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores or catalogs. The Company believes that the synergy between Talbots stores and catalogs offers an important convenience to its customers and a competitive advantage to the Company in identifying new store sites and testing new business concepts.

     Talbots catalogs provide customers with a broader selection of merchandise, sizes and colors than its stores. In each of its stores, Talbots offers a "Red Line" phone which connects the store customer directly to a catalog telemarketing sales associate. This service can be used by store customers to order a particular size or color of an item that is a catalog-only item or that is sold out in the store. Reduced shipping and handling charges are available to customers who use the "Red Line" phone service. In addition to providing customers the convenience of ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. Catalog merchandise can be easily returned or exchanged at any Talbots store as well as returned to the Company by mail.

     The Company believes that its catalog operations provide Talbots with a competitive advantage. The customer database compiled through Talbots catalog operations provides important demographic information and serves as an integral part of the Company's expansion strategy by helping to identify markets with the potential to support a new store. The Company also believes that its strategy of using its catalogs to test new business concepts such as Talbots Kids and Talbots Accessories & Shoes before buying merchandise for and building new stores helps lessen the risk of these new ventures.

     EXPANSION. The Company has followed an expansion program that is designed to reach new and existing customers through the opening of new stores. The Company selects store locations that it believes are convenient for its customers and consistent with its image. In addition to opening new Talbots stores in the United States during fiscal 1996, the Company opened three stores in Canada, and two stores in the United Kingdom. The Company is exploring further expansion opportunities in international markets.

     INTRODUCTION OF NEW BUSINESS CONCEPTS. The Company is currently introducing new business concepts that complement its core business of women's classic apparel in misses and petites sizes. The Company has used its catalog as a vehicle to test new business concepts and merchandise before sending such merchandise to its stores.

     In 1984, Talbots began offering merchandise in petites sizes in its catalogs, and in 1985, the Company opened its first Talbots Petites store. During 1989, Talbots stores began to carry a selection of Talbots Petites merchandise, and the Company opened three additional Talbots Petites stores in 1990 as the beginning of its strategy to expand Talbots Petites business. At February 1, 1997, 100 Talbots Petites stores were open, and virtually every item of womens apparel in the catalog was offered in both misses and petites sizes.

     In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. Based on successful customer response to the catalog merchandise, the first Talbots Kids store opened in 1990 and by the end of 1996, 55 Talbots Kids stores were open. The Company will continue to position Talbots Kids as a brand that offers a complete assortment of high quality classic clothing and accessories for boys and girls.

     Following the successful introduction of Talbots Kids, the Company implemented a similar strategy to introduce Talbots Intimates, which offers classic sleepwear, daywear (principally underwear) and loungewear. Talbots initially offered only a limited selection of sleepwear and robes in stores and catalogs during the holiday seasons and, beginning in 1991, offered a larger assortment of intimate apparel in selected catalogs. The introduction of intimate apparel strengthened Talbots wardrobing concept of dressing its customers from "head-to-toe". At February 1, 1997, four Talbots Intimates stores were open. Having operated these stores in a test mode for several years, the Company has now decided that its most appropriate distribution channel for selling intimate apparel is as a department within a Misses store, rather than as a separate store. Therefore, the Company is implementing plans in 1997 to introduce smaller collections of intimate apparel in approximately 40 Misses stores. Furthermore, a portion of the present Intimates stores are being converted into new Accessories & Shoes stores, with the remaining space being integrated into adjacent Talbots Misses stores as intimate apparel departments.

     During 1994, Talbots introduced a new test concept, Talbots Accessories and Shoes, through the distribution of two catalogs devoted to classic accessories and shoes. A limited collection of the merchandise was previously offered, and continues to be offered, in each Misses catalog and in selected stores. The Company opened five Talbots Accessories and Shoes stores in September 1995. Based upon the positive response to these stores, the Company opened nine additional Talbots Accessories & Shoes stores in 1996. This concept further develops the Company's ability to present a "head-to-toe" wardrobe to its customer.

     Also during 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment for infants and toddlers, Talbots Babies. In addition to presenting the merchandise in the catalog, Talbots introduced the new line in two new and two expanded Talbots Kids stores. As a result of the performance of this new merchandise line in 1995, the Company expanded eight existing Talbots Kids stores to accommodate Talbots Babies and included Talbots Babies in five of the six new Talbots Kids stores opened during 1996. The Company intends to include Talbots Babies in all new Talbots Kids stores going forward and is implementing plans in 1997 to add a small assortment of Talbots Babies merchandise into approximately 19 existing Talbots Kids stores. By the end of 1997, Talbots Babies is expected to be in about two-thirds of all Talbots Kids stores.

MERCHANDISING

     The Company's merchandising strategy focuses on achieving a "classic look," which emphasizes timeless styles. Talbots stores and catalogs offer a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting primarily of private label merchandise made exclusively for Talbots in misses and petites sizes. Talbots stores and catalogs offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from "head-to-toe". The consistency in color, fabric and fit of Talbots merchandise also allows a customer to create wardrobes across seasons and years.

EXPANSION

     An important aspect of the Company's business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. The Company has grown significantly over the past ten years, with the number of stores increasing from 84 at the end of 1986 to 535 at the end of 1996. During that time, store net sales increased from approximately $150.0 million in 1986 to approximately $839.0 million in 1996. From the end of 1995 to the end of 1996, the number of Talbots stores increased from 460 to 535.

     The Company selects store locations which are convenient for its customers and consistent with its image. Store sites are selected by the Company's real estate department and approved by the Company's real estate committee on the basis of various factors.

     The Company generally adds additional locations in major cities, certain suburbs and smaller markets, each where Talbots catalog has been successful. The customer database compiled through Talbots catalog operations provides important demographic information about potential store markets. Although the addition of stores in areas where the catalog has been successful has resulted in slightly lower catalog sales in such areas, such lower catalog sales have been more than offset by the significantly higher sales generated in these areas by the opening of new stores. The Company continues to pursue opportunities in smaller markets for the opening of smaller sized Misses stores. The Company believes that by opening stores in smaller markets, it can grow while enjoying lower rental, construction and operating costs.

     The Company currently anticipates opening approximately 70 new stores (including Misses, Petites, Kids & Babies, Accessories & Shoes and Outlet stores) in 1997. The Company's ability to continue to expand will be dependent upon general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the ability to negotiate acceptable lease terms for new locations. The ability of the Company to open additional Talbots Petites, Talbots Kids & Babies, Talbots Accessories & Shoes and Talbots Outlet stores (and the mix of such openings) will be dependent upon similar factors as well as the performance of Talbots existing stores at such locations and the availability of suitable space. The Company will also consider opening such stores in established Talbots markets where a Misses store is not located, thereby broadening the growth potential for each concept. In addition, the Company's expansion plans concerning its test concepts also will be dependent upon the performance of the collections of such merchandise offered in Misses stores and catalogs.

STORES

     At February 1, 1997, the Company operated 535 stores in 44 states, the District of Columbia, Canada and the United Kingdom. Talbots stores (other than the eleven Talbots Outlet stores) are located in a wide variety of retail settings, including malls, specialty centers, village locations, freestanding buildings and urban locations.

     Misses stores generally range in size from 3,500 to 6,500 gross square feet, with a typical store averaging approximately 4,900 gross square feet. Talbots Petites stores generally measure 2,400 gross square feet, and Talbots Kids stores measure approximately 2,500 gross square feet, with those including Talbots Babies measuring approximately 3,500 gross square feet. Flagship stores are Misses stores which are utilized to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Washington D.C., Chicago, San Francisco and Toronto, and generally are larger than the average Misses store. Approximately 75% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

     In certain markets, the Company has created Talbots "superstores" by placing two or more other Talbots concepts in close proximity to a Misses store. Together, these stores feature at least three of Talbots business concepts--Misses, Petites, Kids, Intimates and/or Accessories & Shoes--in order to create a one-stop shopping environment. The Company operates 46 "superstores," including eight four-concept "superstores" and two five-concept "superstores."

     The Company utilizes Talbots Outlet stores, which are separate from its retail stores, to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores only for the sale of past season and "as is" merchandise. The Company does not purchase merchandise specifically for Talbots Outlet stores. Merchandise in Talbots Outlet stores is sold at significant markdowns from original retail prices. At February 1, 1997, the Company operated eleven Talbots Outlet stores.

     Talbots stores are distinguished by a signature red door created for each of the business concepts. Each interior is designed to have a gracious and comfortable residential feel. This interior design theme is consistently used in all Talbots Misses and Talbots Petites stores to promote familiarity, ease of shopping and cost savings in the design and construction of new stores. Talbots Kids, and Talbots Accessories & Shoes also have their respective signature red doors and interior design themes. Talbots Kids stores are designed to create a light atmosphere with colorful medallions, confetti flecked carpeting and striped wall covering. Talbots Accessories & Shoes are designed to reflect the atmosphere of a traditional carriage house, utilizing green and warm grey tones to complement wood furniture and finishes. Management provides guidelines for merchandise display to the stores throughout the year.

TALBOTS CATALOG

     Since 1948, the Company has used its catalog to offer potential and existing customers convenience in ordering Talbots merchandise. In 1996, the Company distributed 26 separate catalogs with a combined circulation of approximately 49.7 million, including catalogs sent to stores for display and general distribution. During 1996, catalog sales represented approximately 17.6% of total Company sales. Catalog circulation has included: base catalogs offering the broadest assortment of Talbots merchandise; specialty catalogs such as the Classics That Work series featuring career clothing; Talbots Kids catalogs; Talbots Intimates catalogs; Talbots Accessories & Shoes catalogs; and sale catalogs. In addition to providing customers convenience in ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. This past fall Talbots introduced Canada and U.K. versions of several domestic catalogs, with prices listed in local currencies and special toll-free numbers to call. The Company hopes that over time, the international catalogs will provide the same synergy with its international stores that the domestic market experiences, as well as reach new customers. Furthermore, in conjunction with the Company's store strategy to incorporate intimate apparel into its Misses and Petites assortment, the Company is implementing plans in 1997 to add more intimate apparel pages to its base catalogs, and to discontinue the distribution of separate catalogs dedicated to intimate apparel.

     Beginning in 1989, the Company implemented a program to improve the productivity of its catalog operations by broadening its merchandise assortment and adjusting its catalog circulation to better target established and prospective buyers, which reduced catalog mailings by 36.4% from 1989 to 1996, increased sales per catalog by 92.6% during the same period and provided savings on production and mailing costs. The Company utilizes computer applications which employ mathematical models to improve the efficiency of its catalog mailings through refinement of its customer list. A principal factor in improving customer response has been the Company's development of its own list of active customers. The Company routinely updates and refines this list prior to individual catalog mailings by monitoring customer interest as reflected in criteria such as the frequency and dollar amount of purchases as well as the last date of purchase.

     The Company attempts to make catalog shopping as convenient as possible. The Company maintains a toll-free number, accessible 24 hours a day, seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. In response to our catalog business from international customers, toll-free numbers were established in the Company's seven top performing countries and a foreign language interpreter service for telephone orders is provided. The Company maintains telemarketing centers in Knoxville, Tennessee and Hingham, Massachusetts which, linked by computer and telephone, are designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable sales associates located at the telemarketing centers who utilize on-line computer terminals to enter customer orders and to retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In both the Hingham and Knoxville telemarketing centers, sales associates are able to refer to current catalog items in a sample store, thereby allowing them to view merchandise as they assist customers.

     The Company employs state-of-the-art technology to process orders. Sales associates enter orders on-line into a computerized inventory control system which systematically updates Talbots customer list and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information is available to the Company's Hingham-based buying staff the next day. The Company has achieved efficiencies in order entry and fulfillment which permit the shipment of most orders the following day.

PRIVATE LABEL MERCHANDISE DESIGN AND PURCHASING

     Talbots private label merchandise is designed through the coordinated efforts of the Company's merchandising and manufacturing team, which consists of the New York-based Talbots product development office, the technical testing and design staff, the buying staff, the production planning staff and Talbots International, a Hong Kong-based product sourcing office. Styles for Talbots private label merchandise are developed based upon prior years' sales history and current fashion trends for each of the six merchandising periods (winter, resort, spring, summer, transition and fall).

     The New York-based Talbots product development office oversees the conceptualization of Talbots product. This initial product determination concerns styling, color, and fabrication recommendations. The style recommendations include both the evolution of the traditional classic styles as well as the development of new fashion pieces used throughout the merchandise assortment. This process usually occurs approximately nine months before the expected in-house delivery date of the merchandise.

     The Company's Hingham-based buying staff is responsible for the quantification of specific merchandise and departmental needs and plans. These plans are used to place specific item orders on styles developed in teamwork with the product development office and with the various merchandise vendors.

     In conjunction with the merchandise developed by the product managers and the buying organization, the Company's Hingham-based technical testing and design staff works to determine the technical specifications of all private-label merchandise. In addition to preparing the initial specifications, this group also reviews the first merchandise sample and the production samples of each item to ensure that specifications and quality standards are met.

     In 1996, Talbots purchased approximately 44% of its merchandise directly from off-shore manufacturers. During the year, the Company's Hong Kong office accounted for approximately 70% of Talbots total direct off-shore sourcing, with the remaining 30% being handled through various agents. The remaining 56% of Talbots merchandise is sourced through domestic-based resources.

     The Company typically transacts business on an order-by-order basis and does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company believes that it has good relationships with its vendors and that, as the number of Talbots stores increases, there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. The Company does business with most of its vendors in United States currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities.

     Approximately 30% of Talbots merchandise is currently sourced through Hong Kong. Hong Kong is presently a British Crown Colony, but sovereignty over Hong Kong will be transferred effective July 1, 1997 from the United Kingdom to the People's Republic of China. The agreement provides that the social and economic systems in Hong Kong will remain a matter of the people of Hong Kong's choice for 50 years after June 30, 1997. The Company is considering alternative methods of sourcing in the Far East should the business climate in Hong Kong change.

     In order to diversify the Company's Far East sourcing operations, additional overseas sourcing offices have been established in Jakarta, Indonesia and Bangkok, Thailand. Under the terms of an agreement between the Company and Eralda Industries ("Eralda"), a long time supplier of the Company, Eralda will serve as the Company's exclusive agent and has established these offices to serve the Company in this capacity.

     In addition to the Company's office in Hong Kong, which deals with local manufacturers, and the sourcing arrangement with Eralda, Talbots utilizes agents in Japan, Korea, Singapore, Israel, Italy, Portugal, and England plus domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to assure that no one company or country is responsible for a disproportionate amount of Talbots merchandise. Directly sourced merchandise is currently manufactured to its specifications by independent foreign factories, located primarily in Hong Kong, other Asian countries such as Macao, China, Thailand, Korea and Indonesia, and Europe.

     The Company's domestic vendors include those who either manufacture their own merchandise or supply merchandise manufactured by others, as well as vendors that are both manufacturers and suppliers. In 1996, the David Brooks, Robert Terry, Robert Scott and Smart Shirt divisions of The Kellwood Company accounted for an aggregate of approximately 9% of the total merchandise purchased by Talbots. Most of Talbots Hong Kong and other foreign vendors manufacture their own merchandise. The Company believes that, consistent with the retail apparel industry as a whole, many of its domestic vendors import part of their merchandise from abroad.

INVENTORY CONTROL AND MERCHANDISE DISTRIBUTION

     The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through Talbots catalog and store distribution center in Lakeville, Massachusetts. Merchandise received at the distribution center is promptly inspected, assigned to individual stores, packed for delivery and shipped to the stores. Talbots ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. Generally, inventory turns over approximately two and one half times annually. The Company believes that its strong store and catalog synergy coupled with its central distribution system allows it to move merchandise between the stores and catalog to better take advantage of sales trends.

     In June, 1995, the Company completed a $7.0 million expansion of its distribution center in Lakeville, Massachusetts, by adding an additional 124,260 square feet to support its expansion plans. A 25,400 square foot mezzanine level was added in 1996 to further support the Company's growth.

MANAGEMENT INFORMATION SYSTEMS

     Talbots management information systems and electronic data processing systems are located at the Company's Systems Center in Tampa, Florida. These systems consist of a full range of retail, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, merchandise reporting and distribution. In accordance with the Company's strategy to update its management information systems, all systems, both hardware and software, have either been installed or modified to be in line with the current and planned domestic and international needs of Talbots.

     All Talbots stores have point-of-sale terminals that transmit information daily on sales by item, color and size at each store. Talbots stores are equipped with bar code scanning programs for the recording of store inventories, price changes, receipts and transfers. The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and allocation of merchandise.

     Also, sales associates can locate merchandise no longer available in their store at any Talbots location with a single phone call, 24 hours a day, seven days a week.

SEASONALITY

     Historically, catalog sales had been higher during the first and third quarters due to the timing of catalog circulation and the placement of customer orders early in the season. However, as shopping patterns have changed and customers are buying closer to time of need, the difference in catalog sales between the third and fourth quarters has diminished. Retail store sales typically peak in the fourth quarter due to the holiday gift season and the impact of new stores opened during the year. From a total Company perspective, the highest sales are in the fourth quarter.

COMPETITION

     The women's retail apparel industry is highly competitive. The Company believes that the principal bases upon which it competes are quality, value and service in offering classic apparel to build "head-to-toe" wardrobes through both stores and catalogs.

     Talbots competes with certain departments of national specialty department stores such as Lord & Taylor, Saks Fifth Avenue and Nordstrom as well as strong regional department store chains such as Macy's, Marshall Field and Dillard's. The Company believes that it competes with these department stores by offering a focused merchandise selection, personalized service and convenience. Talbots also competes with other specialty retailers such as The Limited, Ann Taylor, Eddie Bauer and The Gap, and with catalog companies such as L.L. Bean, Lands' End and Spiegel. The Company believes that its focused merchandise selection in classic apparel, consistent private label merchandise, superior customer service and store site selection resulting from the synergy between its stores and catalog operations, and the availability of its merchandise in extended misses sizes and petites sizes distinguish it from other specialty retailers.

EMPLOYEES

     At February 1, 1997, Talbots had approximately 7,200 employees, of whom approximately 2,000 were full-time salaried employees, approximately 1,200 were full-time hourly employees and approximately 4,000 were part-time hourly employees. The Company believes that its relationship with its employees is good.

EXECUTIVE AND OTHER OFFICERS OF THE COMPANY

     The following table sets forth certain information regarding the executive and other officers of the Company as of February 1, 1997:

Name                          Age      Position
----                          ---      --------

Arnold B. Zetcher             56       President and Chief Executive Officer
Clark J. Hinkley              55       Executive Vice President and Chief Operating Officer
J. Bruce Ash                  48       Senior Vice President, Management Information
                                          Systems
Paul V. Kastner               45       Senior Vice President, International and Strategic
                                          Planning
Edward L. Larsen              52       Senior Vice President, Finance, Chief Financial
                                          Officer and Treasurer
Michele M. Mandell            49       Senior Vice President, Stores
Richard T. O'Connell, Jr.     46       Senior Vice President, Legal and Real Estate, and
                                          Secretary
Mary R. Pasciucco             42       Senior Vice President, Catalog Development and
                                          Advertising
Ronald L. Ramseyer            54       Senior Vice President, Direct Marketing
Bruce C. Soderholm            54       Senior Vice President, Operations
Stuart M. Stolper             57       Senior Vice President, Human Resources
Jacqueline M. Corso           43       Vice President, General Merchandise Manager
Sandy F. Katz                 48       Vice President, Audit and Control
Judy O'Keefe                  53       Vice President, Merchandise Administration
Bruce Lee Prescott            40       Vice President, Customer Service and Telemarketing
Steven J. Siegler             44       Vice President, Product Development
Kathleen Ann Staab            49       Vice President, General Merchandise Manager
Lucy Main Tweet               44       Vice President, Manufacturing
John L. Florio                41       Director of Legal Services and Assistant Secretary

     Mr. Zetcher joined Talbots as President in 1987. He has been President and Chief Executive Officer and a member of the Board of Directors since 1988. Mr. Zetcher was Chairman and Chief Executive Officer of John Breuner Company, a home furnishings division of BATUS in San Francisco, California, and prior to that, Chairman and Chief Executive Officer of Kohl's Food Stores, another BATUS division, in Wisconsin and Illinois. Mr. Zetcher also served as Chairman and Chief Executive Officer of Bonwit Teller in New York and served in various capacities during his ten years with Federated Department Stores.

     Mr. Hinkley has been Executive Vice President and a member of the Board of Directors since 1988 and Executive Vice President and Chief Operating Officer since 1993. He joined Talbots in 1987 as Vice President, General Merchandise Manager. From 1984 until 1987, he was Vice President, General Merchandise Manager, Women's Apparel at Dayton Hudson Department Store in Minneapolis, Minnesota. From 1979 to 1984, he was Vice President, General

Merchandise Manager, Women's Apparel and Accessories at J.L. Hudson in Detroit, Michigan and served in various other capacities at J.L. Hudson between 1963 and 1979.

     Mr. Ash has been Senior Vice President, MIS since 1988. He joined Talbots in 1988 as Vice President, MIS. Prior to that time, he was Vice President, MIS at Filene's Department Stores in Boston.

     Mr. Kastner joined Talbots in 1988 as Director, Business Planning and Analysis and became Vice President, New Business Ventures and Strategic Planning in 1989. In 1994, Mr. Kastner was promoted to the position of Senior Vice President, International and Strategic Planning. Prior to joining Talbots, he was Director of Research and Merchandise Information with John Breuner Company in California.

     Mr. Larsen became Senior Vice President, Finance, Chief Financial Officer and Treasurer of Talbots in 1991. From 1989 to 1991, Mr. Larsen was Vice President and Chief Financial Officer of Lillian Vernon Corporation. From 1977 to 1988, he held various positions with General Mills, Inc., including from 1985 to 1988 the position of Vice President and Group Controller of the Specialty Retailing Group at General Mills, Inc.

     Ms. Mandell has been Senior Vice President, Stores since 1992. She joined Talbots in 1983 as Store Manager, became District Manager in 1984 and served as Regional Director from 1985 until 1992. From 1971 to 1983 she held management and buying positions for Price's of Oakland in Pittsburgh, Pennsylvania and A.E. Troutman Co. in Indiana, Pennsylvania.

     Mr. O'Connell, who joined Talbots in 1988 as Vice President, Legal and Real Estate and Secretary, became Senior Vice President, Legal and Real Estate and Secretary in 1989. Prior to joining Talbots, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

     Ms. Pasciucco has been Senior Vice President, Catalog Development and Advertising since 1989. From 1985 until 1989, she served as Vice President, Catalog Development, and from 1982 until 1985, she served as Director, Catalog Development.

     Mr. Ramseyer joined Talbots in 1991 as Senior Vice President, Direct Marketing. From 1989 to 1991, he was a consultant to clients in the catalog business. He was the National Catalog Advertising Manager for Sears, Roebuck & Co. from 1981 until 1989.

     Mr. Soderholm has been Senior Vice President, Operations since 1989. He joined Talbots in 1976 as Director of Operations and served as Vice President, Operations from 1980 to 1989.

     Mr. Stolper joined Talbots in 1989 as Vice President, Human Resources and assumed the position of Senior Vice President, Human Resources later that year. From 1988 to 1989, he served as Vice President, Administration at JUSCO USA. Prior to that time, he was Vice President, Human Resources of the Specialty Retailing Group at General Mills, Inc.

     Ms. Corso joined Talbots in 1991 as Vice President, General Merchandise Manager. From 1990 to 1991, Ms. Corso was Divisional Merchandise Manager at Montgomery Ward. From 1986 to 1989, she served as Divisional Vice
President/Divisional Merchandise Manager at May Department Stores.

     Mr. Katz joined Talbots in 1989 as Vice President, Audit and Control. From 1988 to 1989, Mr. Katz was President of SFK & Associates, a consulting firm, and from 1984 to 1989, he was Director, Loss Prevention of the Specialty Retailing Group at General Mills, Inc.

     Ms. O'Keefe joined Talbots in 1989 as Director, Merchandise Administration. In 1994, she was promoted to the position of Vice President, Merchandise Administration. Prior to joining Talbots, Ms. O'Keefe held various merchandising positions at Dayton Hudson Department Store where she was employed for nearly 20 years.

     Mr. Prescott joined Talbots in 1987 as Manager, Direct Marketing Fulfillment. In 1988, he was promoted to the position of Director of Marketing Fulfillment and in 1991 became Director, Customer Service and Telemarketing. In 1994, he was promoted to the position of Vice President, Customer Service and Telemarketing. From 1976 to 1987, he was employed by Johnny Appleseed's serving as manager of catalog operations and supervising retail distribution and customer service.

     Mr. Siegler joined Talbots in 1993 as Vice President, Product Development. From 1991 to 1993 he was Vice President, Sales and Marketing at Segrets, Inc. in Beverly, Massachusetts, and from 1988 to 1991 he was President and Chief Executive Officer at Crazy Horse, Inc., a division of Ross Togs, Inc. in New York, New York.

     Ms. Staab was appointed Vice President, General Merchandise Manager in 1993. Ms. Staab joined Talbots as General Merchandise Manager in 1991. Prior to joining Talbots, Ms. Staab was Senior Vice President, General Merchandise Manager, Fashion Accessories, Shoes, Children's Clothing and Intimate Apparel at Jordan Marsh. Prior to that time, she was Divisional Merchandise Manager, Accessories and Better Sportswear and Special Sizes at Jordan Marsh.

     Ms. Main Tweet joined Talbots in 1993 as Vice President, Manufacturing. From 1991 to 1993, Ms. Main Tweet was Vice President, Sourcing for Crystal Brands Women's Wear Group. From 1990 to 1991, Ms. Main Tweet was Director, Production for J. Crew, Inc., and from 1988 to 1990 she was Vice President, Production for Bernard Chaus, Inc.

     Mr. Florio joined Talbots in 1990 as Director of Legal Services and Assistant Secretary. From 1985 to 1990, he was Counsel for Corporate Property Investors, a New York-based nationwide commercial real estate investment and development firm.


ITEM 2. PROPERTIES.

     The table below presents certain information relating to the Company's properties at February 1, 1997:

    Location                   Gross Square Feet       Primary Function              Interest
    --------                   -----------------       ----------------              --------

Hingham, Massachusetts               214,000         Company headquarters            Own (42 acres)
Lakeville, Massachusetts             717,260         Distribution center             Own (85 acres)
Knoxville, Tennessee                  23,595         Telemarketing                   Lease
Tampa, Florida                        29,250         Systems center                  Lease
New York, New York                     7,407         Product development office      Lease
New York, New York                    20,500         Product development office      Lease
Hong Kong                             10,455         Merchandising and sourcing      Lease
Ontario, Canada                        1,119         Canadian regional office        Lease
Brimsdown, U.K.                        1,000         U.K. management office          Lease

Stores throughout the U.S.,
   Canada and U.K.                                   Retail stores                   Own and lease (a)


-------------
(a)  Talbots owns the property for eight of its 535 stores.


     Except for retail store space, the Company believes that its operating facilities and sales offices are adequate and suitable for its current needs. Talbots long-term expansion program, if successful, may require additional office and distribution space to service such facilities in the future.

     At February 1, 1997, Talbots operated 535 stores, all but eight of which were leased. The leases typically provide for an initial term of between ten and fifteen years, with renewal options permitting the Company to extend the term for between five and ten years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent ("percentage rent") based on the store's annual sales in excess of specified levels. The percentage rent payment is typically 4% to 5% of annual sales in excess of the applicable threshold. In a majority of leases negotiated since 1987, Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs and marketing programs. The Company has many lease arrangements that provide for an increase in annual fixed rental payments during the lease term. At February 1, 1997, the current terms of Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

      Years Lease                                           Number of
      Terms Expire                                        Store Leases(a)
      ------------                                        ---------------

      1997-1998.................................................6
      1999-2001................................................18
      2002-2004................................................32
      2005 and later..........................................380

--------
(a) Certain leases have more than one store included within the leased premises.



ITEM 3. LEGAL PROCEEDINGS.

         Talbots has been named as a defendant in certain legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of Talbots.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Information concerning the market in which the Company's common stock was traded in 1996 and the approximate number of record holders of common stock and certain other information called for by this Item 5 are set forth under the captions "Selected Quarterly Financial Data" on page 31 and "Market for Registrant's Common Stock and Related Stockholder Matters" on page 33 of Talbots Annual Report to Shareholders for the fiscal year ended February 1, 1997 and is incorporated herein by reference.

     At April 3, 1997, approximately 63.4% of Talbots common stock was held by JUSCO USA.


ITEM 6. SELECTED FINANCIAL DATA.

     The information called for by this Item 6 is set forth under the caption "Five Year Financial Summary" on page 12 of Talbots Annual Report to Shareholders for the fiscal year ended February 1, 1997 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item 7 is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 to 16 of Talbots Annual Report to Shareholders for the fiscal year ended February 1, 1997 and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The report of independent auditors, the consolidated financial statements of Talbots, the notes to consolidated financial statements, and the supplementary financial information are set forth on pages 17 to 31 of Talbots Annual Report to Shareholders for the fiscal year ended February 1, 1997 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning Talbots directors under the caption "Election of Directors" on pages 2 to 4 of Talbots Proxy Statement for Talbots 1997 Annual Meeting of Shareholders, and the information concerning Talbots executive officers set forth in Part I, Item 1 above under the caption "Executive and other Officers of the Company," are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" on pages 5 to 9 of Talbots Proxy Statement for Talbots 1997 Annual Meeting of Shareholders (other than the information included under the captions "Executive Compensation--Report on Compensation of Executive Officers" and "Executive Compensation--Performance Graph", which are not incorporated herein), the information concerning director compensation under the caption "Director Compensation; Attendance; Committees" on page 4 of Talbots Proxy Statement for Talbots 1997 Annual Meeting of Shareholders, and the information concerning certain consultant/advisor fees under the caption "Compensation Committee Interlocks and Insider Participation" on pages 11 to 12 of Talbots Proxy Statement for Talbots 1997 Annual Meeting of Shareholders, are each incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Beneficial Ownership of Common Stock" on pages 13 to 14 of Talbots Proxy Statement for Talbots 1997 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Executive
Compensation--Certain Transactions with Related Parties" on pages 12 to 13 of Talbots Proxy Statement for Talbots 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) FINANCIAL STATEMENTS: The following Independent Auditors' Report and Consolidated Financial Statements of Talbots are incorporated herein by reference to pages 17 to 30 of Talbots Annual Report to Shareholders for the fiscal year ended February 1, 1997:

                    Independent Auditors' Report

                    Consolidated Statements of Earnings for the Fifty-Two Weeks Ended February 1, 1997, the Fifty-Three Weeks Ended February 3, 1996 and the Fifty-Two Weeks Ended January 28, 1995

                    Consolidated Balance Sheets at February 1, 1997 and February 3, 1996

                    Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended February 1, 1997, the Fifty-Three Weeks Ended February 3, 1996 and the Fifty-Two Weeks Ended January 28, 1995

                    Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended February 1, 1997, the Fifty-Three Weeks Ended February 3, 1996 and the Fifty-Two Weeks Ended January 28, 1995

                    Notes to Consolidated Financial Statements


     (a)(2) FINANCIAL STATEMENT SCHEDULES: Financial statement schedules and the Independent Auditors Report on Schedules have been omitted because the required information is either presented in the Consolidated Financial Statements or the Notes thereto or is not applicable, required or material.


     (a)(3) The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit
-------

(3)  Articles of Incorporation and By-laws.
     -------------------------------------

     3.1    Certificate of Incorporation, as amended, of Talbots.(1)

     3.2    By-laws of Talbots.(1)

(4)  Instruments Defining the Rights of Security Holders, including Indentures.
     -------------------------------------------------------------------------

     4.1    Form of Common Stock Certificate of Talbots.(1)

(10) Material Contracts.
     ------------------

     10.1 Stockholders Agreement, dated as of November 18, 1993, between Talbots and JUSCO USA.(2)

     10.2 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Dai-Ichi Kangyo Bank, Limited.(2)

     10.3 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Bank of Tokyo Trust Company.(2)

     10.4 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Norinchukin Bank.(2)

     10.5 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Daiwa Bank, Limited.(2)

     10.6 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Sakura Bank, Limited.(2)

     10.7 Letter Agreement, dated as of January 31, 1994, concerning various credit facilities, between Talbots and The First National Bank of Boston.(2)

     10.8 Letter Agreement, dated as of September 26, 1994, concerning various credit facilities, between Talbots and The First National Bank of Boston.(4)

     10.9 Letter of Credit Agreement, dated as of August 10, 1993, between Talbots and The First National Bank of Boston.(1)

     10.10 Request for Extension dated December 20, 1996, relating to the Revolving Credit Agreement, from Talbots to The Dai-Ichi Kangyo Bank, Limited, together with a Confirmation of Extension letter dated January 28, 1997 from The Dai-Ichi Kangyo Bank, Limited to Talbots.(7)

     10.11 Request for Extension dated December 28, 1994, relating to the Revolving Credit Agreement, from Talbots to The Daiwa Bank, Limited, together with an acceptance letter dated January 27, 1995 from The Daiwa Bank, Limited to Talbots.(4)

     10.12 Request for Extension dated December 20, 1996, relating to the Revolving Credit Agreement, from Talbots to The Norinchukin Bank, together with an Acceptance of Extension letter dated January 17, 1997 from The Norinchukin Bank to Talbots.(7)

     10.13 Request for Extension dated December 20, 1996, relating to the Revolving Credit Agreement, from Talbots to The Sakura Bank, Limited, together with an acceptance letter dated January 24, 1997 from The Sakura Bank, Limited to Talbots.(7)

     10.14 Request for Extension dated December 20, 1996, relating to the Revolving Credit Agreement, from Talbots to The Bank of Tokyo-Mitsubishi Trust Company, together with an Acceptance of Extension letter dated January 27, 1997 from The Bank of Tokyo Trust Company to Talbots.(7)

     10.15 Trademark Purchase and License Agreement, dated as of November 26, 1993, between JUSCO (Europe) B.V. and The Classics Chicago, Inc.(2)

     10.16 Management Service Agreement, effective as of February 1, 1990, by and between Talbots Japan Co., Ltd. and Talbots.(1)

     10.17 Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)

     10.18 Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and JUSCO.(2)

     10.19 License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)

     10.20 Tax Allocation Agreement, dated as of November 18, 1993, between JUSCO USA, Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)

     10.21 The Talbots, Inc. Pension Plan for Salaried Employees, as amended and restated January 1, 1989, including amendments through January 1, 1994.(4)

     10.22 The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated, effective as of November 1, 1993.(4)

     10.23 Agreement, dated as of November 26, 1993, between JUSCO (Europe) B.V. and Talbots concerning the termination of the License Agreement, effective as of June 26, 1988, between JUSCO Europe and Talbots.(2)

     10.24 Services Agreement, dated as of October 29, 1989, between Talbots and JUSCO USA.(1)

     10.25 Share Purchase Agreement dated as of February 21, 1995 between Talbots and JUSCO USA.(3)

     10.26 Extended Share Purchase Agreement, dated as of November 8, 1995, between Talbots and JUSCO USA.(5)

     10.27 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Dai-Ichi Kangyo Bank, Ltd. dated November 21, 1995.(6)

     10.28 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Norinchukin Bank dated November 21, 1995.(6)

     10.29 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Sakura Bank, Ltd. dated November 21, 1995.(6)

     10.30 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Bank of Tokyo Trust Co. dated November 21, 1995.(6)

     10.31 Termination Agreement dated as of November 27, 1995 between Talbots and The Daiwa Bank, Ltd., New York Branch.(6)

     10.32 HongkongBank Letter of Credit Service Agreement, dated as of April 19, 1996 together with a Continuing Commercial Letter of Credit and Security Agreement dated May 15, 1996 and a Hexagon Customer Agreement, dated May 15, 1996, between Talbots and The Hongkong and Shanghai Banking Corporation Limited.(7)

     10.33 Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(7)


     Management Contracts and Compensatory Plans and Arrangements.
     -------------------------------------------------------------

     10.34 Contract between Masaharu Isogai and Talbots, dated as of November 18, 1993.(2)

     10.35  Talbots Phantom Stock Plan, effective as of January 29, 1989.(1)

     10.36 Amendment No. 1 to the Talbots Phantom Stock Plan, dated as of November 18, 1993.(2)

     10.37 The Talbots, Inc. Supplemental Retirement Plan, effective as of June 27, 1988.(1)

     10.38 The Talbots, Inc. Supplemental Savings Plan (amended and restated as of January 1, 1993).(1)

     10.39 The Talbots, Inc. Deferred Compensation Plan (amended and restated as of January 1, 1993).(1)

     10.40 The Talbots, Inc. Supplemental Benefits Trust Agreement, dated as of November 18, 1993, between Talbots and State Street Bank and Trust Company.(2)

     10.41  The Talbots, Inc. 1993 Executive Stock Based Incentive Plan.(2)

     10.42  Employment Agreement, dated as of October 22, 1993, between Arnold
            B. Zetcher and Talbots.(1) (as amended by Amendment No. 1 dated May 11, 1994).(4)

     10.43 Amendment No. 1 to The Talbots, Inc. Supplemental Retirement Plan, dated as of November 18, 1993.(2)

     10.44 Amendment No. 1 to The Talbots, Inc. Supplemental Savings Plan, dated as of November 18, 1993.(2)

     10.45 Amendment No. 1 to The Talbots, Inc. Deferred Compensation Plan, dated as of November 18, 1993.(2)

     10.46 Employment Agreement, dated as of October 22, 1993, between Clark Hinkley and The Talbots, Inc.(2) (as amended by Amendment No. 1 dated May 11, 1994).(4)

     10.47 Change in Control Agreements, dated as of November 11, 1993, between Talbots and each of J. Bruce Ash, Edward Larsen, Michele Mandell, Ronald Ramseyer, Richard T. O'Connell, Bruce Soderholm, Stuart Stolper, Jacqueline Corso, Paul Kastner, Sandy Katz, Steven Siegler and Lucy Main Tweet.(2)

     10.48 Change in Control Agreements, dated August 22, 1994, between Talbots and each of Judith O'Keefe and Bruce Prescott.(4)

(11) Statement re Computation of Per Share Earnings
     ----------------------------------------------

     11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

(13) Annual Report to Security Holders
     ---------------------------------

     13.1 Excerpts from the 1996 Annual Report of Talbots incorporated by reference.


(21) Subsidiaries.
     ------------

     21.1   List of subsidiaries of Talbots.(1)

(23) Consents of Experts and Counsel.
     -------------------------------

     23.1   Independent Auditors' Consent of Deloitte & Touche LLP.

--------------------

     (1) Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

     (2) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 25, 1994.

     (3) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated February 21, 1995.

     (4) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 27, 1995.

     (5) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated November 8, 1995.

     (6) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated November 21, 1995.

     (7) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 30, 1997.


(b) REPORT ON FORM 8-K: Reports on Form 8-K filed during the fourth quarter of fiscal 1996:

          (i) Current Report on Form 8-K dated October 30, 1996 and filed November 13, 1996 concerning forward looking statements.

          (ii) Current Report on Form 8-K dated April 30, 1997 and filed May 1, 1997 concerning exhibits to Form 10-K.


With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 5, 6, 7 and 8 of Part II and Item 14 of Part IV of this Annual Report, Talbots 1996 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1997

       THE TALBOTS, INC.
       (Registrant)


       By /s/  Edward Larsen
          --------------------------------------------
          Edward L. Larsen
          Senior Vice President, Finance, and Chief
          Financial Officer and Treasurer (Principal
          Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 30, 1997:



/s/ Arnold B. Zetcher                         /s/ Masaharu Isogai
-----------------------------------           ---------------------------------
Arnold B. Zetcher                             Masaharu Isogai
President and Chief Executive                 Director
Officer and Director




                                              /s/ Elizabeth T. Kennan
-----------------------------------           ---------------------------------
Takuya Okada                                  Elizabeth T. Kennan
Chairman of the Board of                      Director
Directors





-----------------------------------           ---------------------------------
Eiji Akiyama                                  Motoya Okada
Director                                      Director



/s/ Clark J. Hinkley                          /s/ Mark H. Willes
-----------------------------------           ---------------------------------
Clark J. Hinkley                              Mark H. Willes
Director                                      Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit
-------

(3)  Articles of Incorporation and By-laws.
     -------------------------------------

     3.1    Certificate of Incorporation, as amended, of Talbots.(1)

     3.2    By-laws of Talbots.(1)

(4)  Instruments Defining the Rights of Security Holders, including Indentures.
     -------------------------------------------------------------------------

     4.1    Form of Common Stock Certificate of Talbots.(1)

(10) Material Contracts.
     ------------------

     10.1 Stockholders Agreement, dated as of November 18, 1993, between Talbots and JUSCO USA.(2)

     10.2 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Dai-Ichi Kangyo Bank, Limited.(2)

     10.3 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Bank of Tokyo Trust Company.(2)

     10.4 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Norinchukin Bank.(2)

     10.5 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Daiwa Bank, Limited.(2)

     10.6 Revolving Credit Agreement, dated as of January 25, 1994 between Talbots and The Sakura Bank, Limited.(2)

     10.7 Letter Agreement, dated as of January 31, 1994, concerning various credit facilities, between Talbots and The First National Bank of Boston.(2)

     10.8 Letter Agreement, dated as of September 26, 1994, concerning various credit facilities, between Talbots and The First National Bank of Boston.(4)

     10.9 Letter of Credit Agreement, dated as of August 10, 1993, between Talbots and The First National Bank of Boston.(1)

     10.10 Request for Extension dated December 20, 1996, relating to the Revolving Credit Agreement, from Talbots to The Dai-Ichi Kangyo Bank, Limited, together with a Confirmation of Extension letter dated January 28, 1997 from The Dai-Ichi Kangyo Bank, Limited to Talbots.(7)

     10.11 Request for Extension dated December 28, 1994, relating to the Revolving Credit Agreement, from Talbots to The Daiwa Bank, Limited, together with an acceptance letter dated January 27, 1995 from The Daiwa Bank, Limited to Talbots.(4)

     10.12 Request for Extension dated December 20, 1996, relating to the Revolving Credit Agreement, from Talbots to The Norinchukin Bank, together with an Acceptance of Extension letter dated January 17, 1997 from The Norinchukin Bank to Talbots.(7)

     10.13 Request for Extension dated December 20, 1996, relating to the Revolving Credit Agreement, from Talbots to The Sakura Bank, Limited, together with an acceptance letter dated January 24, 1997 from The Sakura Bank, Limited to Talbots.(7)

     10.14 Request for Extension dated December 20, 1996, relating to the Revolving Credit Agreement, from Talbots to The Bank of Tokyo-Mitsubishi Trust Company, together with an Acceptance of Extension letter dated January 27, 1997 from The Bank of Tokyo Trust Company to Talbots.(7)

     10.15 Trademark Purchase and License Agreement, dated as of November 26, 1993, between JUSCO (Europe) B.V. and The Classics Chicago, Inc.(2)

     10.16 Management Service Agreement, effective as of February 1, 1990, by and between Talbots Japan Co., Ltd. and Talbots.(1)

     10.17 Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)

     10.18 Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and JUSCO.(2)

     10.19 License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots

            International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)

     10.20 Tax Allocation Agreement, dated as of November 18, 1993, between JUSCO USA, Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)

     10.21 The Talbots, Inc. Pension Plan for Salaried Employees, as amended and restated January 1, 1989, including amendments through January 1, 1994.(4)

     10.22 The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated, effective as of November 1, 1993.(4)

     10.23 Agreement, dated as of November 26, 1993, between JUSCO (Europe) B.V. and Talbots concerning the termination of the License Agreement, effective as of June 26, 1988, between JUSCO Europe and Talbots.(2)

     10.24 Services Agreement, dated as of October 29, 1989, between Talbots and JUSCO USA.(1)

     10.25 Share Purchase Agreement dated as of February 21, 1995 between Talbots and JUSCO USA.(3)

     10.26 Extended Share Purchase Agreement, dated as of November 8, 1995, between Talbots and JUSCO USA.(5)

     10.27 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Dai-Ichi Kangyo Bank, Ltd. dated November 21, 1995.(6)

     10.28 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Norinchukin Bank dated November 21, 1995.(6)

     10.29 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Sakura Bank, Ltd. dated November 21, 1995.(6)

     10.30 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Bank of Tokyo Trust Co. dated November 21, 1995.(6)

     10.31 Termination Agreement dated as of November 27, 1995 between Talbots and The Daiwa Bank, Ltd., New York Branch.(6)

     10.32 HongkongBank Letter of Credit Service Agreement, dated as of April 19, 1996 together with a Continuing Commercial Letter of Credit and Security Agreement dated May 15, 1996 and a Hexagon Customer Agreement, dated May 15, 1996, between Talbots and The Hongkong and Shanghai Banking Corporation Limited.(7)

     10.33 Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(7)


     Management Contracts and Compensatory Plans and Arrangements.
     -------------------------------------------------------------

     10.34 Contract between Masaharu Isogai and Talbots, dated as of November 18, 1993.(2)

     10.35  Talbots Phantom Stock Plan, effective as of January 29, 1989.(1)

     10.36 Amendment No. 1 to the Talbots Phantom Stock Plan, dated as of November 18, 1993.(2)

     10.37 The Talbots, Inc. Supplemental Retirement Plan, effective as of June 27, 1988.(1)

     10.38 The Talbots, Inc. Supplemental Savings Plan (amended and restated as of January 1, 1993).(1)

     10.39 The Talbots, Inc. Deferred Compensation Plan (amended and restated as of January 1, 1993).(1)

     10.40 The Talbots, Inc. Supplemental Benefits Trust Agreement, dated as of November 18, 1993, between Talbots and State Street Bank and Trust Company.(2)

     10.41  The Talbots, Inc. 1993 Executive Stock Based Incentive Plan.(2)

     10.42  Employment Agreement, dated as of October 22, 1993, between Arnold
            B. Zetcher and Talbots.(1) (as amended by Amendment No. 1 dated May 11, 1994).(4)

     10.43 Amendment No. 1 to The Talbots, Inc. Supplemental Retirement Plan, dated as of November 18, 1993.(2)

     10.44 Amendment No. 1 to The Talbots, Inc. Supplemental Savings Plan, dated as of November 18, 1993.(2)

     10.45 Amendment No. 1 to The Talbots, Inc. Deferred Compensation Plan, dated as of November 18, 1993.(2)

     10.46 Employment Agreement, dated as of October 22, 1993, between Clark Hinkley and The Talbots, Inc.(2) (as amended by Amendment No. 1 dated May 11, 1994).(4)

     10.47 Change in Control Agreements, dated as of November 11, 1993, between Talbots and each of J. Bruce Ash, Edward Larsen, Michele Mandell, Ronald Ramseyer, Richard T. O'Connell, Bruce Soderholm, Stuart Stolper, Jacqueline Corso, Paul Kastner, Sandy Katz, Steven Siegler and Lucy Main Tweet.(2)

     10.48 Change in Control Agreements, dated August 22, 1994, between Talbots and each of Judith O'Keefe and Bruce Prescott.(4)

(11) Statement re Computation of Per Share Earnings
     ----------------------------------------------

     11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

(13) Annual Report to Security Holders
     ---------------------------------

     13.1 Excerpts from the 1996 Annual Report of Talbots incorporated by reference.


(21) Subsidiaries.
     ------------

     21.1   List of subsidiaries of Talbots.(1)

(23) Consents of Experts and Counsel.
     -------------------------------

     23.1   Independent Auditors' Consent of Deloitte & Touche LLP.

(99) Additional Exhibits
     -------------------

     99.1 Excerpts from the 1996 Annual Report of Talbots incorporated by reference.

-------------

     (1) Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

     (2) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 25, 1994.

     (3) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated February 21, 1995.

     (4) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 27, 1995.

     (5) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated November 8, 1995.

     (6) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated November 21, 1995.

     (7) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 30, 1997.