Form 10-Q
period 1997-05-03
TALBOTS INC
filed 1997-06-13
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _____________________


Commission file number:  1-12552


                                THE TALBOTS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                            41-1111318
       -------------------------            -------------------------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)


    175 Beal Street, Hingham, Massachusetts             02043
    -------------------------------------      -------------------------
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
       Yes  X         No
           ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding as of
                  Class                           June 11, 1997
                  -----                           -------------

      Common Stock, $0.01 par value                 32,432,646

                               INDEX TO FORM 10-Q



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1: Financial Statements
            Condensed Consolidated Statements of Earnings for the
              Thirteen Weeks Ended May 3, 1997 and May 4, 1996................3
            Condensed Consolidated Balance Sheets as of May 3, 1997,
              February 1, 1997 and May 4, 1996................................4
            Condensed Consolidated Statements of Cash Flows for the
              Thirteen Weeks Ended May 3, 1997 and May 4, 1996................5
            Notes to Condensed Consolidated Financial Statements............6-7

  Item 2: Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................8-11

PART II. OTHER INFORMATION

  Item 6: Exhibits and Reports on Form 8-K................................12-13

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         THE TALBOTS, INC. AND SUBSIDIARIES
         -----------------------------------------------------------------------

         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
         FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997 AND MAY 4, 1996
         (Amounts in thousands except per share data)
         -----------------------------------------------------------------------

                                                     THIRTEEN WEEKS ENDED
                                                    -----------------------
                                                     MAY 3,         MAY 4,
                                                      1997           1996
                                                    --------       --------

         NET SALES                                  $240,742       $236,187

         COSTS AND EXPENSES
           Cost of sales, buying and occupancy       144,164        133,355
           Selling, general and administrative        68,567         67,112
                                                    --------       --------

         OPERATING INCOME                             28,011         35,720

         INTEREST EXPENSE, net                         1,201          1,088
                                                    --------       --------

         INCOME BEFORE TAXES                          26,810         34,632

         INCOME TAXES                                 10,322         13,853
                                                    --------       --------

         NET INCOME                                 $ 16,488       $ 20,779
                                                    ========       ========


         NET INCOME PER SHARE                       $   0.50       $   0.62
                                                    ========       ========

         CASH DIVIDENDS PER SHARE                   $   0.09       $   0.07
                                                    ========       ========

         WEIGHTED AVERAGE NUMBER OF SHARES OF
           COMMON STOCK OUTSTANDING                   32,902         33,487
                                                    ========       ========

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MAY 3, 1997, FEBRUARY 1, 1997 AND MAY 4, 1996
(Dollar amounts in thousands)
--------------------------------------------------------------------------------


                                                                              MAY 3,       FEBRUARY 1,      MAY 4,
                                                                               1997            1997          1996
                                                                             --------       --------       --------

ASSETS
------

CURRENT ASSETS:
---------------
Cash and cash equivalents                                                    $ 10,720       $ 12,348       $ 20,837
Customer accounts receivable - net                                             92,943         97,274         77,910
Merchandise inventories                                                       184,230        161,230        154,606
Deferred catalog costs                                                          7,328          9,566          7,727
Due from affiliates                                                             4,954          4,978          5,166
Deferred income taxes                                                           3,444          3,319          2,996
Prepaid and other current assets                                               24,781         23,088         18,844
                                                                             --------       --------       --------
TOTAL CURRENT ASSETS                                                          328,400        311,803        288,086


PROPERTY AND EQUIPMENT - NET                                                  171,856        170,805        162,873

GOODWILL - NET                                                                 41,896         42,233         43,241

INTANGIBLES - NET                                                               1,489          1,789          3,589

TRADEMARKS - NET                                                               87,209         87,805         89,593

DEFERRED INCOME TAXES                                                           8,426          7,354         10,766
                                                                             --------       --------       --------

TOTAL ASSETS                                                                 $639,276       $621,789       $598,148
                                                                             ========       ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
--------------------
Notes payable to banks                                                       $ 49,000       $ 24,000       $ 49,000
Accounts payable                                                               34,308         54,658         30,260
Accrued liabilities                                                            44,696         48,703         43,935
Income taxes payable                                                            7,939                        10,221
                                                                             --------       --------       --------
TOTAL CURRENT LIABILITIES                                                     135,943        127,361        133,416

LONG-TERM DEBT                                                                 50,000         50,000         50,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                          13,538         12,969         10,650

STOCKHOLDERS' EQUITY:
---------------------
 Common stock, $0.01 par value; 40,000,000 authorized;
   34,929,592 shares, 34,928,092 shares and
   34,925,592 shares issued, respectively, and
   32,726,605 shares, 32,916,257 shares and
   33,202,142 shares outstanding, respectively                                    349            349            349
 Additional paid-in capital                                                   286,910        286,874        286,812
 Retained earnings                                                            220,959        207,433        173,528
 Cumulative foreign currency translation adjustment                            (1,309)        (1,154)        (1,579)
 Deferred pension cost                                                                                         (470)
 Restricted stock award                                                        (1,005)        (1,164)        (1,642)
 Treasury stock, at cost; 2,202,987 shares,
   2,011,835 shares and 1,723,450 shares,
   respectively                                                               (66,109)       (60,879)       (52,916)
                                                                             --------       --------       --------
TOTAL STOCKHOLDERS' EQUITY                                                    439,795        431,459        404,082
                                                                             --------       --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $639,276       $621,789       $598,148
                                                                             ========       ========       ========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997 AND MAY 4, 1996
(In Thousands)
--------------------------------------------------------------------------------

                                                               THIRTEEN WEEKS ENDED
                                                              ----------------------
                                                               MAY 3,        MAY 4,
                                                                1997          1996
                                                              --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                                    $ 16,488      $ 20,779
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
  Depreciation and amortization                                  9,087         8,041
  Deferred rent                                                    581           500
  Amortization of restricted stock award                           159           159
  Loss on disposal of property and equipment                       106            44
  Deferred income taxes                                         (1,197)       (5,930)
  Changes in current assets and liabilities:
    Customer accounts receivable                                 4,316        (4,148)
    Merchandise inventories                                    (23,086)      (11,059)
    Deferred catalog costs                                       2,238         5,030
    Due from affiliates                                             24        (1,158)
    Prepaid and other current assets                            (1,666)        4,107
    Accounts payable                                           (20,341)      (14,076)
    Accrued liabilities                                         (3,984)       (1,661)
    Income taxes payable                                         7,939        10,273
                                                              --------      --------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           (9,336)       10,901


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Additions to property and equipment                             (9,146)      (15,239)
                                                              --------      --------
  NET CASH USED IN INVESTING ACTIVITIES                         (9,146)      (15,239)


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Borrowings under notes payable to banks                         25,000        25,000
Proceeds from options exercised                                     30           287
Cash dividend                                                   (2,962)       (2,343)
Purchase of treasury stock                                      (5,230)      (12,650)
                                                              --------      --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                     16,838        10,294


EFFECT OF EXCHANGE RATE CHANGES ON CASH                             16            16
                                                              --------      --------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (1,628)        5,972


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  12,348        14,865
                                                              --------      --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 10,720      $ 20,837
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

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

1.   OPINION OF MANAGEMENT

          With respect to the unaudited condensed consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the "Company") that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended February 1, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

          The February 1, 1997 condensed consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet accounts.


2.   NEW ACCOUNTING STANDARD

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for the Company for the period ended January 31, 1998. Implementation of SFAS No. 128 will not have a material impact on the Company's net income per share calculation.


3.   SEASONAL VARIATIONS IN BUSINESS

          Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.


4.   FEDERAL AND STATE INCOME TAXES

          The Company has provided for income taxes based on the estimated annual effective rate method.

5.   RECLASSIFICATIONS

          Certain reclassifications have been made to the May 4, 1996 condensed consolidated financial statements to conform with the May 3, 1997 presentation.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's condensed consolidated statements of earnings for the fiscal periods shown below:

================================================================================
                                                          Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                                        May 3,         May 4,
                                                         1997           1996
                                                      (unaudited)    (unaudited)
--------------------------------------------------------------------------------
Net sales                                               100.0%         100.0%
--------------------------------------------------------------------------------
Cost of sales, buying and occupancy expenses             59.9%          56.5%
--------------------------------------------------------------------------------
Selling, general and administrative expenses             28.5%          28.4%
--------------------------------------------------------------------------------
Operating income                                         11.6%          15.1%
--------------------------------------------------------------------------------
Interest expense, net                                     0.5%           0.5%
--------------------------------------------------------------------------------
Income before income taxes                               11.1%          14.7%
--------------------------------------------------------------------------------
Income taxes                                              4.3%           5.9%
--------------------------------------------------------------------------------
Net income                                                6.8%           8.8%
================================================================================


THE THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 4, 1996 (FIRST QUARTER)

     Net sales in the first quarter of 1997 increased by $4.5 million to $240.7 million, or 1.9% over the first quarter of 1996. Operating income was $28.0 million in the first quarter of 1997 compared to $35.7 million in the first quarter of 1996, a decrease of 21.6%.

     Retail store sales in the first quarter of 1997 increased by $11.1 million to $199.2 million, or 5.9%, over the first quarter of 1996. The percentage of the Company's net sales derived from its retail stores increased to 82.8% in the first quarter of 1997 from 79.6% in the first quarter of

1996. The increase in retail store sales as a percentage of the Company's total net sales was due to growth in retail store sales and a decline in catalog sales. The increase in retail store sales was attributable to the 23 new stores opened in the first quarter of 1997 and the 54 non-comparable stores that opened in the last three quarters of 1996 offset by a decrease of $8.3 million in comparable stores sales, or 5.4%, from the same period for the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store or a new Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     Catalog sales in the first quarter of 1997 decreased by $6.6 million, to $41.5 million, a decrease of 13.7% from the first quarter of 1996. The percentage of the Company's net sales derived from its catalogs decreased to 17.2% in the first quarter of 1997 from 20.4% in the first quarter of 1996. This decrease in catalog sales in total dollars was mainly attributable to a change in the Company's merchandise presentation, which it believes affected overall response rates. The Company is making adjustments in its upcoming fall season catalogs that will restore the density of the number of items being offered per page back to historical levels.

     Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 59.9% in the first quarter of 1997 from 56.5% in the first quarter of 1996 due to buying and occupancy costs rising at a greater rate than sales and an erosion in merchandise margins caused by higher than normal markdowns during the Company's spring midseason sale.

Selling, general and administrative expenses as a percentage of net sales remained virtually flat in the first quarter of 1997 at 28.5% compared to 28.4% in the first quarter of 1996, reflecting the Company's continued efforts to contain these costs.

     Interest expense, net, increased by $0.1 million, to $1.2 million in the first quarter of 1997 over the first quarter of 1996 due to higher average debt levels. The average total debt level, including short-term and long-term bank borrowings, was $100.6 million in the first quarter of 1997 compared to $93.6 million in the first quarter of 1996. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.1% in the first quarter of 1997 compared to 6.0% in the first quarter of 1996.

     The effective tax rate for the Company declined to 38.5% in the first quarter of 1997 from 40.0% in the first quarter of 1996 following the identification and implementation of several tax strategies at the federal, state and international level.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At May 3, 1997 and May 4, 1996, the Company had $49.0 million of outstanding borrowings under this line-of-credit facility. Additionally, the Company has a revolving credit facility with maximum available borrowings of $50.0 million. At May 3, 1997 and May 4, 1996, the Company's borrowings under the revolving credit facility were $50.0 million. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first quarter of 1997, cash and cash equivalents decreased $1.6 million compared to an increase of $6.0 million in the first quarter of 1996. Contributing to the decrease in cash and cash equivalents were lower net income, increases in inventories to support new store openings, and a decrease in accounts payable, offset by decreases in capital expenditures and purchases of treasury stock pursuant to the Company's extended stock repurchase plan. The extended stock repurchase plan was established in November 1995 and authorized the Company to utilize up to $40 million to purchase shares of its common stock from time to time over a two year period. During the quarter, the Company repurchased 191,152 shares of its common stock under this program at an average price of approximately $27 per share. During the fiscal month of May 1997, the Company completed this second repurchase authorization. On May 22, 1997, the Company's Board of Directors approved a third stock repurchase plan, which authorizes the Company to expend up to $40 million to purchase shares of its common stock from time to time over a two year period, including repurchases from JUSCO (USA), Inc., its 63.4% majority owner, on a basis consistent with the earlier repurchase programs.

     Capital expenditures for the first quarter of fiscal 1997 were $9.1 million compared to $15.2 million in the first quarter of fiscal 1996. The Company used approximately $8.1 million and $14.8 million in the first quarter of fiscal 1997 and 1996, respectively, for opening new stores and expanding and renovating existing stores. This change in capital expenditures was largely caused by the timing of construction allowances granted by landlords for the construction of new stores. For the remainder of the fiscal year, the Company currently anticipates an additional approximately $45.9 million of capital expenditures primarily for the opening of new stores and expanding and renovating existing stores.* The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of such activity during the remainder of fiscal 1997.

     The Company's primary ongoing cash requirements through the end of fiscal 1998 are expected to be the financing of working capital buildups during peak selling seasons, the funding of new stores and the expansion and renovation of existing stores, the funding of the third stock repurchase plan and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

     The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On May 22, 1997, the Company announced that the Board of Directors approved an increase in the quarterly dividend to $.11 per share from $.09 per share payable on June 16, 1997 to shareholders of record as of June 2, 1997.

--------------------------------------------------------------------------------

*The foregoing contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic and acceptance of Talbots fashion and, in each case, actual results may differ materially from such forward-looking information. Certain factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 617-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

PART II - OTHER INFORMATION


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

               27   Financial Data Schedule (for electronic filing only)

          (b)  REPORTS ON FORM 8-K

                    The Company filed a Current Report on Form 8-K on May 1, 1997 pursuant to which various agreements and documents were filed by the Company, as identified therein.