Form 10-Q
period 1997-08-02
TALBOTS INC
filed 1997-09-16
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________________ TO __________________

Commission file number: 1-12552

                              THE TALBOTS, INC.
            (Exact name of as registrant specified in its charter)

               Delaware                                41-1111318
       ------------------------------            --------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)


     175 Beal Street, Hingham, Massachusetts              02043
------------------------------------------------   -------------------
    (Address of principal executive offices)           (Zip Code)

                                 (617) 749-7600
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes      X                       No
           -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
                      Class                         September 9, 1997
                      -----
             Common Stock, $0.01 par value             32,203,447

                               INDEX TO FORM 10-Q




                                                                           Page
PART I.    FINANCIAL INFORMATION                                           ----

      Item 1: Financial Statements
               Condensed Consolidated Statements of Operations
                    for the Thirteen and Twenty-Six Weeks Ended
                    August 2, 1997 and August 3, 1996.........................3
               Condensed Consolidated Balance Sheets as of
                    August 2, 1997, February 1, 1997 and
                    August 3, 1996............................................4
               Condensed Consolidated Statements of Cash Flows
                    for the Twenty-Six Weeks Ended August 2,
                    1997 and August 3, 1996...................................5
               Notes to Condensed Consolidated
                    Financial Statements....................................6-7

      Item 2: Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................8-12

PART II.   OTHER INFORMATION

      Item 4: Submission of Matters to a Vote of Security Holders............13

      Item 6: Exhibits and Reports on Form 8-K...............................13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996
(Amounts in thousands except per share data)
--------------------------------------------------------------------------------

                                                     THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                   -----------------------   ----------------------
                                                    AUGUST 2,    AUGUST 3,   AUGUST 2,   AUGUST 3,
                                                       1997         1996        1997        1996
                                                    ---------    ---------   ---------   ---------

NET SALES                                           $ 244,852    $ 232,109   $ 485,594   $ 468,296

COSTS AND EXPENSES
   Cost of sales, buying and occupancy                196,296      162,016     340,460     295,371
   Selling, general and administrative                 65,552       57,931     134,119     125,043
                                                    ---------    ---------   ---------   ---------

OPERATING (LOSS) INCOME                               (16,996)      12,162      11,015      47,882

INTEREST EXPENSE, net                                   1,639        1,154       2,840       2,242
                                                    ---------    ---------   ---------   ---------

(LOSS) INCOME BEFORE TAXES                            (18,635)      11,008       8,175      45,640

INCOME TAX (BENEFIT) EXPENSE                           (7,174)       4,403       3,148      18,256
                                                    ---------    ---------   ---------   ---------

NET (LOSS) INCOME                                   ($ 11,461)   $   6,605   $   5,027   $  27,384
                                                    =========    =========   =========   =========


NET (LOSS) INCOME PER SHARE                         ($   0.35)   $    0.20   $    0.15   $    0.82
                                                    =========    =========   =========   =========

CASH DIVIDENDS PER SHARE                            $    0.11    $    0.09   $    0.20   $    0.16
                                                    =========    =========   =========   =========

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                            32,407       33,191      32,654      33,339
                                                    =========    =========   =========   =========




        See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AUGUST 2, 1997, FEBRUARY 1, 1997 AND AUGUST 3, 1996
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                   AUGUST 2,      FEBRUARY 1,      AUGUST 3,
                                                      1997            1997            1996
                                                   ---------      -----------      ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $   2,230       $  12,348       $  10,799
  Customer accounts receivable - net                  91,235          97,274          80,553
  Merchandise inventories                            193,348         161,230         149,828
  Deferred catalog costs                               7,739           9,566          11,273
  Due from affiliates                                  2,927           4,978           5,824
  Deferred income taxes                                3,534           3,319           2,955
  Prepaid and other current assets                    40,702          23,088          33,998
                                                   ---------       ---------       ---------
       TOTAL CURRENT ASSETS                          341,715         311,803         295,230


PROPERTY AND EQUIPMENT - NET                         170,480         170,805         165,222

GOODWILL - NET                                        41,560          42,233          42,905

INTANGIBLES -  NET                                     1,189           1,789           2,989

TRADEMARKS - NET                                      86,613          87,805          88,997

DEFERRED INCOME TAXES                                  8,107           7,354          11,839
                                                   ---------       ---------       ---------
TOTAL ASSETS                                       $ 649,664       $ 621,789       $ 607,182
                                                   =========       =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks                           $  74,000       $  24,000       $  50,000
  Accounts payable                                    51,817          54,658          48,510
  Accrued liabilities                                 47,935          48,703          42,704
                                                   ---------       ---------       ---------
           TOTAL CURRENT LIABILITIES                 173,752         127,361         141,214

LONG-TERM DEBT                                        50,000          50,000          50,000

DEFERRED RENT UNDER LEASE COMMITMENTS                 14,120          12,969          11,140

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 40,000,000
     authorized; 34,930,925 shares, 34,928,092
     shares and 34,926,592 shares issued,
     respectively, and 32,218,108 shares,
     32,916,257 shares and 33,077,665
     shares outstanding, respectively                    349             349             349
  Additional paid-in capital                         286,944         286,874         286,837
  Retained earnings                                  205,929         207,433         177,144
  Cumulative foreign currency translation
      adjustment                                        (522)         (1,154)         (1,138)
  Deferred pension cost                                   --              --            (470)
  Restricted stock award                                (845)         (1,164)         (1,483)
  Treasury stock, at cost;  2,712,817 shares,
      2,011,835 shares and 1,848,927 shares,
      respectively                                   (80,063)        (60,879)        (56,411)
                                                   ---------       ---------       ---------
       TOTAL STOCKHOLDERS' EQUITY                    411,792         431,459         404,828
                                                   ---------       ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 649,664       $ 621,789       $ 607,182
                                                   =========       =========       =========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996
(In Thousands)
--------------------------------------------------------------------------------

                                                                   TWENTY-SIX WEEKS ENDED
                                                                 --------------------------
                                                                 AUGUST 2,        AUGUST 3,
                                                                   1997             1996
                                                                 --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                       $  5,027         $ 27,384
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
      Depreciation and amortization                                21,274           16,362
      Deferred rent                                                 1,163              992
      Amortization of restricted stock award                          319              319
      Loss on disposal of property and equipment                      495              491
      Deferred income taxes                                          (967)          (6,961)
      Changes in current assets and liabilities:
         Customer accounts receivable                               6,026           (6,789)
         Merchandise inventories                                  (32,194)          (6,284)
         Deferred catalog costs                                     1,827            1,484
         Due from affiliates                                        2,051           (1,816)
         Prepaid and other current assets                         (16,881)          (7,513)
         Accounts payable                                          (2,834)          (2,613)
         Accrued liabilities                                         (752)           4,173
         Income taxes payable                                          --           (3,300)
                                                                 --------         --------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (15,446)          15,929


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Additions to property and equipment                               (19,024)         (24,824)
Proceeds from disposal of property and equipment                        1                8
                                                                 --------         --------
     NET CASH USED IN INVESTING ACTIVITIES                        (19,023)         (24,816)


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Borrowings under notes payable to banks                            50,000           26,000
Proceeds from options exercised                                        59              307
Cash dividend                                                      (6,531)          (5,331)
Purchase of treasury stock                                        (19,184)         (16,145)
                                                                 --------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                     24,344            4,831

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 7              (10)
                                                                 --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (10,118)          (4,066)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     12,348           14,865
                                                                 --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  2,230         $ 10,799
                                                                 ========         ========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   OPINION OF MANAGEMENT

          With respect to the unaudited condensed consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the "Company") that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended February 1, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

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

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company for the period ended January 30, 1999. SFAS No. 130 has no impact on net income and requires that certain components of stockholders' equity from nonowner sources be reclassified and presented as "other comprehensive income." Currently, the Company's consolidated balance sheets contain no material components of stockholders' equity that would be reclassified as "other comprehensive income."

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the period ended January 30, 1999. The impact of SFAS No. 131 on the Company has not yet been determined.

3.   SEASONAL VARIATIONS IN BUSINESS

          Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

4.   FEDERAL AND STATE INCOME TAXES

          The Company has provided for income taxes based on the estimated annual effective rate method.

5.   RECLASSIFICATIONS

          Certain reclassifications have been made to the August 3, 1996 condensed consolidated financial statements to conform with the August 2, 1997 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's condensed consolidated statements of operations for the fiscal periods shown below:


========================================================================================================
                                                     Thirteen                        Twenty-Six
                                                   Weeks Ended                      Weeks Ended
--------------------------------------------------------------------------------------------------------
                                            August 2,       August 3,        August 2,        August 3,
                                              1997             1996             1997            1996
                                           (unaudited)     (unaudited)      (unaudited)      (unaudited)
--------------------------------------------------------------------------------------------------------
Net sales                                    100.0%           100.0%           100.0%          100.0%
--------------------------------------------------------------------------------------------------------
Cost of sales, buying and                     80.2%            69.8%            70.1%           63.1%
occupancy expenses
--------------------------------------------------------------------------------------------------------
Selling, general and                          26.8%            25.0%            27.6%           26.7%
administrative expenses
--------------------------------------------------------------------------------------------------------
Operating (loss) income                       (6.9%)            5.2%             2.3%           10.2%
--------------------------------------------------------------------------------------------------------
Interest expense, net                          0.7%             0.5%             0.6%            0.5%
--------------------------------------------------------------------------------------------------------
(Loss) income before income taxes             (7.6%)            4.7%             1.7%            9.7%
--------------------------------------------------------------------------------------------------------
Income tax (benefit) expense                  (2.9%)            1.9%             0.6%            3.9%
--------------------------------------------------------------------------------------------------------
Net (loss) income                             (4.7%)            2.8%             1.0%            5.8%
========================================================================================================

THE THIRTEEN WEEKS ENDED AUGUST 2, 1997 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 3, 1996 (SECOND QUARTER)

        Net sales in the second quarter of 1997 increased by $12.8 million to $244.9 million, or 5.5% over the second quarter of 1996. The operating loss was $17.0 million in the second quarter of 1997 compared to operating income of $12.2 million in the second quarter of 1996.

       Retail store sales in the second quarter of 1997 increased by $16.3 million to $215.6 million, or 8.2%, over the second quarter of 1996. The percentage of the Company's net sales derived from its retail stores increased to 88.0% in the second quarter of 1997 from 85.9% in the second quarter of 1996. The increase in retail store sales as a percentage of the Company's total net sales was due to growth in retail store sales and a decline in catalog sales. The increase in retail store sales was attributable to the 13 new stores opened in the second quarter of 1997, the 23 new stores opened in the first quarter of 1997 and the 39 non-comparable stores that opened in the last 26 weeks of 1996. Comparable store sales were flat for the thirteen-week period mainly due to weaker than expected customer response to the spring merchandise line, which the Company believes did not contain an appropriate balance between casual and career offerings. The Company has adjusted its upcoming fall merchandise line to obtain what it believes is a better balance between casual and career items, providing more choices appropriate for working women. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store or a new Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

       Catalog sales in the second quarter of 1997 decreased by $3.5 million, to $29.3 million, a decrease of 10.7% from the second quarter of 1996. The percentage of the Company's net sales derived from its catalogs decreased to 12.0% in the second quarter of 1997 from 14.1% in the second quarter of 1996. The Company believes that the decrease in catalog sales was mainly attributable to a lack of appropriate balance between casual and career assortments in its spring merchandise line, accentuated by changes to the spring and transitional catalog presentation formats which affected overall response rates. The Company has adjusted its upcoming fall catalog presentation, restoring the density of the number of items being offered per page back to historical levels. However, the Company expects continued weakness in the catalog business in the third quarter due to the residual impact of under-performing transitional fall catalogs and a drop in customer demand as a result of the UPS strike.*

       Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

       Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 80.2% in the second quarter of 1997 from 69.8% in the second quarter of 1996 due to buying and occupancy costs rising at a greater rate than sales and a significant erosion in merchandise margins caused by a lower percentage of sales at full price and higher than normal markdowns during the Company's semiannual sale. The Company has recorded all estimated markdowns related to the spring and transitional merchandise in the second quarter.

Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of 1997 to 26.8% from 25.0% in the second quarter of 1996 due to incremental payroll expense to support the semiannual sale business, increased sale advertising and the inability to leverage fixed catalog production costs due to lower than anticipated catalog sales.

       Interest expense, net, increased by $0.4 million, to $1.6 million in the second quarter of 1997 over the second quarter of 1996 due to higher average debt levels. The average total debt level, including short-term and long-term bank borrowings, was $119.2 million in the second quarter of 1997 compared to $104.9 million in the second quarter of 1996. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.2% in the second quarter of 1997 compared to 6.0% in the second quarter of 1996.

       The effective tax rate for the Company declined to 38.5% in the second quarter of 1997 from 40.0% in the second quarter of 1996 following the identification and implementation of several tax strategies at the federal, state and international level.

THE 26 WEEKS ENDED AUGUST 2, 1997 COMPARED TO THE 26 WEEKS ENDED AUGUST 3, 1996

    Net sales in the first 26 weeks of 1997 increased by $17.3 million to $485.6 million, or 3.7%, over the first 26 weeks of 1996. Operating income was $11.0 million in the first 26 weeks of 1997 compared to $47.9 million in the first 26 weeks of 1996, a decrease of 77.0%.

    Retail store sales in the first 26 weeks of 1997 increased by $27.4 million, to $414.8 million, or 7.1%, over the first 26 weeks of 1996. The percentage of the Company's net sales derived from its retail stores increased to 85.4% in the first 26 weeks of 1997 from 82.7% in the first 26 weeks of 1996. The increase in retail store sales as a percentage of the Company's total net sales was due to the growth in retail store sales and the decline in catalog sales. The increase in retail store sales was attributable to the 36 new stores opened in the first 26 weeks of 1997 and the 39 non-comparable stores that opened in the last 26 weeks of 1996, partially offset by a decrease of $8.3 million in comparable stores sales, or 2.6%, over the comparable 26 week period in the previous year. The decrease in comparable store sales was mainly due to weaker than expected customer response to the spring merchandise line, which the Company believes did not contain an appropriate balance between casual and career offerings.

    Catalog sales in the first 26 weeks of 1997 decreased by $10.1 million, to $70.8 million, or 12.5% compared to the first 26 weeks of 1996. The Company believes that the decrease in catalog sales was mainly attributable to a lack of appropriate balance between casual and career assortments in its spring merchandise line, accentuated by changes to the spring and transitional catalog presentation formats which affected overall response rates.

    Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 70.1% in the first 26 weeks of 1997 from 63.1% in the first 26 weeks of 1996. The increase in cost of sales, buying and occupancy as a percentage of sales is due primarily to higher occupancy costs as a percent of sales and a significant erosion in merchandise margins caused by a lower percentage of sales at full price and higher than normal markdowns during the Company's semiannual sale.

Selling, general and administrative expenses increased as a percentage of net sales to 27.6% in the first 26 weeks of 1997 from 26.7% in the first 26 weeks of 1996 due to incremental payroll expense to support the semiannual sale and an increase in variable store operating expenses, partially offset by increased finance charge income.

    Interest expense, net, increased by $0.6 million, to $2.8 million for the first 26 weeks of 1997 from the first 26 weeks of 1996 due to higher average debt levels and higher interest rates. The average total debt level, including short-term and long-term bank borrowings, was $109.9 million in the first 26 weeks of 1997 compared to $99.2 million in the first 26 weeks of 1996. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.2% in the first 26 weeks of 1997 compared to 6.0% in the first 26 weeks of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At August 2, 1997 and August 3, 1996, the Company had $74.0 and $50.0 million of outstanding borrowings under this line-of-credit facility, respectively. Additionally, the Company has a revolving credit facility with maximum available borrowings of $50.0 million. At August 2, 1997 and August 3, 1996, the Company's borrowings under the revolving credit facility were $50.0 million. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

      In the first 26 weeks of 1997, cash and cash equivalents decreased $10.1 million compared to a decrease of $4.1 million during the first 26 weeks of 1996. Contributing to the decrease in cash and cash equivalents were lower net income, increases in inventories due to slower than anticipated sales and to support new store openings, higher prepayments for estimated federal income taxes due to an expectation of higher taxable income and an increase in purchases of treasury stock pursuant to the Company's third stock repurchase plan, partially offset by decreases in capital expenditures, increased borrowings and decreased accounts receivable. The third stock repurchase plan was established on May 22, 1997 and authorizes the Company to utilize up to $40 million to purchase shares of its common stock from time to time over a two year period, including repurchases from JUSCO (USA), Inc., its 63.4% majority owner, on a basis consistent with the earlier repurchase programs. During the first 26 weeks of 1997, the Company repurchased 700,982 shares of its common stock under this program at an average price of approximately $27 per share.

      Capital expenditures for the first 26 weeks of 1997 were $19.0 million compared to $24.8 million in the first 26 weeks of 1996. The Company used approximately $16.6 million and $23.2 million in the first 26 weeks of 1997 and 1996, respectively, for opening new stores and expanding and renovating existing stores. This change in capital expenditures was largely caused by the timing of construction allowances granted by landlords for the construction of new stores. For the remainder of the fiscal year, the Company currently anticipates an additional approximately $36.0 million of capital expenditures primarily for the opening of new stores and expanding and renovating existing stores.* The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of such activity during the remainder of fiscal 1997.

      The Company's primary ongoing cash requirements through the end of fiscal 1998 are expected to be the financing of working capital buildups during peak selling seasons, the funding of new stores and the expansion and renovation of existing stores, the funding of the third stock repurchase plan and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

      The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On August 5, 1997, the Company announced that the Board of Directors approved a quarterly dividend of $.11 per share payable on September 15, 1997 to shareholders of record as of September 2, 1997.


--------------------------------------------------------------------------------
*The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, and acceptance of Talbots fashion and expansion plans and, in each case, actual results may differ materially from such forward-looking information. Certain factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 617-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 22, 1997, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following persons were elected to serve as directors of the Company: Takuya Okada, Arnold B. Zetcher, Eiji Akiyama, Clark J. Hinkley, Masaharu Isogai, Elizabeth T. Kennan, Motoya Okada and Mark H. Willes. There are no other directors of the Company.

     At the Annual Meeting, no fewer than 31,368,263 votes were cast in favor of, and no more than 199,225 were withheld with respect to, the proposal to elect the above-listed persons as directors of the Company. See Schedule of Votes attached hereto and made a part hereof for a separate tabulation with respect to each nominee for office.

     Also at the Annual Meeting, on a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the 1997 fiscal year, 31,533,695 votes were cast in favor of such proposal, 17,204 votes were cast against and 16,589 votes abstained.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

          11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27   Financial Data Schedule (for electronic filing only)

          (B)  REPORTS ON FORM 8-K

               The Company filed a Current Report on Form 8-K on June 19, 1997 pursuant to which the second extension of the Share Repurchase Program was filed by the Company, as identified therein.

               The Company filed a Current Report on Form 8-K on July 25, 1997 pursuant to which an amended Independent Auditors' Consent, which was originally filed with the Company's Form 10-K for the year ended February 1, 1997, was filed by the Company, as identified therein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE TALBOTS, INC.




Dated:     September 11, 1997           By:  /s/ Edward L. Larsen
                                             -----------------------------------
                                             Edward L. Larsen
                                             Duly authorized officer and Senior
                                             Vice President of Finance, Chief
                                             Financial Officer, and Treasurer

                                               ATTACHMENT TO REPORT ON FORM 10-Q


                                SCHEDULE OF VOTES
                                -----------------



                                         Total Vote For      Total Vote Withheld
                                          Each Director       From Each Director
                                        ----------------------------------------

Takuya Okada                                 31,455,863                  111,625
Arnold B. Zetcher                            31,456,177                  111,311
Eiji Akiyama                                 31,453,833                  113,655
Clark J. Hinkley*                            31,454,509                  112,979
Masaharu Isogai                              31,368,263                  199,225
Elizabeth T. Kennan                          31,489,979                   77,508
Motoya Okada                                 31,453,548                  113,940
Mark H. Willes                               31,490,774                   76,714




* Effective July 8, 1997 Clark J. Hinkley resigned from the Board of Directors.