Form 10-Q
period 1997-11-01
TALBOTS INC
filed 1997-12-15
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _____________________


Commission file number:  1-12552


                                THE TALBOTS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                   41-1111318
     -----------------------------                ---------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


 175 Beal Street, Hingham, Massachusetts                    02043
-------------------------------------------       ---------------------------
 (Address of principal executive offices)                 (Zip Code)

                                 (781) 749-7600
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes  X                 No
               ---                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding as of
                  Class                              December 10, 1997
                  -----                              -----------------
       Common Stock, $0.01 par value                     32,179,630

                               INDEX TO FORM 10-Q



                                                                                                 PAGE
                                                                                                 ----
PART I.          FINANCIAL INFORMATION
         Item 1: Financial Statements
                 Condensed Consolidated Statements of Earnings for the Thirteen and
                      Thirty-Nine Weeks Ended November 1, 1997 and November 2,
                      1996......................................................................... 3
                 Condensed Consolidated Balance Sheets as of November 1, 1997,
                      February 1, 1997 and November 2, 1996........................................ 4
                 Condensed Consolidated Statements of Cash Flows for the Thirty-Nine
                      Weeks Ended November 1, 1997 and November 2, 1996............................ 5
                 Notes to Condensed Consolidated Financial Statements.............................. 6

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of
                      Operations................................................................ 7-12

PART II.         OTHER INFORMATION

         Item 6: Exhibits and Reports on Form 8-K................................................. 13

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      THE TALBOTS, INC. AND SUBSIDIARIES

      ------------------------------------------------------------------------------------------------------------------------------
      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
      FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
      (Amounts in thousands except per share data)
      ------------------------------------------------------------------------------------------------------------------------------

                                                              THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                                                        --------------------------------          ----------------------------------
                                                         NOVEMBER 1,         NOVEMBER 2,           NOVEMBER 1,           NOVEMBER 2,
                                                            1997                1996                  1997                  1996
                                                        ------------         -----------          -------------          -----------

      NET SALES                                           $255,968             $247,467             $741,562             $715,763

      COSTS AND EXPENSES
          Cost of sales, buying and occupancy              157,528              145,874              497,988              441,246
          Selling, general and administrative               78,090               67,593              212,209              192,635
                                                          --------             --------             --------             --------

      OPERATING INCOME                                      20,350               34,000               31,365               81,882

      INTEREST EXPENSE, net                                  2,209                1,709                5,049                3,951
                                                          --------             --------             --------             --------

      INCOME BEFORE TAXES                                   18,141               32,291               26,316               77,931

      INCOME TAX EXPENSE                                     6,984               12,527               10,132               30,783
                                                          --------             --------             --------             --------

      NET INCOME                                          $ 11,157             $ 19,764             $ 16,184             $ 47,148
                                                          ========             ========             ========             ========


      NET INCOME PER SHARE                                $   0.35             $   0.60             $   0.50             $   1.42
                                                          ========             ========             ========             ========

      CASH DIVIDENDS PER SHARE                            $   0.11             $   0.09             $   0.31             $   0.25
                                                          ========             ========             ========             ========

      WEIGHTED AVERAGE NUMBER OF SHARES OF
          COMMON STOCK OUTSTANDING                          32,201               33,074               32,503               33,266
                                                          ========             ========             ========             ========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NOVEMBER 1, 1997, FEBRUARY 1, 1997 AND NOVEMBER 2, 1996
(Dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                              NOVEMBER 1,      FEBRUARY 1,       NOVEMBER 2,
                                                                1997              1997              1996
                                                             ------------      -----------       -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $  13,331         $  12,348         $  13,435
  Customer accounts receivable - net                            93,587            97,274            90,530
  Merchandise inventories                                      235,337           161,230           195,769
  Deferred catalog costs                                        11,586             9,566            10,604
  Due from affiliates                                            5,153             4,978             5,136
  Deferred income taxes                                          3,867             3,319             2,979
  Prepaid and other current assets                              31,552            23,088            23,435
                                                             ---------         ---------         ---------
             TOTAL CURRENT ASSETS                              394,413           311,803           341,888


PROPERTY AND EQUIPMENT - NET                                   176,063           170,805           166,604

GOODWILL - NET                                                  41,225            42,233            42,569

INTANGIBLES -  NET                                                 889             1,789             2,389

TRADEMARKS - NET                                                86,017            87,805            88,401

DEFERRED INCOME TAXES                                            6,763             7,354            11,919
                                                             ---------         ---------         ---------

TOTAL ASSETS                                                 $ 705,370         $ 621,789         $ 653,770
                                                             =========         =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks                                     $ 120,000         $  24,000         $  79,000
  Accounts payable                                              51,003            54,658            45,579
  Accrued liabilities                                           51,582            48,703            45,022
  Income taxes payable                                              --                --             2,316
                                                             ---------         ---------         ---------
             TOTAL CURRENT LIABILITIES                         222,585           127,361           171,917

LONG-TERM DEBT                                                  50,000            50,000            50,000

DEFERRED RENT UNDER LEASE COMMITMENTS                           14,362            12,969            11,636

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 40,000,000
    authorized; 34,938,425 shares, 34,928,092
    shares and 34,928,092 shares issued,
    respectively, and 32,189,590 shares,
    32,916,257 shares and 33,038,248 shares
    outstanding, respectively                                      349               349               349

  Additional paid-in capital                                   287,156           286,874           286,874
  Retained earnings                                            213,543           207,433           193,932
  Cumulative foreign currency translation
    adjustment                                                  (1,159)           (1,154)           (1,634)
  Deferred pension cost                                             --                --              (470)
  Restricted stock award                                          (586)           (1,164)           (1,323)
  Treasury stock, at cost;  2,748,835 shares,
    2,011,835 shares and 1,889,844 shares,
    respectively                                               (80,880)          (60,879)          (57,511)
                                                             ---------         ---------         ---------
           TOTAL STOCKHOLDERS' EQUITY                          418,423           431,459           420,217
                                                             ---------         ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 705,370         $ 621,789         $ 653,770
                                                             =========         =========         =========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
(In thousands)
----------------------------------------------------------------------------------------------------
                                                                          THIRTY-NINE WEEKS ENDED
                                                                       -----------------------------
                                                                       NOVEMBER 1,       NOVEMBER 2,
                                                                          1997              1996
                                                                       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $ 16,184         $ 47,148
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
      Depreciation and amortization                                       30,398           26,270
      Deferred rent                                                        1,415            1,472
      Amortization of restricted stock award                                 578              478
      Loss on disposal of property and equipment                           1,159              615
      Deferred income taxes                                                   49           (7,061)
      Changes in current assets and liabilities:
         Customer accounts receivable                                      3,668          (16,747)
         Merchandise inventories                                         (74,237)         (52,027)
         Deferred catalog costs                                           (2,020)           2,153
         Due from affiliates                                                (175)          (1,128)
         Prepaid and other current assets                                 (8,271)            (383)
         Accounts payable                                                 (3,645)           1,181
         Accrued liabilities                                               2,899             (949)
         Income taxes payable                                                 --            2,316
                                                                        --------         --------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (31,998)           3,338


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                                      (33,225)         (35,469)
Proceeds from disposal of property and equipment                               2            1,102
                                                                        --------         --------
     NET CASH USED IN INVESTING ACTIVITIES                               (33,223)         (34,367)


CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under notes payable to banks                                   96,000           55,000
Proceeds from options exercised                                              235              336
Cash dividend                                                            (10,074)          (8,308)
Purchase of treasury stock                                               (20,001)         (17,245)
                                                                        --------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                            66,160           29,783


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       44             (184)
                                                                        --------         --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         983           (1,430)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            12,348           14,865
                                                                        --------         --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 13,331         $ 13,435
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

3.    FEDERAL AND STATE INCOME TAXES

            The Company has provided for income taxes based on the estimated annual effective rate method.

4.    RECLASSIFICATIONS

            Certain reclassifications have been made to the November 2, 1996 condensed consolidated financial statements to conform with the November 1, 1997 presentation.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's condensed consolidated statements of earnings for the fiscal periods shown below:

=========================================================================================================
                                                   Thirteen                          Thirty-Nine
                                                 Weeks Ended                         Weeks Ended
---------------------------------------------------------------------------------------------------------
                                        November 1,       November 2,       November 1,       November 2,
                                            1997             1996               1997              1996
                                        (unaudited)       (unaudited)       (unaudited)       (unaudited)
---------------------------------------------------------------------------------------------------------
Net sales                                  100.0%            100.0%            100.0%            100.0%
---------------------------------------------------------------------------------------------------------
Cost of sales, buying and
occupancy expenses                          61.5%             58.9%             67.2%             61.6%
---------------------------------------------------------------------------------------------------------
Selling, general and
administrative expenses                     30.5%             27.3%             28.6%             26.9%
---------------------------------------------------------------------------------------------------------
Operating income                             8.0%             13.7%              4.2%             11.4%
---------------------------------------------------------------------------------------------------------
Interest expense, net                        0.9%              0.7%              0.7%              0.6%
---------------------------------------------------------------------------------------------------------
Income before income taxes                   7.1%             13.0%              3.5%             10.9%
---------------------------------------------------------------------------------------------------------
Income tax expense                           2.7%              5.1%              1.4%              4.3%
---------------------------------------------------------------------------------------------------------
Net income                                   4.4%              8.0%              2.2%              6.6%
=========================================================================================================

THE THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 (THIRD QUARTER)

      Net sales in the third quarter of 1997 increased by $8.5 million to $256.0 million, or 3.4% over the third quarter of 1996. Operating income was $20.3 million in the third quarter of 1997 compared to operating income of $34.0 million in the third quarter of 1996.

      Retail store sales in the third quarter of 1997 increased by $14.5 million to $213.7 million, or 7.3%, over the third quarter of 1996. The percentage of the Company's net sales derived from its retail stores increased to 83.5% in the third quarter of 1997 from 80.5% in the third quarter of 1996. The increase in retail store sales as a percentage of the Company's total net sales was due to growth in retail store sales and a decline in catalog sales. The increase in retail store sales was attributable to the 24 new stores opened in the third quarter of 1997, the 36 new stores opened in the first two quarters of 1997 and the nine non-comparable stores that opened in the last 13 weeks of 1996. Comparable store sales decreased 0.7% for the thirteen-week period mainly due to weaker than expected customer traffic. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store or a new Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

      Catalog sales in the third quarter of 1997 decreased by $6.0 million, to $42.3 million, a decrease of 12.4% from the third quarter of 1996. The percentage of the Company's net sales derived from its catalogs decreased to 16.5% in the third quarter of 1997 from 19.5% in the third quarter of 1996. The Company believes that the decrease in catalog sales was mainly attributable to under performing early fall and transitional catalogs.

      Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

      Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 61.5% in the third quarter of 1997 from 58.9% in the third quarter of 1996 due mainly to a significant erosion in merchandise margins caused by a lower percentage of sales at full price and higher than normal markdowns during the Company's midseason sale and occupancy costs rising at a greater rate than sales.

      Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of 1997 to 30.5% from 27.3% in the third quarter of 1996 due to higher marketing expenses related to the Company's "Brand Essence" advertising campaign ("Ad Campaign") and incremental store payroll and operating expenses to support the Ad Campaign and provide increased customer support.

      Interest expense, net, increased by $0.5 million, to $2.2 million in the third quarter of 1997 over the third quarter of 1996 due to higher average debt levels. The average total debt level, including short-term and long-term bank borrowings, was $153.6 million in the third quarter of 1997 compared to $129.2 million in the third quarter of 1996. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.1% in the third quarter of 1997 and 1996.

      The effective tax rate for the Company declined to 38.5% in the third quarter of 1997 from 38.8% in the third quarter of 1996 following the identification and implementation of several tax strategies at the federal, state and international level in fiscal 1996.

THE 39 WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THE 39 WEEKS ENDED NOVEMBER 2, 1996

      Net sales in the first 39 weeks of 1997 increased by $25.8 million to $741.6 million, or 3.6%, over the first 39 weeks of 1996. Operating income was $31.4 million in the first 39 weeks of 1997 compared to $81.9 million in the first 39 weeks of 1996, a decrease of 61.7%.

      Retail store sales in the first 39 weeks of 1997 increased by $41.9 million, to $628.5 million, or 7.1%, over the first 39 weeks of 1996. The percentage of the Company's net sales derived from its retail stores increased to 84.7% in the first 39 weeks of 1997 from 82.0% in the first 39 weeks of 1996. The increase in retail store sales as a percentage of the Company's total net sales was due to the growth in retail store sales and the decline in catalog sales. The increase in retail store sales was attributable to the 60 new stores opened in the first 39 weeks of 1997 and the nine non-comparable stores that opened in the last 13 weeks of 1996, partially offset by a decrease of $9.4 million in comparable store sales, or 2.0%, over the comparable 39 week period in the previous year. The decrease in comparable stores sales was mainly due to weaker than expected customer traffic.

      Catalog sales in the first 39 weeks of 1997 decreased by $16.1 million, to $113.1 million, or 12.5% compared to the first 39 weeks of 1996. The Company believes that the decrease in catalog sales was mainly attributable to a lack of appropriate balance between casual and career assortments in its spring and transitional fall merchandise lines, accentuated by changes to the spring and transitional catalog presentation formats which affected overall response rates.

      Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 67.2% in the first 39 weeks of 1997 from 61.6% in the first 39 weeks of 1996. The increase in cost of sales, buying and occupancy expenses as a percentage of sales is due primarily to a significant erosion in merchandise margins caused by a lower percentage of sales at full price and higher than normal markdowns during the Company's semiannual and midseason sales and to higher occupancy costs as a percent of sales.

      Selling, general and administrative expenses increased as a percentage of net sales to 28.6% in the first 39 weeks of 1997 from 26.9% in the first 39 weeks of 1996 due to incremental payroll and variable store operating expenses to support the spring sale and the fall introduction of the Ad Campaign and increased marketing expenses associated with the Ad Campaign, partially offset by increased finance charge income.

      Interest expense, net, increased by $1.1 million, to $5.0 million for the first 39 weeks of 1997 from the first 39 weeks of 1996 due to higher average debt levels and higher interest rates. The average total debt level, including short-term and long-term bank borrowings, was $124.5 million in the first 39 weeks of 1997 compared to $109.2 million in the first 39 weeks of 1996. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.1% in the first 39 weeks of 1997 compared to 6.0% in the first 39 weeks of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At November 1, 1997 and November 2, 1996, the Company had $120.0 and $79.0 million of outstanding borrowings under this line-of-credit facility, respectively. This increase is mainly due to lower net income and higher inventories, which resulted from slower than anticipated sales and planned inventory increases. Additionally, the Company has a revolving credit facility with maximum available borrowings of $50.0 million. At November 1, 1997 and November 2, 1996, the Company's borrowings under the revolving credit facility were $50.0 million. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

      In the first 39 weeks of 1997, cash and cash equivalents increased $1.0 million compared to a decrease of $1.4 million during the first 39 weeks of 1996. Mainly contributing to the increase in cash and cash equivalents were higher borrowings, decreased accounts receivable and decreased deferred income taxes, partially offset by lower net income, increases in inventories due to slower than anticipated sales and to support new store openings, higher prepayments for estimated federal income taxes due to an expectation of higher taxable income and decreased accounts payable.

      A third authorization under the Company's stock repurchase plan was established on May 22, 1997 and authorizes the Company to utilize up to $40 million to purchase shares of its common stock from time to time over a two year period, including repurchases from JUSCO (USA), Inc., its 63.4% majority owner. During the first 39 weeks of 1997, the Company repurchased 731,600 shares of its common stock under this program at an average price of approximately $27 per share.

      Capital expenditures for the first 39 weeks of 1997 were $33.2 million compared to $35.5 million in the first 39 weeks of 1996. The Company used approximately $28.5 million and $32.6 million in the first 39 weeks of 1997 and 1996, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates an additional approximately $20 million of capital expenditures primarily for the opening of new stores and expanding and renovating existing stores.* The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of such activity during the remainder of fiscal 1997.

In response to recent operating trends, the Company anticipates opening approximately 45-50 new stores in fiscal 1998, down from the recent pace of approximately 65-75.*

      The Company's primary ongoing cash requirements through the end of fiscal 1998 are expected to be the financing of working capital buildups during peak selling seasons, the funding of new stores and the expansion and renovation of existing stores, expenditures under the stock repurchase plan and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

      The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On November 3, 1997, the Company announced that the Board of Directors approved a quarterly dividend of $.11 per share payable on December 15, 1997 to shareholders of record as of December 1, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for the Company for the period ended January 31, 1998. SFAS No. 128 is intended to simplify the standards for computing earnings per share and makes the United States standards for computing earnings per share more comparable to international standards. SFAS No. 128 requires the presentation of "basic" earnings per share (which excludes dilution) and "diluted" earnings per share. The Company does not believe that implementation of SFAS No. 128 will have a material impact on the Company's net income per share calculation.

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

--------------------------------------------------------------------------------

*The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, store traffic, acceptance of Talbots fashion and expansion plans, appropriate balance of merchandise offerings and responsiveness of the Company's core customers and, in each case, actual results may differ materially from such forward-looking information. Certain factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (A)     EXHIBITS

                    11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

                    27      Financial Data Schedule (for electronic filing only)

            (B)     REPORTS ON FORM 8-K

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE TALBOTS, INC.




Dated:  December 12, 1997                 By: /s/ Edward L. Larsen
                                              -----------------------------
                                              Edward L. Larsen
                                              Duly authorized officer and Senior
                                              Vice President of Finance, Chief
                                              Financial Officer, and Treasurer