Form 10-K
period 1998-01-31
TALBOTS INC
filed 1998-05-01
CIK 912263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED January 31, 1998
                          ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                         COMMISSION FILE NUMBER 1-12552

                                THE TALBOTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                              41-1111318
-------------------------------                             -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


175 Beal Street, Hingham, Massachusetts                           02043
----------------------------------------                        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (781)749-7600
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE APPROXIMATE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (FOR THIS PURPOSE, DEEMED TO REFER TO ALL PERSONS AND ENTITIES OTHER THAN EXECUTIVE OFFICERS, DIRECTORS AND 10% OR MORE SHAREHOLDERS) BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON APRIL 2, 1998 WAS APPROXIMATELY $221.8 MILLION.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF APRIL 2, 1998: 31,805,415

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 ARE INCORPORATED BY REFERENCE INTO PART II, AND PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I


ITEM 1. BUSINESS.

GENERAL

         The Talbots, Inc., a Delaware corporation (together with its wholly owned subsidiaries, "Talbots" or the "Company"), is a leading national specialty retailer and cataloger of women's and children's classic apparel, accessories and shoes. Over the past nine years, the Company has implemented an aggressive store expansion program, with the number of stores increasing from 137 at the end of 1988 to 603 at the end of 1997. During 1997, Talbots issued 25 separate catalogs with a combined circulation of approximately 52.0 million. Total net sales were approximately $1,053.8 million in 1997, of which retail store sales were approximately $894.6 million and catalog sales were approximately $159.2 million.

         Talbots complies with the National Retail Federation's fiscal calendar. Where a reference is made in this Part I to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. For example, "1997" refers to the 52-week fiscal year ended January 31, 1998, "1996" refers to the 52-week fiscal year ended February 1, 1997. The last 53-week fiscal year was 1995, ending February 3, 1996; the next 53-week fiscal year will be fiscal 2000, ending February 3, 2001.

         Talbots stores and catalogs offer a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting primarily of Talbots own private label merchandise in misses and petites sizes. Talbots Kids & Babies stores and catalogs offer an assortment of high quality classic clothing and accessories for infants, toddlers, boys and girls. Talbots merchandising strategy focuses on achieving a "classic look", which emphasizes timeless styles. Talbots stores and catalogs offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric and fit of Talbots merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its customers are college-educated and employed, primarily in professional and managerial occupations, and are attracted to Talbots by its focused merchandising strategy, personalized customer service and continual flow of high quality, reasonably priced classic merchandise.

         Talbots has established a market niche as a brand in women's classic apparel, accessories and shoes. In 1997, approximately 98% of the Company's merchandise consisted of styles that were sold exclusively under the Talbots label. Most of this merchandise is manufactured to the specifications of the Company's technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors.

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

         The Company grew significantly after the Acquisition by adding stores and developing new complementary business concepts that capitalize on the strength of the Talbots name and its loyal customer base. By January 31, 1998, the number of stores increased to 603, in 44 states, the District of Columbia, Canada and the United Kingdom. This number included 374 Talbots Misses stores (including 19 Misses stores in Canada and five Misses stores in the United Kingdom), 125 Talbots Petites stores (including one Petites store in Canada), 32 Talbots Accessories & Shoes stores, 60 Talbots Kids stores (40 of which include a Talbots Babies assortment) and 12 Talbots Outlet stores. Of the Company's $894.6 million in total retail store sales for fiscal 1997, Talbots Misses stores accounted for $650.6 million; Talbots Petites, $125.0 million; Talbots Accessories & Shoes, $16.6 million; and Talbots Kids and Babies, $51.2 million. The remaining $51.2 million was generated from Talbots Outlet stores.

         Talbots catalog business also has undergone changes. The circulation of catalogs has been reduced by 33% from 78.1 million catalogs in 1989 to 52.0 million catalogs in 1997. This circulation reduction has been an integral part of a strategy to better focus the distribution of catalogs to proven customers.

STRATEGY

         The key elements of the Company's strategy are to: (1) maintain its strong competitive position in the classics niche by providing consistently classic women's and children's apparel and accessories and shoes, (2) continue to operate as a predominantly private label retailer, (3) maintain its posture as a limited promotion retailer, (4) continue to capitalize on its complementary store and catalog operations, (5) continue to provide superior customer service and (6) maintain a broad mix of store locations.

         MARKET NICHE IN CLASSIC APPAREL. Talbots stores and catalogs offer a distinctive collection of sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting primarily of the Company's own private label merchandise in misses and petites sizes. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. An important aspect of the Company's marketing strategy is wardrobing the customer from "head-to-toe." The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, shoes and accessories will be affected by sudden changes in fashion trends.

         TALBOTS PRIVATE LABEL. The clothing assortment under the Talbots private label was approximately 98% in 1997. Sales of private label merchandise generally provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establishes Talbots identity as a brand of women's classic apparel.

         The Company believes that the quality and value of its classic merchandise are key competitive factors. Most of Talbots merchandise is manufactured to the specifications of the Company's technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors. The Company continually monitors the production of its domestic and overseas manufacturers to ensure that all apparel is of consistent fit and high quality.

         LIMITED PROMOTION RETAILER. The Company positions itself as a limited promotion retailer. Talbots typically holds only four sale events a year in its women's apparel stores, consisting of two end-of-season clearance sales and two mid-season sales. Talbots Kids & Babies stores currently hold six sale events, consisting of four in-season sales and two end-of-season clearance sales. All mid-season and end-of-season store sale events are held in conjunction with catalog sales events. No other major promotional sale events are typically held. The Company believes that its strategy of limiting its promotional events has reinforced the integrity of its regular prices.

         COMPLEMENTARY STORE AND CATALOG OPERATIONS. The Company's strategy is to operate its stores and catalogs as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores or catalogs. The Company believes that the synergy between Talbots stores and catalogs offers an important convenience to its customers, provides a competitive advantage to the Company and is an important element in identifying new store sites.

         Talbots catalogs provide customers with a broader selection of merchandise, sizes and colors than its stores. In each of its United States stores, Talbots offers a "Red Line" phone which connects the store customer directly to a catalog telemarketing sales associate. This service can be used by store customers to order a particular size or color of an item that is a catalog-only item or that is sold out in the store. A reduced shipping and handling charge is provided to customers who use the "Red Line" phone service. In addition to providing customers the convenience of ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. Catalog merchandise can be easily returned or exchanged at any Talbots store or returned to the Company by mail.

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

         CUSTOMER SERVICE. The Company believes that it provides store and catalog customers an extraordinarily high level of customer service. The Company is committed to constantly improving customer service by enhancing its training programs to ensure that sales associates are knowledgeable about all Talbots merchandise, that they are up to date with fashion trends and that they are able to make appropriate wardrobing suggestions to customers.

         BROAD MIX OF STORE LOCATIONS. The Company believes that providing a broad mix of store locations helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient and consistent with its image. As of January 31, 1998, the Company had 42% of its stores in malls, 34% in specialty centers, 13% in village locations, 7% as freestanding stores and 4% in urban locations.

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

         PRIVATE LABEL MERCHANDISE DESIGN AND PURCHASING. Talbots private label merchandise is designed through the coordinated efforts of the Company's merchandising and manufacturing team, which consists of the New York-based Talbots product development office, the technical testing and design staff, the buying staff, the production planning staff and a Hong Kong-based product sourcing office. Styles for Talbots private label merchandise are developed based upon prior years' sales history and current fashion trends for each of the Company's two main seasons, spring and fall.

         The New York-based Talbots merchandise development office oversees the conceptualization of Talbots product. This initial product determination concerns styling, color, and fabrication recommendations. The development process begins approximately nine months before the expected in-house delivery date of the merchandise.

         The Company's Hingham-based buying staff is responsible for the quantification of specific merchandise and departmental needs and plans. These plans are used to place specific item orders on styles developed in conjunction with the product development office and with the various merchandise vendors.

         In conjunction with the merchandise developed by the product managers and the buying organization, the Company's Hingham-based technical testing and design staff works to determine the technical specifications of all private-label merchandise. In addition to preparing the initial specifications, this group also reviews the first fit sample and, together with the product manager, the pre-production samples of each item to ensure that specifications and quality standards are met.

         SOURCING. In 1997, Talbots purchased approximately 50% of its merchandise directly from off-shore vendors, and the remaining 50% through domestic-based vendors. During the year, the Company's Hong Kong office accounted for approximately 67% of Talbots total direct off-shore sourcing, with the remaining 33% being handled through various agents.

         Approximately 34% of Talbots merchandise is currently sourced through Hong Kong. Sovereignty over Hong Kong was transferred effective July 1, 1997 from the United Kingdom to the People's Republic of China. The agreement provides that the social and economic systems in Hong Kong will remain a matter of the people of Hong Kong's choice for 50 years after June 30, 1997. The Company has not experienced any material difficulties as a result of this transfer of power.

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

         In addition to the Company's office in Hong Kong, which deals with local manufacturers, and the sourcing arrangement with Eralda, Talbots utilizes agents in Japan, Korea, Singapore, Israel, Italy, Portugal and Turkey plus domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to assure that no one company or country is responsible for a disproportionate amount of Talbots merchandise. Directly sourced merchandise is currently manufactured to its specifications by independent foreign factories located primarily in Hong Kong, other Asian countries such as Macao, China, Thailand, Korea and Indonesia, and Europe.

         The Company's domestic vendors include those who either manufacture their own merchandise or supply merchandise manufactured by others, as well as vendors that are both manufacturers and suppliers. In 1997, certain divisions of The Kellwood Company accounted for an aggregate of approximately 6% of the total merchandise purchased by Talbots. Most of Talbots Hong Kong and other foreign vendors manufacture their own merchandise. The Company believes that, consistent with the retail apparel industry as a whole, many of its domestic vendors import a portion of their merchandise from abroad.

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

EXPANSION

         An important aspect of the Company's business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. The Company has grown significantly over the past ten years, with the number of stores increasing from 109 at the end of 1987 to 603 at the end of 1997. During that time, store net sales increased from approximately $205.0 million in 1987 to approximately $894.6 million in 1997. From the end of 1996 to the end of 1997, the number of Talbots stores increased from 535 to 603.

         In addition to expanding its core Misses business, the Company has introduced complementary new business concepts, Talbots Petites, Talbots Kids & Babies and Talbots Accessories & Shoes.

         In 1984, Talbots began offering merchandise in petites sizes in its catalogs, and in 1985, the Company opened its first Talbots Petites store. During 1989, Talbots stores began to carry a selection of Talbots Petites merchandise, and the Company opened three additional Talbots Petites stores in 1990 as the beginning of its strategy to expand Talbots Petites business. At January 31, 1998, 125 Talbots Petites stores were open, and virtually every item of women's apparel in the catalog was offered in both misses and petites sizes.

         In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment for infants and toddlers, Talbots Babies. By the end of 1997, 60 Talbots Kids stores were open, 40 of which included a Babies assortment. The Company will continue to position Talbots Kids & Babies as a brand that offers a complete assortment of high quality classic children's clothing and accessories.

         In 1991, the Company introduced Talbots Intimates, an assortment of classic sleepware, loungewear and daywear. The Company currently operates Intimates collections in 48 Misses stores.

         During 1994, Talbots introduced Talbots Accessories and Shoes in two catalogs devoted to the category. A limited collection of the merchandise continues to be offered in each Misses catalog and in selected stores. The Company opened five Talbots Accessories and Shoes stores in September 1995 and at the end of 1997 it operated 32 stores.

         The Company currently anticipates opening approximately 35 new stores (including Misses, Petites, Accessories & Shoes and Outlet stores) in 1998.* The Company's ability to continue to expand will be dependent upon general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the ability to negotiate acceptable lease terms for new locations. The ability of the Company to open additional stores (and the mix of such openings) will be dependent upon similar factors as well as the performance of Talbots existing stores at such locations and the availability of suitable space. The Company will also consider opening such stores in established Talbots markets where a Misses store is not located, thereby broadening the growth potential for each concept.

STORES

         Misses stores generally range in size from 3,500 to 6,500 gross square feet, with a typical store averaging approximately 5,000 gross square feet. Talbots Petites stores generally measure 2,500 gross square feet, and Talbots Kids & Babies stores measure approximately 3,100 gross square feet. Talbots Accessories & Shoes stores generally measure 1,900 gross square feet. Flagship stores are Misses stores which are utilized to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Washington D.C., Chicago, San Francisco and Toronto, and generally are larger than the average Misses store. Approximately 75% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

         In certain markets, the Company has created Talbots "superstores" by placing two or more other Talbots concepts in close proximity to a Misses store. Together, these stores feature at least three of Talbots business concepts--Misses, Petites, Kids & Babies and/or Accessories & Shoes--in order to create a one-stop shopping environment. At January 31, 1998, the Company operated 59 "superstores."

         The Company utilizes Talbots Outlet stores, which are separate from its retail stores, to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores only for the sale of past season and "as is" merchandise. The Company does not purchase merchandise specifically for Talbots Outlet stores. Merchandise in Talbots Outlet stores is sold at significant markdowns from original retail prices. At January 31, 1998, the Company operated 12 Talbots Outlet stores.

         Talbots stores are distinguished by a signature red door created for each of the business concepts. Each interior is designed to have a gracious and comfortable residential feel. This interior design theme is consistently used in all Talbots Misses and Talbots Petites stores to promote familiarity, ease of shopping and cost savings in the design and construction of new stores. Talbots Kids & Babies, and Talbots Accessories & Shoes also have their respective signature red doors and interior design themes. Talbots Kids & Babies stores are designed to create a light atmosphere and Talbots Accessories & Shoes are designed to reflect the atmosphere of a traditional carriage house. Management provides guidelines for merchandise display to the stores throughout the year.

TALBOTS CATALOG

         Since 1948, the Company has used its catalog to offer customers convenience in ordering Talbots merchandise. In 1997, the Company distributed 25 separate catalogs with a combined circulation of approximately 52.0 million, including catalogs sent to stores for display and general distribution. During 1997, catalog sales represented approximately 15.1% of total Company sales. Catalog circulation has included: base catalogs offering the broadest assortment of Talbots merchandise; specialty catalogs such as the Classics That Work series featuring career clothing; Talbots Kids & Babies catalogs; Talbots Accessories & Shoes catalogs; and sale catalogs. In addition to providing customers convenience in ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. During 1997, the Company discontinued its international catalogs. In conjunction with the Company's store strategy to incorporate intimate apparel into its Misses and Petites assortment, the Company added more intimate apparel pages to its base catalogs, and discontinued the distribution of separate catalogs dedicated to intimate apparel.

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

         The Company attempts to make catalog shopping as convenient as possible. It maintains a toll-free number, accessible 24 hours a day, seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. It maintains telemarketing centers in Knoxville, Tennessee and Hingham, Massachusetts which, linked by computer and telephone, are designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable sales associates located at the telemarketing centers who utilize on-line computer terminals to enter customer orders and to retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In both the

Hingham and Knoxville telemarketing centers, sales associates are able to refer to current catalog items in a sample store, thereby allowing them to view merchandise as they assist customers.

         The Company employs advanced technology to process orders. Sales associates enter orders on-line into a computerized inventory control system which systematically updates Talbots customer list and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information is available to the Company's Hingham-based buying staff the next day. The Company has achieved efficiencies in order entry and fulfillment which permit the shipment of most orders the following day.

INVENTORY CONTROL AND MERCHANDISE DISTRIBUTION

         The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through its catalog and store distribution center in Lakeville, Massachusetts. Merchandise received at the distribution center is promptly inspected, assigned to individual stores, packed for delivery and shipped to the stores. Talbots ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. The Company believes that its strong store and catalog synergy coupled with its central distribution system allows it to move merchandise between the stores and catalog to better take advantage of sales trends.

         In June, 1995, the Company completed a $7.0 million expansion of its distribution center in Lakeville, Massachusetts, by adding an additional 124,260 square feet to support its expansion plans. Additional mezzanine level space was added in 1996 and 1997 to further support the Company's growth. Plans are currently under way to expand its Hingham corporate offices and its Lakeville distribution center. The Company currently anticipates that the Lakeville expansion, which is not expected to be completed before 1999, will total approximately 100,000 square feet.

MANAGEMENT INFORMATION SYSTEMS

         Talbots management information systems and electronic data processing systems are located at the Company's Systems Center in Tampa, Florida. These systems consist of a full range of retail, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, merchandise reporting and distribution.

         All Talbots stores have point-of-sale terminals that transmit information daily on sales by item, color and size. Talbots stores are equipped with bar code scanning programs for the recording of store inventories, price changes, receipts and transfers. The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

         Also, sales associates can locate merchandise no longer available in their store at any Talbots location with a single phone call, 24 hours a day, seven days a week (except Christmas day).

SEASONALITY

         Historically, catalog sales had been higher during the first and third quarters due to the timing of catalog circulation and the placement of customer orders early in the season. However, as shopping patterns have changed and customers are buying closer to time of need, the difference in catalog sales between the third and fourth quarters has diminished. Retail store sales typically peak in the fourth quarter due to the holiday season and the impact of new stores opened during the year. From a total Company perspective, the highest sales are in the fourth quarter.

COMPETITION

         The women's retail apparel industry is highly competitive. The Company believes that the principal bases upon which it competes are quality, value and service in offering classic apparel to build "head-to-toe" wardrobes through both stores and catalogs.

         Talbots competes with certain departments of national specialty department stores such as Lord & Taylor, Saks Fifth Avenue and Nordstrom as well as strong regional department store chains such as Macy's, Marshall Field and Dillard's. The Company believes that it competes with these department stores by offering a focused merchandise selection, personalized service and convenience. Talbots also competes with other specialty retailers such as The Limited, Ann Taylor, Eddie Bauer and The Gap, and with catalog companies such as L.L. Bean, Lands' End and Spiegel. The Company believes that its focused merchandise selection in classic apparel, consistent private label merchandise, superior customer service, store site selection resulting from the synergy between its stores and catalog operations, and the availability of its merchandise in extended misses sizes and petites sizes, distinguish it from other specialty retailers.

EMPLOYEES

         At January 31, 1998, Talbots had approximately 8,300 employees, of whom approximately 2,100 were full-time salaried employees, approximately 1,200 were full-time hourly employees and approximately 5,000 were part-time hourly employees. The Company believes that its relationship with its employees is good.

SUBSEQUENT EVENT

         In April 1998, the Company obtained additional long-term financing to increase from $50 million to $100 million its revolving credit agreements.

EXECUTIVE AND OTHER OFFICERS OF THE COMPANY

         The following table sets forth certain information regarding the executive and other officers of the Company as of April 15, 1998:

Name                         Age   Position
----                         ---   --------

Arnold B. Zetcher            57    President and Chief Executive Officer
Mark Shulman                 49    Executive Vice President, Chief Operating
                                     Officer and Chief Merchandising Officer
J. Bruce Ash                 49    Senior Vice President, Management Information
                                     Systems
Harold Bosworth              49    Senior Vice President, General Manager,
                                     Talbots Kids
Paul V. Kastner              46    Senior Vice President, International and
                                     Strategic Planning
Edward L. Larsen             53    Senior Vice President, Finance, Chief
                                     Financial Officer and Treasurer
Michele M. Mandell           50    Senior Vice President, Stores
Richard T. O'Connell, Jr.    47    Senior Vice President, Legal and Real Estate,
                                     and Secretary
Mary R. Pasciucco            44    Senior Vice President, Catalog Development
                                     and Advertising
Bruce C. Soderholm           55    Senior Vice President, Operations
Stuart M. Stolper            58    Senior Vice President, Human Resources
Sandy F. Katz                50    Vice President, Audit and Control
Judy O'Keefe                 54    Vice President, Merchandise Administration
Bruce Lee Prescott           42    Vice President, Customer Service and
                                     Telemarketing
Deborah Martin               48    Vice President, Product Development
Lucy Main Tweet              45    Vice President, Manufacturing
John L. Florio               42    Director of Legal Services and Assistant
                                     Secretary


         Mr. Zetcher joined Talbots as President in 1987. He has been President and Chief Executive Officer and a member of the Board of Directors since 1988. Mr. Zetcher was Chairman and Chief Executive Officer of John Breuner Company, a home furnishings division of BATUS in San Francisco, California, and prior to that, Chairman and Chief Executive Officer of Kohl's Food Stores, another BATUS division, in Wisconsin and Illinois. Mr. Zetcher also served as Chairman and Chief Executive Officer of Bonwit Teller in New York, a high quality specialty apparel chain, and served in various capacities during his ten years with Federated Department Stores.

         Mr. Shulman joined the Company in October 1997 as Executive Vice President, Chief Operating Officer and Chief Merchandising Officer and was elected a Director of the Company. Mr. Shulman formerly was President and Chief Executive Officer of Younkers Department Stores, a division of Proffitt's, Inc., was Executive Vice President of Stage Stores, Inc. from 1994 to 1997 and was President of the Leslie Fay Dress Division from 1993 to 1994. Mr. Shulman also previously served as President and Chief Executive Officer of Henri Bendel, Inc. and as President and Chief Executive Officer of Ann Taylor Stores.

         Mr. Ash has been Senior Vice President, MIS since 1988. He joined Talbots in 1988 as Vice President, MIS. Prior to that time, he was Vice President, MIS at Filene's Department Stores in Boston.

         Mr. Kastner joined Talbots in 1988 as Director, Business Planning and Analysis and became Vice President, New Business Ventures and Strategic Planning, Assistant Treasurer and Assistant Secretary in 1989. In 1994, Mr. Kastner was promoted to the position of Senior Vice President, International and Strategic Planning. Prior to joining Talbots, he was Director of Research and Merchandise Information with John Breuner Company in California.

         Mr. Bosworth joined the Company in June 1997 as Senior Vice President and General Manager for Talbots Kids. From 1988 to 1997, Mr. Bosworth served as Senior Vice President, Retail, of Ermengildo Zegna; and Senior Vice President and General Merchandise Manager at the I. Magnin/Bullick's Wilshire division of R.H. Macy, where he was responsible for numerous merchandising areas, including children's. He also served in various capacities from 1972 to 1988 at J.W. Robinson's, a division of Associated Dry Goods; The Broadway, a division of Carter Hawley Hale; and Jordan Marsh, a division of Allied Stores.

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

         Mr. O'Connell joined Talbots in 1988 as Vice President, Legal and Real Estate and Secretary, and became Senior Vice President, Legal and Real Estate and Secretary in 1989. Prior to joining Talbots, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

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

         Mr. Stolper joined Talbots in 1989 as Vice President, Human Resources and assumed the position of Senior Vice President, Human Resources and Assistant Secretary later that year. From 1988 to 1989, he served as Vice President, Administration at JUSCO USA. Prior to that time, he was Vice President, Human Resources of the Specialty Retailing Group at General Mills, Inc.

         Mr. Katz joined Talbots in 1989 as Vice President, Audit and Control. From 1988 to 1989, Mr. Katz was President of SFK & Associates, a consulting firm, and from 1984 to 1988, he was Director, Loss Prevention of the Specialty Retailing Group at General Mills, Inc.

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

         Ms. Martin joined Talbots in April 1998 as Vice President, Product Development. From 1992 to 1997 Ms. Martin was Senior Vice President, Ready-To-Wear Product Development, for Macy's Product Development Office. She has also held various positions at specialty retailers Henri Bendel, Bergdorf Goodman, and Barney's from 1971 to 1992.

         Mr. Florio joined Talbots in 1990 as Director of Legal Services and Assistant Secretary. From 1985 to 1990, he was Counsel for Corporate Property Investors, a New York-based nationwide commercial real estate investment and development firm.



--------------------------------------------------------------------------------

*This Annual Report on Form 10-K contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, store traffic, acceptance of Talbots fashion and expansion plans, appropriate balance of merchandise offerings and responsiveness of the Company's core customers, and timing and levels of markdowns, and, in each case, actual results may differ materially from such forward-looking information.

Certain other factors that may cause actual results to differ from such forward-looking statements are set forth in this Annual Report on Form 10-K or are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

ITEM 2. PROPERTIES.

         The table below presents certain information relating to the Company's properties at January 31, 1998:


    Location                 Gross Square Feet    Primary Function              Interest
    --------                 -----------------    ----------------              --------

Hingham, Massachusetts            214,000       Company headquarters          Own (42 acres)
Lakeville, Massachusetts          764,745       Distribution center           Own (85 acres)
Knoxville, Tennessee               23,595       Telemarketing                 Lease
Tampa, Florida                     29,250       Systems center                Lease
New York, New York                 20,500       Product development office    Lease
Hong Kong                          10,455       Merchandising and sourcing    Lease
Ontario, Canada                     1,119       Canadian regional office      Lease
London, U.K.                        1,093       U.K. management office        Lease

Stores throughout the U.S.,
   Canada and U.K.                              Retail stores                 Own and lease(a)


----------
(a)   Talbots owns the property for eight of its 603 stores.


         Except for retail store space, the Company believes that its operating facilities and sales offices are adequate and suitable for its current needs. To address expected future office and distribution space needs, the Company plans to initiate expansions of its Hingham, Massachusetts offices and its Lakeville, Massachusetts distribution facility in fiscal 1998. Talbots long-term expansion program, if successful, may require additional office and distribution space to service such facilities in the future.

         At January 31, 1998, Talbots operated 603 stores, all but eight of which were leased. The leases typically provide for an initial term of between ten and fifteen years, with renewal options permitting the Company to extend the term for between five and ten years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent ("percentage rent") based on the store's annual sales in excess of specified levels. The percentage rent payment is typically 4% to 5% of annual sales in excess of the applicable threshold. In a majority of leases negotiated since 1987, Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs and marketing programs. The Company has many lease arrangements that provide for an increase in annual fixed rental payments during the lease term. At January 31, 1998, the current terms of

Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:


          Years Lease                                          Number of
          Terms Expire                                      Store Leases(a)
          ------------                                      ---------------

          1998-1999.............................................   10
          2000-2002.............................................   20
          2003-2005.............................................   55
          2006 and later........................................  388


----------
(a) Certain leases have more than one store included within the leased premises.


ITEM 3. LEGAL PROCEEDINGS.

         Talbots is a party to certain legal actions arising in the normal course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of Talbots.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         Information concerning the market in which the Company's common stock was traded in 1997 and the approximate number of record holders of common stock and certain other information called for by this Item 5 are set forth under the captions "Selected Quarterly Financial Data" on page 34 and "Market for Registrant's Common Stock and Related Shareholder Matters" on page 36 of Talbots Annual Report to Shareholders for the fiscal year ended January 31, 1998 and is incorporated herein by reference.

         At April 2, 1998, approximately 63.4% of Talbots common stock was held by JUSCO USA.


ITEM 6. SELECTED FINANCIAL DATA.

         The information called for by this Item 6 is set forth under the caption "Five Year Financial Summary" on page 12 of Talbots Annual Report to Shareholders for the fiscal year ended January 31, 1998 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item 7 is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 to 17 of Talbots Annual Report to Shareholders for the fiscal year ended January 31, 1998 and is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of independent auditors, the consolidated financial statements of Talbots, the notes to consolidated financial statements, and the supplementary financial information are set forth on pages 18 to 34 of Talbots Annual Report to Shareholders for the fiscal year ended January 31, 1998 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning Talbots directors under the caption "Election of Directors" on pages 2 to 4 of Talbots Proxy Statement for Talbots 1998 Annual Meeting of Shareholders, and the information concerning Talbots executive and other officers set forth in Part I, Item 1 above under the caption "Executive and other Officers of the Company," are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation" on pages 5 to 10 of Talbots Proxy Statement for Talbots 1998 Annual Meeting of Shareholders, the information concerning director compensation under the caption "Director Compensation; Attendance; Committees" on page 4 of Talbots Proxy Statement for Talbots 1998 Annual Meeting of Shareholders, and the information under the caption "Compensation Committee Interlocks and Insider Participation" on pages 13 to 14 of Talbots Proxy Statement for Talbots 1998 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under "Executive Compensation--Report on Compensation of Executive Officers" and "Executive Compensation--Performance Graph" is not incorporated in this Item 11.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Beneficial Ownership of Common Stock" on pages 15 to 16 of Talbots Proxy Statement for Talbots 1998 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Executive
Compensation--Certain Transactions with Related Parties" on pages 14 to 15 of Talbots Proxy Statement for Talbots 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) FINANCIAL STATEMENTS: The following Independent Auditor's Report and Consolidated Financial Statements of Talbots are incorporated herein by reference to pages 18 to 33 of Talbots Annual Report to Shareholders for the fiscal year ended January 31, 1998:

                  Consolidated Statements of Earnings for the Fifty-Two Weeks Ended January 31, 1998, the Fifty-Two Weeks Ended February 1, 1997 and the Fifty-Three Weeks Ended February 3, 1996

                  Consolidated Balance Sheets at January 31, 1998 and February 1, 1997

                  Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended January 31, 1998, the Fifty-Two Weeks Ended February 1, 1997 and the Fifty-Three Weeks Ended February 3, 1996

                  Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended January 31, 1998, the Fifty-Two Weeks Ended February 1, 1997 and the Fifty-Three Weeks Ended February 3, 1996

                  Notes to Consolidated Financial Statements

                  Independent Auditor's Report

  (a)(2) FINANCIAL STATEMENT SCHEDULES: The document and schedule listed below are filed as part of this Form 10-K:

                                                              Page in Form 10-K
                  Independent Auditor's Report on
                  Financial Statement Schedule                       F-1

                  Schedule II -- Valuation and Qualifying
                  Accounts and Reserves                              F-2


                  All other financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable, required or material.

  (a)(3) The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT


(3)      ARTICLES OF INCORPORATION AND BY-LAWS.

         3.1      Certificate of Incorporation, as amended, of Talbots.(1)

         3.2      By-laws of Talbots.(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES.

         4.1      Form of Common Stock Certificate of Talbots.(1)

(10)     MATERIAL CONTRACTS.

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

         10.25 Share Purchase Agreement dated as of February 21, 1995 between Talbots and JUSCO USA.(3)

         10.26 Second Extension of Share Repurchase Program, dated as of May 23, 1997, between Talbots and JUSCO USA.(5)

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

         10.33 Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(7)

         10.34 Third Amendment to the Revolving Credit Agreement between Talbots and The Sakura Bank, Limited, New York Branch, dated as of January 28, 1998.(9)

         10.35 Revolving Credit Agreement between Talbots and The Dai-Ichi Kangyo Bank, Limited, dated as of April 14, 1998.(9)

         10.36 Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, dated as of April 17, 1998.(9)

         10.37 Fourth Amendment to the Revolving Credit Facility between Talbots and The Sakura Bank, Limited, New York Branch, dated as of April 17, 1998.(9)

         10.38 Third Amendment Agreement between Talbots and The Norinchukin Bank, New York Branch, dated as of April 17, 1998.(9)

         10.39 Third Amendment to the Revolving Credit Agreement between Talbots and The Dai-Ichi Kangyo Bank, Limited, dated as of April 17, 1998.(9)

         MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS.

         10.40 Contract between Masaharu Isogai and Talbots, dated as of November 18, 1993.(2)

         10.41    Talbots Phantom Stock Plan, effective as of January 29,
                  1989.(1)

         10.42 Amendment No. 1 to the Talbots Phantom Stock Plan, dated as of November 18, 1993.(2)

         10.43 The Talbots, Inc. Supplemental Retirement Plan, effective as of June 27, 1988.(1)

         10.44 The Talbots, Inc. Supplemental Savings Plan (amended and restated as of January 1, 1993).(1)

         10.45 The Talbots, Inc. Deferred Compensation Plan (amended and restated as of January 1, 1993).(1)

         10.46 The Talbots, Inc. Supplemental Benefits Trust Agreement, dated as of November 18, 1993, between Talbots and State Street Bank and Trust Company.(2)

         10.47    The Talbots, Inc. 1993 Executive Stock Based Incentive
                  Plan.(2)

         10.48 Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots1 as amended by Amendment No. 1 dated May 11, 1994.(4)

         10.49 Amendment No. 1 to The Talbots, Inc. Supplemental Retirement Plan, dated as of November 18, 1993.(2)

         10.50 Amendment No. 1 to The Talbots, Inc. Supplemental Savings Plan, dated as of November 18, 1993.(2)

         10.51 Amendment No. 1 to The Talbots, Inc. Deferred Compensation Plan, dated as of November 18, 1993.(2)

         10.52 Employment Agreement, dated as of October 22, 1993, between Clark Hinkley and The Talbots, Inc.(2) as amended by Amendment No. 1 dated May 11, 19944 and as supplemented by Agreement and Release dated as of November 30, 1997.(9)

         10.53 Change in Control Agreements, dated as of November 11, 1993, between Talbots and each of J. Bruce Ash, Edward Larsen, Michele Mandell, Richard T. O'Connell, Bruce Soderholm, Stuart Stolper, Paul Kastner, Sandy Katz and Lucy Main Tweet.(2)

         10.54 Change in Control Agreements, dated August 22, 1994, between Talbots and each of Judith O'Keefe and Bruce Prescott.(4)

         10.55 Employment Agreement, dated as of October 27, 1997, between the Company and Mark Shulman.(8)

(11)     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

         11.1 Incorporated by reference to footnote 11 "Reconciliation of Basic to Diluted Net Income Per Share" on page 31 of Talbots Annual Report to Shareholders for the fiscal year ended January 31, 1998.

(13)     ANNUAL REPORT TO SECURITY HOLDERS

         13.1 Excerpts from the 1997 Annual Report of Talbots incorporated by reference.

(21)     SUBSIDIARIES.

         21.1     List of subsidiaries of Talbots.(1)

(23)     CONSENTS OF EXPERTS AND COUNSEL.

         23.1     Independent Auditors' Consent of Deloitte & Touche LLP.


(27)     FINANCIAL DATA SCHEDULES.

         27.1 Amended and Restated Financial Data Schedule for the quarter ended May 4, 1996, submitted to the Securities and Exchange Commission in electronic format.

         27.2 Amended and Restated Financial Data Schedule for the twenty-six weeks ended August 3, 1996, submitted to the Securities and Exchange Commission in electronic format.

         27.3 Amended and Restated Financial Data Schedule for the thirty-nine weeks ended November 2, 1996, submitted to the Securities and Exchange Commission in electronic format.

         27.4 Amended and Restated Financial Data Schedule for the year ended February 1, 1997, submitted to the Securities and Exchange Commission in electronic format.

         27.5 Restated Financial Data Schedule for the quarter ended May 3, 1997, submitted to the Securities and Exchange Commission in electronic format.

         27.6 Amended and Restated Financial Data Schedule for the twenty-six weeks ended August 2, 1997, submitted to the Securities and Exchange Commission in electronic format.

         27.7 Amended and Restated Financial Data Schedule for the thirty-nine weeks ended November 1, 1997, submitted to the Securities and Exchange Commission in electronic format.

         27.8 Financial Data Schedule for the year ended January 31, 1998, submitted to the Securities and Exchange Commission in electronic format.


----------

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

    (2) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 25, 1994.

    (3) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated February 21, 1995.

    (4) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 27, 1995.

    (5) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated May 23, 1997.

    (6) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated November 21, 1995.

    (7) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 30, 1997.

    (8) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated October 27, 1997.

    (9) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated November 30, 1997.

(b) REPORT ON FORM 8-K: Reports on Form 8-K filed during the fourth quarter of fiscal 1997:

                  (I) Current Report on Form 8-K dated October 27, 1997 and filed December 15, 1997 concerning an employment agreement between Talbots and Mark Shulman.

With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 5, 6, 7 and 8 of Part II and Item 14 of Part IV of this Annual Report, Talbots 1997 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 1, 1998

           THE TALBOTS, INC.
           (Registrant)


           By /s/ Edward Larsen
              ------------------------------------------
              Edward L. Larsen
              Senior Vice President, Finance, Chief
              Financial Officer and Treasurer (Principal
              Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 1, 1998:



/s/ Arnold B. Zetcher                                 /s/ Masaharu Isogai
----------------------------------                    -------------------------
Arnold B. Zetcher                                     Masaharu Isogai
President and Chief Executive                         Director
Officer and Director




                                                      /s/ Elizabeth T. Kennan
----------------------------------                    -------------------------
Takuya Okada                                          Elizabeth T. Kennan
Chairman of the Board of                              Director
Directors




----------------------------------                    -------------------------
Eiji Akiyama                                          Motoya Okada
Director                                              Director



/s/ Mark Shulman                                      /s/ Mark H. Willes
----------------------------------                    -------------------------
Mark Shulman                                          Mark H. Willes
Officer and Director                                  Director

                                  EXHIBIT INDEX

EXHIBIT

(3)      ARTICLES OF INCORPORATION AND BY-LAWS.

         3.1      Certificate of Incorporation, as amended, of Talbots.(1)

         3.2      By-laws of Talbots.(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES.

         4.1      Form of Common Stock Certificate of Talbots.(1)

(10)     MATERIAL CONTRACTS.

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

         10.25 Share Purchase Agreement dated as of February 21, 1995 between Talbots and JUSCO USA.(3)

         10.26 Second Extension of Share Repurchase Program, dated as of May 23, 1997, between Talbots and JUSCO USA.(5)

         10.27 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Dai-Ichi Kangyo Bank, Ltd. dated November 21, 1995.(6)

         10.28 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Norinchukin Bank dated November 21, 1995.)(6)

         10.29 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Sakura Bank, Ltd. dated November 21, 1995.(6)

         10.30 First Amendment to the Revolving Credit Agreement dated as of January 25, 1994 between Talbots and The Bank of Tokyo Trust Co. dated November 21, 1995.(6)

         10.31 Termination Agreement dated as of November 27, 1995 between Talbots and The Daiwa Bank, Ltd., New York Branch.(6)

         10.32 HongkongBank Letter of Credit Service Agreement, dated as of April 19, 1996 together with a Continuing Commercial Letter of Credit and Security Agreement dated May 15, 1996 and a Hexagon Customer Agreement, dated May 15, 1996, between Talbots and The Hongkong and Shanghai Banking Corporation Limited.(7)

         10.33 Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(7)

         10.34 Third Amendment to the Revolving Credit Agreement between Talbots and The Sakura Bank, Limited, New York Branch, dated as of January 28, 1998.(9)

         10.35 Revolving Credit Agreement between Talbots and The Dai-Ichi Kangyo Bank, Limited, dated as of April 14, 1998.(9)

         10.36 Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, dated as of April 17, 1998.(9)

         10.37 Fourth Amendment to the Revolving Credit Facility between Talbots and The Sakura Bank, Limited, New York Branch, dated as of April 17, 1998.(9)

         10.38 Third Amendment Agreement between Talbots and The Norinchukin Bank, New York Branch, dated as of April 17, 1998.(9)

         10.39 Third Amendment to the Revolving Credit Agreement between Talbots and The Dai-Ichi Kangyo Bank, Limited, dated as of April 17, 1998.(9)

         MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS.

         10.40 Contract between Masaharu Isogai and Talbots, dated as of November 18, 1993.(2)

         10.41    Talbots Phantom Stock Plan, effective as of January 29,
                  1989.(1)

         10.42 Amendment No. 1 to the Talbots Phantom Stock Plan, dated as of November 18, 1993.(2)

         10.43 The Talbots, Inc. Supplemental Retirement Plan, effective as of June 27, 1988.(1)

         10.44 The Talbots, Inc. Supplemental Savings Plan (amended and restated as of January 1, 1993).(1)

         10.45 The Talbots, Inc. Deferred Compensation Plan (amended and restated as of January 1, 1993).(1)

         10.46 The Talbots, Inc. Supplemental Benefits Trust Agreement, dated as of November 18, 1993, between Talbots and State Street Bank and Trust Company.(2)

         10.47    The Talbots, Inc. 1993 Executive Stock Based Incentive
                  Plan.(2)

         10.48 Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots(1) as amended by Amendment No. 1 dated May 11, 1994.(4)

         10.49 Amendment No. 1 to The Talbots, Inc. Supplemental Retirement Plan, dated as of November 18, 1993.(2)

         10.50 Amendment No. 1 to The Talbots, Inc. Supplemental Savings Plan, dated as of November 18, 1993.(2)

         10.51 Amendment No. 1 to The Talbots, Inc. Deferred Compensation Plan, dated as of November 18, 1993.(2)

         10.52 Employment Agreement, dated as of October 22, 1993, between Clark Hinkley and The Talbots, Inc.2 as amended by Amendment No. 1 dated May 11, 19944 and as supplemented by Agreement and Release dated as of November 30, 1997.(9)

         10.53 Change in Control Agreements, dated as of November 11, 1993, between Talbots and each of J. Bruce Ash, Edward Larsen, Michele Mandell, Richard T. O'Connell, Bruce Soderholm, Stuart Stolper, Paul Kastner, Sandy Katz and Lucy Main Tweet.(2)

         10.54 Change in Control Agreements, dated August 22, 1994, between Talbots and each of Judith O'Keefe and Bruce Prescott.(4)

         10.55 Employment Agreement, dated as of October 27, 1997, between the Company and Mark Shulman.(8)

(11)     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

         11.1 Incorporated by reference to footnote 11 "Reconciliation of Basic to Diluted Net Income Per Share" on page 31 of Talbots Annual Report to Shareholders for the fiscal year ended January 31, 1998.

(13)     ANNUAL REPORT TO SECURITY HOLDERS

         13.1 Excerpts from the 1997 Annual Report of Talbots incorporated by reference.

(21)     SUBSIDIARIES.

         21.1     List of subsidiaries of Talbots.(1)

(23)     CONSENTS OF EXPERTS AND COUNSEL.

         23.1     Independent Auditors' Consent of Deloitte & Touche LLP.

(27)     FINANCIAL DATA SCHEDULES.

         27.1 Amended and Restated Financial Data Schedule for the quarter ended May 4, 1996, submitted to the Securities and Exchange Commission in electronic format.

         27.2 Amended and Restated Financial Data Schedule for the twenty-six weeks ended August 3, 1996, submitted to the Securities and Exchange Commission in electronic format.

         27.3 Amended and Restated Financial Data Schedule for the thirty-nine weeks ended November 2, 1996, submitted to the Securities and Exchange Commission in electronic format.

         27.4 Amended and Restated Financial Data Schedule for the year ended February 1, 1997, submitted to the Securities and Exchange Commission in electronic format.

         27.5 Restated Financial Data Schedule for the quarter ended May 3, 1997, submitted to the Securities and Exchange Commission in electronic format.

         27.6 Amended and Restated Financial Data Schedule for the twenty-six weeks ended August 2, 1997, submitted to the Securities and Exchange Commission in electronic format.

         27.7 Amended and Restated Financial Data Schedule for the thirty-nine weeks ended November 1, 1997, submitted to the Securities and Exchange Commission in electronic format.

         27.8 Financial Data Schedule for the year ended January 31, 1998, submitted to the Securities and Exchange Commission in electronic format.

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

    (2) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 25, 1994.

    (3) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated February 21, 1995.

    (4) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 27, 1995.

    (5) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated May 23, 1997.

    (6) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated November 21, 1995.

    (7) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated April 30, 1997.

    (8) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated October 27, 1997.

    (9) Incorporated by reference to the exhibits filed with Talbots Current Report on Form 8-K dated November 30, 1997.

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of The Talbots, Inc.:

We have audited the consolidated financial statements of The Talbots, Inc. as of January 31, 1998 and February 1, 1997, and for each of the three years in the period ended January 31, 1998, and have issued our report thereon dated March 11, 1998; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Talbots, Inc., listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
March 11, 1998
Boston, Massachusetts

                                                                     SCHEDULE II


                      The Talbots, Inc. and Subsidiaries
                Valuation and Qualifying Accounts and Reserves
                      Three Years Ended January 31, 1998
                                (in thousands)


                                      COLUMN A       COLUMN B       COLUMN C       COLUMN D        COLUMN E

                                                               Additions
                                                       -------------------------
                                        Balance at     Charged to     Charged to
                                       Beginning of    Costs and         Other      Deductions   Balance at
Description                               Period        Expenses       Accounts        (A)     End of Period
------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1998

Allowance for doubtful accounts
(deducted from accounts
receivable)                                $1,200        3,254            --           3,054      $1,400

YEAR ENDED FEBRUARY 1, 1997

Allowance for doubtful accounts
(deducted from accounts
receivable)                                $1,135        1,798            --           1,733      $1,200

YEAR ENDED FEBRUARY 3, 1996

Allowance for doubtful accounts
(deducted from accounts
receivable)                                $1,050        1,651            --           1,566      $1,135




(A) Write-off of uncollectible accounts net of recoveries.