Form 10-Q
period 1998-05-02
TALBOTS INC
filed 1998-06-16
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM _______________________ TO _____________________


Commission file number:  1-12552



                                THE TALBOTS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                             41-1111318
-------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


175 Beal Street, Hingham, Massachusetts                           02043
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (781) 749-7600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [X]                           No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding as of
            Class                                              June 4, 1998

Common Stock, $0.01 par value                                   32,040,476

                               INDEX TO FORM 10-Q



                                                                           PAGE
PART I.  FINANCIAL INFORMATION

    Item 1: Financial Statements
               Condensed Consolidated Statements of Earnings
                   for the Thirteen Weeks Ended May 2, 1998
                   and May 3, 1997........................................    3
               Condensed Consolidated Balance Sheets as of
                   May 2, 1998, January 31, 1998 and May 3, 1997..........    4
               Condensed Consolidated Statements of Cash Flows
                   for the Thirteen Weeks Ended May 2, 1998
                   and May 3, 1997........................................    5
               Notes to Condensed Consolidated Financial
                   Statements.............................................  6-8

    Item 2: Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................... 9-12

PART II. OTHER INFORMATION

    Item 6: Exhibits and Reports on Form 8-K..............................   13

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      THE TALBOTS, INC. AND SUBSIDIARIES
      --------------------------------------------------------------------------

      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
      FOR THE THIRTEEN WEEKS ENDED MAY 2, 1998 AND MAY 3, 1997
      (Amounts in thousands except per share data)
      --------------------------------------------------------------------------

                                                               THIRTEEN WEEKS ENDED
                                                             ------------------------
                                                               MAY 2,         MAY 3,
                                                               1998           1997
                                                             --------        --------

NET SALES                                                    $271,475        $240,742


COSTS AND EXPENSES
         Cost of sales, buying and occupancy                  163,286         144,164
         Selling, general and administrative                   82,101          68,567
                                                             --------        --------

OPERATING INCOME                                               26,088          28,011

INTEREST EXPENSE - net                                          2,452           1,201
                                                             --------        --------

INCOME BEFORE TAXES                                            23,636          26,810

INCOME TAXES                                                    9,100          10,322
                                                             --------        --------

NET INCOME                                                   $ 14,536        $ 16,488
                                                             ========        ========


NET INCOME PER SHARE - BASIC                                 $   0.45        $   0.50
                                                             ========        ========

NET INCOME PER SHARE - ASSUMING DILUTION                     $   0.45        $   0.50
                                                             ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
         COMMON STOCK OUTSTANDING - BASIC                      32,014          32,902
                                                             ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
         COMMON STOCK OUTSTANDING - ASSUMING DILUTION          32,014          33,009
                                                             ========        ========


CASH DIVIDENDS PER SHARE                                     $   0.11        $   0.09
                                                             ========        ========







See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MAY 2, 1998, JANUARY 31, 1998 AND MAY 3, 1997
(Dollar amounts in thousands)
--------------------------------------------------------------------------------


                                                                  MAY 2,       JANUARY 31,      MAY 3,
                                                                   1998           1998           1997
                                                                 --------       --------       --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $ 22,591       $ 10,680       $ 10,720
  Customer accounts receivable - net                               95,463         97,092         92,943
  Merchandise inventories                                         189,187        195,078        184,230
  Deferred catalog costs                                            6,193         11,860          7,328
  Due from affiliates                                              11,670          8,568          4,954
  Deferred income taxes                                             8,776          6,862          3,444
  Prepaid and other current assets                                 21,845         30,262         24,781
                                                                 --------       --------       --------
          TOTAL CURRENT ASSETS                                    355,725        360,402        328,400


PROPERTY AND EQUIPMENT - NET                                      179,732        182,610        171,856

GOODWILL - NET                                                     40,553         40,888         41,896

INTANGIBLES -  NET                                                    442            589          1,489

TRADEMARKS - NET                                                   84,825         85,421         87,209

DEFERRED INCOME TAXES                                               3,308          6,523          8,426
                                                                 --------       --------       --------

TOTAL ASSETS                                                     $664,585       $676,433       $639,276
                                                                 ========       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks                                         $ 40,000       $100,000       $ 49,000
  Accounts payable                                                 36,210         58,010         34,308
  Accrued liabilities                                              58,662         57,291         44,696
  Income taxes payable                                              6,221             --          7,939
                                                                 --------       --------       --------
           TOTAL CURRENT LIABILITIES                              141,093        215,301        135,943

LONG-TERM DEBT                                                    100,000         50,000         50,000

DEFERRED RENT UNDER LEASE COMMITMENTS                              15,240         14,666         13,538

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 40,000,000 authorized;
     35,190,979 shares, 34,955,179 shares and 34,929,592
     shares issued, respectively, and 32,039,978 shares,
     31,805,415 shares and 32,726,605 shares
     outstanding, respectively                                        352            350            349
  Additional paid-in capital                                      290,932        287,407        286,910
  Retained earnings                                               210,694        199,657        220,959
  Cumulative foreign currency translation adjustment               (1,547)        (1,998)        (1,309)
  Restricted stock awards                                          (3,758)          (529)        (1,005)
  Treasury stock, at cost; 3,151,001 shares, 3,149,764
     shares and 2,202,987 shares, respectively                    (88,421)       (88,421)       (66,109)
                                                                 --------       --------       --------
           TOTAL STOCKHOLDERS' EQUITY                             408,252        396,466        439,795
                                                                 --------       --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $664,585       $676,433       $639,276
                                                                 ========       ========       ========




See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 2, 1998 AND MAY 3, 1997
(In thousands)

--------------------------------------------------------------------------------

                                                                  THIRTEEN WEEKS ENDED
                                                                ------------------------
                                                                 MAY 2,           MAY 3,
                                                                  1998             1997
                                                                --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $ 14,536         $ 16,488
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                               10,260            9,087
      Deferred rent                                                  572              581
      Amortization of restricted stock awards                        344              159
      Loss on disposal of property and equipment                     263              106
      Deferred income taxes                                        1,301           (1,197)
      Changes in current assets and liabilities:
         Customer accounts receivable                              1,643            4,316
         Merchandise inventories                                   5,989          (23,086)
         Deferred catalog costs                                    5,667            2,238
         Due from affiliates                                      (3,102)              24
         Prepaid and other current assets                          8,744           (1,666)
         Accounts payable                                        (21,812)         (20,341)
         Accrued liabilities                                       1,331           (3,984)
         Income taxes payable                                      6,221            7,939
                                                                --------         --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          31,957           (9,336)
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                               (6,565)          (9,146)
Proceeds from disposal of property and equipment                       1               --
                                                                --------         --------
     NET CASH USED IN INVESTING ACTIVITIES                        (6,564)          (9,146)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

(Payments) borrowings under notes payable to banks               (60,000)          25,000
Borrowings of long-term debt                                      50,000               --
Proceeds from options exercised                                       --               30
Proceeds from issuance of restricted stock                             2               --
Cash dividend                                                     (3,499)          (2,962)
Purchase of treasury stock                                            --           (5,230)
                                                                --------         --------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (13,497)          16,838
                                                                --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               15               16


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              11,911           (1,628)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    10,680           12,348
                                                                --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 22,591         $ 10,720
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

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



1.       OPINION OF MANAGEMENT

                  With respect to the unaudited condensed consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the "Company") that all adjustments, which consist only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

                  The January 31, 1998 condensed consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet accounts.


2.       NEW ACCOUNTING PRONOUNCEMENTS

                  For the fiscal period ended January 31, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 is intended to simplify the standards for computing earnings per share and makes the United States standards for computing earnings per share more comparable to international standards. SFAS No. 128 requires the presentation of "basic" earnings per share (which excludes dilution) and "diluted" earnings per share. SFAS No. 128 was applied retroactively and had no material impact on the Company's net income per share calculations.

                  In February 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which became effective for the Company during the quarter. The Company's comprehensive income for the periods ended May 2, 1998 and May 3, 1997 are $14,987 and $16,333, respectively, which include the impact of the cumulative foreign currency translation adjustment.

                  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the period ending January 30, 1999. The impact of SFAS No. 131 on the Company has not yet been determined.

                  In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company for the period ending January 30, 1999. The impact of SOP 98-1 on the Company has not yet been determined.

                  In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of StartUp Activities," which is effective for the Company for the period ending January 30, 1999. The impact of SOP 98-5 on the Company has not yet been determined.


3.       SEASONAL VARIATIONS IN BUSINESS

                  Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.


4.       FEDERAL AND STATE INCOME TAXES

                  The Company has provided for income taxes based on the estimated annual effective rate method.


5.       REVOLVING CREDIT AGREEMENTS

                  In April 1998, the Company obtained additional long-term financing to increase from $50 million to $100 million its revolving credit agreements.

6.       RECONCILIATION OF BASIC TO DILUTED NET INCOME PER SHARE


                                      For the 13 Weeks                            For the 13 Weeks
                                     Ended May 2, 1998                           Ended May 3, 1997
                          ----------------------------------------    --------------------------------------
                             Income         Shares       Per-Share       Income        Shares      Per-Share
                          (Numerator)    (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                          -----------    -------------  ----------    -----------   -------------   --------

BASIC NET INCOME PER
SHARE:
Income available to
common stockholders         $14,536         32,014         $0.45       $16,488         32,902         $0.50
                                                           =====                                      =====

EFFECT OF DILUTIVE
SECURITIES
Dilutive stock options           --             --            --            --            107            --
                            -------         ------         -----       -------         ------         -----
DILUTED NET INCOME
PER SHARE:
Income available to
common stockholders
plus assumed
conversions                 $14,536         32,014         $0.45       $16,488         33,009         $0.50
                            =======         ======         =====       =======         ======         =====



7.       SUBSEQUENT EVENT

                  On May 21, 1998, at its 1998 Annual Shareholders Meeting, the Company's shareholders approved an amendment to the 1993 Executive Stock Based Incentive Plan to increase the number of authorized shares from 2,650,000 to 5,960,000.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's condensed consolidated statements of earnings for the fiscal periods shown below:


                                                        Thirteen Weeks Ended
                                                     ------------------------
                                                        May 2,        May 3,
                                                         1998          1997
                                                     (unaudited)   (unaudited)
                                                     ------------------------

Net sales                                               100.0%        100.0%
Cost of sales, buying and occupancy expenses             60.1%         59.9%
Selling, general and administrative expenses             30.2%         28.5%
Operating income                                          9.6%         11.6%
Interest expense, net                                     0.9%          0.5%
Income before income taxes                                8.7%         11.1%
Income taxes                                              3.4%          4.3%
Net income                                                5.4%          6.8%



THE THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 3, 1997 (FIRST QUARTER)

         Net sales in the first quarter of 1998 increased by $30.8 million to $271.5 million, or 12.8% over the first quarter of 1997. Operating income was $26.1 million in the first quarter of 1998 compared to $28.0 million in the first quarter of 1997, a decrease of 6.8%.

         Retail store sales in the first quarter of 1998 increased by $26.6 million to $225.8 million, or 13.4%, over the first quarter of 1997. The percentage of the Company's net sales derived from its retail stores increased to 83.2% in the first quarter of 1998 from 82.8% in the first quarter of 1997. The increase in retail store sales as a percentage of the Company's total net sales was due to faster growth in retail store sales than catalog sales. The increase in retail store sales was attributable to the 13 new stores opened in the first quarter of 1998, the 45 non-comparable stores that opened in the last three quarters of 1997 and an increase of $12.7 million in comparable stores sales, or 7.7%, from the same period for the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store or a new Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

         Catalog sales in the first quarter of 1998 increased by $4.2 million, to $45.7 million, an increase of 10.1% from the first quarter of 1997. The percentage of the Company's net sales derived from its catalogs decreased to 16.8% in the first quarter of 1998 from 17.2% in the first quarter of 1997. The increase in catalog sales in total dollars was mainly attributable to stronger demand for its spring assortment, which the Company believes more fully incorporates merchandise with classic styling, fit and colors.

         Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

         Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 60.1% in the first quarter of 1998 from 59.9% in the first quarter of 1997 mainly due to buying and occupancy costs rising at a greater rate than sales.

         Selling, general and administrative expenses as a percentage of net sales increased in the first quarter of 1998 to 30.2% compared to 28.5% in the first quarter of 1997, mainly due to incremental store payroll and operating expenses incurred to increase customer service, and higher marketing expenses related to the Company's "Brand Essence" advertising campaign and direct marketing efforts aimed at stimulating core customer demand.

         Interest expense, net, increased by $1.3 million, to $2.5 million in the first quarter of 1998 over the first quarter of 1997 due to higher average debt levels and higher average interest rates. The average total debt level, including short-term and long-term bank borrowings, was $162.9 million in the first quarter of 1998 compared to $100.6 million in the first quarter of 1997. This increase was largely caused by lower than anticipated cash flows from operating activities; principally the result of lower than expected sales and working capital in fiscal 1997 and the early weeks of the first quarter of 1998. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.5% in the first quarter of 1998 compared to 6.1% in the first quarter of 1997.

         The effective tax rate for the Company remained 38.5% in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At May 2, 1998 and May 3, 1997, the Company had $40.0 and $49.0 million of outstanding borrowings under this line-of-credit facility, respectively. Additionally, in April 1998, the Company obtained an increase in its long-term revolving credit facility from $50.0 million to $100.0 million. At May 2, 1998 and May 3, 1997, the Company's borrowings under the revolving credit facility were $100.0 and $50.0 million, respectively. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

         In the first quarter of 1998, cash flow from operations increased $32.0 million compared to a decrease of $9.3 million in the first quarter of 1997. Main contributors to the increase in cash flow from operations were a decrease in merchandise inventories, which resulted from more rigorous management of inventory levels and better than anticipated sales, a decrease in prepaid and other current assets, which resulted mainly from lower prepaid income taxes, and an increase in accrued liabilities, partially offset by higher amounts due from affiliates, a smaller decrease in accounts receivable and lower net income than in the prior year. During the quarter, the Company did not repurchase any shares of its common stock under its stock repurchase program.

         Capital expenditures for the first quarter of fiscal 1998 were $6.6 million compared to $9.1 million in the first quarter of fiscal 1997. The Company used approximately $5.2 million and $8.1 million in the first quarter of fiscal 1998 and 1997, respectively, for opening new stores and expanding and renovating existing stores. This change in capital expenditures was largely caused by fewer stores being opened in 1998 than 1997. For the remainder of the fiscal year, the Company currently anticipates an additional approximately $33.4 million of capital expenditures primarily for the opening of new stores and expanding and renovating existing stores, to enhance the Company's computer information systems and to initiate expansions of the Company's Hingham and Lakeville facilities.* The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of such activity during the remainder of fiscal 1998.

         The Company's primary ongoing cash requirements through the end of fiscal 1999 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores, for the execution of the Company's Year 2000 plan, for the funding of the third stock repurchase plan and for the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

         The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On May 21, 1998, the Company announced that the Board of Directors approved a quarterly dividend of $0.11 per share payable on June 15, 1998 to shareholders of record as of June 1, 1998.

YEAR 2000

         Most computer programs have historically been written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations and financial condition in the future.*

         The Company has completed an assessment of the impact of the Year 2000 issue on its computer hardware and software systems and has developed a plan to timely address the Year 2000 issue. The Company is executing that plan and currently believes that it will complete all phases of the plan without any material adverse consequences to its business, operations, or financial condition.* The Company will utilize both internal and external resources to execute its Year 2000 plan. Based on current information, the Company estimates that expenditures related to the execution of its Year 2000 plan will range from approximately $11.0 million to $12.0 million.* Of this, approximately $3.0 million will be charged to expense when incurred; the remainder will be capitalized in accordance with normal policy.* Of the total expected costs related to the Year 2000 plan, certain costs for hardware and software were budgeted to be incurred regardless of the Year 2000 issue.*

         The Company has communicated with its significant suppliers and other vendors to determine the extent to which the Company is vulnerable to the failure of those third parties to remedy their own Year 2000 issues. The Company can give no assurance that failure to address the Year 2000 issue by a third party on whom the Company's systems rely would not have a material adverse effect on the Company.*

--------------------------------------------------------------------------------
* The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "look", "believe", "anticipate", "plan","may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, store traffic, acceptance of Talbots fashion and expansion plans, appropriate balance of merchandise offerings and responsiveness of the Company's core customers, and timing and levels of markdowns, and, in each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

PART II - OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  11.1 The computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share is incorporated by reference to footnote 6 "Reconciliation of Basic to Diluted Net Income Per Share" on page 8 of this Form 10-Q.

                  27       Financial Data Schedule (for electronic filing only)

         (b)      REPORTS ON FORM 8-K

                           The Company filed a Current Report on Form 8-K on May 1, 1998 pursuant to which various agreements and documents were filed by the Company, as identified therein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE TALBOTS, INC.




Dated: June 15, 1998                   By: /s/ Edward L. Larsen
                                           ------------------------------------
                                           Edward L. Larsen
                                           Duly authorized officer and Senior
                                           Vice President of Finance, Chief
                                           Financial Officer, and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)