Form 10-Q
period 1998-08-01
TALBOTS INC
filed 1998-09-15
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM _______________________ TO _____________________


Commission file number:  1-12552


                                THE TALBOTS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                       41-1111318
    -------------------------------                        -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)


  175 Beal Street, Hingham, Massachusetts                         02043
 ----------------------------------------                  -------------------
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

                              Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding as of
                 Class                                      September 7, 1998
                 -----                                      -----------------

     Common Stock, $0.01 par value                             32,012,680

                               INDEX TO FORM 10-Q



                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION

    Item 1: Financial Statements

               Condensed Consolidated Statements of Operations
                   for the Thirteen and Twenty-Six Weeks Ended
                   August 1, 1998 and August 2, 1997......................    3

               Condensed Consolidated Balance Sheets as of
                   August 1, 1998, January 31, 1998 and
                   August 2, 1997.........................................    4

               Condensed Consolidated Statements of Cash Flows
                   for the Twenty-Six Weeks Ended August 1, 1998
                   and August 2, 1997.....................................    5

               Notes to Condensed Consolidated Financial Statements.......  6-8

    Item 2: Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................... 9-13

PART II.    OTHER INFORMATION

    Item 4: Submission of Matters to a Vote of Security Holders...........   14

    Item 6: Exhibits and Reports on Form 8-K..............................   14

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS


   THE TALBOTS, INC. AND SUBSIDIARIES
   -----------------------------------------------------------------------------

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
   FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997 (Amounts in thousands except per share data)
   -----------------------------------------------------------------------------




                                               THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                              ------------------------         ------------------------
                                              AUGUST 1,       AUGUST 2,        AUGUST 1,       AUGUST 2,
                                                1998            1997             1998            1997
                                              --------        --------         --------        --------

NET SALES                                     $267,687        $244,852         $539,162        $485,594

COSTS AND EXPENSES
   Cost of sales, buying and occupancy         192,392         196,296          355,678         340,460
   Selling, general and administrative          71,632          65,552          153,733         134,119
                                              --------        --------         --------        --------

OPERATING INCOME (LOSS)                          3,663         (16,996)          29,751          11,015

INTEREST EXPENSE - net                           1,574           1,639            4,026           2,840
                                              --------        --------         --------        --------

INCOME (LOSS) BEFORE TAXES                       2,089         (18,635)          25,725           8,175

INCOME TAX EXPENSE (BENEFIT)                       804          (7,174)           9,904           3,148
                                              --------        --------         --------        --------

NET INCOME (LOSS)                             $  1,285        $(11,461)        $ 15,821        $  5,027
                                              ========        ========         ========        ========


NET INCOME (LOSS) PER SHARE - BASIC           $   0.04        $  (0.35)        $   0.49        $   0.15
                                              ========        ========         ========        ========

NET INCOME (LOSS) PER SHARE - ASSUMING
   DILUTION                                   $   0.04        $  (0.35)        $   0.49        $   0.15
                                              ========        ========         ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING - BASIC             32,062          32,407           32,038          32,654
                                              ========        ========         ========        ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OF COMMON STOCK
   OUTSTANDING - ASSUMING DILUTION              32,120          32,407           32,038          32,723
                                              ========        ========         ========        ========

CASH DIVIDENDS PER SHARE                      $   0.11        $   0.11         $   0.22        $   0.20
                                              ========        ========         ========        ========






See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
AUGUST 1, 1998, JANUARY 31, 1998 AND AUGUST 2, 1997
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                     AUGUST 1,       JANUARY 31,       AUGUST 2,
                                                                       1998             1998             1997
                                                                     --------        ----------        --------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $ 26,562         $ 10,680         $  2,230
  Customer accounts receivable - net                                   90,346           97,092           91,235
  Merchandise inventories                                             145,141          195,078          193,348
  Deferred catalog costs                                                8,428           11,860            7,739
  Due from affiliates                                                  10,681            8,568            2,927
  Deferred income taxes                                                 8,579            6,862            3,534
  Prepaid and other current assets                                     23,899           30,262           40,702
                                                                     --------         --------         --------
       TOTAL CURRENT ASSETS                                           313,636          360,402          341,715


PROPERTY AND EQUIPMENT - NET                                          178,275          182,610          170,480

GOODWILL - NET                                                         40,217           40,888           41,560

INTANGIBLES -  NET                                                        294              589            1,189

TRADEMARKS - NET                                                       84,229           85,421           86,613

DEFERRED INCOME TAXES                                                   5,640            6,523            8,107
                                                                     --------         --------         --------

TOTAL ASSETS                                                         $622,291         $676,433         $649,664
                                                                     ========         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks                                             $     --         $100,000         $ 74,000
  Accounts payable                                                     39,526           58,010           51,817
  Accrued liabilities                                                  57,888           57,291           47,935
  Income taxes payable                                                    849               --               --
                                                                     --------         --------         --------
       TOTAL CURRENT LIABILITIES                                       98,263          215,301          173,752

LONG-TERM DEBT                                                        100,000           50,000           50,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                  15,812           14,666           14,120

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 40,000,000 authorized;
     35,252,098 shares, 34,955,179 shares and
     34,930,925 shares issued, respectively, and
     32,086,680 shares, 31,805,415 shares and 32,218,108
     shares outstanding, respectively                                     353              350              349
  Additional paid-in capital                                          291,983          287,407          286,944
  Retained earnings                                                   208,453          199,657          205,929
  Cumulative foreign currency translation adjustment                   (1,001)          (1,998)            (522)
  Restricted stock award                                               (3,151)            (529)            (845)
  Treasury stock, at cost; 3,165,418 shares, 3,149,764 shares
     and 2,712,817 shares, respectively                               (88,421)         (88,421)         (80,063)
                                                                     --------         --------         --------
       TOTAL STOCKHOLDERS' EQUITY                                     408,216          396,466          411,792
                                                                     --------         --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $622,291         $676,433         $649,664
                                                                     ========         ========         ========





See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
(In thousands)
--------------------------------------------------------------------------------


                                                                 TWENTY-SIX WEEKS ENDED
                                                                --------------------------
                                                                AUGUST 1,         AUGUST 2,
                                                                  1998              1997
                                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $  15,821         $  5,027
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                19,962           21,274
      Deferred rent                                                 1,168            1,163
      Amortization of restricted stock awards                         641              319
      Loss on disposal of property and equipment                      797              495
      Deferred income taxes                                          (833)            (967)
      Changes in current assets and liabilities:
         Customer accounts receivable                               6,723            6,026
         Merchandise inventories                                   49,799          (32,194)
         Deferred catalog costs                                     3,432            1,827
         Due from affiliates                                       (2,113)           2,051
         Prepaid and other current assets                           8,001          (16,881)
         Accounts payable                                         (18,475)          (2,834)
         Accrued liabilities                                          646             (752)
         Income taxes payable                                         849               --
                                                                ---------         --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           86,418          (15,446)
                                                                ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                               (14,526)         (19,024)
Proceeds from disposal of property and equipment                       97                1
                                                                ---------         --------
     NET CASH USED IN INVESTING ACTIVITIES                        (14,429)         (19,023)
                                                                ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

(Payments) borrowings under notes payable to banks               (100,000)          50,000
Borrowings of long-term debt                                       50,000               --
Proceeds from options exercised                                     1,192               59
Proceeds from issuance of restricted stock                              3               --
Cash dividends                                                     (7,023)          (6,531)
Purchase of treasury stock                                             --          (19,184)
                                                                ---------         --------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (55,828)          24,344
                                                                ---------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (279)               7
                                                                ---------         --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               15,882          (10,118)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     10,680           12,348
                                                                ---------         --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  26,562         $  2,230
                                                                =========         ========





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

                  In February 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which became effective for the Company during the quarter ended May 2, 1998. The Company's comprehensive income
         (loss) for the thirteen and twenty-six weeks ended August 1, 1998 are $1,831 and $16,818, respectively and ($10,674) and $5,659, respectively for the thirteen and twenty-six weeks ended August 2, 1997, which is comprised of the impact of the cumulative foreign currency translation adjustment.

                  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the period ending January 30, 1999. The impact of SFAS No. 131 on the Company has not yet been determined.

                  In March 1998, the American Institute of Certified Public Accountants (the"AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company for the period ending January 30, 1999. The impact of SOP 98-1 on the Company has not yet been determined.

                  In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company for the period ending January 30, 1999. The application of SOP 98-5 had no material impact on the Company's consolidated financial statements.

3.       SEASONAL VARIATIONS IN BUSINESS

                  Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

4.       FEDERAL AND STATE INCOME TAXES

                  The Company has provided for income taxes based on the estimated annual effective rate method.

5.       RECONCILIATION OF BASIC TO DILUTED NET INCOME (LOSS) PER SHARE


                                               For the 13 Weeks                            For the 13 Weeks
                                             Ended August 1, 1998                         Ended August 2, 1997
                                   ----------------------------------------     ----------------------------------------
                                     Income         Shares        Per-Share        Loss          Shares        Per-Share
                                   (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                                   -----------   -------------    ---------     -----------  -------------     ---------

BASIC NET INCOME (LOSS)
PER SHARE:

Income (loss) available
to common stockholders               $1,285          32,062         $0.04         $(11,461)      32,407          $(0.35)
                                                                    =====                                        ======
EFFECT OF DILUTIVE SECURITIES
Dilutive stock options                   --              58            --               --           --              --
                                     ------          ------         -----         --------       ------          ------
DILUTED NET INCOME (LOSS)
PER SHARE:
Income (loss) available to
common stockholders plus
assumed conversions                  $1,285          32,120         $0.04         $(11,461)      32,407          $(0.35)
                                     ======          ======         =====         ========       ======          ======




5.       RECONCILIATION OF BASIC TO DILUTED NET INCOME (LOSS) PER SHARE
         (continued)




                                               For the 26 Weeks                            For the 26 Weeks
                                             Ended August 1, 1998                         Ended August 2, 1997
                                   ----------------------------------------     ----------------------------------------
                                     Income         Shares        Per-Share       Income         Shares        Per-Share
                                   (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                                   -----------   -------------    ---------     -----------  -------------     ---------

BASIC NET INCOME PER SHARE:

Income available to common
stockholders                        $15,821          32,038         $0.49          $5,027        32,654          $0.15
                                                                    =====                                        =====
EFFECT OF DILUTIVE SECURITIES
Dilutive stock options                   --              --            --              --            69             --
                                    -------          ------         -----          ------        ------          -----

DILUTED NET INCOME PER
SHARE:
Income available to common
stockholders plus assumed
conversions                         $15,821          32,038         $0.49          $5,027        32,723          $0.15
                                    =======          ======         =====          ======        ======          =====


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's condensed consolidated statements of operations for the fiscal periods shown below:


                                                       Thirteen                           Twenty-Six
                                                      Weeks Ended                         Weeks Ended
                                            ------------------------------       -----------------------------
                                             August 1,          August 2,         August 1,         August 2,
                                               1998               1997              1998              1997
                                            (unaudited)        (unaudited)       (unaudited)       (unaudited)
                                            -----------        -----------       -----------       -----------

Net sales                                     100.0%             100.0 %           100.0%            100.0%
Cost of sales, buying and
  occupancy expenses                           71.9%              80.2 %            66.0%             70.1%
Selling, general and
  administrative expenses                      26.8%              26.8 %            28.5%             27.6%
Operating income (loss)                         1.4%              (6.9)%             5.5%              2.3%
Interest expense, net                           0.6%               0.7 %             0.7%              0.6%
Income (loss) before income taxes               0.8%              (7.6)%             4.8%              1.7%
Income tax expense (benefit)                    0.3%              (2.9)%             1.8%              0.6%
Net income (loss)                               0.5%              (4.7)%             2.9%              1.0%



THE THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 2, 1997 (SECOND QUARTER)

         Net sales in the second quarter of 1998 increased by $22.8 million to $267.7 million, or 9.3% over the second quarter of 1997. Operating income was $3.7 million in the second quarter of 1998 compared to an operating loss of $17.0 million in the second quarter of 1997.

         Retail store sales in the second quarter of 1998 increased by $19.8 million to $235.4 million, or 9.2%, over the second quarter of 1997. The percentage of the Company's net sales derived from its retail stores was 87.9% in the second quarter of 1998 versus 88.0% in the second quarter of 1997. The increase in retail store sales was attributable to the two net new stores opened in the second quarter of 1998, the 13 new stores opened in the first quarter of 1998 and the 36 non-comparable stores that opened in the last 26 weeks of 1997. Also contributing to the increase in retail store sales was a comparable store sales increase of 3.8% over 1997. The increase in comparable store sales was mainly due to continued customer acceptance of its spring assortment, which it believes more fully incorporates merchandise with classic styling, fit and colors. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store or a new Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

         Catalog sales in the second quarter of 1998 increased by $3.0 million, to $32.3 million, an increase of 10.2% from the second quarter of 1997. The percentage of the Company's net sales derived from its catalogs increased to 12.1% in the second quarter of 1998 from 12.0% in the second quarter of 1997.

         Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

         Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 71.9% in the second quarter of 1998 from 80.2% in the second quarter of 1997 mainly due to higher merchandise gross margin. The higher merchandise gross margin is the result of fewer markdowns, due to stronger full-price selling and a planned reduction in inventory levels for the 1998 period compared to 1997.

         Selling, general and administrative expenses as a percentage of net sales was unchanged in the second quarter of 1998 at 26.8%, compared to the second quarter of 1997 due to tight control over these expenses.

         Interest expense, net, was $1.6 million in the second quarter of 1998 and 1997. Higher average interest rates were offset by lower average total debt levels during the quarter. The average total debt level, including short-term and long-term bank borrowings, was $117.0 million in the second quarter of 1998 compared to $119.2 million in the second quarter of 1997. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.6% in the second quarter of 1998 compared to 6.2% in the second quarter of 1997.

         The effective tax rate for the Company was 38.5% in both the second quarter of 1998 and 1997.

THE 26 WEEKS ENDED AUGUST 1, 1998 COMPARED TO THE 26 WEEKS ENDED AUGUST 2, 1997

         Net sales in the first 26 weeks of 1998 increased by $53.6 million to $539.2 million, or 11.0%, over the first 26 weeks of 1997. Operating income was $29.8 million in the first 26 weeks of 1998 compared to $11.0 million in the first 26 weeks of 1997, an increase of 170.9%.

         Retail store sales in the first 26 weeks of 1998 increased by $46.4 million, to $461.2 million, or 11.2%, over the first 26 weeks of 1997. The percentage of the Company's net sales derived from its retail stores was 85.5% in the first 26 weeks of 1998 versus 85.4% in the first 26 weeks of 1997. The increase in retail store sales was attributable to the 15 net new stores opened in the first 26 weeks of 1998 and the 36 non-comparable stores that opened in the last 26 weeks of 1997, and an increase of $19.5 million in comparable store sales, or 5.7%, over the comparable 26 week period in the previous year. The increase in comparable store sales was mainly due to continued customer acceptance of its spring assortment, which the Company believes more fully incorporates merchandise with classic styling, fit and colors.

         Catalog sales in the first 26 weeks of 1998 increased by $7.2 million, to $78.0 million, or 10.2% compared to the first 26 weeks of 1997. The increase in catalog sales was mainly attributable to stronger demand for its spring assortment, which the Company believes more fully incorporates merchandise with classic styling, fit and colors.

         Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 66.0% in the first 26 weeks of 1998 from 70.1% in the first 26 weeks of 1997. The decrease in cost of sales, buying and occupancy as a percentage of sales is due primarily to higher merchandise gross margin. The higher merchandise gross margin was the result of fewer markdowns, which resulted from stronger full-price selling and a planned reduction in inventory levels for the 1998 period compared to 1997.

         Selling, general and administrative expenses increased as a percentage of net sales to 28.5% in the first 26 weeks of 1998 from 27.6% in the first 26 weeks of 1997 due to incremental store payroll and operating expenses incurred to increase customer service, and higher marketing expenses related to the Company's "Brand Essence" advertising campaign and direct marketing efforts aimed at stimulating core customer demand.

         Interest expense, net, increased by $1.2 million, to $4.0 million for the first 26 weeks of 1998 from the first 26 weeks of 1997 due to higher average debt levels and higher interest rates. The average total debt level, including short-term and long-term bank borrowings, was $140.0 million in the first 26 weeks of 1998 compared to $109.9 million in the first 26 weeks of 1997. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.5% in the first 26 weeks of 1998 compared to 6.2% in the first 26 weeks of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At August 2, 1997, the Company had $74.0 million of outstanding borrowings under this line-of-credit facility and at August 1, 1998 there were no outstanding borrowings under this facility. Additionally, the Company has a revolving credit facility with maximum available borrowings of $100.0 million. At August 1, 1998 and August 2, 1997, the Company's borrowings under the revolving credit facility were $100.0 million and $50.0 million, respectively. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

         In the first 26 weeks of 1998, cash flow generated from operations was $86.4 million compared to $15.4 million used during the first 26 weeks of 1997. Contributing to the increase in cash flow from operations were decreases in inventories, which resulted from more rigorous management of inventory levels and better than anticipated sales, a decrease in prepaid and other current assets, which resulted mainly from lower prepaid income taxes, and higher net income, partially offset by a decrease in accounts payable and higher amounts due from affiliates. During the quarter, the Company did not repurchase any shares of its common stock under its stock repurchase program.

         Capital expenditures for the first 26 weeks of 1998 were $14.5 million compared to $19.0 million in the first 26 weeks of 1997. The Company used approximately $10.2 million and $16.6 million in the first 26 weeks of 1998 and 1997, respectively, for opening new stores and expanding and renovating existing stores. This change in capital expenditures was largely caused by more stores being opened in 1997 than 1998. For the remainder of the fiscal year, the Company currently anticipates an additional approximately $30.5 million of capital expenditures primarily for the opening of new stores and expanding and renovating existing stores, for enhancing the Company's computer information systems and for initiating expansions of its Hingham and Lakeville facilities.* The actual amount of such capital expenditures will depend mainly on the number and type of stores being opened, expanded and renovated, and the schedule of such activity during the remainder of fiscal 1998.

         The Company's primary ongoing cash requirements through the end of fiscal 1999 are expected to be the financing of working capital buildups during peak selling seasons, the funding of new stores and the expansion and renovation of existing stores, the execution of the Company's Year 2000 plan, the funding of purchases under the third stock repurchase plan that was authorized by the Board of Directors in May 1997, and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

         The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On August 20, 1998, the Company announced that the Board of Directors approved a quarterly dividend of $0.11 per share payable on September 14, 1998 to shareholders of record as of August 31, 1998.

YEAR 2000

         Most computer programs have historically been written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 ("Y2K") issue could have a material adverse impact on the Company's business, operations and financial condition in the future.*

         The Company has been assessing the Y2K issue as it impacts its internal IT systems (computer hardware and software systems) and its non-IT systems (equipment and micro controllers) and has been developing its plan to timely address the Y2K issue. An initial phase of the plan has been internal software coding changes, with approximately 75 percent of such coding changes completed as of August 1, 1998. Other significant aspects of the Y2K plan include completing the assessment of all internal IT hardware and software systems and making any required changes in or replacement of such equipment or systems; completing the assessment of all major non-IT equipment and systems and addressing any required changes in or replacement of such equipment or systems; and performing and completing all testing, verification and user training. The Company currently believes that the assessment and implementation phases of its Y2K compliance plan with respect to its internal hardware and software systems will not have a material adverse effect on the Company's financial condition or results of operations.* However, no assurance can be given that the ultimate costs to address the Y2K issue or the impact of any failure to timely achieve substantial Y2K compliance will not have a material adverse effect on the Company's financial condition or results.*

         The Company will utilize both internal and external resources to execute its Y2K plan. Based on current information, the Company estimates that expenditures related to the execution of its Y2K plan will range from approximately $13.0 million to $14.0 million.* Of this, approximately $3.0 million will be charged to expense when incurred; the remainder will be capitalized in accordance with normal policy.* The Company's estimates of total assessment and remediation expenses and expenditures are based on its presently available information and may be updated as additional information becomes available.

         The Company has also communicated with its significant suppliers and vendors to determine the extent to which the Company is vulnerable to the failure of those third parties to remedy any Y2K issues. The Company can give no assurance that failure to address Y2K issues by such third parties on whom the Company's systems or business processes rely would not have a material adverse effect on the Company's operations or financial condition.*


--------------------------------------------------------------------------------
* The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "look", "believe", "anticipate", "plan", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, store traffic, acceptance of Talbots fashion, store expansion plans, appropriate balance of merchandise offerings and responsiveness of the Company's core customers, and timing and levels of markdowns, and, in each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

PART II - OTHER INFORMATION

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 21, 1998, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following persons were elected to serve as directors of the Company: Takuya Okada, Arnold B. Zetcher, Eiji Akiyama, Masaharu Isogai, Elizabeth T. Kennan, Motoya Okada, Mark Shulman and Mark H. Willes. There are no other directors of the Company.

          At the Annual Meeting, no fewer than 29,523,353 votes were cast in favor of, and no more than 83,235 were withheld with respect to, the proposal to elect the above-listed persons as directors of the Company. See Schedule of Votes attached hereto and made a part hereof for a separate tabulation with respect to each nominee for office.

          At the Annual Meeting, on a proposal to ratify the amendment to the 1993 Executive Stock Based Incentive Plan to increase the number of authorized shares, 24,380,909 votes were cast in favor of such proposal, 3,702,707 votes were cast against, 91,723 votes abstained and there were 1,431,249 "broker non-votes".

          At the Annual Meeting, on a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the 1998 fiscal year, 29,492,409 votes were cast in favor of such proposal, 29,325 votes were cast against and 84,854 votes abstained.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  11.1 The computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share is incorporated by reference to footnote 5 "Reconciliation of Basic to Diluted Net Income (Loss) Per Share" on pages 7 and 8 of this Form 10-Q.

                  27       Financial Data Schedule (for electronic filing only)


         (b)      REPORTS ON FORM 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         THE TALBOTS, INC.




Dated: September 14, 1998                By: /s/ Edward L. Larsen
                                             ----------------------------------
                                             Edward L. Larsen
                                             Duly authorized Officer and Senior
                                             Vice President of Finance, Chief
                                             Financial Officer, and Treasurer

                                               ATTACHMENT TO REPORT ON FORM 10-Q



                                SCHEDULE OF VOTES




                                      Total Vote For         Total Vote Withheld
                                      Each Director          From Each Director
                                      --------------         -------------------

Takuya Okada                            29,540,388                  66,200

Arnold B. Zetcher                       29,541,691                  64,897

Eiji Akiyama                            29,542,184                  64,405

Mark Shulman                            29,539,994                  66,594

Masaharu Isogai                         29,544,399                  62,189

Elizabeth T. Kennan                     29,523,353                  83,235

Motoya Okada                            29,523,539                  83,049

Mark H. Willes                          29,545,609                  60,979
