Form 10-Q
period 1998-10-31
TALBOTS INC
filed 1998-12-15
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q


(Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998


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


                                                      Outstanding as of
                    Class                              December 1, 1998
                    -----

        Common Stock, $0.01 par value                     31,391,921

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

PART I.      FINANCIAL INFORMATION

     Item 1: Financial Statements
                Condensed Consolidated Statements of Earnings
                   for the Thirteen and Thirty-Nine Weeks Ended
                   October 31, 1998 and November 1, 1997......................3
                Condensed Consolidated Balance Sheets as of
                   October 31, 1998, January 31, 1998 and
                   November 1, 1997...........................................4
                Condensed Consolidated Statements of Cash Flows
                   for the Thirty-Nine Weeks Ended October 31,
                   1998 and November 1, 1997..................................5
                Notes to Condensed Consolidated Financial
                   Statements...............................................6-8

     Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................9-14

PART II.     OTHER INFORMATION

     Item 6: Exhibits and Reports on Form 8-K................................15

PART I - FINANCIAL INFORMATION

        ITEM 1 - FINANCIAL STATEMENTS

           THE TALBOTS, INC. AND SUBSIDIARIES
           ---------------------------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
           FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997
           (Amounts in thousands except per share data)
           ---------------------------------------------------------------------



                                                                    THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                                ---------------------------        ---------------------------
                                                                OCTOBER 31,     NOVEMBER 1,        OCTOBER 31,     NOVEMBER 1,
                                                                    1998           1997               1998            1997
                                                                -----------     -----------        -----------    -----------

           NET SALES                                             $267,715        $255,968            $806,877       $741,562

           COSTS AND EXPENSES
                   Cost of sales, buying and occupancy            160,877         157,528             516,555        497,988
                   Selling, general and administrative             84,548          78,090             238,281        212,209
                                                                 --------        --------            --------       --------

           OPERATING INCOME                                        22,290          20,350              52,041         31,365

           INTEREST EXPENSE - net                                   1,591           2,209               5,617          5,049
                                                                 --------        --------            --------       --------

           INCOME BEFORE TAXES                                     20,699          18,141              46,424         26,316

           INCOME TAXES                                             7,969           6,984              17,873         10,132
                                                                 --------        --------            --------       --------

           NET INCOME                                            $ 12,730        $ 11,157            $ 28,551       $ 16,184
                                                                 ========        ========            ========       ========


           NET INCOME PER SHARE - BASIC                          $   0.40        $   0.35            $   0.89       $   0.50
                                                                 ========        ========            ========       ========

           NET INCOME PER SHARE - ASSUMING
                   DILUTION                                      $   0.40        $   0.35            $   0.89       $   0.50
                                                                 ========        ========            ========       ========

           WEIGHTED AVERAGE NUMBER OF SHARES OF
                   COMMON STOCK OUTSTANDING - BASIC                31,986          32,201              32,021         32,503
                                                                 ========        ========            ========       ========

           WEIGHTED AVERAGE NUMBER OF
                   SHARES OF COMMON STOCK
                   OUTSTANDING - ASSUMING DILUTION                 31,986          32,271              32,021         32,572
                                                                 ========        ========            ========       ========


           CASH DIVIDENDS PER SHARE                              $   0.11        $   0.11            $   0.33       $   0.31
                                                                 ========        ========            ========       ========


            See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 31, 1998, JANUARY 31, 1998 AND NOVEMBER 1, 1997
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                             OCTOBER 31,       JANUARY 31,         NOVEMBER 1,
                                                                                 1998              1998                1997
                                                                             -----------       -----------         -----------
ASSETS
------

CURRENT ASSETS:
---------------
  Cash and cash equivalents                                                   $  6,279           $ 10,680           $ 13,331
  Customer accounts receivable - net                                            97,727             97,092             93,587
  Merchandise inventories                                                      198,780            195,078            235,337
  Deferred catalog costs                                                         8,957             11,860             11,586
  Due from affiliates                                                           10,197              8,568              5,153
  Deferred income taxes                                                          6,457              6,862              3,867
  Prepaid and other current assets                                              23,554             30,262             31,552
                                                                              --------           --------           --------
               TOTAL CURRENT ASSETS                                            351,951            360,402            394,413


PROPERTY AND EQUIPMENT - NET                                                   183,071            182,610            176,063

GOODWILL - NET                                                                  39,881             40,888             41,225

INTANGIBLES - NET                                                                  147                589                889

TRADEMARKS - NET                                                                83,632             85,421             86,017

DEFERRED INCOME TAXES                                                            5,272              6,523              6,763
                                                                              --------           --------           --------

TOTAL ASSETS                                                                  $663,954           $676,433           $705,370
                                                                              ========           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
--------------------
  Notes payable to banks                                                      $ 15,000           $100,000           $120,000
  Accounts payable                                                              55,706             58,010             51,003
  Accrued liabilities                                                           67,874             57,291             51,582
  Income taxes payable                                                           1,511                  -                  -
                                                                              --------           --------           --------
           TOTAL CURRENT LIABILITIES                                           140,091            215,301            222,585


LONG-TERM DEBT                                                                 100,000             50,000             50,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                           16,306             14,666             14,362

STOCKHOLDERS' EQUITY:
---------------------
  Common stock, $0.01 par value; 40,000,000 authorized;
     35,258,798 shares, 34,955,179 shares and  34,938,425 shares issued, respectively, and 31,623,217 shares, 31,805,415
     shares and 32,189,590 shares outstanding, respectively                        353                350                349
  Additional paid-in capital                                                   292,120            287,407            287,156
  Retained earnings                                                            217,654            199,657            213,543
  Cumulative foreign currency translation adjustment                            (1,203)            (1,998)            (1,159)
  Restricted stock awards                                                       (2,976)              (529)              (586)
  Treasury stock, at cost; 3,635,581 shares, 3,149,764 shares
     and 2,748,835 shares, respectively                                        (98,391)           (88,421)           (80,880)
                                                                              --------           --------           --------
           TOTAL STOCKHOLDERS' EQUITY                                          407,557            396,466            418,423
                                                                              --------           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $663,954           $676,433           $705,370
                                                                              ========           ========           ========


See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997
(In thousands)
--------------------------------------------------------------------------------

                                                                           THIRTY-NINE WEEKS ENDED
                                                                       -------------------------------
                                                                       October 31,         November 1,
                                                                           1998               1997
                                                                       -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                                              $ 28,551            $ 16,184
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                       29,458              30,398
      Deferred rent                                                        1,668               1,415
      Amortization of restricted stock awards                                931                 578
      Loss on disposal of property and equipment                           1,051               1,159
      Deferred income taxes                                                1,656                  49
      Changes in current assets and liabilities:
         Customer accounts receivable                                       (666)              3,668
         Merchandise inventories                                          (3,970)            (74,237)
         Deferred catalog costs                                            2,903              (2,020)
         Due from affiliates                                              (1,629)               (175)
         Prepaid and other current assets                                  8,221              (8,271)
         Accounts payable                                                 (2,284)             (3,645)
         Accrued liabilities                                              10,638               2,899
         Income taxes payable                                              1,511                   -
                                                                        --------            --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  78,039             (31,998)
                                                                        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Additions to property and equipment                                      (28,018)            (33,225)
Proceeds from disposal of property and equipment                             106                   2
                                                                        --------            --------
     NET CASH USED IN INVESTING ACTIVITIES                               (27,912)            (33,223)
                                                                        --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

(Payments) borrowings under notes payable to banks                       (85,000)             96,000
Borrowings of long-term debt                                              50,000                   -
Proceeds from options exercised                                            1,211                 235
Proceeds from issuance of restricted stock                                     3                   -
Cash dividends                                                           (10,554)            (10,074)
Purchase of treasury stock                                                (9,970)            (20,001)
                                                                        --------            --------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (54,310)             66,160
                                                                        --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (218)                 44
                                                                        --------            --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (4,401)                983

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            10,680              12,348
                                                                        --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  6,279            $ 13,331
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

                  In February 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which became effective for the Company during the quarter ended May 2, 1998. The Company's comprehensive income for the thirteen and thirty-nine weeks ended October 31, 1998 were $12,528 and $29,346, respectively and $10,520 and $16,179, respectively for the thirteen and thirty-nine weeks ended November 1, 1997, which is comprised of the impact of the cumulative foreign currency translation adjustment.

                  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the period ending January 30, 1999. The impact of SFAS No. 131 on the Company has not yet been determined.

                  In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which is effective for the Company for the period ending January 30, 1999. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefit plans. The effect of this statement is limited to the form and content of disclosures and will not impact the Company's consolidated financial position, results of operations or cash flows.

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company for the quarter ended October 30, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives and for hedging activities. The impact of SFAS No. 133, if any, on the Company has not yet been determined.

                  In March 1998, the American Institute of Certified Public Accountants (the"AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company for the period ending May 1, 1999. The impact of SOP 98-1 on the Company has not yet been determined.

                  In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company for the period ending May 1, 1999. The application of SOP 98-5 is not anticipated to have a material impact on the Company's consolidated financial statements.

3.       SEASONAL VARIATIONS IN BUSINESS

                  Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

4.       FEDERAL AND STATE INCOME TAXES

                  The Company has provided for income taxes based on the estimated annual effective rate method.

5.       RECONCILIATION OF BASIC TO DILUTED NET INCOME PER SHARE


                                               For the 13 Weeks                               For the 13 Weeks
                                            Ended October 31, 1998                         Ended November 1, 1997
                                   -----------------------------------------     ------------------------------------------
                                        Income          Shares     Per-Share         Income            Shares     Per-Share
                                   (Numerator)   (Denominator)        Amount     (Numerator)    (Denominator)        Amount
                                   -----------    -----------      ---------     -----------    -------------     ---------

BASIC NET INCOME PER SHARE:

Income available to common
stockholders                          $12,730           31,986         $0.40         $11,157           32,201         $0.35
                                                                       =====                                          =====

EFFECT OF DILUTIVE SECURITIES

Dilutive stock options                      -                -             -               -               70             -
                                      -------           ------         -----         -------           ------         -----

DILUTED NET INCOME PER SHARE:

Income available to common
stockholders plus assumed
conversions                           $12,730           31,986         $0.40         $11,157           32,271         $0.35
                                      =======           ======         =====         =======           ======         =====



                                               For the 39 Weeks                               For the 39 Weeks
                                            Ended October 31, 1998                         Ended November 1, 1997
                                   -----------------------------------------     ------------------------------------------
                                        Income          Shares     Per-Share          Income           Shares     Per-Share
                                   (Numerator)   (Denominator)        Amount     (Numerator)    (Denominator)        Amount
                                   -----------    -----------      ---------     -----------    -------------     ---------

BASIC NET INCOME PER SHARE:

Income available to common
stockholders                          $28,551           32,021         $0.89         $16,184           32,503         $0.50
                                                                       =====                                          =====

EFFECT OF DILUTIVE SECURITIES

Dilutive stock options                      -                -             -               -               69             -
                                      -------           ------         -----         -------           ------         -----
DILUTED NET INCOME PER SHARE:

Income available to common
stockholders plus assumed
conversions                           $28,551           32,021         $0.89         $16,184           32,572         $0.50
                                      =======           ======         =====         =======           ======         =====

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's condensed consolidated statements of earnings for the fiscal periods shown below:

==============================================================================================
                                          Thirteen                       Thirty-Nine
                                         Weeks Ended                     Weeks Ended
----------------------------------------------------------------------------------------------
                                 October 31,     November 1,      October 31,      November 1,
                                    1998            1997             1998              1997
                                 (unaudited)     (unaudited)      (unaudited)      (unaudited)
----------------------------------------------------------------------------------------------
Net sales                          100.0%           100.0%           100.0%           100.0%
----------------------------------------------------------------------------------------------
Cost of sales, buying and
occupancy expenses                  60.1%            61.5%            64.0%            67.2%
----------------------------------------------------------------------------------------------
Selling, general and
administrative expenses             31.6%            30.5%            29.5%            28.6%
----------------------------------------------------------------------------------------------
Operating income                     8.3%             8.0%             6.4%             4.2%
----------------------------------------------------------------------------------------------
Interest expense, net                0.6%             0.9%             0.7%             0.7%
----------------------------------------------------------------------------------------------
Income before income taxes           7.7%             7.1%             5.8%             3.5%
----------------------------------------------------------------------------------------------
Income taxes                         3.0%             2.7%             2.2%             1.4%
----------------------------------------------------------------------------------------------
Net income                           4.8%             4.4%             3.5%             2.2%
==============================================================================================

THE THIRTEEN WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 (THIRD QUARTER)

         Net sales in the third quarter of 1998 increased by $11.7 million to $267.7 million, or 4.6%, over the third quarter of 1997. Operating income was $22.3 million in the third quarter of 1998 compared to operating income of $20.3 million in the third quarter of 1997, a 9.9% improvement.

         Retail store sales in the third quarter of 1998 increased by $14.2 million to $227.9 million, a 6.6% increase over the third quarter of 1997. The percentage of the Company's net sales derived from its retail stores was 85.1% in the third quarter of 1998 versus 83.5% in the third quarter of 1997. The increase in retail store sales was attributable to the 17 net new stores opened in the third quarter of 1998, the 15 net new stores opened in the first and second quarters of 1998 and the 13 non-comparable stores that opened in the last 13 weeks of 1997. Also contributing to the increase in retail store sales was a comparable store sales increase of 1.8% over 1997. The increase in comparable store sales was mainly due to continued customer acceptance of Talbots assortment, which the Company believes more fully incorporates merchandise with classic styling, fit and colors. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store or a new Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

         Catalog sales in the third quarter of 1998 decreased by $2.5 million, to $39.8 million, a 5.9% decline from the third quarter of 1997. This decrease is mainly the result of a planned reduction in pages per catalog and in catalogs circulated during the quarter. The percentage of the Company's net sales derived from its catalogs decreased to 14.9% in the third quarter of 1998 from 16.5% in the third quarter of 1997.

         Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

         Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 60.1% in the third quarter of 1998 from 61.5% in the third quarter of 1997 mainly due to higher merchandise gross margin, and partially offset by higher buying and occupancy costs. The higher merchandise gross margin is the result of fewer markdowns, due to stronger full-price selling and a planned reduction in inventory levels for the 1998 period compared to 1997.

         Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of 1998 to 31.6%, compared to 30.5% in the third quarter of 1997 reflecting increased advertising and marketing expenses related to the Company's "Brand Essence" advertising campaign. Also contributing to the increase were higher store payroll costs incurred to continue to provide a high level of customer service. Partially offsetting the increase were decreased catalog production costs, mainly resulting from fewer catalogs circulated during the period and in fewer pages per catalog.

         Interest expense, net, decreased to $1.6 million in the third quarter of 1998 from $2.2 million in the prior year. Higher average interest rates were more than offset by lower average total debt levels during the quarter. The average total debt level, including short-term and long-term bank borrowings, was $104.9 million in the third quarter of 1998 compared to $153.6 million in the third quarter of 1997. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.7% in the third quarter of 1998 compared to 6.1% in the third quarter of 1997.

         The effective tax rate for the Company was 38.5% in both the third quarter of 1998 and 1997.

THE 39 WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THE 39 WEEKS ENDED NOVEMBER 1, 1997

         Net sales in the first 39 weeks of 1998 increased by $65.3 million to $806.9 million, or 8.8%, over the first 39 weeks of 1997. Operating income was $52.0 million in the first 39 weeks of 1998 compared to $31.4 million in the first 39 weeks of 1997, a 65.6% improvement.

         Retail store sales in the first 39 weeks of 1998 increased by $60.6 million, to $689.1 million, or 9.6%, over the first 39 weeks of 1997. The percentage of the Company's net sales derived from its retail stores was 85.4% in the first 39 weeks of 1998 versus 84.7% in the first 39 weeks of 1997 as a result of retail store sales growing at a faster rate than catalog sales. The increase in retail store sales was attributable to the 32 net new stores opened in the first 39 weeks of 1998 and the 13 non-comparable stores that opened in the last 13 weeks of 1997, and an increase of $22.8 million in comparable store sales, or 4.4%, over the comparable 39 week period in the previous year. The increase in comparable store sales was mainly due to continued customer acceptance of Talbots assortment, which the Company believes more fully incorporates merchandise with classic styling, fit and colors.

         Catalog sales in the first 39 weeks of 1998 increased by $4.7 million, to $117.8 million, or 4.2% compared to the first 39 weeks of 1997. The increase in catalog sales was mainly attributable to stronger demand for Talbots assortment, which the Company believes more fully incorporates merchandise with classic styling, fit and colors.

         Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 64.0% in the first 39 weeks of 1998 from 67.2% in the first 39 weeks of 1997. The decrease in cost of sales, buying and occupancy as a percentage of sales is due primarily to higher merchandise gross margin and was offset slightly by higher buying and occupancy costs. The higher merchandise gross margin was the result of fewer markdowns, which resulted from stronger full-price selling and a planned reduction in inventory levels for the 1998 period compared to 1997.

         Selling, general and administrative expenses increased as a percentage of net sales to 29.5% in the first 39 weeks of 1998 from 28.6% in the first 39 weeks of 1997 due mainly to incremental store payroll and operating expenses incurred to increase customer service, and higher marketing expenses related to the Company's "Brand Essence" advertising campaign and direct marketing efforts aimed at stimulating core customer demand. Partially offsetting the increase were decreased catalog production costs, mainly resulting from fewer catalogs circulated during the period and in fewer pages per catalog.

         Interest expense, net, increased by $0.6 million, to $5.6 million for the first 39 weeks of 1998 from the first 39 weeks of 1997 due to higher interest rates and slightly higher average debt levels. The average total debt level, including short-term and long-term bank borrowings, was $128.3 million in the first 39 weeks of 1998 compared to $124.5 million in the first 39 weeks of 1997. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.6% in the first 39 weeks of 1998 compared to 6.1% in the first 39 weeks of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. The Company had $15.0 million and $120.0 million of outstanding borrowings under this facility as of October 31, 1998 and November 1, 1997, respectively. Additionally, the Company has a revolving credit facility with maximum available borrowings of $100.0 million. At October 31, 1998 and November 1, 1997, the Company's borrowings under the revolving credit facility were $100.0 million and $50.0 million, respectively. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

         In the first 39 weeks of 1998, cash flow generated from operations was $78.0 million compared to $32.0 million used during the first 39 weeks of 1997. Contributing to the increase in cash flow from operations were decreases in inventories, which resulted from more rigorous management of inventory levels and better than anticipated sales, a decrease in prepaid and other current assets, which resulted mainly from lower prepaid income taxes, and higher net income, partially offset by an increase in customer accounts receivable and higher amounts due from affiliates.

         Capital expenditures for the first 39 weeks of 1998 were $28.0 million compared to $33.2 million in the first 39 weeks of 1997. The Company used approximately $20.5 million and $28.5 million in the first 39 weeks of 1998 and 1997, respectively, for opening new stores and expanding and renovating existing stores. This change in capital expenditures was largely caused by more stores being opened in 1997 than 1998. For the remainder of the fiscal year, the Company currently anticipates an additional approximately $17.0 million of capital expenditures primarily for the opening of new stores and expanding and renovating existing stores, for enhancing the Company's computer information systems and for initiating expansions of its Hingham and Lakeville facilities.* The actual amount of such capital expenditures will depend mainly on the number and type of stores being opened, expanded and renovated, as well as the schedule of its capital spending during the remainder of fiscal 1998.

         A third authorization under the Company's stock repurchase plan was established on May 22, 1997 and authorizes the Company to utilize up to $40 million to purchase shares of its common stock from time to time over a two year period, including repurchases from the Company's majority shareholder, JUSCO
(USA), Inc. During the first 39 weeks of 1998, the Company repurchased 468,926 shares of its common stock under this program at an average price of approximately $21 per share.

         The Company's primary ongoing cash requirements through the end of fiscal 1999 are expected to be the financing of working capital buildups during peak selling seasons, the funding of new stores and the expansion and renovation of existing stores, the execution of the Company's Year 2000 plan, the funding of purchases under the third stock repurchase plan that was authorized by the Board of Directors in May 1997, and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

         The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On November 17, 1998, the Company announced that the Board of Directors approved a quarterly dividend of $0.11 per share payable on December 14, 1998 to shareholders of record as of November 30, 1998.

YEAR 2000

         Most computer programs have historically been written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 ("Y2K") issue could have a material adverse impact on the Company's business, operations and financial condition in the future.*

The Company has conducted a comprehensive review of (1) its information systems software and hardware; (2) its facilities and distribution equipment; and (3) its third-party relationships to identify material systems that could be affected by the Y2K issue and has developed an implementation plan intended to address this issue.

The Company has adopted a five-phase Y2K program consisting of:

Phase I:          Identification and ranking of the components of the Company's systems, equipment and material suppliers and vendors that may be vulnerable to Y2K problems
Phase II:         Assessment of items identified in Phase I
Phase III:        Remediation or replacement of non-compliant internal systems and components and determination of solutions for
                  non-compliant suppliers and vendors
Phase IV:         Testing of systems and components following remediation
Phase V:          Developing contingency plans to address the most reasonably likely worst case Y2K scenarios

The identification and assessment phases of the Y2K program have been substantially completed and these phases included both the Company's material information technology systems and hardware ("IT Systems") and the Company's significant non-information technology equipment known to have microchips or other embedded technology ("non-IT Equipment"). The Company has also substantially completed the remediation phase for its IT Systems and its non-IT Equipment. The Company currently expects to complete the testing phase, including installation and testing of Year 2000 versions, by approximately fall 1999. Subsequent to preliminary testing, the Company expects to continue periodic testing for new installations, versions or changes. Virtually all the compliance has been performed and is currently expected to be performed using internal and external resources.*

In addition to Y2K implementation for the Company's internal systems and equipment, the Company is communicating with material suppliers and vendors to determine their state of readiness with respect to Y2K. Assessment of material third party Y2K readiness is currently expected to be substantially completed in early 1999. Failure of significant suppliers, vendors or other third parties to timely address and remedy Y2K problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's business and operations. The Company believes that the geographically disbursed nature of its business and its large supplier and vendor base should minimize such potential adverse effects.*

The Company presently believes that with modifications to existing software and conversions to new software for certain applications, the Y2K problem will not cause a significant disruption of its operations. However, the Y2K problem is unique and the Company's Y2K compliance program is based on various assumptions and expectations which cannot be assured. Potential risks include loss of electric power or certain communication links, other disruptions to its business such as delayed deliveries from suppliers, as well as disruptions to distribution channels, including ports, transportation services and the Company's own Distribution Center. The Company is in the process of developing contingency plans for critical systems and processes, which will be based on the Company's continuing assessment of potential risks. The Company anticipates that these contingency plans will be completed by approximately fall 1999.*

Based on current information, the total estimated cost to address Y2K is $14.0 million; of this, approximately $6.0 million will be charged to expense as incurred. Approximately $3.1 million has been incurred to date, of which $1.7 million was charged to expense as incurred, or approximately 7% of the Company's fiscal 1998 IT budget. All costs incurred to date were budgeted expenditures and were funded through operating cash flows. The costs associated with completion of Y2K will be expensed as incurred or capitalized in accordance with normal policy and are not currently expected to have a material adverse impact on the Company's financial position or results of operations. The Company has not deferred any material information technology projects as a result of its Year 2000 program. The Company's cost estimates do not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Y2K compliant.*


--------------------------------------------------------------------------------
*The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "look", "believe", "anticipate", "plan","may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, store traffic, acceptance of Talbots fashion, store expansion plans, appropriate balance of merchandise offerings and responsiveness of the Company's core customers, timing and levels of markdowns, and disruptions to the Company's operations caused by failure of any of the Company's IT Systems, non-IT Equipment, or third party suppliers or vendors to be Y2K ready, and, in each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  11.1 The computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share is incorporated by reference to footnote 5 "Reconciliation of Basic to Diluted Net Income Per Share" on page 8 of this
                           Form 10-Q.

                  27       Financial Data Schedule (for electronic filing only)

            (b)   REPORTS ON FORM 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE TALBOTS, INC.

Dated: December 14, 1998                     By: /s/ Edward L. Larsen
                                                 -------------------------------
                                             Edward L. Larsen
                                             Duly Authorized Officer and Senior
                                             Vice President of Finance, Chief
                                             Financial Officer, and Treasurer