Form 10-K405
period 1999-01-30
TALBOTS INC
filed 1999-04-30
CIK 912263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K
                                   (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 30, 1999
                          ----------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-12552
                                                -------


                                THE TALBOTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     Delaware                                                          41-1111318
--------------------------------------------------------------                 -----------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

175 Beal Street, Hingham, Massachusetts                                         02043
----------------------------------------                                        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (781) 749-7600
                                                   --------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


         TITLE of EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                 -----------------------------------------
         Common Stock                         New York Stock Exchange
         $0.01 Par Value


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                 --      --

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE APPROXIMATE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (FOR THIS PURPOSE, DEEMED TO REFER TO ALL PERSONS AND ENTITIES OTHER THAN EXECUTIVE OFFICERS, DIRECTORS AND 10% OR MORE SHAREHOLDERS) BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON APRIL 8, 1999 WAS APPROXIMATELY $283.3 MILLION.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF APRIL 8, 1999: 31,159,803

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JANUARY 30, 1999 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II, AND PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         The Talbots, Inc., a Delaware corporation (together with its wholly owned subsidiaries, "Talbots" or the "Company"), is a leading national specialty retailer and cataloger of women's and children's classic apparel, accessories and shoes. Over the past ten years, the Company has implemented an aggressive store expansion program, with the number of stores increasing from 137 at the end of 1988 to 638 at the end of 1998. During 1998, Talbots issued 25 separate catalogs with a combined circulation of approximately 52.6 million. Total net sales were approximately $1,142.2 million in 1998, of which retail store sales were approximately $973.0 million and catalog sales were approximately $169.2 million.

         Talbots complies with the National Retail Federation's fiscal calendar. Where a reference is made to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. For example, "1998" refers to the 52-week fiscal year ended January 30, 1999, "1997" refers to the 52-week fiscal year ended January 31, 1998 and "1996" refers to the fiscal year ended February 1, 1997. The last 53-week fiscal year was 1995, ending February 3, 1996; the next 53-week fiscal year will be fiscal 2000, ending February 3, 2001.

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

         Talbots has established a market niche as a brand in women's and children's classic apparel, accessories and shoes. In 1998, approximately 98% of the Company's merchandise consisted of styles that were sold exclusively under the Talbots label. Most of this merchandise is manufactured to the specifications of the Company's technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors.

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

         The first Talbots store was opened in 1947 in Hingham, Massachusetts by Rudolph and Nancy Talbot. The first Talbots catalog was issued the following year with a circulation of approximately 3,000. Additional stores were opened beginning in 1955, and there was a total of five Talbots stores by 1973, at which time the Company was acquired by General Mills, Inc. Talbots continued to expand and grew to 126 stores by June 1988. In June 1988, JUSCO (U.S.A.), Inc. ("JUSCO USA"), a Delaware corporation, acquired Talbots (the "Acquisition"). JUSCO USA is a wholly owned subsidiary of JUSCO Co., Ltd. ("JUSCO"), a Japanese corporation. On November 18, 1993, the Company effected an initial public offering of its common stock (the "Offering"), issuing approximately 12.6 million shares of common stock. Subsequent to the Offering, JUSCO USA remains the Company's majority shareholder, and at January 30, 1999 owned approximately 62.7% of the outstanding common stock of the Company.

         The Company grew significantly after the Acquisition by adding stores and developing new complementary business concepts that capitalize on the strength of the Talbots name and its loyal customer base. By January 30, 1999, the number of stores increased to 638, located in 44 states, the District of Columbia, Canada and the United Kingdom. This number included 388 Talbots Misses stores (including 19 Misses stores in Canada and six Misses stores in the United Kingdom), 140 Talbots Petites stores (including one Petites store in Canada), 33 Talbots Accessories & Shoes stores, 57 Talbots Kids stores (43 of which include a Talbots Babies assortment), one Talbots Woman store and 19 Talbots Outlet stores.

         Talbots catalog business also has undergone changes. The circulation of catalogs has been reduced by 33% from 78.1 million catalogs in 1989 to 52.6 million catalogs in 1998. This circulation reduction has been an integral part of a strategy to better focus the distribution of catalogs to proven customers.

         Information concerning the Company's retail store business and the Company's catalog business and certain geographic information is incorporated by reference to note 9 of the Company's consolidated financial statements on pages 36 and 37 of Talbots Annual Report to Shareholders for the fiscal year ended January 30, 1999.

STRATEGY

         The key elements of the Company's strategy are to: (1) maintain its strong competitive position in the classics niche by providing consistently classic women's and children's apparel, accessories and shoes, (2) continue to operate as a predominantly private label retailer, (3) maintain its posture as a limited promotion retailer, (4) continue to capitalize on its complementary store and catalog operations, (5) continue to provide superior customer service and (6) offer a broad mix of store locations.

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

         TALBOTS PRIVATE LABEL. The clothing assortment under the Talbots private label was approximately 98% in 1998. Sales of private label merchandise generally provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establishes Talbots identity as a brand of women's classic apparel.

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

         LIMITED PROMOTION RETAILER. The Company positions itself as a limited promotion retailer. Talbots typically holds only four major sale events a year in its stores, consisting of two end-of-season clearance sales and two mid-season sales. All mid-season and end-of-season store sale events are held in conjunction with catalog sales events. No other major promotional sale events are typically held. The Company believes that its strategy of limiting its promotional events has reinforced the integrity of its regular prices.

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

         BROAD MIX OF STORE LOCATIONS. The Company believes that providing a broad mix of store locations helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient and consistent with its image. As of January 30, 1999, the Company had 41% of its stores in malls, 35% in specialty centers, 12% in village locations, 8% as freestanding stores and 4% in urban locations.

MERCHANDISING

         The Company's merchandising strategy focuses on achieving a "classic look," which emphasizes timeless styles. Talbots stores and catalogs offer a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting primarily of private label merchandise made exclusively for Talbots. Talbots stores and catalogs offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from "head-to-toe". The consistency in color, fabric and fit of Talbots merchandise also allows a customer to create wardrobes across seasons and years.

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

         The New York-based Talbots product development office oversees the conceptualization of Talbots merchandise. This initial product determination concerns styling, color, and fabrication recommendations. The development process begins approximately nine months before the expected in-house delivery date of the merchandise.

         The Company's Hingham-based buying staff is responsible for the quantification of specific merchandise and departmental needs and plans. These plans are used to place specific item orders on styles developed in conjunction with the product development office and with the various merchandise vendors.

         In conjunction with the merchandise developed by the product development team and the buying organization, the Company's Hingham-based technical testing and design staff works to determine the technical specifications of all private-label merchandise. In addition to preparing the initial specifications, this group also reviews the first fit sample and, together with the product development team, the pre-production samples of each item to ensure that specifications and quality standards are met.

         SOURCING. In 1998, Talbots purchased approximately 41% of its merchandise directly from off-shore vendors, and the remaining 59% through domestic-based vendors. During the year, the Company's Hong Kong office accounted for approximately 62% of Talbots total direct off-shore sourcing, with the remaining 38% being handled through various agents.

         Approximately 26% of Talbots merchandise is currently sourced through Hong Kong. Sovereignty over Hong Kong was transferred effective July 1, 1997 from the United Kingdom to the People's Republic of China. The agreement provides that the social and economic systems in Hong Kong will remain a matter of the people of Hong Kong's choice for 50 years after June 30, 1997. The Company has not experienced any material difficulties as a result of this transfer of power.

         In order to diversify the Company's Far East sourcing operations, additional overseas sourcing offices have been established in Jakarta, Indonesia and Bangkok, Thailand. Under the terms of an agreement between the Company and Eralda Industries ("Eralda"), a long time supplier of the Company, Eralda serves as the Company's exclusive agent and has established these offices to serve the Company in this capacity.

         In addition to the Company's office in Hong Kong, which deals with local manufacturers, and the sourcing arrangement with Eralda, Talbots utilizes agents in Japan, Korea, Singapore, Israel, Italy, Portugal, Spain and the United Kingdom plus domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to assure that no one company or country is responsible for a disproportionate amount of Talbots merchandise. Directly sourced merchandise is currently manufactured to its specifications by independent foreign factories located primarily in Hong Kong, other Asian countries such as Macao, Thailand, Singapore, Korea and Indonesia, and Europe.

         The Company's domestic vendors include those who either manufacture their own merchandise or supply merchandise manufactured by others, as well as vendors that are both manufacturers and suppliers. In 1998, certain divisions of The Kellwood Company accounted for an aggregate of approximately 6% of the total merchandise purchased by Talbots. Most of Talbots Hong Kong and other foreign vendors manufacture their own merchandise. The Company believes that, consistent with the retail apparel industry as a whole, many of its domestic vendors import a portion of their merchandise from abroad.

         The Company typically transacts business on an order-by-order basis, however, fabric projections are placed in order to better address fulfillment and replenishment objectives. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company believes that it has good relationships with its vendors and that, as the number of Talbots stores increases, there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. The Company does business with most of its vendors in United States currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities.

EXPANSION

         An important aspect of the Company's business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. The Company has grown significantly over the past ten years, with the number of stores increasing from 137 at the end of 1988 to 638 at the end of 1998. During that time, store net sales increased from approximately $253.4 million in 1988 to approximately $973.0 million in 1998. From the end of 1997 to the end of 1998, the number of Talbots stores increased from 603 to 638.

         In addition to expanding its core Misses business, the Company has introduced complementary new business concepts, Talbots Petites, Talbots Kids & Babies, Talbots Accessories & Shoes and, in September 1998, two new test concepts, Talbots Woman, a large size women's apparel line, and Talbots Collection, an upper layer assortment of merchandise.

         In 1984, Talbots began offering merchandise in petites sizes in its catalogs, and in 1985, the Company opened its first Talbots Petites store. During 1989, Talbots stores began to carry a selection of Talbots Petites merchandise, and the Company opened three additional Talbots Petites stores in 1990 as the beginning of its strategy to expand Talbots Petites business. At January 30, 1999, 140 Talbots Petites stores were open, and virtually every item of women's apparel in the catalog was offered in both misses and petites sizes.

         In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment for infants and toddlers, Talbots Babies. By the end of 1998, 57 Talbots Kids stores were open, 43 of which included a Babies assortment. Also in 1998, four separate Talbots Kids catalogs were circulated nationally. The Company will continue to position Talbots Kids & Babies as a brand that offers a complete assortment of high quality classic children's clothing and accessories.

         In 1991, the Company introduced Talbots Intimates, an assortment of classic sleepwear and loungewear and daywear. The Company currently operates Intimates collections in 52 Misses stores and in 1998 offered Intimates merchandise in four of its larger base catalogs.

         During 1994, Talbots introduced Talbots Accessories & Shoes in two catalogs devoted to the category. The Company opened five Talbots Accessories & Shoes stores in September 1995 and at the end of 1998 it operated 33 stores. A limited collection of the merchandise continues to be offered in each Misses catalog, in selected stores and, in 1998, in two catalogs.

         In September 1998, the Company introduced two new test concepts, Talbots Woman and Talbots Collection. Talbots Woman was developed for customers wearing sizes 12W to 24W who seek the same classic styling, high quality and fit as the Company's misses and petites customers. It was introduced as a department in seven existing Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs.

         Talbots Collection was developed for those customers seeking a well-defined selection of tailored sportswear featuring fine fabrics, interesting details and distinctive novelty prints. It was introduced as a separate department in 80 existing Talbots Misses stores in September 1998.

         The Company currently anticipates opening approximately 35 to 40 new stores (including Misses, Petites, Accessories & Shoes, Kids and Woman stores) in 1999.* The Company's ability to continue to expand its store base will be dependent upon a number of factors, including its overall sales performance, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the ability to negotiate acceptable lease terms for new locations. The Company also considers opening such stores in established Talbots markets where a Misses store is not located, thereby broadening the growth potential for each concept.

STORES

         Misses stores generally range in size from 3,500 to 6,500 gross square feet, with a typical store averaging approximately 5,000 gross square feet. Talbots Petites stores generally measure 2,500 gross square feet, and Talbots Kids & Babies stores measure approximately 3,100 gross square feet. Talbots Accessories & Shoes stores generally measure 1,900 gross square feet. Flagship stores are Misses stores which are utilized to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Washington D.C., Chicago, San Francisco, London and Toronto, and generally are larger than the average Misses store. Approximately 75% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

         In certain markets, the Company has created Talbots "superstores" by placing two or more other Talbots concepts in close proximity to a Misses store. Together, these stores feature at least three of Talbots business concepts--Misses, Petites, Kids & Babies and/or Accessories & Shoes--in order to create a one-stop shopping environment. At January 30, 1999, the Company operated 59 "superstores."

         The Company utilizes Talbots Outlet stores, which are separate from its retail stores, to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores only for the sale of past season and "as is" merchandise. The Company does not purchase merchandise specifically for Talbots Outlet stores. Merchandise in Talbots Outlet stores is sold at significant markdowns from original retail prices. At January 30, 1999, the Company operated 19 Talbots Outlet stores.

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

TALBOTS CATALOG

         Since 1948, the Company has used its catalog to offer customers convenience in ordering Talbots merchandise. In 1998, the Company distributed 25 separate catalogs with a combined circulation of approximately 52.6 million, including catalogs sent to stores for display and general distribution. During 1998, catalog sales represented approximately 14.8% of total Company sales. Catalog circulation has included: base catalogs offering the broadest assortment of Talbots merchandise; specialty catalogs such as the Classics That Work series featuring career clothing; Talbots Kids & Babies catalogs; Talbots Accessories & Shoes catalogs; Talbots Woman catalogs; and sale catalogs. In addition to providing customers convenience in ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. In conjunction with the Company's store strategy to incorporate intimate apparel into its Misses and Petites assortment, the Company added more intimate apparel pages to its base catalogs, and discontinued the distribution of separate catalogs dedicated to intimate apparel.

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

         In 1995, the Company completed a $7.0 million expansion of its distribution center in Lakeville, Massachusetts, by adding an additional 124,260 square feet to support its expansion plans. Additional mezzanine level space was added in 1996 and 1997 to further support the Company's growth. Plans are currently under way to expand the facility further, with a 125,000 square foot addition expected to commence in the spring of 2000. A 75,000 square foot addition is currently underway at the Company's Hingham, Massachusetts corporate offices. The project is expected to be completed by the end of 1999.

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

SEASONALITY

         Historically, catalog sales had been higher during the first and third quarters due to the timing of catalog circulation and the placement of customer orders early in the season. However, as shopping patterns have changed and customers are buying closer to time of need, catalog sales have been their strongest in the fourth quarter. Retail store sales typically peak in the fourth quarter due to the holiday season and the impact of new stores opened during the year. Accordingly, from a total Company perspective, the highest sales are in the fourth quarter.

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

EMPLOYEES

         At January 30, 1999, Talbots had approximately 8,600 employees, of whom approximately 2,350 were full-time salaried employees, approximately 1,150 were full-time hourly employees and approximately 5,100 were part-time hourly employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information regarding the executive officers of the Company as of April 15, 1999:

Name                                Age             Position
----                                ---             --------

Arnold B. Zetcher                   58              President and Chief Executive Officer
H. James Metscher                   42              Executive Vice President, Chief Merchandising Officer
Harold Bosworth                     50              Senior Vice President, General Manager, Talbots Kids
Paul V. Kastner                     47              Senior Vice President, International and Strategic Planning
Edward L. Larsen                    54              Senior Vice President, Finance, Chief Financial Officer and Treasurer
Michele M. Mandell                  51              Senior Vice President, Stores
Richard T. O'Connell, Jr.           48              Senior Vice President, Legal and Real Estate, and Secretary

Mary R. Pasciucco                   45              Senior Vice President, Catalog Development and Advertising
Bruce Lee Prescott                  43              Senior Vice President, Direct Marketing
Charles R. Richardson               40              Senior Vice President, Information Services
Bruce C. Soderholm                  56              Senior Vice President, Operations
Stuart M. Stolper                   59              Senior Vice President, Human Resources



         Mr. Zetcher joined Talbots as President in 1987. He has been President and Chief Executive Officer and a member of the Board of Directors since 1988. Mr. Zetcher was Chairman and Chief Executive Officer of John Breuner Company, a home furnishings division of BATUS, and prior to that, Chairman and Chief Executive Officer of Kohl's Food Stores, another BATUS division. Mr. Zetcher also served as Chairman and Chief Executive Officer of Bonwit Teller in New York, a high quality specialty apparel chain, and served in various capacities during his ten years with Federated Department Stores.

         Mr. Metscher joined the Company in November 1998 as Executive Vice President, Chief Merchandising Officer and in March 1999 was appointed to the Company's Board of Directors. From 1996 to 1998, Mr. Metscher was President and Chief Executive Officer of The Custom Foot, a specialty footwear company. From 1993 to 1996, Mr. Metscher was employed by Liz Claiborne, Inc., first as President of its First Issue division and later as President of the Liz Claiborne Retail division. Mr. Metscher had also been employed by the Company from 1984 to 1993, holding positions of increasing responsibility including Vice President, Merchandising and finally Vice President, Product Development.

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

         Mr. Kastner joined Talbots in 1988 as Director, Business Planning and Analysis and became Vice President, New Business Ventures and Strategic Planning, Assistant Treasurer and Assistant Secretary in 1989. In 1994, Mr. Kastner was promoted to the position of Senior Vice President, International and Strategic Planning. Prior to joining Talbots, he was Director of Research and Merchandise Information with John Breuner Company.

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

         Mr. Prescott became Senior Vice President, Direct Marketing in August 1998. He joined Talbots in 1987 as Manager, Direct Marketing Fulfillment. In 1988, he was promoted to the position of Director of Marketing Fulfillment and in 1991 became Director, Customer Service and Telemarketing. In 1994, he was promoted to the position of Vice President, Customer Service and Telemarketing. From 1976 to 1987, he was employed by Johnny Appleseed's serving as manager of catalog operations and supervising retail distribution and customer service.

         Mr. Richardson joined Talbots in October 1998 as Senior Vice President, Information Services. From 1997 to 1998, Mr. Richardson was Senior Vice President and Chief Information Officer for Best Buy Company, Inc. From 1996 to 1997, Mr. Richardson was a Product Manager for Computer Associates International, Inc. From 1992 to 1996, he was Senior Vice President, Information Services for Ann Taylor, and spent ten years with The Limited, Inc. in various positions at Abercrombie and Fitch, Limited Stores and Lane Bryant.

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

FORWARD LOOKING STATEMENTS

*This Annual Report on Form 10-K contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, store traffic, acceptance of Talbots fashions, expansion plans and schedule, appropriate balance of merchandise offerings and responsiveness of the Company's core customers, timing and levels of markdowns, and any potential disruptions to the Company's operations caused by failure of any of the Company's IT systems, non-IT equipment or third party suppliers or vendors to be Y2K ready, and, in each case, actual results may differ materially from such forward-looking information. Certain factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

ITEM 2.  PROPERTIES.

         The table below presents certain information relating to the Company's properties at January 30, 1999:

    Location                   Gross Square Feet       Primary Function                Interest
    --------                   -----------------       ----------------                ---------

Hingham, Massachusetts              237,161          Company headquarters              Own (46 acres)
Lakeville, Massachusetts            764,745          Distribution center               Own (110 acres)
Knoxville, Tennessee                 23,595          Telemarketing                     Lease
Tampa, Florida                       34,552          Systems center                    Lease
New York, New York                   20,500          Product development office        Lease
Hong Kong                            10,455          Merchandising and sourcing        Lease
Ontario, Canada                       1,119          Canadian regional office          Lease
London, U.K.                          1,093          U.K. management office            Lease

Stores throughout the U.S.,
   Canada and U.K.                                   Retail stores                     Own and lease (a)

----------
(a) Talbots owns the property for eight of its 638 stores.


         Except for retail store space, the Company believes that its operating facilities and sales offices are adequate and suitable for its current needs. To address expected future office and distribution space needs, the Company has begun an expansion of its Hingham, Massachusetts offices and expects to commence construction on additional space at its Lakeville, Massachusetts distribution facility in fiscal 2000. Talbots long-term expansion program, if successful, may require additional office and distribution space to service its operations in the future.

         At January 30, 1999, Talbots operated 638 stores, all but eight of which were leased. The leases typically provide for an initial term of between ten and fifteen years, with renewal options permitting the Company to extend the term for between five and ten years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent ("percentage rent") based on the store's annual sales in excess of specified levels. The percentage rent payment is typically 4% to 5% of annual sales in excess of the applicable threshold. In a majority of leases negotiated since 1987, Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs and marketing programs. The Company has many lease arrangements that provide for an increase in annual fixed rental payments during the lease term. At January 30, 1999, the current terms of Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:


                Years Lease                                          Number of
                Terms Expire                                     Store Leases(a)
                ------------                                     ---------------

                1999-2000.................................................9
                2001-2003................................................24
                2004-2006................................................82
                2007 and later..........................................376

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Information concerning the market in which the Company's common stock was traded in 1998 and the approximate number of record holders of common stock and certain other information called for by this Item 5 are set forth under the captions "Selected Quarterly Financial Data" on page 43 and "Market for Registrant's Common Stock and Related Shareholder Matters" on page 44 of Talbots Annual Report to Shareholders for the fiscal year ended January 30, 1999 and is incorporated herein by reference.

         At April 1, 1999, approximately 62.7% of Talbots common stock was held by JUSCO USA.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for by this Item 6 is set forth under the caption "Five Year Financial Summary" on page 17 of Talbots Annual Report to Shareholders for the fiscal year ended January 30, 1999 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item 7 is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 to 24 of Talbots Annual Report to Shareholders for the fiscal year ended January 30, 1999 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information called for by this Item 7A is set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22 of Talbots Annual Report to Shareholders for the fiscal year ended January 30, 1999 and is incorporated herein by reference.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of independent auditors, the consolidated financial statements of Talbots, the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8 are set forth on pages 25 to 42 of Talbots Annual Report to Shareholders for the fiscal year ended January 30, 1999 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning Talbots directors under the caption "Election of Directors" on pages 2 to 4 of Talbots Proxy Statement for Talbots 1999 Annual Meeting of Shareholders, the information concerning Talbots executive officers set forth in Part I, Item 1 above under the caption "Executive Officers of the Company,"and the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" on page 15 of Talbots Proxy Statement for Talbots 1999 Annual Meeting of Shareholders, are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation" on pages 5 to 11 of Talbots Proxy Statement for Talbots 1999 Annual Meeting of Shareholders, the information concerning director compensation under the caption "Director Compensation; Attendance; Committees" on pages 3 and 4 of Talbots Proxy Statement for Talbots 1999 Annual Meeting of Shareholders, and the information under the caption "Compensation Committee Interlocks and Insider Participation" on page 12 of Talbots Proxy Statement for Talbots 1999 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under "Executive Compensation-Report on Compensation of Executive Officers" and "Executive Compensation-Performance Graph" is not incorporated in this Item 11.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Beneficial Ownership of Common Stock" on pages 14 to 15 of Talbots Proxy Statement for Talbots 1999 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Executive Compensation--Certain Transactions with Related Parties" on pages 12 to 14 of Talbots Proxy Statement for Talbots 1999 Annual Meeting of Shareholders and the information under the caption "Compensation Committee Interlocks and Insider Participation" concerning Mr. Isogai on page 12 of Talbots Proxy Statement for Talbots 1999 Annual Meeting of Shareholders, are incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS: The following Independent Auditors' Report and Consolidated Financial Statements of Talbots are incorporated herein by reference to pages 25 to 42 of Talbots Annual Report to Shareholders for the fiscal year ended January 30, 1999:

                  Consolidated Statements of Earnings for the Fifty-two Weeks Ended January 30, 1999, the Fifty-two Weeks Ended January 31, 1998 and the Fifty-two Weeks Ended February 1, 1997

                  Consolidated Balance Sheets at January 30, 1999 and January 31, 1998

                  Consolidated Statements of Cash Flows for the Fifty-two Weeks Ended January 30, 1999, the Fifty-two Weeks Ended January 31, 1998 and the Fifty-two Weeks Ended February 1, 1997

                  Consolidated Statements of Stockholders' Equity for the Fifty-two Weeks Ended January 30, 1999, the Fifty-two Weeks Ended January 31, 1998 and the Fifty-two Weeks Ended February 1, 1997

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report



(a)(2) FINANCIAL STATEMENT SCHEDULES: The document and schedule listed below are filed as part of this Form 10-K:

                                                             Page in Form 10-K

                  Independent Auditors' Report on
                  Financial Statement Schedule                     F-1

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

(4)        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
           INDENTURES.

           4.1         Form of Common Stock Certificate of Talbots.(1)

(10)     MATERIAL CONTRACTS.

           10.1         Stockholders Agreement, dated as of November 18, 1993,
                          between Talbots and JUSCO USA.(2)

           10.2         Revolving Credit Agreement, dated as of January 25,
                          1994, between Talbots and The Dai-Ichi Kangyo Bank, Limited, as amended.(2), (6), (7), (9), (10)

           10.3         Revolving Credit Agreement, dated as of January 25,
                          1994, between Talbots and The Bank of Tokyo-Mitsubishi Trust Company, as amended.(2), (6), (7), (9),(10)

           10.4         Revolving Credit Agreement, dated as of January 25,
                          1994, between Talbots and The Norinchukin Bank, as amended.(2), (6), (7), (9), (10)

           10.5         Revolving Credit Agreement, dated as of January 25,
                          1994, between Talbots and The Sakura Bank, Limited, as amended.(2), (6), (7), (9), (10)

           10.6         Revolving Credit Agreement between Talbots and The
                          Dai-Ichi Kangyo Bank, Limited, dated as of April 14, 1998.(9)

           10.7         Credit Agreement between Talbots and The Bank of
                          Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998.
                          (9), (10)

           10.8         Letter of Credit Agreement, dated as of August 10, 1993,
                          between Talbots and The First National Bank of Boston.(1)

           10.9         Letter Agreement, dated as of June 1, 1998, concerning
                          credit facilities, between Talbots and BankBoston, N.A.(10)

           10.10        Letter Agreement, dated August 11, 1998, concerning
                          credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(10)

           10.11        Trademark Purchase and License Agreement, dated as of
                          November 26, 1993, between JUSCO (Europe) B.V. and The Classics Chicago, Inc.(2)

           10.12        Services Agreement, dated as of November 18, 1993,
                          between Talbots Japan Co., Ltd. and Talbots.(2)

           10.13        Stock Purchase Agreement, dated as of November 26, 1993,
                          between Talbots and JUSCO.(2)

           10.14        License Agreement, dated as of November 26, 1993,
                          between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)

           10.15        Tax Allocation Agreement, dated as of November 18, 1993,
                          between JUSCO USA, Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)

           10.16        The Talbots, Inc. Pension Plan for Salaried Employees,
                          as amended and restated January 1, 1989, including amendments through January 1, 1994.(4)

           10.17        The Talbots, Inc. Retirement Savings Voluntary Plan, as
                          amended and restated, effective as of November 1, 1993.(4)

           10.18        Services Agreement, dated as of October 29, 1989,
                          between Talbots and JUSCO USA.(1)

           10.19        Share Purchase Agreement, dated as of February 21, 1995,
                          between Talbots and JUSCO USA.(3)

           10.20        Second Extension of Share Repurchase Program, dated as
                          of May 23, 1997, between Talbots and JUSCO USA.(5)

           10.21        Amendment to License Agreement, dated January 29, 1997,
                          among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(7)


           MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS.

           10.22        Contract between Masaharu Isogai and Talbots, dated as
                          of November 18, 1993.(2)

           10.23        The Talbots, Inc. Supplemental Retirement Plan, as
                          amended.(1), (2)

           10.24        The Talbots, Inc. Supplemental Savings Plan, as
                          amended.(1), (2)

           10.25        The Talbots, Inc. Deferred Compensation Plan, as
                          amended.(1), (2)

           10.26        The Talbots, Inc. Supplemental Benefits Trust Agreement,
                          dated as of November 18, 1993, between Talbots and State Street Bank and Trust Company.(2)

           10.27        The Talbots, Inc. Amended and Restated 1993 Executive
                          Stock Based Incentive Plan.(10)

           10.28        Employment Agreement, dated as of October 22, 1993,
                          between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1 dated May 11, 1994.(1), (4)

           10.29        Change in Control Agreements, between Talbots and each
                          of Edward Larsen, Michele Mandell, Richard T. O'Connell, Bruce Soderholm, Stuart Stolper, Paul Kastner, Sandy Katz, Lucy Main Tweet, Judith O'Keefe and Bruce Prescott.(2), (4)

           10.30        Employment Agreement, dated as of October 27, 1997,
                          between the Company and Mark Shulman.(8)

           10.31        Employment Agreement, dated as of November 23, 1998,
                          between the Company and H. James Metscher.(10)


(11)     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

           11.1         Incorporated by reference to footnote 12
                          "Net Income Per Share" on page 41 of Talbots Annual Report to Shareholders for the fiscal year ended January 30, 1999.


(13)     ANNUAL REPORT TO SECURITY HOLDERS.

           13.1         Excerpts from the 1998 Annual Report of Talbots
                          incorporated by reference.


(21)     SUBSIDIARIES.

           21.1         List of subsidiaries of Talbots.(1)


(23)     CONSENTS OF EXPERTS AND COUNSEL.

           23.1         Independent Auditors' Consent of Deloitte & Touche LLP.


(27)     FINANCIAL DATA SCHEDULES.

          27.1          Financial Data Schedule for the year ended January 30,
                          1999, submitted to the Securities and Exchange Commission in electronic format.

--------------------

(1) Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

(2) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 1994.

(3) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 21, 1995.

(4) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995.

(5) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 23, 1997.

(6) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 21, 1995.

(7) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 30, 1997.

(8) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated October 27, 1997.

(9) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 30, 1997.

(10) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999.

(b) REPORT ON FORM 8-K: No Current Reports on Form 8-K filed were filed during the fourth quarter of fiscal 1998.

With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 5, 6, 7 and 8 of Part II and Item 14 of Part IV of this Annual Report, Talbots 1998 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1999

           THE TALBOTS, INC.
           (Registrant)


           By  /s/  Edward L. Larsen
              ------------------------------------------
              Edward L. Larsen
              Senior Vice President, Finance, Chief
              Financial Officer and Treasurer (Principal
              Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 30, 1999:



/s/ Arnold B. Zetcher                                 /s/ Masaharu Isogai
--------------------------------                      --------------------------
Arnold B. Zetcher                                     Masaharu Isogai
President and Chief Executive                         Director
Officer and Director

                                                      /s/ Elizabeth T. Kennan
--------------------------------                      --------------------------
Takuya Okada                                          Elizabeth T. Kennan
Chairman of the Board of                              Director
Directors

--------------------------------                      --------------------------
Eiji Akiyama                                          Motoya Okada
Director                                              Director


/s/ H. James Metscher                                 /s/ Mark H. Willes
--------------------------------                      --------------------------
H. James Metscher                                     Mark H. Willes
Officer and Director                                  Director

==============================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 ---------------




                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                                 ---------------



                                THE TALBOTS, INC.
             (exact name of registrant as specified in its charter)


                                 ---------------


                                    EXHIBITS


                                 ---------------



 ==============================================================================

                                  EXHIBIT INDEX

Exhibit
-------

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

(4)        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
           INDENTURES.

           4.1          Form of Common Stock Certificate of Talbots.(1)

(10)     MATERIAL CONTRACTS.

           10.1         Stockholders Agreement, dated as of November 18, 1993,
                           between Talbots and JUSCO USA.(2)

           10.2         Revolving Credit Agreement, dated as of January 25,
                           1994, between Talbots and The Dai-Ichi Kangyo Bank, Limited, as amended.(2), (6), (7), (9), (10)

           10.3         Revolving Credit Agreement, dated as of January 25,
                           1994, between Talbots and The Bank of
                           Tokyo-Mitsubishi Trust Company, as amended.(2), (6),
                           (7), (9), (10)

           10.4         Revolving Credit Agreement, dated as of January 25,
                           1994, between Talbots and The Norinchukin Bank, as amended.(2), (6), (7), (9), (10)

           10.5         Revolving Credit Agreement, dated as of January 25,
                           1994, between Talbots and The Sakura Bank, Limited, as amended.(2), (6), (7), (9), (10)

           10.6         Revolving Credit Agreement between Talbots and The
                           Dai-Ichi Kangyo Bank, Limited, dated as of April 14, 1998.(9),

           10.7         Credit Agreement between Talbots and The Bank of
                           Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998.
                           (9), (10)

           10.8         Letter of Credit Agreement, dated as of August 10,
                           1993, between Talbots and The First National Bank of Boston.(1)

           10.9         Letter Agreement, dated as of June 1, 1998, concerning
                           credit facilities, between Talbots and BankBoston, N.A.(10)

           10.10        Letter Agreement, dated August 11, 1998, concerning
                           credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(10)

           10.11        Trademark Purchase and License Agreement, dated as of
                           November 26, 1993, between JUSCO (Europe) B.V. and The Classics Chicago, Inc.(2)

           10.12        Services Agreement, dated as of November 18, 1993,
                           between Talbots Japan Co., Ltd. and Talbots.(2)

           10.13        Stock Purchase Agreement, dated as of November 26,
                           1993, between Talbots and JUSCO.(2)

           10.14        License Agreement, dated as of November 26, 1993,
                           between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)

           10.15        Tax Allocation Agreement, dated as of November 18,
                           1993, between JUSCO USA, Talbots, Talbots
                           International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)

           10.16        The Talbots, Inc. Pension Plan for Salaried Employees,
                           as amended and restated January 1, 1989, including amendments through January 1, 1994.(4)

           10.17        The Talbots, Inc. Retirement Savings Voluntary Plan, as
                           amended and restated, effective as of November 1, 1993.(4)

           10.18        Services Agreement, dated as of October 29, 1989,
                           between Talbots and JUSCO USA.(1)

           10.19        Share Purchase Agreement, dated as of February 21, 1995,
                           between Talbots and JUSCO USA.(3)

           10.20        Second Extension of Share Repurchase Program, dated as
                           of May 23, 1997, between Talbots and JUSCO USA.(5)

           10.21        Amendment to License Agreement, dated January 29, 1997,
                           among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(7)


           MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS.

           10.22        Contract between Masaharu Isogai and Talbots, dated as
                           of November 18, 1993.(2)

           10.23        The Talbots, Inc. Supplemental Retirement Plan, as
                           amended.(1), (2)

           10.24        The Talbots, Inc. Supplemental Savings Plan, as
                           amended.(1), (2)

           10.25        The Talbots, Inc. Deferred Compensation Plan, as
                           amended.(1), (2)

           10.26        The Talbots, Inc. Supplemental Benefits Trust
                           Agreement, dated as of November 18, 1993, between Talbots and State Street Bank and Trust Company.(2)

           10.27        The Talbots, Inc. Amended and Restated 1993 Executive
                           Stock Based Incentive Plan.(10)

           10.28        Employment Agreement, dated as of October 22, 1993,
                           between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1 dated May 11, 1994.(1), (4)

           10.29        Change in Control Agreements, between Talbots and each
                           of Edward Larsen, Michele Mandell, Richard T. O'Connell, Bruce Soderholm, Stuart Stolper, Paul Kastner, Sandy Katz, Lucy Main Tweet, Judith O'Keefe and Bruce Prescott.(2), (4)

           10.30        Employment Agreement, dated as of October 27, 1997,
                           between the Company and Mark Shulman.(8)

           10.31        Employment Agreement, dated as of November 23, 1998,
                           between the Company and H. James Metscher.(10)


(11)     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

           11.1         Incorporated by reference to footnote 12
                           "Net Income Per Share" on page 41 of Talbots Annual Report to Shareholders for the fiscal year ended January 30, 1999.

(13)     ANNUAL REPORT TO SECURITY HOLDERS.

           13.1         Excerpts from the 1998 Annual Report of Talbots
                           incorporated by reference.


(21)     SUBSIDIARIES.

           21.1         List of subsidiaries of Talbots.(1)


(23)     CONSENTS OF EXPERTS AND COUNSEL.

           23.1         Independent Auditors' Consent of Deloitte & Touche LLP.


(27)     FINANCIAL DATA SCHEDULES.

           27.1         Financial Data Schedule for the year ended January 30,
                           1999, submitted to the Securities and Exchange Commission in electronic format.

--------------------

(1) Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

(2) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 1994.

(3) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 21, 1995.

(4) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995.

(5) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 23, 1997.

(6) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 21, 1995.

(7) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 30, 1997.

(8) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated October 27, 1997.

(9) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 30, 1997.

(10) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999.

With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 5, 6, 7 and 8 of Part II and Item 14 of Part IV of this Annual Report, Talbots 1998 Annual Report to Shareholders is not deemed filed as part of this Annual Report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Talbots, Inc.:

We have audited the consolidated financial statements of The Talbots, Inc. and its subsidiaries as of January 30, 1999 and January 31, 1998, and for each of the three years in the period ended January 30, 1999, and have issued our report thereon dated March 17, 1999; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Talbots, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
March 17, 1999
Boston, Massachusetts

                                                                     SCHEDULE II

                       The Talbots, Inc. and Subsidiaries

                 Valuation and Qualifying Accounts and Reserves

                       Three Years Ended January 30, 1999
                                 (in thousands)



                                      COLUMN A      COLUMN B       COLUMN C       COLUMN D        COLUMN E


                                                           Additions
                                                   --------------------------
                                     Balance at    Charged to      Charged to
                                    Beginning of    Costs and        Other         Deductions    Balance at
Description                            Period       Expenses         Accounts          (A)     End of Period
--------------------------------------------------------------------------------------------------------------


YEAR ENDED JANUARY 30, 1999

Allowance for doubtful accounts
(deducted from accounts receivable)    $1,400         3,152              -           2,952         $1,600

YEAR ENDED JANUARY 31, 1998

Allowance for doubtful accounts
(deducted from accounts receivable)
                                       $1,200         3,254              -           3,054         $1,400

YEAR ENDED FEBRUARY 1, 1997

Allowance for doubtful accounts
(deducted from accounts receivable)
                                       $1,135         1,798              -           1,733         $1,200




(A)   Write-off of uncollectible accounts net of recoveries.