Form 10-Q
period 1999-05-01
TALBOTS INC
filed 1999-06-14
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

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

       Yes  [X]                     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding as of
                Class                                     June 9, 1999
    -----------------------------                       -----------------
    Common Stock, $0.01 par value                          31,167,415

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

PART I.    FINANCIAL INFORMATION

     Item 1: Financial Statements
                Consolidated Statements of Earnings for the
                  Thirteen Weeks Ended May 1, 1999 and May 2, 1998............3
                Consolidated Balance Sheets as of May 1, 1999,
                  January 30, 1999 and May 2, 1998............................4
                Consolidated Statements of Cash Flows for the
                  Thirteen Weeks Ended May 1, 1999 and May 2, 1998............5
                Notes to  Consolidated Financial Statements.................6-8

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

     Item 6: Exhibits and Reports on Form 8-K................................15

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         THE TALBOTS, INC. AND SUBSIDIARIES
         -----------------------------------------------------------------------

         CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
         FOR THE THIRTEEN WEEKS ENDED MAY 1, 1999 AND MAY 2, 1998
         (Amounts in thousands except per share data)
         -----------------------------------------------------------------------




                                                                  THIRTEEN WEEKS ENDED
                                                                 ----------------------
                                                                  MAY 1,        MAY 2,
                                                                   1999          1998
                                                                 --------      --------

         NET SALES                                               $293,006      $271,475

         COSTS AND EXPENSES
             Cost of sales, buying and occupancy                  168,881       163,286
             Selling, general and administrative                   90,826        82,101
                                                                 --------      --------

         OPERATING INCOME                                          33,299        26,088

         INTEREST EXPENSE - net                                     1,790         2,452
                                                                 --------      --------

         INCOME BEFORE TAXES                                       31,509        23,636

         INCOME TAXES                                              12,131         9,100
                                                                 --------      --------

         NET INCOME                                              $ 19,378      $ 14,536
                                                                 ========      ========

         NET INCOME PER SHARE - BASIC                            $   0.62      $   0.45
                                                                 ========      ========

         NET INCOME PER SHARE - ASSUMING DILUTION                $   0.62      $   0.45
                                                                 ========      ========

         WEIGHTED AVERAGE NUMBER OF SHARES OF
             COMMON STOCK OUTSTANDING - BASIC                      31,238        32,014
                                                                 ========      ========

         WEIGHTED AVERAGE NUMBER OF SHARES OF
             COMMON STOCK OUTSTANDING - ASSUMING DILUTION          31,341        32,014
                                                                 ========      ========

         CASH DIVIDENDS PER SHARE                                $   0.11      $   0.11
                                                                 ========      ========


                 See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MAY 1, 1999, JANUARY 30, 1999 AND MAY 2, 1998
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                                  MAY 1,        JANUARY 30,        MAY 2,
                                                                                   1999             1999            1998
                                                                                ---------       -----------       --------

ASSETS
------

CURRENT ASSETS:
---------------
  Cash and cash equivalents                                                     $  19,014        $  20,195        $ 22,591
  Customer accounts receivable - net                                              103,387          100,825          95,463
  Merchandise inventories                                                         192,362          175,678         189,187
  Deferred catalog costs                                                            4,348            8,400           6,193
  Due from affiliates                                                               9,901            6,653          11,670
  Deferred income taxes                                                             7,418            7,139           8,776
  Prepaid and other current assets                                                 22,272           21,025          21,845
                                                                                ---------        ---------        --------
         TOTAL CURRENT ASSETS                                                     358,702          339,915         355,725

PROPERTY AND EQUIPMENT - NET                                                      190,676          189,510         179,732

GOODWILL - NET                                                                     39,209           39,544          40,553

INTANGIBLES -  NET                                                                     --               --             442

TRADEMARKS - NET                                                                   82,440           83,036          84,825

DEFERRED INCOME TAXES                                                               4,380            5,059           3,308
                                                                                ---------        ---------        --------

TOTAL ASSETS                                                                    $ 675,407        $ 657,064        $664,585
                                                                                =========        =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
--------------------
  Notes payable to banks                                                        $  30,000        $      --        $ 40,000
  Accounts payable                                                                 37,942           66,356          36,210
  Accrued liabilities                                                              66,006           72,038          58,662
  Income taxes payable                                                              9,864               --           6,221
                                                                                ---------        ---------        --------
         TOTAL CURRENT LIABILITIES                                                143,812          138,394         141,093

LONG-TERM DEBT                                                                    100,000          100,000         100,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                              17,179           16,597          15,240

STOCKHOLDERS' EQUITY:
---------------------
  Common stock, $0.01 par value; 40,000,000 authorized;
     35,425,399 shares, 35,321,545 shares and 35,190,979 shares issued, respectively, and 31,086,878 shares, 31,258,903 shares and 32,039,978
     shares outstanding, respectively                                                 354              353             352
  Additional paid-in capital                                                      296,777          294,089         290,932
  Retained earnings                                                               238,258          222,318         210,694
  Accumulated  other comprehensive income (loss)                                   (2,450)          (2,431)         (1,547)
  Restricted stock awards                                                          (2,654)          (3,157)         (3,758)
  Treasury stock, at cost; 4,338,521 shares, 4,062,642 shares
     and 3,151,001 shares, respectively                                          (115,869)        (109,099)        (88,421)
                                                                                ---------        ---------        --------
         TOTAL STOCKHOLDERS' EQUITY                                               414,416          402,073         408,252
                                                                                ---------        ---------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 675,407        $ 657,064        $664,585
                                                                                =========        =========        ========


See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 1, 1999 AND MAY 2, 1998
(In thousands)
--------------------------------------------------------------------------------


                                                                         THIRTEEN WEEKS ENDED
                                                                     ----------------------------
                                                                      MAY 1,              MAY 2,
                                                                       1999                1998
                                                                     --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                                           $ 19,378            $ 14,536
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                    10,568              10,260
      Deferred rent                                                       571                 572
      Net non-cash compensation activity                                  418                 344
      Loss on disposal of property and equipment                          177                 263
      Deferred income taxes                                               400               1,301
      Changes in current assets and liabilities:
         Customer accounts receivable                                  (2,544)              1,643
         Merchandise inventories                                      (16,541)              5,989
         Deferred catalog costs                                         4,052               5,667
         Due from affiliates                                           (3,248)             (3,102)
         Prepaid and other current assets                              (1,037)              8,744
         Accounts payable                                             (28,424)            (21,812)
         Accrued liabilities                                           (6,021)              1,331
         Income taxes payable                                           9,864               6,221
                                                                     --------            --------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (12,387)             31,957
                                                                     --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Additions to property and equipment                                   (10,973)             (6,565)
Proceeds from disposal of property and equipment                            3                   1
                                                                     --------            --------
     NET CASH USED IN INVESTING ACTIVITIES                            (10,970)             (6,564)
                                                                     --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Borrowings (payments)  under notes payable to banks                    30,000             (60,000)
Borrowings of long-term debt                                               --              50,000
Proceeds from options exercised                                         1,718                  --
Proceeds from issuance of restricted stock                                 --                   2
Cash dividend                                                          (3,438)             (3,499)
Purchase of treasury stock                                             (6,206)                 --
                                                                     --------            --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               22,074             (13,497)
                                                                     --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   102                  15
                                                                     --------            --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,181)             11,911

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         20,195              10,680
                                                                     --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 19,014            $ 22,591
                                                                     ========            ========



See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       OPINION OF MANAGEMENT

                  With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the "Company") that all adjustments, which consist only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 30, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

                  The January 30, 1999 consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet accounts.

2.       SEASONAL VARIATIONS IN BUSINESS

                  Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

3.       FEDERAL AND STATE INCOME TAXES

                  The Company has provided for income taxes based on the estimated annual effective rate method.

4.       COMPREHENSIVE INCOME

                  In February 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income for the periods ended May 1, 1999 and May 2, 1998 was $19,359 and $14,987, respectively, which comprised of net income and the impact of the cumulative foreign currency translation adjustment.

5.       NET INCOME PER SHARE

                  The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 1,237,164 and 2,768,168 shares of common stock were outstanding during the 13 week periods ending May 1, 1999 and May 2, 1998, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market prices of the common shares.

                                                                      For the 13 weeks ended
                                                                   ----------------------------
                                                                   May 1, 1999      May 2, 1998
                                                                   ----------------------------
         Shares for computation of basic net income per share           31,238           32,014
         Effect of assumed options exercises                               103                -
                                                                   ----------------------------
         Shares for computation of diluted net income per share         31,341           31,014
                                                                   ----------------------------


6.       SEGMENT INFORMATION

                  The Company evaluates the operating performance of its identified segments based on a direct profit measure. Direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis. Such indirect expenses include corporate overhead expenses, finance charge income, and amortization. Assets are not allocated between segments, therefore no measure of segment assets is available.

                  The Company has two reportable segments, its retail stores (the "Stores Segment"), which include the Company's United States, Canada and United Kingdom retail store operations, and its catalog operations (the "Catalog Segment"). The Company's reportable segments offer similar products, however, each segment requires different marketing and management strategies. The Stores Segment derives it revenues from the sale of women's and children's classic apparel, accessories and shoes through its retail stores, while the Catalog Segment derives its revenues from the sale of the same products through its approximately 28 distinct mailings per year.

         The following is segment information as of and for the thirteen weeks ending May 1, 1999 and May 2, 1998:

                                                        May 1, 1999
                                             --------------------------------
                                              Stores      Catalog      Total
                                             --------------------------------
         Sales to external customers         $243,450     $49,556    $293,006
         Direct Profit                         47,818       9,382      57,200


                                                        May 2, 1998
                                             --------------------------------
                                              Stores      Catalog      Total
                                             --------------------------------
         Sales to external customers         $225,820     $45,655    $271,475
         Direct Profit                         40,107       6,312      46,419

The following reconciles direct profit to consolidated operating income as of and for the 13 weeks ending May 1, 1999 and May 2, 1998:

                                                   May 1, 1999     May 2, 1998
                                                   -----------     -----------
         Total direct profit for reportable
             segments                                $57,200         $46,419
         Less: indirect expenses                      23,901          20,331
                                                     -------         -------
         Consolidated operating income               $33,299         $26,088
                                                     =======         =======


7.       NEW ACCOUNTING PRONOUNCEMENTS

                  On January 31, 1999 the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which establishes accounting standards for costs incurred in the development or implementation of computer software. These new standards require the capitalization of certain software implementation costs and provides guidance on those costs which should be expensed as incurred. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements.

                  On January 31, 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that start-up activities be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Company's financial statements.

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's quarter ending April 28, 2000. SFAS No. 133 significantly modifies accounting and reporting standards for derivatives and hedging activities. The impact of SFAS No. 133 on the Company, if any, has not yet been determined.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of earnings for the fiscal periods shown below:

-------------------------------------------------------------------------------
                                                       Thirteen Weeks Ended
-------------------------------------------------------------------------------
                                                    May 2, 1998     May 2, 1998
                                                    (unaudited)     (unaudited)
-------------------------------------------------------------------------------
Net sales                                              100.0%          100.0%
-------------------------------------------------------------------------------
Cost of sales, buying and occupancy expenses            57.6%           60.1%
-------------------------------------------------------------------------------
Selling, general and administrative expenses            31.0%           30.2%
-------------------------------------------------------------------------------
Operating income                                        11.4%            9.6%
-------------------------------------------------------------------------------
Interest expense, net                                    0.6%            0.9%
-------------------------------------------------------------------------------
Income before income taxes                              10.8%            8.7%
-------------------------------------------------------------------------------
Income taxes                                             4.1%            3.4%
-------------------------------------------------------------------------------
Net income                                               6.6%            5.4%
-------------------------------------------------------------------------------

THE THIRTEEN WEEKS ENDED MAY 1, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 2, 1998 (FIRST QUARTER)

         Net sales in the first quarter of 1999 increased by $21.5 million to $293.0 million, or 7.9% over the first quarter of 1998. Operating income was $33.3 million in the first quarter of 1999 compared to $26.1 million in the first quarter of 1998, an increase of 27.6%.

         Retail store sales in the first quarter of 1999 increased by $17.6 million to $243.5 million, or 7.8%, over the first quarter of 1998. The percentage of the Company's net sales derived from its retail stores was relatively consistent at 83.1% in the first quarter of 1999 compared to 83.2% in the first quarter of 1998. The increase in retail store sales was attributable to the 12 new stores opened in the first quarter of 1999, the 22 non-comparable stores that opened in the last three quarters of 1998 and an increase of $5.6 million in comparable stores sales, or 2.7%, from the same period for the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

         Catalog sales in the first quarter of 1999 increased by $3.9 million, to $49.6 million, an increase of 8.5% from the first quarter of 1998. The percentage of the Company's net sales derived from its catalogs remained relatively consistent at 16.9% in the first quarter of 1999 compared to 16.8% in the first quarter of 1998. The increase in catalog sales in total dollars was mainly attributable to stronger demand for the Company's spring assortment, particularly from the it's major spring book. Additionally, management believes that the recent mailing of the Summer Essentials catalog, as well as two new Talbots Woman books, have been well received and had a significant impact on the strong quarterly catalog sales.

         Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

         Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 57.6% in the first quarter of 1999 from 60.1% in the first quarter of 1998 due primarily to reduced markdowns resulting from continued strong selling of full-priced merchandise and improved inventory control, which brought inventory levels more in line with customer demand.

         Selling, general and administrative expenses as a percentage of net sales increased in the first quarter of 1999 to 31.0% compared to 30.2% in the first quarter of 1998, mainly due to higher marketing expenses related to the Company's television advertising campaign that began last fall.

         Interest expense, net, decreased to $1.8 million in the first quarter of 1999 from $2.5 million in the first quarter of 1998 due to lower average debt levels and lower average interest rates. The average total debt level, including short-term and long-term bank borrowings, was $120.3 million in the first quarter of 1999 compared to $162.9 million in the first quarter of 1998. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.2% in the first quarter of 1999 compared to 6.5% in the first quarter of 1998.

         The effective tax rate for the Company remained 38.5% in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At May 1, 1999 and May 2, 1998, the Company had $30.0 and $40.0 million of outstanding borrowings under this line-of-credit facility, respectively. Additionally, the Company has a revolving credit facility with four banks. At May 1, 1999 and May 2, 1998, the Company's borrowings under this revolving credit facility were $100.0 million. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

         In the first quarter of 1999, cash and cash equivalents decreased $1.2 million compared to an increase of $11.9 million in the first quarter of 1998. Contributing to the decrease in cash and cash equivalents were increases in inventories to support new store openings and expansions, increases in accounts receivable attributed to higher sales, purchases of treasury stock pursuant to the Company's extended stock repurchase plan and a decrease in accounts payable. This was partially offset by an increase in net income and the associated increases in accrued taxes and an increase in short-term borrowings.

         During the quarter ending May 1, 1999, the Company repurchased $6.2 million, or 241,879 shares of its common stock under its stock repurchase program. This completed the $40.0 million buyback authorized by the Board of Directors in May 1997 under which a total of 1.7 million shares were repurchased. On May 27, 1999, the Company's Board of Directors approved a fourth stock repurchase program, which authorizes the Company to spend up to an additional $20.0 million to purchase shares of its common stock from time to time over a two year period, including repurchases from JUSCO (U.S.A.), Inc., its 62.6% majority owner, on a pro rata basis consistent with the earlier repurchase programs.

         Capital expenditures for the first quarter of fiscal 1999 were $11.0 million compared to $6.6 million in the first quarter of fiscal 1998. The Company used approximately $6.8 million and $5.2 million in the first quarter of fiscal 1999 and 1998, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $44.0 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company's computer information systems and to continue expansions of the Company's Hingham, Massachusetts and Lakeville, Massachusetts facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 1999.

         The Company's primary ongoing cash requirements through the end of fiscal 1999 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, for the execution of the Company's Year 2000 implementation plan and for the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

         The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On May 26, 1999, the Company's Board of Directors approved a quarterly dividend of $0.11 per share payable on June 21, 1999 to shareholders of record as of June 7, 1999.

YEAR 2000

         Most computer programs have historically been written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 ("Y2K") issue could have a material adverse impact on the Company's business, operations and financial condition in the future.*

         The Company has conducted a comprehensive review of (1) its information systems software and hardware; (2) its facilities and distribution equipment; and (3) its third party relationships to identify material systems that could be affected by the Y2K issue and has developed an implementation plan intended to address this issue.

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

         The identification, assessment and remediation phases of the Y2K program have been substantially completed and these phases included both the Company's material information technology systems and hardware ("IT Systems") and the Company's significant non-information technology equipment known to have microchips or other embedded technology ("non-IT Equipment"). The Company currently expects to complete the testing phase, including installation and testing of Year 2000 versions, by approximately fall 1999. Subsequent to preliminary testing, the Company expects to continue periodic testing for new installations, versions or changes. Compliance has been performed using both internal and external resources.

         In addition to Y2K implementation for the Company's internal systems and equipment, the Company is communicating with material suppliers and vendors to determine their state of readiness with respect to Y2K. Assessment of material third party Y2K readiness is currently expected to be substantially completed by mid-1999. Failure of significant suppliers, vendors or other third parties to timely address and remedy Y2K problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's business and operations. The Company believes that the geographically dispersed nature of its business and its diverse supplier and vendor base should minimize such potential adverse effects.*

         The Company presently believes that with modifications to existing software and conversion to new software for certain applications, the Y2K problem will not cause a significant disruption of its operations. However, the Y2K problem is unique and the Company's Y2K compliance program is based on various assumptions and expectations which cannot be assured. Potential risks include loss of electric power or certain communication links, other disruptions to its business such as delayed deliveries from suppliers, as well as disruptions to distribution channels, including ports, transportation services and the Company's own Distribution Center. The Company is in process of developing contingency plans for critical systems and processes, which will be based on the Company's continuing assessment of potential risks. The Company anticipates that these contingency plans will be completed by approximately fall 1999.

         Based on current information, the total estimated cost to address Y2K is approximately $14.0 million; of this, approximately $6.0 million will be charged to expense as incurred.* Approximately $6.6 million has been incurred to date, of which $3.3 million was charged to expense as incurred. All costs incurred to date were budgeted expenditures and were funded as incurred or capitalized in accordance with normal policy and are not currently expected to have a material adverse impact on the Company's financial position or results of operations. The Company has not deferred any material information technology projects as a result of the Year 2000 program. The Company's cost estimates do not include internal personnel costs (primarily salaries and benefits) which the Company does not separately track, costs associated with any contingency plans or costs for addressing and resolving issues as a result of the failure of third parties to become Y2K compliant.

--------------------------------------------------------------------------------
*The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect", "look", "believe", "anticipate", "plan", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, store traffic, acceptance of Talbots fashions, expansion plans and schedule, appropriate balance of merchandise offerings and responsiveness of the Company's core customers, timing and levels of markdowns, and any potential disruptions to the Company's operations caused by failure of any of the Company's IT systems, non-IT equipment or third party suppliers or vendors to by Y2K ready, and in each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K (dated October 30, 1996) filed with the Securities and

Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

             (a)  EXHIBITS

                  11.1 The computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share is incorporated by reference to footnote 5 "Net Income Per Share" on page 7 of this Form 10-Q.

                  27       Financial Data Schedule (for electronic filing only)

             (b)  REPORTS ON FORM 8-K

                  The Company filed Current Reports on Form 8-K on April 29, 1999 and May 26, 1999, respectively, pursuant to which various agreements and documents were filed by the Company, as identified therein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE TALBOTS, INC.




Dated: June 14, 1999                 By: /s/ Edward L. Larsen
                                             -----------------------------------
                                             Edward L. Larsen
                                             Duly authorized officer and Senior
                                             Vice President of Finance, Chief
                                             Financial Officer, and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)