Form 10-Q
period 1999-07-31
TALBOTS INC
filed 1999-09-13
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                         TO
                               ------------------------  ---------------------


Commission file number:  1-12552


                                THE TALBOTS, INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                    41-1111318
     -------------------------------                  ----------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


175 Beal Street, Hingham, Massachusetts                     02043
---------------------------------------                  ----------
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

                                                  Outstanding as of
               Class                              September 7, 1999
               -----
     Common Stock, $0.01 par value                   31,264,729

                               INDEX TO FORM 10-Q


                                                                                                              PAGE
PART I.  FINANCIAL INFORMATION

         Item 1:  Financial Statements
                     Consolidated Statements of Earnings for the Thirteen
                            and Twenty-Six Weeks Ended July 31, 1999 and August
                            1,1998 ...........................................................................   3
                     Consolidated Balance Sheets as of July 31, 1999,
                            January 30, 1999 and August 1, 1998 ..............................................   4
                     Consolidated Statements of Cash Flows for the
                            Twenty-Six Weeks Ended July 31, 1999 and August 1,
                            1998 .............................................................................   5
                     Notes to  Consolidated Financial Statements ............................................. 6-9

         Item 2:  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ............................................................. 10-15

PART II. OTHER INFORMATION

         Item 4:  Submission of Matters to a Vote of Security Holders ......................................... 16

         Item 6:  Exhibits and Reports on Form 8-K ............................................................ 16



PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

  THE TALBOTS, INC. AND SUBSIDIARIES
  --------------------------------------------------------------------------------------------------------------------

  CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
  FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 1999 AND AUGUST 1, 1998
  (Amounts in thousands except per share data)
  --------------------------------------------------------------------------------------------------------------------


                                                                    THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                                  -----------------------       ----------------------
                                                                    JULY 31,    AUGUST 1,       JULY 31,      AUGUST 1,
                                                                     1999         1998            1999          1998
                                                                  ----------    ---------      ---------      ---------

NET SALES                                                         $304,993      $267,687       $597,999       $539,162

COSTS AND EXPENSES
         COST OF SALES, BUYING AND OCCUPANCY                       216,347       192,392        385,228        355,678
         SELLING, GENERAL AND ADMINISTRATIVE                        81,016        71,632        171,842        153,733
                                                                  --------      --------       --------       --------

OPERATING INCOME                                                     7,630         3,663         40,929         29,751

INTEREST EXPENSE - NET                                               1,516         1,574          3,306          4,026
                                                                  --------      --------       --------       --------

INCOME BEFORE TAXES                                                  6,114         2,089         37,623         25,725

INCOME TAX EXPENSE                                                   2,354           804         14,485          9,904
                                                                  --------      --------       --------       --------

NET INCOME                                                        $  3,760      $  1,285       $ 23,138       $ 15,821
                                                                  ========      ========       ========       ========


NET INCOME PER SHARE - BASIC                                      $   0.12      $   0.04       $   0.74       $   0.49
                                                                  ========      ========       ========       ========

NET INCOME PER SHARE - ASSUMING
         DILUTION                                                 $   0.12      $   0.04       $   0.74       $   0.49
                                                                  ========      ========       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
         COMMON STOCK OUTSTANDING - BASIC                           31,179        32,062         31,208         32,038
                                                                  ========      ========       ========       ========

WEIGHTED AVERAGE NUMBER OF
         SHARES OF COMMON STOCK
         OUTSTANDING - ASSUMING DILUTION                            31,557        32,120         31,414         32,038
                                                                  ========      ========       ========       ========


CASH DIVIDENDS PER SHARE                                          $   0.11      $   0.11       $   0.22       $   0.22
                                                                  ========      ========       ========       ========


See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (unaudited)
JULY 31, 1999, JANUARY 30, 1999 AND AUGUST 1, 1998
------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                                                                JULY 31,      JANUARY 30,      AUGUST 1,
                                                                                 1999            1999            1998
                                                                               ---------      ----------      ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  18,235      $  20,195       $ 26,562
  Customer accounts receivable - net                                             101,495        100,825         90,346
  Merchandise inventories                                                        173,068        175,678        145,141
  Deferred catalog costs                                                           4,863          8,400          8,428
  Due from affiliates                                                              8,085          6,653         10,681
  Deferred income taxes                                                            6,987          7,139          8,579
  Prepaid and other current assets                                                28,922         21,025         23,899
                                                                               ---------      ---------       --------
                 TOTAL CURRENT ASSETS                                            341,655        339,915        313,636


PROPERTY AND EQUIPMENT - NET                                                     192,259        189,510        178,275
GOODWILL - NET                                                                    38,873         39,544         40,217
INTANGIBLES -  NET                                                                  --             --              294
TRADEMARKS - NET                                                                  81,844         83,036         84,229
DEFERRED INCOME TAXES                                                              5,519          5,059          5,640
                                                                               ---------      ---------       --------
TOTAL ASSETS                                                                   $ 660,150      $ 657,064       $622,291
                                                                               =========      =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                             $  55,556      $  66,356       $ 39,526
  Accrued liabilities                                                             66,732         72,038         57,888
  Income taxes payable                                                              --             --              849
                                                                               ---------      ---------       --------
                 TOTAL CURRENT LIABILITIES                                       122,288        138,394         98,263

LONG-TERM DEBT                                                                   100,000        100,000        100,000
DEFERRED RENT UNDER LEASE COMMITMENTS                                             17,789         16,597         15,812
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 40,000,000 authorized;
     35,603,250 shares, 35,321,545 shares and  32,252,098 shares issued, respectively, and 31,264,729 shares, 31,258,903 shares and 32,086,680
     shares outstanding, respectively                                                356            353            353
  Additional paid-in capital                                                     301,400        294,089        291,983
  Retained earnings                                                              238,597        222,318        208,453
  Accumulated other comprehensive income (loss)                                   (1,929)        (2,431)        (1,001)
  Restricted stock awards                                                         (2,482)        (3,157)        (3,151)
  Treasury stock, at cost; 4,338,521 shares, 4,062,642 shares
     and 3,165,418 shares, respectively                                         (115,869)      (109,099)       (88,421)
                                                                               ---------      ---------       --------
                 TOTAL STOCKHOLDERS' EQUITY                                      420,073        402,073        408,216
                                                                               ---------      ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 660,150      $ 657,064       $622,291
                                                                               =========      =========       ========





See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 1999 AND AUGUST 1, 1998
(In thousands)
---------------------------------------------------------------------------------------------------------

                                                                                  TWENTY-SIX WEEKS ENDED
                                                                                -------------------------
                                                                                  July 31,      August 1,
                                                                                   1999           1998
                                                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                       $ 23,138      $  15,821
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                                21,105         19,962
      Deferred rent                                                                 1,196          1,168
      Net non-cash compensation activity                                              589            641
      Loss on disposal of property and equipment                                      626            797
      Deferred income taxes                                                          (306)          (833)
      Changes in current assets and liabilities:
         Customer accounts receivable                                                (671)         6,723
         Merchandise inventories                                                    2,593         49,799
         Deferred catalog costs                                                     3,537          3,432
         Due from affiliates                                                       (1,432)        (2,113)
         Prepaid and other current assets                                          (5,755)         8,001
         Accounts payable                                                         (10,798)       (18,475)
         Accrued liabilities                                                       (5,273)           646
         Income taxes payable                                                        --              849
                                                                                 --------      ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                     28,549         86,418
                                                                                 --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                                               (22,686)       (14,526)
Proceeds from disposal of property and equipment                                        5             97
                                                                                 --------      ---------
     NET CASH USED IN INVESTING ACTIVITIES                                        (22,681)       (14,429)
                                                                                 --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments under notes payable to banks                                                --         (100,000)
Borrowings of long-term debt                                                         --           50,000
Proceeds from options exercised                                                     5,274          1,192
Proceeds from issuance of restricted stock                                           --                3
Cash dividends                                                                     (6,860)        (7,023)
Purchase of treasury stock                                                         (6,206)          --
                                                                                 --------      ---------
     NET CASH USED IN FINANCING ACTIVITIES                                         (7,792)       (55,828)
                                                                                 --------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (36)          (279)
                                                                                 --------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,960)        15,882

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     20,195         10,680
                                                                                 --------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 18,235      $  26,562
                                                                                 ========      =========



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


4.   COMPREHENSIVE INCOME

     In February 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income for the thirteen and twenty-six weeks ended July 31, 1999 are $4,281 and $23,640, respectively, and $1,831 and $16,818, respectively, for the thirteen and twenty-six weeks ended August 1, 1998, which is comprised of net income and the impact of the cumulative foreign currency translation adjustment.

5.   NET INCOME PER SHARE

     The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week period ended July 31, 1999 all outstanding options to purchase common stock were included in the computation of diluted net income per share; however, for the thirteen week period ended August 1, 1998, options to purchase 1,349,890 shares of common stock were not included because the options' exercise prices were greater than the average market price of the common shares. For the twenty-six week period ended July 31, 1999 and August 1, 1998, 462,666 and 1,828,654 shares, respectively, were not included in the computation.

                                                                  For the
                                       For the thirteen      Twenty-six weeks
                                          weeks ended             ended
                                      -------------------   --------------------
                                      July 31,  August 1,   July 31,  August 1,
                                       1999       1998       1999       1998
                                      -------------------   --------------------

Shares for computation of
     basic net income per share       31,179     32,062     31,208     32,038
Effect of assumed option
     exercises                           378         58        206       --
                                      ------     ------     ------     ------
Shares for computation of
     diluted net income per share     31,557     32,120     31,414     32,038
                                      ======     ======     ======     ======


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

     The Company has two reportable segments, its retail stores (the "Stores Segment"), which include the Company's United States, Canada and United Kingdom retail store operations, and its catalog operations (the "Catalog Segment"). The Company's reportable segments offer similar products, however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women's and children's classic apparel, accessories and shoes through its retail stores, while the Catalog Segment derives its revenues from the sale of the same products through its approximately 28 distinct catalog mailings per year.

     The following is segment information for the thirteen and twenty-six weeks ending July 31, 1999 and August 1, 1998:

                                                            Thirteen Weeks Ended
                               ------------------------------------------------------------------------
                                          July 31, 1999                       August 1, 1998
                               ---------------------------------     ----------------------------------
                               Stores       Catalog       Total       Stores       Catalog      Total
                               ---------------------------------     ----------------------------------
Sales to external
  customers                   $264,154      $40,839     $304,993     $235,352      $32,335     $267,687
Direct profit                   28,217        3,904       32,121       23,934          564       24,498

                                                           Twenty-Six Weeks Ended
                               ------------------------------------------------------------------------
                                          July 31, 1999                       August 1, 1998
                               ---------------------------------     ----------------------------------
                               Stores       Catalog       Total       Stores       Catalog      Total
                               ---------------------------------     ----------------------------------
Sales to external
  customers                    $507,604     $90,395     $597,999     $461,172      $77,990     $539,162
Direct profit                    76,035      13,286       89,321       64,041        6,876       70,917


     The following reconciles direct profit to consolidated operating income:

                                                     Thirteen Weeks               Twenty-Six Weeks
                                                          Ended                        Ended
                                                  ---------------------         ---------------------
                                                  July 31,    August 1,         July 31,    August 1,
                                                    1999        1998              1999        1998
                                                  ---------------------         ---------------------
Total direct profit for reportable
  segments                                        $32,121     $24,498           $89,321     $70,917
Less: indirect expenses                            24,491      20,835            48,392      41,166
                                                  -------     -------           -------     -------
Consolidated operating income                       7,630       3,663            40,929      29,751
                                                  =======     =======           =======     =======



7.   NEW ACCOUNTING PRONOUNCEMENTS

     On January 31, 1999 the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which establishes accounting standards for costs incurred in the development or implementation of computer software. These new standards require the capitalization of certain software implementation costs and provide guidance on those costs which should be expensed as incurred. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements.

     On January 31, 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that start-up activities be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 significantly modifies accounting and reporting standards for derivatives and hedging activities. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation for the Company until the quarter ending April 27, 2001. The impact of SFAS No. 133 and SFAS No. 137 on the Company, if any, has not yet been determined.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of earnings for the fiscal periods shown below:

---------------------------------------------------------------------------------------------------------------------
                                                      Thirteen Weeks Ended            Twenty-Six Weeks Ended
---------------------------------------------------------------------------------------------------------------------
                                                 July 31, 1999    August 1, 1998   July 31, 1999       August 1, 1998
                                                  (unaudited)       (unaudited)     (unaudited)         (unaudited)
---------------------------------------------------------------------------------------------------------------------
   Net sales                                         100.0%           100.0%            100.0%              100.0%
---------------------------------------------------------------------------------------------------------------------
   Cost of sales, buying and occupancy                70.9%            71.9%             64.4%               66.0%
   expenses
---------------------------------------------------------------------------------------------------------------------
   Selling, general and administrative                26.6%            26.8%             28.7%               28.5%
   expenses
---------------------------------------------------------------------------------------------------------------------
   Operating income                                    2.5%             1.4%              6.8%                5.5%
---------------------------------------------------------------------------------------------------------------------
   Interest expense, net                               0.5%             0.6%              0.6%                0.7%
---------------------------------------------------------------------------------------------------------------------
   Income before income taxes                          2.0%             0.8%              6.3%                4.8%
---------------------------------------------------------------------------------------------------------------------
   Income taxes                                        0.8%             0.3%              2.4%                1.8%
---------------------------------------------------------------------------------------------------------------------
   Net income                                          1.2%             0.5%              3.9%                2.9%
---------------------------------------------------------------------------------------------------------------------

THE THIRTEEN WEEKS ENDED JULY 31, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 1, 1998 (SECOND QUARTER)

     Net sales in the second quarter of 1999 increased by $37.3 million to $305.0 million, or 13.9% over the second quarter of 1998. Operating income was $7.6 million in the second quarter of 1999 compared to $3.7 million in the second quarter of 1998, an increase of 105.4%.

     Retail store sales in the second quarter of 1999 increased by $28.8 million to $264.2 million, or 12.2%, over the second quarter of 1998. The percentage of the Company's net sales derived from its retail stores decreased to 86.6% in the second quarter of 1999 compared to

87.9% in the second quarter of 1998, primarily due to strong catalog sales. The increase in retail store sales in total dollars was attributable to an increase of $17.4 million in comparable stores sales, or 8.3%, from the same period for the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared. Also contributing to the increase in retail store sales was the three net new stores opened in the second quarter of 1999, the 12 new stores opened in the first quarter of 1999 and the 20 net non-comparable stores that opened in the last two quarters of 1998.

     Catalog sales in the second quarter of 1999 increased by $8.5 million, to $40.8 million, an increase of 26.3% from the second quarter of 1998. The percentage of the Company's net sales from its catalogs increased to 13.4% in the second quarter of 1999 compared to 12.1% in the second quarter of 1998. The increase in catalog sales was mainly attributable to continued strong full price selling across all catalogs, including the new Summer Essentials book and a strong response to the Company's June semi-annual sale book.

     Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 70.9% in the second quarter of 1999 from 71.9% in the second quarter of 1998 due primarily to higher merchandise margins resulting from continued strong selling of full-priced merchandise coupled with leverage improvements in occupancy expenses.

     Selling, general and administrative expenses as a percentage of net sales decreased in the second quarter of 1999 to 26.6% compared to 26.8% in the second quarter of 1998. Strong sales during the quarter generated additional leverage on catalog production, store operating and store payroll expenses and was partially offset by higher marketing expenses and higher MIS expenses relating to the Company's Year 2000 remediation efforts.

     Interest expense, net, decreased to $1.5 million in the second quarter of 1999 from $1.6 million in the second quarter of 1998 due to lower interest rates, partially offset by slightly higher debt levels. The average total debt level, including short-term and long-term bank borrowings, was $120.8 million in the second quarter of 1999 compared to $117.0 million in the second quarter of 1998. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.0% in the second quarter of 1999 compared to 6.6% in the second quarter of 1998.

     The effective tax rate for the Company remained 38.5% in the second quarter of 1999.

THE TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 1, 1998.

     Net sales in the first 26 weeks of 1999 increased by $58.8 million to $598.0 million, or 10.9%, over the first 26 weeks of 1998. Operating income was $40.9 million in the first 26 weeks of 1999 compared to $29.8 million in the first 26 weeks of 1998, an increase of 37.2%.

     Retail store sales in the first 26 weeks of 1999 increased by $46.4 million, to $507.6 million, or 10.1%, over the first 26 weeks of 1998. The percentage of the Company's net sales derived from its retail stores was 84.9% in the first 26 weeks of 1999 versus 85.5% in the first 26 weeks of 1998. The increase in retail store sales in total dollars was attributable to an increase of $22.9 million in comparable store sales, or 5.6%, over the comparable 26 week period in the previous year. The increase in comparable store sales was mainly due to strong customer acceptance of the Company's spring assortment, strong response to its June semi-annual sale and strong performance in its newer concepts including Talbots Kids and Talbots Accessories and Shoes. Additionally, the increase in retail store sales was attributable to the 15 net new stores opened in the first 26 weeks of 1999 and the 20 net non-comparable stores that opened in the last 26 weeks of 1998.

     Catalog sales in the first 26 weeks of 1999 increased by $12.4 million, to $90.4 million, or 15.9% compared to the first 26 weeks of 1998. The increase in catalog sales was mainly attributable to continued strong full price selling across all catalogs, including the Company's new Summer Essentials book, its Talbots Woman books and a strong response to its June semi-annual sale book.

     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 64.4% in the first 26 weeks of 1999 from 66.0% in the first 26 weeks of 1998. The decrease in cost of sales, buying and occupancy expenses as a percentage of sales is due primarily to higher merchandise gross margin and increased leverage on store occupancy expenses. The higher merchandise gross margin was the result of stronger full-price selling for the 1999 period compared to 1998.

     Selling, general and administrative expenses increased as a percentage of net sales to 28.7% in the first 26 weeks of 1999 from 28.5% in the first 26 weeks of 1998 due to higher marketing expenses related to the Company's advertising campaign and higher MIS expenses relating to its year 2000 remediation efforts. The increase was substantially offset by lower catalog production costs and lower store operating expenses as a percent of sales.

     Interest expense, net, decreased by $0.7 million, to $3.3 million for the first 26 weeks of 1999 from the first 26 weeks of 1998 due to lower average debt levels and interest rates. The average total debt level, including short-term and long-term bank borrowings, was $120.5 million in the first 26 weeks of 1999 compared to $140.0 million in the first 26 weeks of 1998. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.1% in the first 26 weeks of 1999 compared to 6.5% in the first 26 weeks of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At July 31, 1999 and at August 1, 1998 the Company had no outstanding borrowings under this facility. Additionally, the Company has a $100.0 million revolving credit facility with four banks. At July 31, 1999 and August 1, 1998, the Company's borrowings under this revolving credit facility were $100.0 million. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first 26 weeks of 1999, cash and cash equivalents decreased $2.0 million compared to an increase of $15.9 million for the same period in 1998. Contributing to the decrease in cash and cash equivalents were increases in capital expenditures for store expansion and renovations, significant MIS projects including Year 2000 remediation efforts, the expansion of the Hingham, Massachusetts corporate offices, merchandise inventory purchases and the repurchase of common stock under the Company's stock repurchase program.

     During the first quarter of 1999, the Company repurchased $6.2 million, or 241,879 shares of its common stock under its stock repurchase program. This completed the $40.0 million buyback authorized by the Board of Directors in May 1997 under which a total of 1.7 million shares were repurchased. On May 27, 1999, the Company's Board of Directors approved a fourth stock repurchase program, which authorizes the Company to spend up to an additional $20.0 million to purchase shares of its common stock from time to time over a two year period, including repurchases from JUSCO (U.S.A.), Inc., its 62.2% majority owner, on a pro rata basis consistent with the earlier repurchase programs. No purchases were made under this program during the thirteen weeks ending July 31, 1999.

     Capital expenditures for the first 26 weeks of fiscal 1999 were $22.7 million compared to $14.5 million in fiscal 1998. The Company used approximately $12.3 million and $10.2 million in the first 26 weeks of fiscal 1999 and 1998, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $32.3 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company's computer information systems and to continue expansions of the Company's Hingham Massachusetts and Lakeville Massachusetts facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 1999.

     The Company's primary ongoing cash requirements through the next twelve months are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, expenditures related to the execution of the Company's Year 2000 remediation plan and for the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet its currently expected cash requirements for the foreseeable future.*

     The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On August 12, 1999, the Company's Board of Directors approved an increase in its quarterly dividend to $0.12 per share payable on September 20, 1999 to shareholders of record as of September 7, 1999.


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

Phase IV:      Testing of systems and components following remediation

Phase V: Developing contingency plans to address the most reasonably likely worst case Y2K scenarios

     The identification, assessment and remediation phases of the Y2K program have been substantially completed and these phases included both the Company's material information technology systems and hardware ("IT Systems") and the Company's significant non-information technology equipment known to have microchips or other embedded technology ("non-IT Equipment"). The Company currently expects to complete the testing phase, including installation and testing of Year 2000 versions, by the fall of 1999. Subsequent to preliminary testing, the Company expects to continue periodic testing for new installations, versions or changes. Compliance has been performed using both internal and external resources.

     In addition to Y2K remediation of the Company's internal systems and equipment, the

Company is communicating with material suppliers and vendors to determine their state of readiness with respect to Y2K. Assessment of material third party Y2K readiness is substantially completed. Failure of significant suppliers, vendors or other third parties to timely address and remedy Y2K problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's business and operations. The Company believes that the geographically dispersed nature of its business and its diverse supplier and vendor base should minimize such potential adverse effects.*

     The Company presently believes that with modifications to existing software and conversion to new software for certain applications, the Y2K problem will not cause a significant disruption of its operations. However, the Y2K problem is unique and the Company's Y2K compliance program is based on various assumptions and expectations which cannot be assured. Potential risks include loss of electric power or certain communication links, other disruptions to its business such as delayed deliveries from suppliers, as well as disruptions to distribution channels, including ports, transportation services and the Company's own Distribution Center. The Company is in process of developing contingency plans for critical systems and processes, which will be based on the Company's continuing assessment of potential risks. The Company anticipates that these contingency plans will be completed by the fall of 1999.

     Based on current information, the total estimated cost to address Y2K is approximately $12.0 million; of this, approximately $6.0 million will be charged to expense as incurred.* Approximately $9.6 million has been incurred to date, of which $4.9 million was charged to expense as incurred. All costs incurred to date were budgeted expenditures and were funded as incurred or capitalized in accordance with normal policy and are not currently expected to have a material adverse impact on the Company's financial position or results of operations. The Company has not deferred any material information technology projects as a result of the Year 2000 program. The Company's cost estimates do not include internal personnel costs (primarily salaries and benefits) which the Company does not separately track, costs associated with any contingency plans or costs for addressing and resolving issues as a result of the failure of third parties to become Y2K compliant.


--------------------------------------------------------------------------------
*The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect","look", "believe", "anticipate", "plan", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, store traffic, acceptance of Talbots fashions, expansion plans and schedule, appropriate balance of merchandise offerings and responsiveness of the Company's core customers, timing and levels of markdowns, and any potential disruptions to the Company's operations caused by failure of any of the Company's IT systems, non-IT equipment or third party suppliers or vendors to by Y2K ready, and in each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K (dated October 30, 1996) filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 27, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following persons were elected to serve as directors of the Company: Takuya Okada, Arnold B. Zetcher, Eiji Akiyama, Elizabeth T. Kennan, H. James Metcher, Motoya Okada, Isao Tsuruta and Mark H. Willes. There are no other directors of the Company.

          At the Annual Meeting, no fewer than 29,343,429 votes were cast in favor of, and no more than 184,929 were withheld with respect to, the proposal to elect the above-listed persons as directors of the Company. See Schedule of Votes attached hereto and made a part hereof for a separate tabulation with respect to each nominee for office.

          At the Annual Meeting, on a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the 1999 fiscal year, 29,384,287 votes were cast in favor of such proposal, 35,072 votes were cast against and 108,998 votes abstained.


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



                                THE TALBOTS, INC.




Dated:  September 13, 1999      By: /s/ Edward L. Larsen
                                   --------------------------------------
                                   Edward L. Larsen
                                   Duly authorized officer and Senior
                                   Vice President of Finance, Chief
                                   Financial Officer, and Treasurer
                                   (Principal Financial and Accounting Officer)

                                               ATTACHMENT TO REPORT ON FORM 10-Q




                             SCHEDULE OF VOTES


                          Total Votes For        Total Votes Withheld
                          Each Director          From Each Director
                          -------------------------------------------

Takuya Okada                 29,343,474                      184,884
Arnold B. Zetcher            29,344,105                      184,253
Eiji Akiyama                 29,343,547                      184,811
Elizabeth T. Kennan          29,343,650                      184,708
H. James Metscher            29,344,865                      183,493
Motoya Okada                 29,343,748                      184,610
Isao Tsuruta                 29,343,429                      184,929
Mark H. Willes               29,344,670                      183,688