Form 10-Q
period 1999-10-30
TALBOTS INC
filed 1999-12-13
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ________________

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

      Yes   X            No
          -----              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding as of
             Class                                          December 7, 1999
             -----                                          ----------------
   Common Stock, $0.01 par value                               31,489,170

                               INDEX TO FORM 10-Q

                                                                                                  PAGE
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

   Item 1:  Financial Statements
                   Consolidated Statements of Earnings for the Thirteen and Thirty-Nine
                     Weeks Ended October 30, 1999 and October 31,1998..........................     3
                   Consolidated Balance Sheets as of October 30, 1999, January 30, 1999 and
                     October 31, 1998..........................................................     4
                   Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
                     October 30, 1999 and October 31, 1998.....................................     5
                   Notes to  Consolidated Financial Statements.................................   6-9

   Item 2:  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations....................................................... 10-15

PART II. OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K...................................................    16

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         THE TALBOTS, INC. AND SUBSIDIARIES
         -----------------------------------------------------------------------
         CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
         FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998
         (Amounts in thousands except per share data)
         -----------------------------------------------------------------------

                                                            THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                          -------------------------   -------------------------
                                                          OCTOBER 30,   OCTOBER 31,   OCTOBER 30,   OCTOBER 31,
                                                             1999          1998          1999          1998
                                                          -----------   -----------   -----------   -----------
NET SALES                                                  $317,347      $267,715      $915,346      $806,877

COSTS AND EXPENSES
    COST OF SALES, BUYING AND OCCUPANCY                     185,735       160,877       570,963       516,555
    SELLING, GENERAL AND ADMINISTRATIVE                      97,371        84,548       269,213       238,281
                                                           --------      --------      --------      --------

OPERATING INCOME                                             34,241        22,290        75,170        52,041

INTEREST EXPENSE - net                                        1,682         1,591         4,988         5,617
                                                           --------      --------      --------      --------

INCOME BEFORE TAXES                                          32,559        20,699        70,182        46,424

INCOME TAX EXPENSE                                           12,535         7,969        27,020        17,873
                                                           --------      --------      --------      --------

NET INCOME                                                 $ 20,024      $ 12,730      $ 43,162      $ 28,551
                                                           ========      ========      ========      ========

NET INCOME PER SHARE - BASIC                               $   0.64      $   0.40      $   1.38      $   0.89
                                                           ========      ========      ========      ========
NET INCOME PER SHARE - ASSUMING
    DILUTION                                               $   0.63      $   0.40      $   1.37      $   0.89
                                                           ========      ========      ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING - BASIC                         31,358        31,986        31,258        32,021
                                                           ========      ========      ========      ========
WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING - ASSUMING DILUTION                          31,797        31,986        31,514        32,021
                                                           ========      ========      ========      ========

CASH DIVIDENDS PER SHARE                                   $   0.12      $   0.11      $   0.34      $   0.33
                                                           ========      ========      ========      ========


See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (unaudited)
OCTOBER 30, 1999, JANUARY 30, 1999 AND OCTOBER 31, 1998
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                               OCTOBER 30,       JANUARY 30,       OCTOBER 31,
                                                                                 1999               1999              1998
                                                                               -----------       -----------       -----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 11,585          $ 20,195           $ 6,279
  Customer accounts receivable - net                                             110,659           100,825            97,727
  Merchandise inventories                                                        216,125           175,678           198,780
  Deferred catalog costs                                                           7,898             8,400             8,957
  Due from affiliates                                                              8,972             6,653            10,197
  Deferred income taxes                                                            7,626             7,139             6,457
  Prepaid and other current assets                                                24,205            21,025            23,554
                                                                                -------           --------          --------
                 TOTAL CURRENT ASSETS                                            387,070           339,915           351,951

PROPERTY AND EQUIPMENT - NET                                                     197,915           189,510           183,071
GOODWILL - NET                                                                    38,537            39,544            39,881
INTANGIBLES -  NET                                                                    --                --               147
TRADEMARKS - NET                                                                  81,248            83,036            83,632
DEFERRED INCOME TAXES                                                              3,914             5,059             5,272
                                                                                --------          --------          --------
TOTAL ASSETS                                                                    $708,684          $657,064          $663,954
                                                                                ========          ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes payable to banks                                                         $ 15,000          $     --          $ 15,000
  Accounts payable                                                                52,748            66,356          $ 55,706
  Accrued liabilities                                                             78,318            72,038            67,874
  Income taxes payable                                                                --                --             1,511
                                                                                --------          --------          --------
                 TOTAL CURRENT LIABILITIES                                       146,066           138,394           140,091


LONG-TERM DEBT                                                                   100,000           100,000           100,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                             18,232            16,597            16,306

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 40,000,000 authorized;
     35,948,340 shares, 35,321,545 shares and 35,258,798 shares issued, respectively, and 31,526,662 shares, 31,258,903 shares and 31,623,217
     shares outstanding, respectively                                                359               353               353
  Additional paid-in capital                                                     312,541           294,089           292,120
  Retained earnings                                                              254,869           222,318           217,654
  Accumulated other comprehensive income (loss)                                   (1,924)           (2,431)           (1,203)
  Restricted stock awards                                                         (2,311)           (3,157)           (2,976)
  Treasury stock, at cost; 4,421,678 shares, 4,062,642 shares
     and 3,635,581 shares, respectively                                         (119,148)         (109,099)          (98,391)
                                                                                --------          --------          --------
                 TOTAL STOCKHOLDERS' EQUITY                                      444,386           402,073           407,557
                                                                                --------          --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $708,684          $657,064          $663,954
                                                                                ========          ========          ========


See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998
(In thousands)
--------------------------------------------------------------------------------


                                                                              THIRTY-NINE WEEKS ENDED
                                                                          ------------------------------
                                                                          OCTOBER 30,        OCTOBER 31,
                                                                              1999             1998
                                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                                                 $ 43,162          $ 28,551
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                          31,919            29,458
      Deferred rent                                                           1,622             1,668
      Net non-cash compensation activity                                        760               931
      Loss on disposal of property and equipment                              1,420             1,051
      Deferred income taxes                                                     668             1,656
      Changes in current assets and liabilities:
         Customer accounts receivable                                        (9,814)             (666)
         Merchandise inventories                                            (40,323)           (3,970)
         Deferred catalog costs                                                 502             2,903
         Due from affiliates                                                 (2,319)           (1,629)
         Prepaid and other current assets                                       946             8,221
         Accounts payable                                                   (13,622)           (2,284)
         Accrued liabilities                                                  6,256            10,638
         Income taxes payable                                                    --             1,511
                                                                           --------          --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                               21,177            78,039
                                                                           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Additions to property and equipment                                         (38,891)          (28,018)
Proceeds from disposal of property and equipment                                 30               106
                                                                           --------          --------
     NET CASH USED IN INVESTING ACTIVITIES                                  (38,861)          (27,912)
                                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Advances (payments) under notes payable to banks                             15,000           (85,000)
Borrowings of long-term debt                                                     --            50,000
Proceeds from options exercised                                              14,048             1,211
Proceeds from issuance of restricted stock                                       --                 3
Cash dividends                                                              (10,612)          (10,554)
Purchase of treasury stock                                                   (9,485)           (9,970)
                                                                           --------          --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      8,951           (54,310)
                                                                           --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         123              (218)
                                                                           --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (8,610)           (4,401)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               20,195            10,680
                                                                           --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 11,585          $  6,279
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

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


1.       OPINION OF MANAGEMENT

         With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the "Company") that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 30, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

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


4.       COMPREHENSIVE INCOME

         In February 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income for the thirteen and thirty-nine weeks ended October 30, 1999 are $20,029 and $43,669, respectively, and $12,528 and $29,346, respectively, for the thirteen and thirty-nine weeks ended October 31, 1998, which is comprised of net income and the impact of the cumulative foreign currency translation adjustment.

5.       NET INCOME PER SHARE

         The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week period ended October 30, 1999 and October 31, 1998, options to purchase 10,500 shares and 1,738,945 shares, respectively, of common stock were not included because the options' exercise prices were greater than the average market price of the common shares. For the thirty-nine week period ended October 30, 1999 and October 31, 1998, 358,000 and 1,738,945 shares, respectively, were not included in the computation.


                                           For the thirteen weeks              For the thirty-nine
                                                   ended                            weeks ended
                                       -------------------------------     ---------------------------
                                        October 30,       October 31,      October 30,     October 31,
                                           1999              1998             1999            1998
                                       ------------       -----------      -----------     -----------
Shares for computation of
     basic net income per share            31,358           31,986           31,258          32,021
Effect of assumed option
      Exercises                               439                0              256               0
                                           ------           ------           ------          ------
Shares for computation of
     diluted net income per share          31,797           31,986           31,514          32,021
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

         The Company has two reportable segments, its retail stores (the "Stores Segment"), which include the Company's United States, Canada and United Kingdom retail store operations, and its catalog operations (the "Catalog Segment"). The Company's reportable segments offer similar products, however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women's and children's classic apparel, accessories and shoes through its retail stores, while the Catalog Segment derives its revenues from the sale of the same products through its approximately 29 distinct catalog mailings per year.

         The following is segment information for the thirteen and thirty-nine weeks ending October 30, 1999 and October 31, 1998:



                                                           Thirteen Weeks Ended
                             -----------------------------------------------------------------------------
                                      October 30, 1999                          October 31, 1998
                             ------------------------------------        ---------------------------------
                               Stores       Catalog       Total           Stores      Catalog      Total
                             ---------     ---------     --------        --------    ---------    --------
   Sales to external
        customers             $271,404      $45,943      $317,347        $227,959     $39,756     $267,715
   Direct profit                52,133        6,589        58,723          37,180       6,482       43,662

                                                           Thirty-nine Weeks Ended
                             -----------------------------------------------------------------------------
                                      October 30, 1999                          October 31, 1998
                             ------------------------------------        ---------------------------------
                               Stores       Catalog       Total           Stores      Catalog       Total
                             ---------     ---------     --------        --------    ---------    --------
   Sales to external
         customers            $779,008     $136,338      $915,346        $689,131    $117,746     $806,877
   Direct profit               128,168       19,875       148,043         101,221      13,358      114,579


     The following reconciles direct profit to consolidated operating income:

                                            Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                        ------------------------------      ------------------------------
                                        October 30,        October 31,      October 30,        October 31,
                                           1999               1998             1999               1998
                                        -----------        -----------      -----------        -----------
  Total direct profit for
         reportable segments             $ 58,723           $ 43,662          $148,043           $114,579
  Less: indirect expenses                  24,482             21,372            72,873             62,538
                                         --------           --------          --------           --------
  Consolidated operating income          $ 34,241           $ 22,290          $ 75,170           $ 52,041
                                         ========           ========          ========           ========


7.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 31, 1999 the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which establishes accounting standards for costs incurred in the development or implementation of computer software. These new standards require the capitalization of certain software implementation costs and provide guidance on those costs, which should be expensed as incurred. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements.

         On January 31, 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that start-up activities be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 significantly modifies accounting and reporting standards for derivatives and hedging activities. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of FAS 133 for the Company until the quarter ending April 27, 2001. The impact of SFAS No. 133 and SFAS No. 137 on the Company, if any, has not yet been determined.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of earnings for the fiscal periods shown below:



                                                  Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                               ---------------------------     ----------------------------
                                               October 30,     October 31,     October 30,      October 31,
                                                  1999            1998            1999             1998
                                               (unaudited)     (unaudited)     (unaudited)      (unaudited)
                                               -----------     -----------     -----------      -----------
   Net sales                                     100.0%           100.0%         100.0%            100.0%

   Cost of sales, buying and occupancy
    expenses                                      58.5%            60.1%          62.4%             64.0%

   Selling, general and administrative
    expenses                                      30.7%            31.6%          29.4%             29.5%

   Operating income                               10.8%             8.3%           8.2%              6.4%

   Interest expense, net                           0.5%             0.6%           0.5%              0.7%

   Income before income taxes                     10.3%             7.7%           7.7%              5.8%

   Income taxes                                    4.0%             3.0%           3.0%              2.2%

   Net income
                                                   6.3%             4.8%           4.7%              3.5%


THE THIRTEEN WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 31, 1998 (THIRD QUARTER)

         Net sales in the third quarter of 1999 increased by $49.6 million to $317.3 million, or 18.5% over the third quarter of 1998. Operating income was $34.2 million in the third quarter of 1999 compared to $22.3 million in the third quarter of 1998, an increase of 53.4%.

         Retail store sales in the third quarter of 1999 increased by $43.5 million to $271.4 million, an increase of 19.1% from the third quarter of 1998. The percentage of the Company's net sales derived from its retail stores increased to 85.5% in the third quarter of 1999 compared to 85.1% in the third quarter of 1998. The increase in retail store sales was attributable to an increase of $29.6 million in comparable stores sales, or 14.8%, from the same period for the previous year. The increase in comparable store sales was mainly due to strong full price selling across all product lines. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared. Also contributing to the increase in retail store sales was the 16 net new stores opened in the third quarter of 1999, the 15 net new stores opened in the first two quarters of 1999 and the 3 net non-comparable stores that opened in the fourth quarter of 1998.

         Catalog sales in the third quarter of 1999 increased by $6.1 million, to $45.9 million, an increase of 15.3% from the third quarter of 1998. The increase in catalog sales was mainly attributable to continued strong selling across all key full price catalogs, including the Company's major fall and holiday books, and strong response to its September sale book. The percentage of the Company's net sales from its catalogs decreased to 14.5% in the third quarter of 1999 compared to 14.9% in the third quarter of 1998 primarily due to store sales increasing at a greater rate than catalog sales. In November 1999 the Company announced the launch of its e-commerce website; sales from this channel of distribution will be reported in catalog sales beginning in the fourth quarter of fiscal 1999.

         Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

         Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 58.5% in the third quarter of 1999 from 60.1% in the third quarter of 1998 due primarily to leverage improvements in occupancy expenses created by strong comparable store sales and higher merchandise margins resulting from continued strong selling of full-priced merchandise.

         Selling, general and administrative expenses as a percentage of net sales decreased in the third quarter of 1999 to 30.7% compared to 31.6% in the third quarter of 1998. Strong sales during the quarter generated additional leverage on catalog production, general and administrative, store payroll and Information Services expenses.

         Interest expense, net, increased to $1.7 million in the third quarter of 1999 from $1.6 million in the third quarter of 1998 due to higher average debt levels partially offset by lower average interest rates. The average total debt level, including short-term and long-term bank borrowings, was $123.5 million in the third quarter of 1999 compared to $104.9 million in the third quarter of 1998. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.3% in the third quarter of 1999 compared to 6.7% in the third quarter of 1998.

         The effective tax rate for the Company remained 38.5% in the third quarter of 1999.

THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998.

     Net sales in the first 39 weeks of 1999 increased by $108.4 million to $915.3 million, or 13.4% over the first 39 weeks of 1998. Operating income was $75.2 million in the first 39 weeks of 1999 compared to $52.0 million in the first 39 weeks of 1998, an increase of 44.6%.

         Retail store sales in the first 39 weeks of 1999 increased by $89.9 million, to $779.0 million, an increase of 13.0% from the first 39 weeks of 1998. The increase in retail store sales was attributable to an increase of $52.6 million in comparable store sales, or 8.6%, over the comparable 39 week period in the previous year. The increase in comparable store sales was mainly due to strong full price selling across all product lines. Also contributing to the increase in retail store sales was the 31 net new stores opened in the first thirty-nine weeks of 1999 and the 3 net non-comparable stores that opened in the fourth quarter of 1998.The percentage of the Company's net sales derived from its retail stores declined to 85.1% in the first 39 weeks of 1999 versus 85.4% in the first 39 weeks of 1998 due to the strength of catalog sales, which posted a 15.7% increase for the period.

         Catalog sales in the first 39 weeks of 1999 increased by $18.5 million, to $136.3 million, or 15.7 %, compared to the first 39 weeks of 1998. The increase in catalog sales was mainly attributable to continued strong selling across all major full price catalogs and strong response to both the Company's June and September sale books.

         Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 62.4% in the first 39 weeks of 1999 from 64.0% in the first 39 weeks of 1998 and was primarily due to higher merchandise gross margin and increased leverage on store occupancy expenses. The higher merchandise gross margin was the result of stronger full-price selling and improved markon for the 1999 period compared to 1998.

         Selling, general and administrative expenses decreased as a percentage of net sales to 29.4% in the first 39 weeks of 1999 from 29.5% in the first 39 weeks of 1998 due to increased leverage on catalog production expenses including a planned reduction in page counts matched with increased overall circulation designed to maximize sales productivity per page. This decrease was substantially offset by higher marketing expenses related to the Company's advertising campaign and higher Information Services expenses, including its year 2000 remediation efforts and the development of its new e-commerce website, as a percent of sales.

         Interest expense, net, decreased by $0.6 million, to $5.0 million for the first 39 weeks of 1999 from the first 39 weeks of 1998 due to lower average debt levels and interest rates. The average total debt level, including short-term and long-term bank borrowings, was $121.5 million in the first 39 weeks of 1999 compared to $128.3 million in the first 39 weeks of 1998. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.1% in the first 39 weeks of 1999 compared to 6.6% in the first 39 weeks of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At October 30, 1999 and October 31, 1998 the Company had $15.0 million outstanding under this facility. Additionally, the Company has a $100.0 million revolving credit facility with four banks. At October 30, 1999 and October 31, 1998, the Company's borrowings under this revolving credit facility were $100.0 million. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

         In the first 39 weeks of 1999, cash and cash equivalents decreased $8.6 million compared to a decrease of $4.4 million for the same period in 1998. Contributing to the decrease in cash and cash equivalents in 1999 were increases in capital expenditures for store expansion and renovations, significant MIS projects including Year 2000 remediation efforts, the expansion of the Hingham, Massachusetts corporate offices and merchandise inventory purchases.

         During the third quarter of 1999, the Company repurchased $3.3 million, or 83,157 shares of its common stock under its stock repurchase program. This was the first purchase under the Company's fourth stock repurchase program authorization, approved by the Board of Directors on May 27, 1999, which authorizes the Company to spend up to $20.0 million to purchase shares of its common stock from time to time, including repurchases from JUSCO (U.S.A.), Inc., its 61.6 % majority owner, on a pro rata basis consistent with the earlier repurchase programs. Additionally, during the first quarter of 1999, the Company repurchased $6.2 million of its common stock completing the stock repurchase program authorized by the Board of Directors in May of 1997 under which a total of 1.7 million shares were repurchased.

         Capital expenditures for the first 39 weeks of fiscal 1999 were $38.9 million compared to $28.0 million in fiscal 1998. The Company used approximately $21.7 million and $20.5 million in the first 39 weeks of fiscal 1999 and 1998, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $16.1 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company's computer information systems and to continue expansions of the Company's Hingham Massachusetts and Lakeville Massachusetts facilities.* Additionally, in fiscal 2000 the Company currently expects capital expenditures of approximately $65.0 million, reflecting a current plan for at least 50 new store openings and the continued expansion at its Lakeville Massachusetts facility.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 1999 and in fiscal 2000.

         The Company's primary ongoing cash requirements through the next twelve months are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, expenditures related to the execution of the Company's Year 2000 remediation plan, stock repurchases and for the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet is currently expected cash requirements for the foreseeable future.*

         The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On November 15, 1999, the Company's Board of Directors approved a quarterly dividend of $0.12 per share payable on December 20, 1999 to shareholders of record as of December 6, 1999.

YEAR 2000

         Most computer programs have historically been written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 ("Y2K") issue could have a material adverse impact on the Company's business, operations and financial condition in the future.*

         The Company conducted a comprehensive review of (1) its information systems software and hardware; (2) its facilities and distribution equipment; and (3) its third party relationships to identify material systems that could be affected by the Y2K issue and developed an implementation plan intended to address this issue.

         The Company adopted a five-phase Y2K program consisting of:

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

Phase IV:   Testing of systems and components following remediation

Phase V: Developing contingency plans to address the most reasonably likely worst case Y2K scenarios

         The identification, assessment and remediation phases of the Y2K program have been substantially completed and these phases covered both the Company's material information technology systems and hardware ("IT Systems") and the Company's significant non-information technology equipment known to have microchips or other embedded technology ("non-IT Equipment"). The Company expects to continue periodic testing for new installations, versions or changes. Compliance has been performed using both internal and external resources.

         In addition to Y2K remediation of the Company's internal systems and equipment, the Company communicated with material suppliers and vendors to determine their state of readiness with respect to Y2K, however, the Company continues to monitor their efforts. Assessment of material third party Y2K readiness is substantially complete. Failure of significant suppliers, vendors or other third parties to timely address and remedy Y2K problems or to develop and effect appropriate contingency plans could have a material adverse effect on the Company's business and operations. The Company believes that the geographically dispersed nature of its business and its diverse supplier and vendor base should minimize such potential adverse effects.*

         The Company presently believes that with modifications to existing software and conversion to new software for certain applications, the Y2K problem in not currently expected to cause a significant disruption of its operations. However, the Y2K problem is unique and the Company's Y2K compliance program is based on various assumptions and expectations which cannot be assured. Potential risks include loss of electric power or certain communication links, other disruptions to its business such as delayed deliveries from suppliers, as well as disruptions to distribution channels, including ports, transportation services and the Company's own Distribution Center. The Company has substantially completed contingency plans for critical systems and processes, however, the Company intends to further refine its contingency plans during the remainder of 1999.

         Based on current information, the total estimated cost to address Y2K is approximately $10.2 million; of this, approximately $5.2 million will be charged to expense as incurred.* Approximately $9.9 million has been incurred to date, of which $5.0 million was charged to expense as incurred. All costs incurred to date were budgeted expenditures and were funded as incurred or capitalized in accordance with normal policy and are not currently expected to have a material adverse impact on the Company's financial position or results of operations. The Company has not deferred any material information technology projects as a result of the Year 2000 program. The Company's cost estimates do not include internal personnel costs (primarily salaries and benefits) which the Company does not separately track, costs associated with any contingency plans or costs for addressing and resolving issues as a result of the failure of third parties to become Y2K compliant.

--------------------------------------------------------------------------------
*The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of new e-commerce site and the overall affect of e-commerce on Talbots business, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, timing and levels of markdowns, and any potential disruptions to the Company's operations caused by failure of any of the Company's IT Systems, non-IT Equipment, or third party suppliers or vendors to be Y2K ready, and, in each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

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

                     27     Financial Data Schedule (for electronic filing only)

                (b)  REPORTS ON FORM 8-K

                     The Company filed a Current Report on Form 8-K on September 22, 1999 pursuant to which the Third Extension of Share Repurchase Program dated as of June 1, 1999 between the Company and JUSCO (U.S.A.), Inc. was filed by the Company.

                     The Company filed a Current Report on Form 8-K on November 24, 1999 pursuant to which various agreements and documents were filed by the Company, as identified therein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE TALBOTS, INC.




Dated:  December 13, 1999             By: /s/ Edward L. Larsen
                                          --------------------------------------
                                              Edward L. Larsen
                                              Duly authorized officer and Senior
                                              Vice President of Finance, Chief
                                              Financial Officer, and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)