Form 10-K405
period 2000-01-29
TALBOTS INC
filed 2000-04-28
CIK 912263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 29, 2000

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-12552

                                THE TALBOTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    Delaware                                                                                        41-1111318
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

175 Beal Street, Hingham, Massachusetts                                                              02043
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

THE APPROXIMATE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (FOR THIS PURPOSE, DEEMED TO REFER TO ALL PERSONS AND ENTITIES OTHER THAN EXECUTIVE OFFICERS, DIRECTORS AND 10% OR MORE SHAREHOLDERS) BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON APRIL 7, 2000 WAS APPROXIMATELY $699 MILLION.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF APRIL 7, 2000: 30,710,182

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JANUARY 29, 2000 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II, AND PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         The Talbots, Inc., a Delaware corporation (together with its wholly owned subsidiaries, "Talbots" or the "Company"), is a leading national specialty retailer and cataloger of women's and children's classic apparel, accessories and shoes. Over the past ten years, the Company has implemented an aggressive store expansion program, with the number of stores increasing from 137 at the end of 1989 to 673 at the end of 1999. During 1999, Talbots issued 29 separate catalogs with a combined circulation of approximately 56.7 million. In November 1999, the Company began offering its merchandise on the Internet at talbots.com. Sales through the website are reported with catalog sales. Total Company net sales were approximately $1,290.9 million in 1999, of which retail store sales were approximately $1,099.9 million and catalog sales were approximately $191.0 million.

         Talbots complies with the National Retail Federation's fiscal calendar. Where a reference is made to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. For example, "1999" refers to the 52-week fiscal year ended January 29, 2000, "1998" refers to the 52-week fiscal year ended January 30, 1999 and "1997" refers to the fiscal year ended January 31, 1998. The last 53-week fiscal year was 1995, ending February 3, 1996; the next 53-week fiscal year will be fiscal 2000, ending February 3, 2001.

         Talbots offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own private label merchandise in misses, petites and woman sizes. Talbots Kids & Babies offers an assortment of high quality classic clothing and accessories for infants, toddlers, boys and girls. Talbots merchandising strategy focuses on achieving a "classic look", which emphasizes timeless styles. Talbots stores, catalogs and Internet site offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric and fit of Talbots merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its customers are college-educated and employed, primarily in professional and managerial occupations, and are attracted to Talbots by its focused merchandising strategy, personalized customer service and continual flow of high quality, reasonably priced classic merchandise.

         Talbots has established a market niche as a brand in women's and children's classic apparel, accessories and shoes. In 1999, approximately 99% of the Company's merchandise consisted of styles that were sold exclusively under the Talbots label. Most of this merchandise is manufactured to the specifications of the Company's technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors.

         The Company operates its stores, catalogs and Internet site as an integrated business and provides the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs or on the Internet. The Company believes that the synergy between these distribution channels offers an important convenience to its customers and a competitive advantage to the Company in identifying new store sites and testing new business concepts.

         The first Talbots store was opened in 1947 in Hingham, Massachusetts by Rudolph and Nancy Talbot. The first Talbots catalog was issued the following year with a circulation of approximately 3,000. Additional stores were opened beginning in 1955, and there was a total of five Talbots stores by 1973, at which time the Company was acquired by General Mills, Inc. Talbots continued to expand and grew to 126 stores by June 1988. In June 1988, JUSCO (U.S.A.), Inc. ("JUSCO USA") acquired Talbots (the "Acquisition"). JUSCO USA is a wholly owned subsidiary of JUSCO Co., Ltd. ("JUSCO"), a Japanese retail conglomerate. On November 18, 1993, the Company effected an initial public offering of its common stock (the "Offering"), issuing approximately 12.6 million shares of common stock. Subsequent to the Offering, JUSCO USA remains the Company's majority shareholder, and at January 29, 2000 owned approximately 61.4% of the outstanding common stock of the Company.

         The Company grew significantly after the Acquisition by adding stores and developing new complementary business concepts that capitalize on the strength of the Talbots name and its loyal customer base. By January 29, 2000, the number of stores increased to 673, located in 45 states, the District of Columbia, Canada and the United Kingdom. This number included 405 Talbots Misses stores (including 19 Misses stores in Canada and six Misses stores in the United Kingdom), 155 Talbots Petites stores (including one Petites store in Canada), 35 Talbots Accessories & Shoes stores, 54 Talbots Kids stores (49 of which include a Talbots Babies assortment), five Talbots Woman stores and 19 Talbots Outlet stores.

         Talbots catalog business also has undergone changes. The circulation of catalogs has been reduced by 27.4% from 78.1 million catalogs in 1989 to 56.7 million catalogs in 1999. This circulation reduction has been an integral part of a strategy to better focus the distribution of catalogs to proven customers.

         In November 1999, Talbots went live with its Internet site, talbots.com. This new channel of distribution is a natural extension of the Company's existing store and catalog channels. The same broad assortment of Talbots existing store and catalog classic merchandise is available on-line with one-stop shopping for Misses, Petites, Woman, Accessories and Shoes and Kids apparel. The Company's existing catalog fulfillment and customer service infrastructure manages orders taken over the Internet and complements this new channel of distribution.

Information concerning the Company's retail store business and the Company's catalog and Internet business and certain geographic information is incorporated by reference to note 9 of the Company's consolidated financial statements on pages 17 through 19 of Talbots Annual Report to Shareholders for the fiscal year ended January 29, 2000.

STRATEGY

         The key elements of the Company's strategy are to: (1) maintain its strong competitive position in the classics niche by providing consistently classic women's and children's apparel, accessories and shoes, (2) continue to operate as a predominantly private label retailer, (3) maintain its posture as a limited promotion retailer, (4) continue to capitalize on its complementary store, catalog and Internet operations, (5) continue to provide superior customer service and (6) offer a broad mix of store locations.

         MARKET NICHE IN CLASSIC APPAREL. Talbots offers a distinctive collection of sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of the Company's own private label merchandise in misses and petites sizes. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. An important aspect of the Company's marketing strategy is wardrobing the customer from "head-to-toe." The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, shoes and accessories will be affected by sudden changes in fashion trends.

         TALBOTS PRIVATE LABEL. The clothing assortment under the Talbots private label was approximately 99% in 1999. Sales of private label merchandise generally provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establishes Talbots identity as a brand of women's classic apparel.

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

         COMPLEMENTARY STORE, CATALOG AND E-COMMERCE OPERATIONS. The Company's strategy is to operate its stores, catalogs and e-commerce site as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs or on-line. The Company believes that the synergy between these distribution channels offers an important convenience to its customers, provides a competitive advantage to the Company and is an important element in identifying new store sites.

         Talbots catalogs and Internet site provide customers with a broader selection of merchandise, sizes and colors than its stores. In each of its United States stores, Talbots offers a "Red Line" phone which connects the store customer directly to a catalog telemarketing sales associate. This service can be used by store customers to order a particular size or color of an item that is a catalog-only item or that is sold out in the store. A reduced shipping and handling charge is provided to customers who use the "Red Line" phone service. In addition to providing customers the convenience of ordering Talbots merchandise, the Company generally uses its catalogs and Internet site to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. Merchandise can be easily returned or exchanged at any Talbots store or returned to the Company by mail.

         The Company believes that its catalog operation provides Talbots with a competitive advantage. The customer database compiled through Talbots catalog operations provides important demographic information and serves as an integral part of the Company's expansion strategy by helping to identify markets with the potential to support a new store. Although the addition of stores in areas where the catalog has been successful has resulted in slightly lower catalog sales in such areas, such lower catalog sales have been more than offset by the significantly higher sales generated in these areas by the opening of new stores.

         In mid-November 1999, the Company launched an on-line shopping site at www.talbots.com. In conjunction with the Company's well-established catalog operation, there is a strong infrastructure in place to support the on-line efforts, including the existing distribution and fulfillment capabilities. As with catalog merchandise, items can be easily returned or exchanged at any Talbots store or returned to the Company by mail. The Company believes that this channel of business is a natural complement to the store and catalog operations, and is a significant growth opportunity.

         CUSTOMER SERVICE. The Company believes that it provides store, catalog and Internet customers an extraordinarily high level of customer service. The Company is committed to constantly improving customer service by enhancing its training programs to ensure that sales and customer service associates are knowledgeable about all Talbots merchandise, that they are up to date with fashion trends and that they are able to make appropriate wardrobing suggestions to customers.

         BROAD MIX OF STORE LOCATIONS. The Company believes that providing a broad mix of store locations helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient and consistent with its image. As of January 29, 2000, the Company had 42% of its stores in malls, 35% in specialty centers, 12% in village locations, 8% as freestanding stores and 3% in urban locations.

MERCHANDISING

         The Company's merchandising strategy focuses on achieving a "classic look," which emphasizes timeless styles. Talbots offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting primarily of private label merchandise made exclusively for Talbots. Talbots stores, catalogs and e-commerce site offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from "head-to-toe". The consistency in color, fabric and fit of Talbots merchandise also allows a customer to create wardrobes across seasons and years.

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

         SOURCING. In 1999, Talbots purchased approximately 52% of its merchandise directly from offshore vendors, and the remaining 48% through domestic-based vendors. During the year, the Company's Hong Kong office accounted for approximately 56% of Talbots total direct offshore sourcing, with the remaining 44% being handled through various agents.

         Approximately 29% of Talbots merchandise is currently sourced through Hong Kong. Sovereignty over Hong Kong was transferred effective July 1, 1997 from the United Kingdom to the People's Republic of China. The agreement provides that the social and economic systems in Hong Kong will remain a matter of the people of Hong Kong's choice for 50 years after June 30, 1997.

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

         In addition to the Company's office in Hong Kong, which deals with local manufacturers, and the sourcing arrangement with Eralda, Talbots utilizes agents in Japan, Korea, Singapore, Italy, Portugal, Spain and the United Kingdom plus domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to assure that no one company or country is responsible for a disproportionate amount of Talbots merchandise. Directly sourced merchandise is currently manufactured to the Company's specifications by independent foreign factories located primarily in Hong Kong, other Asian countries such as Macao, Thailand, Singapore, Korea and Indonesia, and Europe.

         The Company's domestic vendors include those who either manufacture their own merchandise or supply merchandise manufactured by others, as well as vendors that are both manufacturers and suppliers. In 1999, certain divisions of The Apparel Group, Ltd., a subsidiary of TAG Holdings, Inc., accounted for an aggregate of approximately 6% of the total merchandise purchased by Talbots. Most of Talbots Hong Kong and other foreign vendors manufacture their own merchandise. The Company believes that, consistent with the retail apparel industry as a whole, many of its domestic vendors import a portion of their merchandise from abroad.

         The Company typically transacts business on an order-by-order basis; however, fabric projections are placed in order to better address fulfillment and replenishment objectives. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company believes that it has good relationships with its vendors and that, as the number of Talbots stores increases, there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. The Company does business with most of its vendors in United States currency and has not experienced any material difficulties as a result of any foreign political, economic or social instability.

EXPANSION

         An important aspect of the Company's business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. The Company has grown significantly over the past ten years, with the number of stores increasing from 137 at the end of 1989 to 673 at the end of 1999. During that time, store net sales increased from approximately $306.2 million in 1989 to approximately $1,099.9 million in 1999. During fiscal 1999 the number of Talbots stores increased by 35 stores from 638 to 673.

         In addition to expanding its core Misses business, the Company has introduced complementary new business concepts, Talbots Petites, Talbots Kids & Babies, Talbots Accessories

& Shoes, Talbots Woman and Talbots Collection.

         In 1984, Talbots began offering merchandise in petites sizes in its catalogs, and in 1985, the Company opened its first Talbots Petites store. During 1989, Talbots stores began to carry a selection of Talbots Petites merchandise, and the Company opened three additional Talbots Petites stores in 1990 as the beginning of its strategy to expand Talbots Petites business. At January 29, 2000, 155 Talbots Petites stores were open, and virtually every item of women's apparel in the catalog was offered in both misses and petites sizes.

         In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment for infants and toddlers, Talbots Babies. By the end of 1999, 54 Talbots Kids stores were open, 49 of which included a Babies assortment. Also in 1999, four separate Talbots Kids catalogs were circulated nationally. The Company will continue to position Talbots Kids & Babies as a brand that offers a complete assortment of high quality classic children's clothing and accessories.

         In 1991, the Company introduced Talbots Intimates, an assortment of classic sleepwear and loungewear and daywear. The Company currently operates Intimates collections in 50 Misses stores and in 1999 offered Intimates merchandise in eight of its larger base catalogs.

         During 1994, Talbots introduced Talbots Accessories & Shoes in two catalogs devoted to the category. The Company opened five Talbots Accessories & Shoes stores in September 1995 and at the end of 1999 it operated 35 stores. A limited collection of the merchandise continues to be offered in each Misses catalog, in selected stores and, in 1999, in two catalogs.

         In September 1998, the Company introduced Talbots Woman and Talbots Collection. Talbots Woman was developed for customers wearing sizes 12W to 24W who seek the same classic styling, high quality and fit as the Company's misses and petites customers. It was introduced as a department in seven existing Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs. At January 29, 2000 the Company operates five Woman stores and produced five separate catalogs devoted exclusively to Talbots Woman fashions.

         Talbots Collection is a test concept that was developed for those customers seeking a well-defined selection of tailored sportswear featuring fine fabrics, interesting details and distinctive novelty prints. It is a separate department in 80 existing Talbots Misses stores.

         The Company currently anticipates opening approximately 52 new stores (including Misses, Petites, Accessories & Shoes, Kids and Woman stores) in 2000.* The Company's ability to continue to expand its store base will be dependent upon a number of factors, including its overall sales performance, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the ability to negotiate acceptable lease terms for new locations. The Company also considers opening such stores in established Talbots markets where a Misses store is not located, thereby broadening the growth potential for each concept.

STORES

         Misses stores generally range in size from 3,500 to 6,500 gross square feet, with a typical store averaging approximately 5,000 gross square feet. Talbots Petites and Woman stores generally measure 2,500 gross square feet, and Talbots Kids & Babies stores measure approximately 3,200 gross square feet. Talbots Accessories & Shoes stores generally measure 1,900 gross square feet. Flagship stores are Misses stores which are utilized to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Washington D.C., Chicago, San Francisco, London and Toronto, and generally are larger than the average Misses store. Approximately 75% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

         In certain markets, the Company has created Talbots "superstores" by placing two or more other Talbots concepts in close proximity to a Misses store. Together, these stores feature at least three of Talbots business concepts--Misses, Petites, Kids & Babies, Woman and/or Accessories & Shoes--in order to create a one-stop shopping environment. At January 29, 2000, the Company operated 58 "superstores."

         The Company utilizes Talbots Outlet stores, which are separate from its retail stores, to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores only for the sale of past season and "as is" merchandise. The Company does not purchase merchandise specifically for Talbots Outlet stores. Merchandise in Talbots Outlet stores is sold at significant markdowns from original retail prices. At January 29, 2000, the Company operated 19 Talbots Outlet stores.

         Talbots stores are distinguished by a signature red door created for each of the business concepts. Each interior is designed to have a gracious and comfortable residential feel. This interior design theme is consistently used in all Talbots Misses, Petites and Woman stores to promote familiarity, ease of shopping and cost savings in the design and construction of new stores. Talbots Kids & Babies and Talbots Accessories & Shoes also have their respective signature red doors and interior design themes. Talbots Kids & Babies stores are designed to create a light atmosphere and Talbots Accessories & Shoes are designed to reflect the atmosphere of a traditional carriage house. Management provides guidelines for merchandise display to the stores throughout the year.

TALBOTS CATALOG AND E-COMMERCE

         Since 1948, the Company has used its catalog to offer customers convenience in ordering Talbots merchandise. In 1999, the Company distributed 29 separate catalogs with a combined circulation of approximately 56.7 million, including catalogs sent to stores for display and general distribution. During 1999, catalog sales represented approximately 14.8% of total Company sales. Catalog circulation has included: base catalogs offering the broadest assortment of Talbots merchandise; specialty catalogs such as the Classics That Work series featuring career clothing; Talbots Kids & Babies catalogs; Talbots Accessories & Shoes catalogs; Talbots Woman catalogs; and sale catalogs. In addition to providing customers convenience in ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. In conjunction with the Company's store strategy to incorporate intimate apparel into its Misses and Petites assortment, the Company has added more intimate apparel pages to its base catalogs, and in 1997 discontinued the distribution of separate intimate apparel catalogs.

         The Company utilizes computer applications, which employ mathematical models to improve the efficiency of its catalog mailings through refinement of its customer list. A principal factor in improving customer response has been the Company's development of its own list of active customers. The Company routinely updates and refines this list prior to individual catalog mailings by monitoring customer interest. This includes the frequency and dollar amount of purchases as well as the date of last purchase.

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

         The Company employs advanced technology to process orders. Sales associates enter orders on-line into a computerized inventory control system, which systematically updates Talbots customer list and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information is available to the Company's Hingham-based buying staff the next day. The Company has achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the following day.

         Talbots new e-commerce website is a natural extension of the Company's catalog operation. Sales orders from the website are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the website will provide examples of alternative merchandise if items are unavailable. Additionally, the "on-line chat" feature allows customers to communicate with customer service representatives through the website. As with catalog returns, customer's on-line purchases can be returned by mail or at any Talbots retail store.

INVENTORY CONTROL AND MERCHANDISE DISTRIBUTION

         The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through its catalog and store distribution center in Lakeville, Massachusetts. Merchandise received at the distribution center is promptly inspected, assigned to individual stores, packed for delivery and shipped to the stores. Talbots ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. The Company believes that its strong store, catalog and e-commerce synergy, coupled with its central distribution system, allows it to move merchandise between the distribution channels to better take advantage of sales trends.

         In 1995, the Company completed a $7.0 million expansion of its distribution center in Lakeville, Massachusetts, by adding an additional 124,260 square feet to support its expansion plans. Additional mezzanine level space was added in 1996 and 1997 to further support the Company's growth. Further expansion of the Lakeville facility is currently under way; a 125,000 square foot addition began in the spring of 2000.

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

SEASONALITY


           The nature of the Company's business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, catalog sales are stronger in the first quarter while retail store sales are slightly stronger in the second quarter. Within the fall season, catalog sales and retail store sales are the strongest in the fourth quarter.

COMPETITION

         The women's retail apparel industry is highly competitive. The Company believes that the principal bases upon which it competes are quality, value and service in offering classic apparel to build "head-to-toe" wardrobes through both stores and catalogs.

         Talbots competes with certain departments of national specialty department stores such as Lord & Taylor, Saks Fifth Avenue and Nordstrom as well as strong regional department store chains such as Macy's, Marshall Field and Dillard's. The Company believes that it competes with these department stores by offering a focused merchandise selection, personalized service and convenience. Talbots also competes with other specialty retailers such as The Limited, Ann Taylor, Eddie Bauer and The Gap, and with catalog companies such as L.L. Bean, Lands' End and Spiegel. The Company believes that its focused merchandise selection in classic apparel, consistent private label merchandise, superior customer service, store site selection resulting from the synergy between its stores and catalog operations, and the availability of its merchandise in misses, petites and woman sizes, distinguish it from other specialty retailers.

EMPLOYEES

         At January 29, 2000, Talbots had approximately 9,300 employees, of whom approximately 2,500 were full-time salaried employees, approximately 1,300 were full-time hourly employees and approximately 5,500 were part-time hourly employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information regarding the executive officers of the Company as of April 1, 2000:

Name                                     Age             Position
----                                     ---             --------
Arnold B. Zetcher                        59              President and Chief Executive Officer
H. James Metscher                        43              Executive Vice President, Chief Merchandising Officer
Harold Bosworth                          51              Senior Vice President, General Manager, Talbots Kids
Paul V. Kastner                          48              Senior Vice President, International and Strategic
                                                            Planning
Edward L. Larsen                         55              Senior Vice President, Finance, Chief Financial
                                                            Officer and Treasurer
Michele M. Mandell                       52              Senior Vice President, Stores
Richard T. O'Connell, Jr.                49              Senior Vice President, Legal and Real Estate, and
                                                            Secretary
Mary R. Pasciucco                        46              Senior Vice President, Catalog Development and
                                                            Advertising
Bruce Lee Prescott                       44              Senior Vice President, Direct Marketing
Charles R. Richardson                    41              Senior Vice President, Information Services
Bruce C. Soderholm                       57              Senior Vice President, Operations
Stuart M. Stolper                        60              Senior Vice President, Human Resources

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

FORWARD LOOKING STATEMENTS

*The Annual Report on Form 10-K contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its new e-commerce site and the overall effect of e-commerce on Talbots business, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, and timing and levels of markdowns and, in each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

ITEM 2.    PROPERTIES.

         The table below presents certain information relating to the Company's properties at January 29, 2000:

    Location                   Gross Square Feet       Primary Function                  Interest
    --------                   -----------------       ----------------                  --------
Hingham, Massachusetts              312,161            Company headquarters              Own (46 acres)
Lakeville, Massachusetts            786,718            Distribution center               Own (110 acres)
Knoxville, Tennessee                 26,069            Telemarketing                     Lease
Tampa, Florida                       38,437            Systems center                    Lease
New York, New York                   20,500            Product development office        Lease
Hong Kong                            10,455            Merchandising and sourcing        Lease
Ontario, Canada                       1,119            Canadian regional office          Lease
London, U.K.                          1,093            U.K. management office            Lease

Stores throughout the U.S.,
   Canada and U.K.                                   Retail stores                     Own and lease (a)

(a) Talbots owns the property for eight of its 673 stores.


         Except for retail store space, the Company believes that its operating facilities and sales offices are adequate and suitable for its current needs. To address expected future office and distribution space needs, in fiscal 1999, the Company completed a 75,000 square foot expansion of its Hingham, Massachusetts offices and construction on 125,000 square foot additional space at its Lakeville, Massachusetts distribution facility is expected to be completed in fiscal 2000. Additionally, the Company is currently in process of expanding it Tampa, Florida Systems Center and its Knoxville, Tennessee Telemarketing Facility. Talbots long-term expansion program, if successful, may require additional office and distribution space to service its operations in the future.

         At January 29, 2000, Talbots operated 673 stores; all but eight were leased. The leases typically provide for an initial term of between ten and fifteen years, with renewal options permitting the Company to extend the term for between five and ten years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent ("percentage rent") based on the store's annual sales in excess of specified levels. The percentage rent payment is typically 4% to 5% of annual sales in excess of the applicable threshold. In a majority of leases negotiated since 1987, Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs and marketing programs. The Company has many lease arrangements that provide for an increase in annual fixed rental payments during the lease term. At January 29, 2000, the current terms of Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

                Years Lease                                          Number of
                Terms Expire                                     Store Leases(a)
                ------------                                     ---------------
                2000-2001................................................91
                2002-2004...............................................129
                2005-2007...............................................194
                2008 and later..........................................192

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Information concerning the market in which the Company's common stock was traded in fiscal 1999 and the approximate number of record holders of common stock and certain other information called for by this Item 5 are set forth under the captions "Selected Quarterly Financial Data" on page 23 and "Market for Registrant's Common Stock and Related Shareholder Matters" on page 24 of Talbots Annual Report to Shareholders for the fiscal year ended January 29, 2000 and is incorporated herein by reference.

         At April 1, 2000, JUSCO USA held approximately 61.3% of Talbots common stock.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for by this Item 6 is set forth under the caption "Five Year Financial Summary" on page 1 of Talbots Annual Report to Shareholders for the fiscal year ended January 29, 2000 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item 7 is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 to 6 of Talbots Annual Report to Shareholders for the fiscal year ended January 29, 2000 and is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information called for by this Item 7A is set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 5 of Talbots Annual Report to Shareholders for the fiscal year ended January 29, 2000 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of independent auditors, the consolidated financial statements of Talbots, the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8 are set forth on pages 7 to 22 of Talbots Annual Report to Shareholders for the fiscal year ended January 29, 2000 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning Talbots directors under the caption "Election of Directors" on pages 3 and 4 of Talbots Proxy Statement for Talbots 2000 Annual Meeting of Shareholders, the information concerning Talbots executive officers set forth in Part I, Item 1 above under the caption "Executive Officers of the Company,"and the information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" on page 15 of Talbots Proxy Statement for Talbots 2000 Annual Meeting of Shareholders, are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation" on pages 6 to 11 of Talbots Proxy Statement for Talbots 2000 Annual Meeting of Shareholders, the information concerning director compensation under the caption "Director Compensation; Attendance; Committees" on pages 4 and 5 of Talbots Proxy Statement for Talbots 2000 Annual Meeting of Shareholders, and the information under the caption "Compensation Committee Interlocks and Insider Participation" on page 12 of Talbots Proxy Statement for Talbots 2000 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under "Executive Compensation-Report on Compensation of Executive Officers" and "Executive Compensation-Performance Graph" is not incorporated in this Item 11.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Beneficial Ownership of Common Stock" on pages 14 and 15 of Talbots Proxy Statement for Talbots 2000 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Executive
Compensation--Certain Transactions with Related Parties" on pages 12 to 14 of Talbots Proxy Statement for Talbots 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS: The following Independent Auditors' Report and Consolidated Financial Statements of Talbots are incorporated herein by reference to pages 7 to 22 of Talbots Annual Report to Shareholders for the fiscal year ended January 29, 2000:

                       Consolidated Statements of Earnings for the Fifty-two Weeks Ended January 29, 2000, the Fifty-two Weeks Ended January 30, 1999 and the Fifty-two Weeks Ended January 31, 1998

                       Consolidated Balance Sheets at January 29, 2000 and January 30, 1999

                       Consolidated Statements of Cash Flows for the Fifty-two Weeks Ended January 29, 2000, the Fifty-two Weeks Ended January 30, 1999 and the Fifty-two Weeks Ended January 31, 1998

                       Consolidated Statements of Stockholders' Equity for the Fifty-two Weeks Ended January 29, 2000, the Fifty-two Weeks Ended January 30, 1999 and the Fifty-two Weeks Ended January 31, 1998

                       Notes to Consolidated Financial Statements

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

(4)        Instruments Defining the Rights of Security Holders, including
           Indentures.

           4.1       Form of Common Stock Certificate of Talbots.(1)

(10)       Material Contracts.

           10.1 Stockholders Agreement, dated as of November 18, 1993, between Talbots and JUSCO USA.(2)

           10.2 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Dai-Ichi Kangyo Bank, Limited, as amended.(2), (6), (7), (9), (10), (16)

           10.3 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi Trust Company, as amended.(2), (6), (7), (9), (10), (14), (16)

           10.4 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2),
                     (6), (7), (9), (10)

           10.5 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Sakura Bank, Limited, as amended.
                     (2), (6), (7), (9), (10), (11), (16)

           10.6 Revolving Credit Agreement between Talbots and The Dai-Ichi Kangyo Bank, Limited, dated as of April 14, 1998, as amended.(9), (14)

           10.7 Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998, as amended.(9), (10), (14)

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

           10.17 The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated, effective as of November 1, 1993.(4)

           10.18 Services Agreement, dated as of October 29, 1989, between Talbots and JUSCO USA.(1)

           10.19 Share Purchase Agreement, dated as of February 21, 1995, between Talbots and JUSCO USA.(3)

           10.20 Second Extension of Share Repurchase Program, dated as of May 23, 1997, between Talbots and JUSCO USA.(5)

           10.21 Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(7)

           10.22 Third Extension of Share Repurchase Program dated as of June 1, 1999 between Talbots and JUSCO USA.(13)

           10.23 Money Market Line Commercial Promissory Note dated August 20, 1999 from Talbots to BankBoston, N.A.(14)

           10.24 Fourth Extension of Share Repurchase Program dated January 20, 2000 between Talbots and JUSCO USA.(16)

         Management Contracts and Compensatory Plans and Arrangements.

           10.25 The Talbots, Inc. Supplemental Retirement Plan, as amended.(1), (2)

           10.26     The Talbots, Inc. Supplemental Savings Plan, as amended.
                     (1), (2)

           10.27     The Talbots, Inc. Deferred Compensation Plan, as amended.
                     (1), (2)

           10.28 The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(10)

           10.29 Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1 dated May 11, 1994.(1), (4)

           10.30 Change in Control Agreements, between Talbots and each of Edward Larsen, Michele Mandell, Richard T. O'Connell, Bruce Soderholm, Stuart Stolper, Paul Kastner, Sandy Katz, Lucy Main Tweet, Judith O'Keefe and Bruce Prescott.(2), (4)

           10.31     The Talbots 1995 Directors Stock Option Plan.(15)

           10.33 Employment Agreement, dated as of November 23, 1998, between the Company and H. James Metscher.(10)

           10.34 Consulting and Advisory Services Contract between JUSCO USA and Talbots dated as of November 1, 1999.(12)

(11)     Statement re Computation of Per Share Earnings.

           11.1 Incorporated by reference to footnote 12 "Net Income Per Share" on page 21 of Talbots Annual Report to Shareholders for the fiscal year ended January 29, 2000.


(13)       Annual Report to Security Holders.

           13.1 Excerpts from the 1999 Annual Report of Talbots incorporated by reference.


(21)       Subsidiaries.

           21.1      List of subsidiaries of Talbots.(1)


(23)       Consents of Experts and Counsel.

           23.1      Independent Auditors' Consent of Deloitte & Touche LLP.

(27)       Financial Data Schedules.

           27.1 Financial Data Schedule for the year ended January 29, 2000, submitted to the Securities and Exchange Commission in electronic format.

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

(5) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 19, 1997.

(6) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 21, 1995.

(7) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997.

(8) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated October 27, 1997.

(9) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 30, 1997.

(10) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999.

(11) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 26, 1999.

(12) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999.

(13) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 22, 1999.

(14) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999.

(15) Incorporated by reference to the exhibits filed with the Schedule 14A Definitive Proxy Statement dated April 22, 1996.

(16) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000.




(b)        Report on Form 8-K:

                       The Company filed a Current Report on Form 8-K on November 24, 1999 pursuant to which various agreements and documents were filed by the Company, as identified therein.

                       The Company filed a Current Report on Form 8-K on April 25, 2000 pursuant to which various agreements and documents were filed by the Company, as identified therein.


With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 5, 6, 7 and 8 of Part II and Item 14 of Part IV of this Annual Report, Talbots 1999 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2000

           THE TALBOTS, INC.
           (Registrant)


           By /s/ Edward L. Larsen
              ------------------------------------------
              Edward L. Larsen
              Senior Vice President, Finance, Chief
              Financial Officer and Treasurer (Principal
              Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 28, 2000:



/s/ Arnold B. Zetcher                      /s/ Isao Tsuruta
----------------------------------         ------------------------------------
Arnold B. Zetcher                          Isao Tsuruta
President and Chief Executive              Director
Officer and Director



                                           /s/ Elizabeth T. Kennan
----------------------------------         ------------------------------------
Takuya Okada                               Elizabeth T. Kennan
Chairman of the Board of                   Director
Directors




----------------------------------         ------------------------------------
Eiji Akiyama                               Motoya Okada
Director                                   Director



/s/ H. James Metscher                      /s/ Mark H. Willes
----------------------------------         ------------------------------------
H. James Metscher                          Mark H. Willes
Officer and Director                       Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Talbots, Inc.:

We have audited the consolidated financial statements of The Talbots, Inc. and its subsidiaries as of January 29, 2000 and January 30, 1999, and for each of the three years in the period ended January 29, 2000, and have issued our report thereon dated March 15, 2000; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Talbots, Inc. and its subsidiaries, listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2000

                                                                     SCHEDULE II

                       The Talbots, Inc. and Subsidiaries
                 Valuation and Qualifying Accounts and Reserves
                       Three Years Ended January 29, 2000
                                 (in thousands)

                                          COLUMN A         COLUMN B         COLUMN C      COLUMN D         COLUMN E
                                                                   Additions
                                         Balance at      Charged to        Charged to
                                        Beginning of      Costs and          Other       Deductions      Balance at
Description                                Period         Expenses          Accounts         (A)        End of Period
-----------                                ------         --------          --------         ---        -------------
Year Ended January 29, 2000

Allowance for doubtful accounts
(deducted from accounts receivable)        $1,600           2,715              -           2,615           $1,700

Year Ended January 30, 1999

Allowance for doubtful accounts
(deducted from accounts receivable)        $1,400           3,152              -           2,952           $1,600

Year Ended January 31, 1998

Allowance for doubtful accounts
(deducted from accounts receivable)        $1,200           3,254              -           3,054           $1,400


(A) Write-off of uncollectible accounts net of recoveries.

==============================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 ---------------




                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                                 ---------------



                                THE TALBOTS, INC.


                                 ---------------


                                    EXHIBITS


                                 ---------------



==============================================================================

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

(4)        Instruments Defining the Rights of Security Holders, including
           Indentures.

           4.1         Form of Common Stock Certificate of Talbots.(1)

(10)       Material Contracts.

           10.1 Stockholders Agreement, dated as of November 18, 1993, between Talbots and JUSCO USA.(2)

           10.2 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Dai-Ichi Kangyo Bank, Limited, as amended.(2), (6), (7), (9), (10), (16)

           10.3 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi Trust Company, as amended.(2), (6), (7), (9), (10), (14), (16)

           10.4 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2),
                       (6), (7), (9), (10)

           10.5 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Sakura Bank, Limited, as amended.(2), (6), (7), (9), (10), (11), (16)

           10.6 Revolving Credit Agreement between Talbots and The Dai-Ichi Kangyo Bank, Limited, dated as of April 14, 1998, as amended.(9), (14)

           10.7 Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998, as amended.(9), (10), (14)

           10.8 Letter of Credit Agreement, dated as of August 10, 1993, between Talbots and The First National Bank of Boston.
                       (1)

           10.9 Letter Agreement, dated as of June 1, 1998, concerning credit facilities, between Talbots and BankBoston, N.A.
                       (10)

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

           10.17 The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated, effective as of November 1, 1993.
                       (4)

           10.18 Services Agreement, dated as of October 29, 1989, between Talbots and JUSCO USA.(1)

           10.19 Share Purchase Agreement, dated as of February 21, 1995, between Talbots and JUSCO USA.(3)

           10.20 Second Extension of Share Repurchase Program, dated as of May 23, 1997, between Talbots and JUSCO USA.(5)

           10.21 Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(7)

           10.22 Third Extension of Share Repurchase Program dated as of June 1, 1999 between Talbots and JUSCO USA.(13)

           10.23 Money Market Line Commercial Promissory Note dated August 20, 1999 from Talbots to BankBoston, NA.(14)

           10.24 Fourth Extension of Share Repurchase Program dated January 20, 2000 between Talbots and JUSCO USA.(16)

           Management Contracts and Compensatory Plans and Arrangements.

           10.25 The Talbots, Inc. Supplemental Retirement Plan, as amended.(1), (2)

           10.26 The Talbots, Inc. Supplemental Savings Plan, as amended.(1), (2)

           10.27 The Talbots, Inc. Deferred Compensation Plan, as amended.(1), (2)

           10.28 The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(10)

           10.29 Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1 dated May 11, 1994.(1), (4)

           10.30 Change in Control Agreements, between Talbots and each of Edward Larsen, Michele Mandell, Richard T. O'Connell, Bruce Soderholm, Stuart Stolper, Paul Kastner, Sandy Katz, Lucy Main Tweet, Judith O'Keefe and Bruce Prescott.(2), (4)

           10.31       The Talbots, Inc. 1995 Directors Stock Option Plan.(15)

           10.32 Employment Agreement, dated as of November 23, 1998, between the Company and H. James Metscher.(10)

           10.33 Consulting and Advisory Services Contract between JUSCO USA and Talbots dated as of November 1, 1999.(12)



(11)       Statement re Computation of Per Share Earnings.

           11.1 Incorporated by reference to footnote 12 "Net Income Per Share" on page 21 of Talbots Annual Report to Shareholders for the fiscal year ended January 29, 2000.

(13)       Annual Report to Security Holders.

           13.1 Excerpts from the 1999 Annual Report of Talbots incorporated by reference.

(21)       Subsidiaries.

           21.1        List of subsidiaries of Talbots.(1)

(23)       Consents of Experts and Counsel.

           23.1        Independent Auditors' Consent of Deloitte & Touche LLP.

(27)       Financial Data Schedules.

           27.1 Financial Data Schedule for the year ended January 29, 2000, submitted to the Securities and Exchange Commission in electronic format.

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

(5) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May June 19, 1997.

(6) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 21, 1995.

(7) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997.

(8) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated October 27, 1997.

(9) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 30, 1997.

(10) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999.

(11) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 26, 1999.

(12) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999.

(13) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 22, 1999.

(14) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999.

(15) Incorporated by reference to the exhibits filed with the Schedule 14A Definitive Proxy Statement dated April 22, 1996.

(16) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000.