Form 10-Q
period 2000-04-29
TALBOTS INC
filed 2000-06-13
CIK 912263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

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
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporated or organization)                       Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding as of
                Class                               June 6, 2000
    -----------------------------                 -----------------
    Common Stock, $0.01 par value                    30,950,036

                               INDEX TO FORM 10-Q



                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION

         Item 1:  Financial Statements
                           Consolidated Statements of Earnings for the Thirteen Weeks Ended
                                    April 29, 2000 and May 1, 1999................................................3
                           Consolidated Balance Sheets as of April 29, 2000, January 29, 2000 and
                                    May 1, 1999...................................................................4
                           Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
                                    April 29, 2000 and May 1, 1999................................................5
                           Notes to  Consolidated Financial Statements..........................................6-8

         Item 2:  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations...............................................................9-12

PART II. OTHER INFORMATION

         Item 6:  Exhibits and Reports on Form 8-K...............................................................13

PART I - FINANCIAL INFORMATION

        ITEM 1 - FINANCIAL STATEMENTS

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999
(Amounts in thousands except per share data)
--------------------------------------------------------------------------------

                                                        THIRTEEN WEEKS ENDED
                                                     ---------------------------
                                                     APRIL 29,           MAY 1,
                                                       2000               1999
                                                     ---------          --------

NET SALES                                            $357,759          $293,006

COSTS AND EXPENSES
        Cost of sales, buying and occupancy           197,320           168,881
        Selling, general and administrative           105,785            90,826
                                                     --------          --------

OPERATING INCOME                                       54,654            33,299

INTEREST EXPENSE - net                                  1,559             1,790
                                                     --------          --------

INCOME BEFORE TAXES                                    53,095            31,509

INCOME TAXES                                           20,442            12,131
                                                     --------          --------

NET INCOME                                           $ 32,653          $ 19,378
                                                     ========          ========


NET INCOME PER SHARE
        Basic                                        $   1.07          $   0.62
                                                     ========          ========
        Assuming Dilution                            $   1.04          $   0.62
                                                     ========          ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (in thousands)
        Basic                                          30,567            31,238
                                                     ========          ========
        Assuming Dilution                              31,412            31,341
                                                     ========          ========

CASH DIVIDENDS PER SHARE                             $   0.12          $   0.11
                                                     ========          ========



See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 29, 2000, JANUARY 29, 2000 AND MAY 1, 1999
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                       APRIL 29,          JANUARY 29,            MAY 1,
                                                                          2000               2000                 1999
                                                                       ---------          -----------          ---------

ASSETS
------
CURRENT ASSETS:
---------------
  Cash and cash equivalents                                            $  48,299           $  22,001           $  19,014
  Customer accounts receivable-net                                       123,746             116,737             114,378
  Merchandise inventories                                                189,879             183,614             187,484
  Deferred catalog costs                                                   5,158               8,360               4,348
  Due from affiliates                                                      8,023               8,445               9,901
  Deferred income taxes                                                    9,789               9,516               7,418
  Prepaid and other current assets                                        19,369              21,113              22,272
                                                                       ---------           ---------           ---------
          TOTAL CURRENT ASSETS                                           404,263             369,786             364,815

PROPERTY AND EQUIPMENT-NET                                               205,647             203,206             190,676

GOODWILL-NET                                                              37,864              38,201              39,209

TRADEMARKS-NET                                                            80,056              80,652              82,440

DEFERRED INCOME TAXES                                                      2,296               2,059               4,380
                                                                       ---------           ---------           ---------

TOTAL ASSETS                                                           $ 730,126           $ 693,904           $ 681,520
                                                                       =========           =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
--------------------
  Notes payable to banks                                               $      --           $      --           $  30,000
  Accounts payable                                                        44,377              56,604              39,303
  Accrued liabilities                                                     91,352              87,327              70,758
  Income taxes payable                                                    15,868                  --               9,864
                                                                       ---------           ---------           ---------
           TOTAL CURRENT LIABILITIES                                     151,597             143,931             149,925

LONG-TERM DEBT                                                           100,000             100,000             100,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                     19,000              18,641              17,179

STOCKHOLDERS' EQUITY:
---------------------
  Common stock, $0.01 par value; 40,000,000 authorized;
     36,260,896 shares, 36,007,973 shares and 35,425,399
     shares issued, respectively, and 30,886,564 shares,
     30,942,251 shares and 31,086,878 shares outstanding,
     respectively                                                            363                 360                 354
  Additional paid-in capital                                             324,338             314,738             296,777
  Retained earnings                                                      295,366             266,390             238,258
  Accumulated  other comprehensive income (loss)                          (2,712)             (2,037)             (2,450)
  Restricted stock awards                                                 (1,968)             (2,140)             (2,654)
  Treasury stock, at cost; 5,374,332 shares, 5,065,722 shares
     and 4,338,521 shares, respectively                                 (155,858)           (145,979)           (115,869)
                                                                       ---------           ---------           ---------
           TOTAL STOCKHOLDERS' EQUITY                                    459,529             431,332             414,416
                                                                       ---------           ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 730,126           $ 693,904           $ 681,520
                                                                       =========           =========           =========



See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999
(In thousands)
--------------------------------------------------------------------------------


                                                                      THIRTEEN WEEKS ENDED
                                                                  ----------------------------
                                                                  APRIL 29,            MAY 1,
                                                                    2000                1999
                                                                  ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                        $ 32,653           $ 19,378
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                 11,394             10,568
      Deferred rent                                                    376                571
      Net non-cash compensation activity                               259                418
      Loss on disposal of property and equipment                        53                177
      Deferred income taxes                                           (532)               400
      Changes in current assets and liabilities:
         Customer accounts receivable                               (7,037)            (6,743)
         Merchandise inventories                                    (6,440)           (14,300)
         Deferred catalog costs                                      3,202              4,052
         Due from affiliates                                           422             (3,248)
         Prepaid and other current assets                            4,261             (1,037)
         Accounts payable                                          (12,270)           (28,774)
         Accrued liabilities                                         4,166             (3,713)
         Income taxes payable                                       15,868              9,864
                                                                  --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            46,375            (12,387)
                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Additions to property and equipment                                (13,222)           (10,973)
Proceeds from disposal of property and equipment                        --                  3
                                                                  --------           --------
     NET CASH USED IN INVESTING ACTIVITIES                         (13,222)           (10,970)
                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Borrowings under notes payable to banks                                 --             30,000
Proceeds from options exercised                                      6,883              1,718
Cash dividend                                                       (3,677)            (3,438)
Purchase of treasury stock                                          (9,879)            (6,206)
                                                                  --------           --------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (6,673)            22,074
                                                                  --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (182)               102
                                                                  --------           --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                26,298             (1,181)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      22,001             20,195
                                                                  --------           --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 48,299           $ 19,014
                                                                  ========           ========


See notes to consolidated financial statements

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.       OPINION OF MANAGEMENT

         With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the "Company") that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 29, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated.

         The January 29, 2000 consolidated balance sheet has been derived from the Company's audited consolidated balance sheet.


2.       SEASONAL VARIATIONS IN BUSINESS

         Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.


3.       FEDERAL AND STATE INCOME TAXES

         The Company has provided for income taxes based on the estimated annual effective rate method.


4.       COMPREHENSIVE INCOME

         The following is the Company's comprehensive income for the periods ended April 29, 2000 and May 1, 1999:

                                                                      For the 13 weeks ended
                                                             ---------------------------------------
                                                                April 29, 2000          May 1, 1999
                                                             ---------------------------------------
Net Income                                                             $32,653              $19,378
Other comprehensive income:
      Cumulative foreign currency translation adjustment                  (675)                 (19)
                                                             ---------------------------------------
Comprehensive income                                                   $31,978              $19,359
                                                             =======================================

5.       NET INCOME PER SHARE

         The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 10,500 and 1,237,164 shares of common stock were outstanding during the 13 week periods ending April 29, 2000 and May 1, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market prices of the common shares.

                                                                       For the 13 weeks ended
                                                             ---------------------------------------
                                                                April 29, 2000          May 1, 1999
                                                             ---------------------------------------
Shares for computation of basic net income per share                    30,567               31,238
Effect of stock compensation plans                                         845                  103
                                                             ---------------------------------------
Shares for computation of diluted net income per share                  31,412               31,341
                                                             =======================================


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

         The Company has two reportable segments, its retail stores (the "Stores Segment"), which include the Company's United States, Canada and United Kingdom retail store operations, and its catalog operations (the "Catalog Segment"). The Company's reportable segments offer similar products, however, each segment requires different marketing and management strategies. The Stores Segment derives it revenues from the sale of women's and children's classic apparel, accessories and shoes through its retail stores, while the Catalog Segment derives its revenues from the sale of the same products through its approximately 29 distinct mailings per year and, beginning in November 1999, through its e-commerce site at www.talbots.com.

The following is segment information as of and for the thirteen weeks ending April 29, 2000 and May 1, 1999:

                                                                  April 29, 2000
                                                   -------------------------------------------
                                                       Stores         Catalog           Total
                                                   -------------------------------------------
       Sales to external customers                   $295,443         $62,316        $357,759
       Direct Profit                                   65,907          15,814          81,721

                                                                   May 1, 1999
                                                   -------------------------------------------
                                                       Stores         Catalog           Total
                                                   -------------------------------------------
       Sales to external customers                   $243,450         $49,556        $293,006
       Direct Profit                                   46,923          10,277          57,200


The following reconciles direct profit to consolidated operating income as of and for the 13 weeks ending April 29, 2000 and May 1, 1999:


                                                              April 29, 2000          May 1, 1999
                                                            ------------------     -----------------
       Total direct profit for reportable segments                    $81,721               $57,200
       Less: indirect expenses                                         27,067                23,901
                                                            ------------------     -----------------
       Consolidated operating income                                  $54,654               $33,299
                                                            ==================     =================


7.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's quarter ending April 28, 2001. SFAS No. 133 significantly modifies accounting and reporting standards for derivatives and hedging activities. The impact, if any, of SFAS No. 133 on the Company has not yet been determined.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of earnings for the fiscal periods shown below:

--------------------------------------------------------------------------------
                                                  Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                           APRIL 29, 2000         MAY 1, 1999
                                            (unaudited)           (unaudited)
--------------------------------------------------------------------------------
Net sales                                      100.0%               100.0%
--------------------------------------------------------------------------------
Cost of sales, buying and occupancy expenses    55.2%                57.6%
--------------------------------------------------------------------------------
Selling, general and administrative expenses    29.6%                31.0%
--------------------------------------------------------------------------------
Operating income                                15.3%                11.4%
--------------------------------------------------------------------------------
Interest expense, net                            0.4%                 0.6%
--------------------------------------------------------------------------------
Income before income taxes                      14.8%                10.8%
--------------------------------------------------------------------------------
Income taxes                                     5.7%                 4.1%
--------------------------------------------------------------------------------
Net income                                       9.1%                 6.6%
--------------------------------------------------------------------------------

THE THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 1, 1999 (FIRST QUARTER)

         Net sales in the first quarter of 2000 increased by $64.8 million to $357.8 million, or 22.1% over the first quarter of 1999. Operating income was $54.7 million in the first quarter of 2000 compared to $33.3 million in the first quarter of 1999, an increase of 64.3%.

         Retail store sales in the first quarter of 2000 increased by $51.9 million to $295.4 million, or 21.3%, over the first quarter of 1999. The percentage of the Company's net sales derived from its retail stores decreased to 82.6% in the first quarter of 2000 compared to 83.1% in the first quarter of 1999. This decrease as a percentage of total sales was due to a 26.1% increase in catalog sales during the first quarter of fiscal 2000. The increase in retail store sales, in total dollars, was attributable to the 3 net new stores opened in the first quarter of 2000, the 23 net non-comparable stores that opened in the last three quarters of 1999 and an increase of $37.5 million in comparable stores sales, or 17.3%, from the same period for the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

         Catalog sales in the first quarter of 2000 increased by $12.9 million, to $62.4 million, an increase of 26.1% from the first quarter of 1999. The percentage of the Company's net sales derived from its catalogs increased to 17.4% in the first quarter of 2000 compared to 16.9% in the first quarter of 1999. The increase in catalog sales in total dollars was mainly attributable to stronger demand for the Company's spring assortment throughout all its major books.

         In November 1999, the Company launched its e-commerce website; sales from this channel of distribution are reported in catalog sales.

         Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

         Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 55.2% in the first quarter of 2000 from 57.6% in the first quarter of 1999 due primarily to stronger merchandise gross margin due to continued strong selling of full-priced merchandise and improved inventory control, which lowered inventory per square foot without adversely impacting customer demand. Additionally, strong sales produced additional leverage on store occupancy costs as a percent of sales.

         Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of 2000 to 29.6% compared to 31.0% in the first quarter of 1999, mainly due to additional expense leverage on strong sales. This was partially offset by increased spending on advertising in the fiscal 2000 quarter over same period in 1999.

         Interest expense, net, decreased to $1.6 million in the first quarter of 2000 from $1.8 million in the first quarter of 1999 primarily due to lower average debt levels, including short-term and long-term bank borrowings, of $113.2 million in the first quarter of 2000 compared to $120.3 million in the first quarter of 1999. The average interest rate, including interest on short-term and long-term bank borrowings, was 7.0% in the first quarter of 2000 compared to 6.2% in the first quarter of 1999.

         The effective tax rate for the Company remained 38.5% in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At April 29, 2000, the Company had no amounts outstanding under this line-of-credit compared to $30.0 million at May 1, 1999. Additionally, the Company has a revolving credit facility with four banks. At April 29, 2000 and May 1, 1999, the Company's borrowings under this revolving credit facility were $100.0 million. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

         In the first quarter of 2000, cash and cash equivalents increased $26.3 million compared to a decrease of $1.2 million in the first quarter of 1999. Primarily contributing to the increase in cash and cash equivalents was the increase of $58.8 million in net cash provided by operating activities, partially offset by a decrease of $30 million in short-term borrowing under notes payable to banks.

         During the quarter ending April 29, 2000, the Company repurchased $9.9 million or 308,610 shares of its common stock under its stock repurchase program. This completed the $20.0 million buyback authorized by the Board of Directors on January 20, 2000 under which a total of 597,510 shares were repurchased. On May 25, 2000, the Board of Directors approved another extension of the stock repurchase program which allows the Company to purchase an additional $20.0 million in stock from time to time over the next two years.

         Capital expenditures for the first quarter of fiscal 2000 were $13.2 million compared to $11.0 million in the first quarter of fiscal 1999. The Company used approximately $6.1 million and $6.8 million in the first quarter of fiscal 2000 and 1999, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $58.8 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company's computer information systems and to continue expansions of the Company's Hingham Massachusetts and Lakeville Massachusetts facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2000.

         The Company's primary ongoing cash requirements through the end of fiscal 2000 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, purchase of treasury stock and for the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

         The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On May 24, 2000, the Company's Board of Directors approved an increase in its quarterly dividend to $0.14 per share payable on June 19, 2000 to shareholders of record as of June 5, 2000.


YEAR 2000
To date the Company has not experienced any significant problems with its hardware and software systems or facilities and distribution equipment related to the Year 2000 date change. The Company is not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely have been successfully converted or that any failure of such parties to achieve Year 2000 compliance could not have an adverse effect on the Company's results of operations.

--------------------------------------------------------------------------------

The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its new e-commerce site and the overall effect of e-commerce on Talbots business, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, and timing and levels of markdowns, and, in each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

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

                           27       Financial Data Schedule (for electronic
                                    filing only)

                   (b)     REPORTS ON FORM 8-K

                           The Company filed Current Reports on Form 8-K on April 25, 2000, May 18, 2000 and June 12, 2000,
                           respectively, pursuant to which various agreements and documents were filed by the Company, as identified therein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE TALBOTS, INC.




Dated:  June 13, 2000             By: /s/ Edward L. Larsen
                                      -----------------------------------------
                                            Edward L. Larsen
                                            Duly authorized officer and Senior
                                            Vice President of Finance, Chief
                                            Financial Officer, and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)