Form 10-Q
period 2000-07-29
TALBOTS INC
filed 2000-09-11
CIK 912263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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

     Yes     X                               No
          -------                                 -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding as of
            Class                                           September 6, 2000
            -----                                           -----------------

Common Stock, $0.01 par value                                   31,276,827

                               INDEX TO FORM 10-Q


                                                                                                               PAGE
                                                                                                               ----
PART I.     FINANCIAL INFORMATION

         Item 1:  Financial Statements
                            Consolidated Statements of Earnings for the Thirteen and Twenty-
                                   Six Weeks Ended July 29, 2000 and July 31, 1999................................3
                            Consolidated Balance Sheets as of July 29, 2000, January 29, 2000
                                   and July 31, 1999..............................................................4
                            Consolidated Statements of Cash Flows for the Twenty-Six
                                   Weeks Ended July 29, 2000 and July 31, 1999....................................5
                            Notes to  Consolidated Financial Statements.........................................6-9

         Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.......10-14

PART II.    OTHER INFORMATION

         Item 4:  Submission of Matters to a Vote of Security Holders............................................15

         Item 6:  Exhibits and Reports on Form 8-K...............................................................16

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

   THE TALBOTS, INC. AND SUBSIDIARIES
   -----------------------------------------------------------------------------

   CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
   FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999 (Amounts in thousands except per share data)
   -----------------------------------------------------------------------------



                                                         THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                                      --------------------------          --------------------------
                                                      JULY 29,          JULY 31,          JULY 29,          JULY 31,
                                                        2000              1999              2000              1999
                                                      --------          --------          --------          --------

   NET SALES                                          $356,597          $304,993          $714,356          $597,999

   COSTS AND EXPENSES
    COST OF SALES, BUYING AND OCCUPANCY                232,109           216,347           429,429           385,228
    SELLING, GENERAL AND ADMINISTRATIVE                 99,835            81,016           205,620           171,842
                                                      --------          --------          --------          --------

   OPERATING INCOME                                     24,653             7,630            79,307            40,929

   INTEREST EXPENSE - NET                                  884             1,516             2,443             3,306
                                                      --------          --------          --------          --------

   INCOME BEFORE TAXES                                  23,769             6,114            76,864            37,623

   INCOME TAX EXPENSE                                    9,151             2,354            29,593            14,485
                                                      --------          --------          --------          --------

   NET INCOME                                         $ 14,618          $  3,760          $ 47,271          $ 23,138
                                                      ========          ========          ========          ========


   NET INCOME PER SHARE
    BASIC                                             $   0.48          $   0.12          $   1.54          $   0.74
                                                      ========          ========          ========          ========

    ASSUMING DILUTION                                 $   0.46          $   0.12          $   1.50          $   0.74
                                                      ========          ========          ========          ========


   WEIGHTED AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (IN THOUSANDS)
    BASIC                                               30,737            31,179            30,652            31,208
                                                      ========          ========          ========          ========

    ASSUMING DILUTION                                   31,799            31,557            31,602            31,414
                                                      ========          ========          ========          ========


   CASH DIVIDENDS PER SHARE                           $   0.14          $   0.11          $   0.26          $   0.22
                                                      ========          ========          ========          ========


   See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 29, 2000, JANUARY 29, 2000 AND JULY 31, 1999
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                                     JULY 29,          JANUARY 29,         JULY 31,
                                                                                       2000               2000               1999
                                                                                     --------          -----------         --------

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                         $  68,238           $  22,001         $  18,235
  Customer accounts receivable - net                                                  113,008             116,737           105,401
  Merchandise inventories                                                             177,452             183,614           171,795
  Deferred catalog costs                                                                5,895               8,360             4,863
  Due from affiliates                                                                   6,924               8,445             8,085
  Deferred income taxes                                                                 9,686               9,516             6,987
  Prepaid and other current assets                                                     30,823              21,113            28,922
                                                                                    ---------           ---------         ---------
                          TOTAL CURRENT ASSETS                                        412,026             369,786           344,288


PROPERTY AND EQUIPMENT - NET                                                          210,229             203,206           192,259

GOODWILL - NET                                                                         37,529              38,201            38,873

TRADEMARKS - NET                                                                       79,460              80,652            81,844

DEFERRED INCOME TAXES                                                                   2,574               2,059             5,519
                                                                                    ---------           ---------         ---------
TOTAL ASSETS                                                                        $ 741,818           $ 693,904         $ 662,783
                                                                                    =========           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                  $  59,363           $  56,604         $  56,951
  Accrued liabilities                                                                  87,598              87,327            67,970
                                                                                    ---------           ---------         ---------
                          TOTAL CURRENT LIABILITIES                                   146,961             143,931           124,921


LONG-TERM DEBT                                                                        100,000             100,000           100,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                                  19,246              18,641            17,789

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 100,000,000 authorized;
     36,577,972 shares, 36,007,973 shares and 35,603,250 shares issued, respectively, and 31,063,965 shares, 30,942,251 shares and 31,264,729
     shares outstanding, respectively                                                     366                 360               356
  Additional paid-in capital                                                          336,749             314,738           301,400
  Retained earnings                                                                   305,651             266,390           238,597
  Accumulated other comprehensive income (loss)                                        (2,920)             (2,037)           (1,929)
  Restricted stock award                                                               (1,710)             (2,140)           (2,482)
  Treasury stock, at cost; 5,514,007 shares, 5,065,722 shares
     and 4,338,521 shares, respectively                                              (162,525)           (145,979)         (115,869)
                                                                                    ---------           ---------         ---------
                          TOTAL STOCKHOLDERS' EQUITY                                  475,611             431,332           420,073
                                                                                    ---------           ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 741,818           $ 693,904         $ 662,783
                                                                                    =========           =========         =========

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999
(In thousands)
--------------------------------------------------------------------------------

                                                                TWENTY-SIX WEEKS ENDED
                                                              ---------------------------
                                                              JULY 29,           JULY 31,
                                                                2000               1999
                                                              --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                                    $ 47,271           $ 23,138
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and amortization                             23,126             21,105
      Deferred rent                                                621              1,196
      Net non-cash compensation activity                           367                589
      Loss on disposal of property and equipment                   691                626
      Deferred income taxes                                       (725)              (306)
      Changes in current assets and liabilities:
         Customer accounts receivable                            3,690              2,215
         Merchandise inventories                                 5,970              1,229
         Deferred catalog costs                                  2,465              3,537
         Due from affiliates                                     1,521             (1,432)
         Prepaid and other current assets                       (3,512)            (5,755)
         Accounts payable                                        2,635            (11,114)
         Accrued liabilities                                       472             (6,479)
                                                              --------           --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                  84,592             28,549
                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Additions to property and equipment                            (29,390)           (22,686)
Proceeds from disposal of property and equipment                    --                  5
                                                              --------           --------
     NET CASH USED IN INVESTING ACTIVITIES                     (29,390)           (22,681)
                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Proceeds from options exercised                                 15,705              5,274
Cash dividends                                                  (8,010)            (6,860)
Purchase of treasury stock                                     (16,372)            (6,206)
                                                              --------           --------
     NET CASH USED IN FINANCING ACTIVITIES                      (8,677)            (7,792)
                                                              --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (288)               (36)
                                                              --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            46,237             (1,960)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  22,001             20,195
                                                              --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 68,238           $ 18,235
                                                              ========           ========


See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   OPINION OF MANAGEMENT

          With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the "Company") that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended January 29, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The January 29, 2000 consolidated balance sheet has been derived from the Company's audited consolidated balance sheet.

          Certain prior year amounts have been reclassified to conform to current year classifications.


2.   SEASONAL VARIATIONS IN BUSINESS

          Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.


3.   FEDERAL AND STATE INCOME TAXES

          The Company has provided for income taxes based on the estimated annual effective rate method.

4.   COMPREHENSIVE INCOME

          The following is the Company's comprehensive income for the periods ended July 29, 2000 and July 31, 1999:

                                           Thirteen Weeks         Twenty-Six Weeks
                                               Ended                    Ended
                                        --------------------    --------------------
                                        July 29,    July 31,    July 29,    July 31,
                                          2000        1999        2000        1999
                                        --------    --------    --------    --------
   Net income                           $ 14,618    $  3,760    $ 47,271    $ 23,138
   Other comprehensive income:
   Cumulative foreign currency
     translation adjustment                 (208)        521        (883)        502
                                        --------    --------    --------    --------
   Comprehensive income                 $ 14,410    $  4,281    $ 46,388    $ 23,640
                                        ========    ========    ========    ========


5.   NET INCOME PER SHARE

          The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week period ended July 29, 2000, options to purchase 53,500 shares of common stock were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. For the thirteen week period ended July 31, 1999, all outstanding options to purchase common stock were included in the computation. For the twenty-six week periods ended July 29, 2000 and July 31, 1999, 54,500 and 462,666 shares, respectively, were not included in the computation of diluted net income per share.

                                           Thirteen Weeks         Twenty-Six Weeks
                                               Ended                    Ended
                                        --------------------    --------------------
                                        July 29,    July 31,    July 29,    July 31,
                                          2000        1999        2000        1999
                                        --------    --------    --------    --------
Shares for computation of
     basic net income per share          30,737      31,179      30,652      31,208
Effect of stock compensation
     plans                                1,062         378         950         206
                                         ------      ------      ------      ------
Shares for computation of
     diluted net income per share        31,799      31,557      31,602      31,414
                                         ======      ======      ======      ======


6.   SEGMENT INFORMATION

          The Company evaluates the operating performance of its identified segments based on a direct profit measure. Direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy, and other direct costs. Indirect expenses are not allocated on a segment basis. Such indirect expenses include corporate overhead expenses, finance charge income, and amortization. Assets are not allocated between segments, therefore no measure of segment assets is available.

     The Company has two reportable segments, its retail stores (the "Stores Segment"), which include the Company's United States, Canada, and United Kingdom retail store operations, and its catalog operations (the "Catalog Segment"). The Company's reportable segments offer similar products, however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women's and children's classic apparel, accessories and shoes through its retail stores, while the Catalog Segment derives its revenues from the sale of the same products through its approximately 29 distinct mailings per year and through its e-commerce site at www.talbots.com.

The following is the Stores and Catalog Segment information for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999:

                                                                      Thirteen Weeks Ended
                               ------------------------------------------------------------------------------------------------
                                              July 29, 2000                                        July 31, 1999
                               ------------------------------------------            ------------------------------------------
                               Stores            Catalog            Total            Stores            Catalog            Total
                               ------            -------            -----            ------            -------            -----
   Sales to external
       customers              $311,457          $ 45,140          $356,597          $264,154          $ 40,839          $304,993
   Direct profit                50,414             2,703            53,117            30,697             1,400            32,097



                                                                    Twenty-Six Weeks Ended
                               ------------------------------------------------------------------------------------------------
                                              July 29, 2000                                        July 31, 1999
                               ------------------------------------------            ------------------------------------------
                               Stores            Catalog            Total            Stores            Catalog            Total
                               ------            -------            -----            ------            -------            -----
   Sales to external
        customers             $606,900          $107,456          $714,356          $507,604          $ 90,395          $597,999
   Direct profit               116,279            18,457           134,736            77,620            11,650            89,270


The following reconciles direct profit to consolidated operating income for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999:

                                                     Thirteen Weeks                     Twenty-Six Weeks
                                                         Ended                                Ended
                                               --------------------------          --------------------------
                                               July 29,          July 31,          July 29,          July 31,
                                                 2000              1999              2000              1999
                                               --------          --------          --------          --------
   Total direct profit for reportable
        segments                               $ 53,117          $ 32,097          $134,736          $ 89,270
   Less: indirect expenses                       28,464            24,467            55,429            48,341
                                               --------          --------          --------          --------
   Consolidated operating income               $ 24,653          $  7,630          $ 79,307          $ 40,929
                                               ========          ========          ========          ========

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 significantly modifies accounting and reporting standards for derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement defers the effective date for SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivatives and hedging activities. These statements are not expected to have a material impact on the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of earnings for the fiscal periods shown below:

   ===========================================================================================================

                                                      Thirteen Weeks Ended           Twenty-Six Weeks Ended
   -----------------------------------------------------------------------------------------------------------
                                                    July 29,        July 31,        July 29,        July 31,
                                                      2000            1999            2000            1999
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)
   -----------------------------------------------------------------------------------------------------------
   Net sales                                          100.0%          100.0%          100.0%          100.0%
   -----------------------------------------------------------------------------------------------------------
   Cost of sales, buying and
   occupancy expenses                                  65.1%           70.9%           60.1%           64.4%
   -----------------------------------------------------------------------------------------------------------
   Selling, general and
   administrative expenses                             28.0%           26.6%           28.8%           28.7%
   -----------------------------------------------------------------------------------------------------------
   Operating income                                     6.9%            2.5%           11.1%            6.8%
   -----------------------------------------------------------------------------------------------------------
   Interest expense, net                                0.2%            0.5%            0.3%            0.6%
   -----------------------------------------------------------------------------------------------------------
   Income before income taxes                           6.7%            2.0%           10.8%            6.3%
   -----------------------------------------------------------------------------------------------------------
   Income taxes                                         2.6%            0.8%            4.1%            2.4%
   -----------------------------------------------------------------------------------------------------------
   Net income                                           4.1%            1.2%            6.6%            3.9%
   ===========================================================================================================


THE THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 31, 1999 (SECOND QUARTER)

     Net sales in the second quarter of 2000 increased by $51.6 million to $356.6 million, or 16.9% over the second quarter of 1999. Operating income was $24.7 million in the second quarter of 2000 compared to $7.6 million in the second quarter of 1999, an increase of 225%.

     Retail store sales in the second quarter of 2000 increased by $47.4 million to $311.5 million, or 17.9%, over the second quarter of 1999. The percentage of the Company's net sales derived from its retail stores increased to 87.4% in the second quarter of 2000 compared to 86.6% in the second quarter of 1999. The increase in retail store sales was attributable to the six net new stores opened in the second quarter of 2000, the three net new stores opened in the first quarter of 2000, the 20 net non-comparable stores that opened in the last two quarters of 1999 and an increase of $34.0 million in comparable stores sales, or 14.6%, from the same period for the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     Catalog sales in the second quarter of 2000 increased by $4.2 million, to $45.1 million, an increase of 10.3% from the second quarter of 1999. Included in catalog sales are sales from the Company's e-commerce business which was launched in November 1999. The percentage of the Company's net sales from its catalogs decreased to 12.6% in the second quarter of 2000 compared to 13.4% in the second quarter of 1999 primarily due to store sales increasing at a faster rate than catalog sales. The increase in catalog sales, in total dollars, was attributable to strong customer demand and continued strong full price selling across all major catalogs and through our internet website.

     Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 65.1% in the second quarter of 2000 from 70.9% in the second quarter of 1999 due to margin improvements attributable to strong full price selling coupled with effective inventory management and leverage improvements in store occupancy expenses.

     Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of 2000 to 28.0% compared to 26.6% in the second quarter of 1999. Strong sales during the quarter allowed the Company to invest in additional marketing initiatives to enhance brand recognition and store maintenance projects to optimize the shopping experience for our customer.

     Interest expense, net, decreased to $900,000 in the second quarter of 2000 from $1.5 million in the second quarter of 1999 due to stronger cash flows enabling the Company to reduce its borrowing in a higher interest rate environment. The average total debt level, including short-term and long-term bank borrowings, was $100.2 million in the second quarter of 2000 compared to $120.8 million in the second quarter of 1999. The average interest rate, including interest on short-term and long-term bank borrowings, was 7.2% in the second quarter of 2000 compared to 6.0% in the second quarter of 1999.

     The effective tax rate for the Company remained at 38.5% in the second quarter of 2000.

THE TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 31, 1999.

     Net sales in the first 26 weeks of 2000 increased by $116.4 million to $714.4 million, or 19.5%, over the first 26 weeks of 1999. Operating income was $79.3 million in the first 26 weeks of 2000 compared to $40.9 million in the first 26 weeks of 1999, an increase of 93.9%.

     Retail store sales in the first 26 weeks of 2000 increased by $99.3 million, to $606.9 million, or 19.6%, over the first 26 weeks of 1999. The percentage of the Company's net sales derived from its retail stores remained relatively flat at 85.0% in the first 26 weeks of 2000 versus 84.9% in the first 26 weeks of 1999. The increase in retail store sales was attributable to the nine net new stores opened in the first 26 weeks of 2000, the 20 net non comparable stores that opened in the last 26 weeks of 1999 and an increase of $71.5 million in comparable stores sales, or 15.9%, from the same period for the previous year.

     Catalog sales in the first 26 weeks of 2000 increased by $17.1 million, to $107.5 million, or 18.9% compared to the first 26 weeks of 1999. Included in catalog sales are sales from the Company's e-commerce business which was launched in November 1999. The percentage of the Company's net sales from its catalogs remained relatively flat at 15.0% for the first 26 weeks of 2000 compared to 15.1% for the first 26 weeks of 1999.

     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 60.1% in the first 26 weeks of 2000 from 64.4% in the first 26 weeks of 1999. The decrease in cost of sales, buying and occupancy expenses as a percentage of sales is due primarily to higher merchandise gross margin due to continued strong selling of full-priced merchandise coupled with effective inventory management and leverage improvements in store occupancy expenses.

     Selling, general and administrative expenses was relatively flat as a percentage of net sales at 28.8% in the first 26 weeks of 2000 compared to 28.7% in the first 26 weeks of 1999. Continued strong sales have provided leverage improvements on fixed operating expenses allowing the Company to make additional investments in marketing programs and store maintenance projects.

     Interest expense, net decreased by $900,000 to $2.4 million for the first 26 weeks of 2000 from the first 26 weeks of 1999 due to lower average debt levels resulting from strong cash flows and partially offset by higher average borrowing rates. The average total debt level, including short-term and long-term bank borrowings, was $106.7 million in the first 26 weeks of 2000 compared to $120.5 million in the first 26 weeks of 1999. The average interest rate, including interest on short-term and long-term bank borrowings, was 7.1% in the first 26 weeks of 2000 compared to 6.1% in the first 26 weeks of 1999.

     The effective tax rate for the Company remained at 38.5% for the first 26 weeks of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At July 29, 2000 and at July 31, 1999, the Company had no amounts outstanding under this facility. Additionally, the Company has a revolving credit facility with four banks. At July 29, 2000 and July 31, 1999, the Company's borrowings under this facility was $100.0 million. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first 26 weeks of 2000, cash and cash equivalents increased $46.2 million compared to a decrease of $2.0 million for the same period in 1999. The increase in cash and cash equivalents was primarily due to an increase in net cash provided by operating activities of $56.1 million which included an increase in net income of $24.2 million. This increase in cash flows from operations allowed the Company to increase its investment in property and equipment, increase the quarterly dividend and repurchase common stock under the Company's stock repurchase program.

     During the first 26 weeks of 2000, the Company repurchased $16.4 million, or 436,585 shares of its common stock, under its stock repurchase program. A portion of this repurchase activity completed the $20.0 million buyback authorized by the Company's Board of Directors on January 20, 2000 under which a total of 597,510 shares were repurchased. On May 25, 2000, the Board of Directors approved another extension of the stock repurchase program which allows the Company to purchase an additional $20.0 million in stock from time to time over a two year period. As of July 29, 2000, the Company has repurchased $6.5 million or 127,975 shares under this authorization.

     Capital expenditures for the first 26 weeks of fiscal 2000 were $29.4 million compared to $22.7 million in fiscal 1999. The Company used approximately $14.6 million and $12.3 million in the first 26 weeks of fiscal 2000 and 1999, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $44.6 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company's computer information systems and to continue expansions of the Company's Hingham, Massachusetts and Lakeville, Massachusetts facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2000.

     The Company's primary ongoing cash requirements through the end of fiscal 2000 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, purchase of treasury shares and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

     The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On August 14, 2000, the Company's Board of Directors approved a quarterly dividend of $0.14 per share payable on September 18, 2000 to shareholders of record as of September 5, 2000.

     Additionally, during the second quarter 2000, the Company established a credit card bank, Talbots Classics National Bank, as a wholly owned subsidiary of The Talbots, Inc., and was issued a national banking charter for this new subsidiary. This new structure allows the Company to conform all of its domestic Talbots charge accounts to a consistent rate structure reducing the administrative burden of managing consumer compliance laws in multiple states. To facilitate this new structure and position the Company for future financing opportunities, Talbots also formed a second subsidiary, Talbots Classics Finance Company, Inc., to administer the credit card portfolio.


--------------------------------------------------------------------------------

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its new e-commerce site and the overall effect of e-commerce on Talbots business, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, and timing and levels of markdowns, and, in each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 25, 2000, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following persons were elected to serve as directors of the Company: Arnold B. Zetcher, Toshiji Tokiwa, Elizabeth T. Kennan, Yoichi Kimura, H. James Metscher, Motoya Okada, Isao Tsuruta and Mark H. Willes. There are no other directors of the Company.

          At the Annual Meeting, no fewer than 29,318,692 votes were cast in favor of, and no more than 277,252 votes were withheld with respect to, the proposal to elect the above-listed persons as directors of the Company. See the Schedule of Votes attached hereto and made a part hereof for a separate tabulation with respect to each nominee for office.

          At the Annual Meeting, on a proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of common stock from 40 million to 100 million shares, 28,361,848 votes were cast in favor of such proposal, 1,230,118 votes were cast against and 3,617 votes abstained.

          At the Annual Meeting, on a proposal to approve the Restated Directors Stock Plan, 24,578,013 votes were cast in favor of such proposal, 5,010,807 votes were cast against and 6,762 votes abstained.

          At the Annual Meeting, on a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the 2000 fiscal year, 29,526,998 votes were cast in favor of such proposal, 14,552 votes were cast against and 54,393 votes abstained.

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

               27   Financial Data Schedule (for electronic filing only)

          (b)  REPORTS ON FORM 8-K

                    The Company filed Current Reports on Form 8-K on May 18,
               2000, June 12, 2000 and June 30, 2000 pursuant to which various agreements and documents were filed by the Company, as identified therein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE TALBOTS, INC.


Dated: September 11, 2000             By: /s/ Edward L. Larsen
                                          ---------------------------------
                                              Edward L. Larsen
                                              Duly authorized officer and Senior
                                              Vice President of Finance, Chief
                                              Financial Officer, and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                               ATTACHMENT TO REPORT ON FORM 10-Q



                                SCHEDULE OF VOTES



                                 Total Vote For          Total Vote Withheld
                                 Each Director           From Each Director
                                 -------------------------------------------

Arnold B. Zetcher                 29,340,340                  255,603
Toshiji Tokiwa                    29,319,014                  276,930
Elizabeth T. Kennan               29,340,458                  255,486
Yoichi Kimura                     29,318,692                  277,252
H. James Metscher                 29,339,692                  256,252
Motoya Okada                      29,339,914                  256,030
Isao Tsuruta                      29,319,014                  276,930
Mark H. Willes                    29,340,674                  255,270