Form 10-Q
period 2000-10-28
TALBOTS INC
filed 2000-12-11
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

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

                                 (781) 749-7600
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X        No
          ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding as of
            CLASS                                           December 6, 2000
            -----                                          -----------------

Common Stock, $0.01 par value                                  62,869,696

                               INDEX TO FORM 10-Q



                                                                          PAGE
                                                                          ----

PART I. FINANCIAL INFORMATION

     Item 1: Financial Statements
                Consolidated Statements of Earnings for the Thirteen
                  and Thirty-Nine Weeks Ended October 28, 2000 and
                  October 30, 1999..........................................3
                Consolidated Balance Sheets as of October 28, 2000,
                  January 29, 2000 and October 30, 1999.....................4
                Consolidated Statements of Cash Flows for the
                  Thirty-Nine Weeks Ended October 28, 2000 and
                  October 30, 1999..........................................5
                Notes to Consolidated Financial Statements................6-9

     Item 2: Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................10-14

PART II. OTHER INFORMATION

     Item 6: Exhibits and Reports on Form 8-K..............................15

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

   THE TALBOTS, INC. AND SUBSIDIARIES
   -----------------------------------------------------------------------------

   CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
   FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 AND
   OCTOBER 30, 1999
   (Amounts in thousands except per share data)
   -----------------------------------------------------------------------------



                                               THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                             -------------------------     -------------------------
                                             OCTOBER 28,   OCTOBER 30,     OCTOBER 28,   OCTOBER 30,
                                                2000          1999            2000          1999
                                             -----------   -----------     -----------   -----------



    NET SALES                                 $391,770       $317,347       $1,106,126     $915,346

    COSTS AND EXPENSES
      COST OF SALES, BUYING AND OCCUPANCY      210,227        185,735          639,656      570,963
      SELLING, GENERAL AND ADMINISTRATIVE      123,799         97,371          329,419      269,213
                                              --------       --------       ----------     --------
    OPERATING INCOME                            57,744         34,241          137,051       75,170

    INTEREST EXPENSE - NET                         982          1,682            3,425        4,988
                                              --------       --------       ----------     --------

    INCOME BEFORE TAXES                         56,762         32,559          133,626       70,182

    INCOME TAX EXPENSE                          21,853         12,535           51,446       27,020
                                              --------       --------       ----------     --------

    NET INCOME                                $ 34,909       $ 20,024       $   82,180     $ 43,162
                                              ========       ========       ==========     ========

    NET INCOME PER SHARE
      BASIC                                   $   0.56       $   0.32       $     1.33     $   0.69
                                              ========       ========       ==========     ========

    ASSUMING DILUTION                         $   0.54       $   0.31       $     1.29     $   0.68
                                              ========       ========       ==========     ========


    WEIGHTED AVERAGE NUMBER OF SHARES OF
      COMMON STOCK OUTSTANDING (IN THOUSANDS)
        BASIC                                   62,156         62,716           61,588       62,516
                                              ========       ========       ==========     ========

        ASSUMING DILUTION                       64,506         63,594           63,666       63,028
                                              ========       ========       ==========     ========



    CASH DIVIDENDS PER SHARE                  $   0.07       $   0.06       $     0.20     $   0.17
                                              ========       ========       ==========     ========



See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 28, 2000, JANUARY 29, 2000 AND OCTOBER 30, 1999
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                      OCTOBER 28,    JANUARY 29,    OCTOBER 30,
                                        2000            2000           1999
                                      -----------    -----------    -----------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents            $  53,571      $  22,001     $  11,585
  Customer accounts receivable - net     135,569        116,737       119,896
  Merchandise inventories                216,218        183,614       211,934
  Deferred catalog costs                   8,512          8,360         7,898
  Due from affiliates                      7,420          8,445         8,972
  Deferred income taxes                   10,590          9,516         7,626
  Prepaid and other current assets        34,892         21,113        24,205
                                       ---------      ---------     ---------
          TOTAL CURRENT ASSETS           466,772        369,786       392,116


PROPERTY AND EQUIPMENT - NET             220,775        203,206       197,915

GOODWILL - NET                            37,193         38,201        38,537

TRADEMARKS - NET                          78,864         80,652        81,248

DEFERRED INCOME TAXES                      7,009          2,059         3,914
                                       ---------      ---------     ---------
TOTAL ASSETS                           $ 810,613      $ 693,904     $ 713,730
                                       =========      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks               $      --      $      --     $  15,000
  Accounts payable                        58,938         56,604        53,910
  Accrued liabilities                    111,438         87,327        82,202
                                       ---------      ---------     ---------
    TOTAL CURRENT LIABILITIES            170,376        143,931       151,112


LONG-TERM DEBT                           100,000        100,000       100,000

DEFERRED RENT UNDER LEASE COMMITMENTS     19,639         18,641        18,232

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
    100,000,000 authorized;
    73,845,176 shares,
    72,015,946 shares and
    71,896,680 shares issued,
    respectively, and 62,817,162
    shares, 61,884,502 shares
    and 63,053,324 shares
    outstanding, respectively                738            720           718
  Additional paid-in capital             351,737        314,378       312,182
  Retained earnings                      336,185        266,390       254,869
  Accumulated other comprehensive
    income (loss)                         (3,990)        (2,037)       (1,924)
  Restricted stock awards                 (1,547)        (2,140)       (2,311)
  Treasury stock, at cost; 11,028,014
    shares, 10,131,444 shares
    and 8,843,356 shares, respectively  (162,525)      (145,979)     (119,148)
                                       ---------      ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY          520,598        431,332       444,386
                                       ---------      ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $ 810,613      $ 693,904     $ 713,730
                                       =========      =========     =========


See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999
(In thousands)
--------------------------------------------------------------------------------

                                                     THIRTY-NINE WEEKS ENDED
                                                  -----------------------------
                                                  OCTOBER 28,       OCTOBER 30,
                                                    2000               1999
                                                  -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $ 82,180         $ 43,162
Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
  Depreciation and amortization                       35,433           31,919
  Deferred rent                                        1,033            1,622
  Net non-cash compensation activity                     531              760
  Loss on disposal of property and equipment           1,010            1,420
  Deferred income taxes
                                                      (6,084)             668
  Changes in current assets and liabilities:
    Customer accounts receivable                     (18,907)         (12,259)
    Merchandise inventories                          (33,003)         (38,769)
    Deferred catalog costs                              (152)             502
    Due from affiliates                                1,025           (2,319)
    Tax benefit from options exercised                11,691            3,932
    Prepaid and other current assets                 (13,899)          (2,986)
    Accounts payable                                   2,085          (14,171)
    Accrued liabilities                               24,403            7,696
                                                    --------         --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           87,346           21,177
                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                  (52,348)         (38,891)
Proceeds from disposal of property and equipment         500               30
                                                    --------         --------
  NET CASH USED IN INVESTING ACTIVITIES              (51,848)         (38,861)
                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances under notes payable to banks                     --           15,000
Proceeds from options exercised                       25,557           14,048
Cash dividends                                       (12,385)         (10,612)
Purchase of treasury stock                           (16,372)          (9,485)
                                                    --------         --------
  NET CASH (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                        (3,200)           8,951
                                                    --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (728)             123
                                                    --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         31,570           (8,610)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        22,001           20,195
                                                    --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 53,571         $ 11,585
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

          On October 10, 2000, the Board of Directors authorized a two-for-one stock split of its common stock. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock and each treasury share of common stock. The stock split was effective as of November 7, 2000 to shareholders of record on October 25, 2000. All historic share information contained herein has been adjusted to reflect the impact of the stock split.

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

4.   COMPREHENSIVE INCOME

          The following is the Company's comprehensive income for the periods ended October 28, 2000 and October 30, 1999:


                                                     Thirteen                   Thirty-Nine
                                                   Weeks Ended                  Weeks Ended
                                           --------------------------    --------------------------
                                           October 28,    October 30,    October 28,    October 30,
                                              2000            1999           2000           1999
                                           -----------    -----------    -----------    -----------

     Net income                             $34,909         $20,024        $82,180        $43,162
     Other comprehensive income:
     Cumulative foreign currency
       translation adjustment                (1,070)              5         (1,953)           507
                                            -------         -------        -------        -------
     Comprehensive income                   $33,839         $20,029        $80,227        $43,669
                                            =======         =======        =======        =======


5.   NET INCOME PER SHARE

          The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week period ended October 28, 2000, all outstanding options to purchase common stock were included in the computation of diluted net income per share. For the thirteen week period ended October 30, 1999, options to purchase 21,000 shares of common stock were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares. For the thirty-nine week periods ended October 28, 2000 and October 30, 1999, 123,000 and 716,000 shares, respectively, were not included in the computation of diluted net income per share.


                                                     Thirteen                   Thirty-Nine
                                                   Weeks Ended                  Weeks Ended
                                           --------------------------    --------------------------
                                           October 28,    October 30,    October 28,    October 30,
                                              2000            1999           2000           1999
                                           -----------    -----------    -----------    -----------

     Shares for computation of
       basic net income per share            62,156          62,716         61,588         62,516
     Effect of stock compensation
       plans                                  2,350             878          2,078            512
                                             ------          ------         ------         ------
     Shares for computation of
       diluted net income per share          64,506          63,594         63,666         63,028
                                             ======          ======         ======         ======


6.   SEGMENT INFORMATION

          The Company evaluates the operating performance of its identified segments based on a direct profit measure. Direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy, and other direct costs. Indirect expenses are not allocated on a segment basis. Such indirect expenses include corporate overhead expenses, finance charge income, and amortization. Assets are not allocated between segments and therefore no measure of segment assets is available.

          The Company has two reportable segments, its retail stores (the "Stores Segment"), which include the Company's United States, Canada, and United Kingdom retail store operations, and its catalog operations (the "Catalog Segment"). The Company's reportable segments offer similar products, however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women's and children's classic apparel, accessories and shoes through its retail stores, while the Catalog Segment derives its revenues from the sale of the same products through its approximately 29 distinct catalog mailings per year and through its e-commerce site at www.talbots.com.

     The following is the Stores Segment and Catalog Segment information for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999:



                                                            Thirteen Weeks Ended
                                 ------------------------------------------------------------------------
                                        October 28, 2000                          October 30, 1999
                                 ------------------------------            ------------------------------
                                 Stores      Catalog      Total            Stores      Catalog      Total
                                 ------      -------      -----            ------      -------      -----

     Sales to external
       customers                $331,350    $ 60,420    $391,770          $271,404    $ 45,943     $317,347
     Direct profit                76,407      14,433      90,840            51,086       7,707       58,793



                                                          Thirty-Nine Weeks Ended
                                 ------------------------------------------------------------------------
                                        October 28, 2000                          October 30, 1999
                                 ------------------------------            ------------------------------
                                 Stores      Catalog      Total            Stores      Catalog      Total
                                 ------      -------      -----            ------      -------      -----

     Sales to external
       customers                $938,250    $167,876    $1,106,126       $779,008     $136,338     $915,346
     Direct profit               192,760      32,890       225,650        128,706       19,357      148,063



     The following reconciles direct profit to consolidated operating income for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999:


                                                      Thirteen                              Thirty-Nine
                                                     Weeks Ended                            Weeks Ended
                                             ------------------------------         -------------------------------
                                             October 28,        October 30,         October 28,         October 30,
                                                2000                1999                2000               1999
                                             -----------        -----------         -----------         -----------

     Total direct profit for reportable
       segments                              $ 90,840            $ 58,793            $225,650            $148,063
     Less: indirect expenses                   33,096              24,552              88,599              72,893
                                             --------            --------            --------            --------
     Consolidated operating income           $ 57,744            $ 34,241            $137,051            $ 75,170
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

          In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. The consensus should be applied in the fourth quarter of the fiscal year beginning after December 15, 1999 with all prior periods reclassified to comply with the guidelines in the consensus. The Company is currently evaluating the impact of this issue on its financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of earnings for the fiscal periods shown below:


=================================================================================================================
                                                   Thirteen Weeks Ended              Thirty-Nine Weeks Ended
-----------------------------------------------------------------------------------------------------------------
                                            October 28, 2000  October 30, 1999 October 28, 2000  October 30, 1999
                                               (unaudited)      (unaudited)       (unaudited)       (unaudited)
-----------------------------------------------------------------------------------------------------------------

Net sales                                         100.0%           100.0%            100.0%            100.0%
-----------------------------------------------------------------------------------------------------------------
Cost of sales, buying and occupancy
  expenses                                         53.7%            58.5%             57.8%             62.4%
-----------------------------------------------------------------------------------------------------------------
Selling, general and administrative
  expenses                                         31.6%            30.7%             29.8%             29.4%
-----------------------------------------------------------------------------------------------------------------
Operating income                                   14.7%            10.8%             12.4%              8.2%
-----------------------------------------------------------------------------------------------------------------
Interest expense, net                               0.3%             0.5%              0.3%              0.5%
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                         14.5%            10.3%             12.1%              7.7%
-----------------------------------------------------------------------------------------------------------------
Income taxes                                        5.6%             4.0%              4.7%              3.0%
-----------------------------------------------------------------------------------------------------------------
Net income                                          8.9%             6.3%              7.4%              4.7%
=================================================================================================================


THE THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 30, 1999 (THIRD QUARTER)

     Net sales in the third quarter of 2000 increased by $74.4 million to $391.7 million, or 23.4% over the third quarter of 1999. Operating income was $57.7 million in the third quarter of 2000 compared to $34.2 million in the third quarter of 1999, an increase of 68.7%.

     Retail store sales in the third quarter of 2000 increased by $60.0 million to $331.4 million, or 22.1%, over the third quarter of 1999. The percentage of the Company's net sales derived from its retail stores decreased to 84.6% in the third quarter of 2000 compared to 85.5% in the third quarter of

1999. The decrease in retail store sales, as a percent of total sales, was attributable to strong catalog sales in the third quarter. Store sales, in total dollars, increased during the quarter due to the 22 net new stores opened in the third quarter of 2000, the nine net new stores opened in the first two quarters of 2000, the four net non-comparable stores that opened in the fourth quarter of 1999 and an increase of $49.3 million in comparable stores sales, or 21.0%, over the same period last year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Talbots Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     Catalog sales in the third quarter of 2000 increased by $14.4 million, to $60.3 million, an increase of 31.4% from the third quarter of 1999. Included in catalog sales are sales from the Company's e-commerce business which was launched in November 1999. The percentage of the Company's net sales from its catalogs increased to 15.4% in the third quarter of 2000 compared to 14.5% in the third quarter of 1999 primarily due to catalog sales increasing at a greater rate than store sales. The increase in catalog sales is attributable to strong customer demand and continued strong full-price selling across all major catalogs and through the Company's internet website.

     Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 53.7% in the third quarter of 2000 from 58.5% in the third quarter of 1999 due to continued margin improvements attributable to strong full price selling coupled with leverage improvements in store occupancy expenses.

     Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of 2000 to 31.6% compared to 30.7% in the third quarter of 1999. The increase was mainly due to the Company's increased investment in marketing programs to enhance brand recognition coupled with an increase in store maintenance expenses. These increases were partially offset by increased leverage on other store operating expenses and catalog expenses.

     Interest expense, net, decreased to $1.0 million in the third quarter of 2000 from $1.7 million in the third quarter of 1999 due to stronger cash flows, enabling the Company to reduce its borrowing in a higher interest rate environment. The average total debt level, including short-term and long-term bank borrowings, was $100.0 million in the third quarter of 2000, consisting solely of long-term borrowings, compared to $123.5 million in the third quarter of 1999, consisting of both long-term and short-term borrowings. The average interest rate, including interest on short-term and long-term bank borrowings, was 7.5% in the third quarter of 2000 compared to 6.3% in the third quarter of 1999.

     The effective tax rate for the Company remained at 38.5% in the third quarter of 2000.

THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999.

     Net sales in the first 39 weeks of 2000 increased by $190.8 million to $1,106.1 million, or 20.8%, over the first 39 weeks of 1999. Operating income was $137.1 million in the first 39 weeks of 2000 compared to $75.2 million in the first 39 weeks of 1999, an increase of 82.3%.

     Retail store sales in the first 39 weeks of 2000 increased by $159.3 million, to $938.3 million, or 20.4%, over the first 39 weeks of 1999. The percentage of the Company's net sales derived from its retail stores decreased to 84.8% in the first 39 weeks of 2000 versus 85.1% in the first 39 weeks of 1999. The decrease in retail store sales, as a percent of total sales, was attributable to strong catalog sales. Store sales, in total dollars, increased due to the 31 net new stores opened in the first 39 weeks of 2000, the four net non-comparable stores that opened in the fourth quarter of 1999 and an increase of $120.8 million in comparable stores sales, or 17.6%, over the same period last year.

     Catalog sales in the first 39 weeks of 2000 increased by $31.5 million, to $167.8 million, or 23.1% compared to the first 39 weeks of 1999. Included in catalog sales are sales from the Company's e-commerce business which was launched in November 1999. The percentage of the Company's net sales from its catalogs increased to 15.2% for the first 39 weeks of 2000 compared to 14.9% for the first 39 weeks of 1999 due to continued strong selling across all major full-price and sale catalogs.

     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 57.8% in the first 39 weeks of 2000 from 62.4% in the first 39 weeks of 1999. The decrease in cost of sales, buying and occupancy expenses as a percentage of sales is primarily due to an improvement in gross margin attributable to strong selling of full-priced merchandise coupled with continued leverage improvements in store occupancy expenses.

     Selling, general and administrative expenses remained essentially the same as a percentage of net sales at 29.8% in the first 39 weeks of 2000 compared to 29.4% in the first 39 weeks of 1999. Increases in marketing and store maintenance expenses were offset with continued leverage improvements on other store operating expenses and catalog expenses.

     Interest expense, net, decreased by $1.6 million to $3.4 million for the first 39 weeks of 2000 compared to the first 39 weeks of 1999 due to lower average debt levels resulting from strong cash flows and partially offset by higher average borrowing rates. The average total debt level, including short-term and long-term bank borrowings, was $104.5 million in the first 39 weeks of 2000 compared to $121.5 million in the first 39 weeks of 1999. The average interest rate, including interest on short-term and long-term bank borrowings, was 7.2% in the first 39 weeks of 2000 compared to 6.1% in the first 39 weeks of 1999.

     The effective tax rate for the Company remained at 38.5% for the first 39 weeks of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At October 28, 2000, the Company had no amounts outstanding under this facility and at October 30, 1999, the Company had $15.0 million outstanding under this facility. Additionally, the Company has a revolving credit facility with four banks. At October 28, 2000 and October 30, 1999, the Company's borrowings under this facility was $100.0 million. The Company's working capital needs have typically been at their lowest in the spring and peak during the fall selling season. However, due to strong sales in fiscal 2000, the Company has eliminated the need to borrow funds on a short-term basis during the fall season.

     In the first 39 weeks of 2000, cash and cash equivalents increased $31.6 million compared to a decrease of $8.6 million for the same period in 1999. The increase in cash and cash equivalents was primarily due to an increase in net cash provided by operating activities of $66.2 million which included an increase in net income of $39.0 million. This increase in cash flows from operations allowed the Company to increase its investment in property and equipment, increase its quarterly dividend and repurchase common stock under the Company's stock repurchase program.

     During the first 39 weeks of 2000, the Company repurchased $16.4 million, or 873,170 shares, of its common stock under its stock repurchase program. A portion of this repurchase activity completed the $20.0 million buyback authorized by the Company's Board of Directors on January 20, 2000 under which a total of 1,195,020 shares were repurchased. On May 25, 2000, the Board of Directors approved another extension of the stock repurchase program which allows the Company to purchase an additional $20.0 million in stock from time to time over a two year period. As of October 28, 2000, the Company has repurchased $6.5 million, or 255,950 shares, under this authorization. No purchases were made under this program during the thirteen weeks ending October 28, 2000.

     Capital expenditures for the first 39 weeks of fiscal 2000 were $52.3 million compared to $38.9 million in fiscal 1999. The Company used approximately $29.4 million and $21.7 million in the first 39 weeks of fiscal 2000 and 1999, respectively, for opening new stores and expanding and renovating existing stores. During the first 39 weeks of fiscal 2000, the Company spent $16.1 million on the expansion of the Company's Hingham and Lakeville, Massachusetts corporate facilities compared to $7.5 million spent in the same period in fiscal 1999. For the remainder of the fiscal year, the Company currently anticipates approximately $24.7 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company's computer information systems and to continue expansions of the Company's Hingham and Lakeville facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2000.

     The Company's primary ongoing cash requirements through the end of fiscal 2000 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future.*

     The payment of dividends and the amount of any dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On November 9, 2000, the Company's Board of Directors approved a quarterly dividend of $0.07 per share payable on December 18, 2000 to shareholders of record as of December 4, 2000.

     During the second quarter 2000, the Company established a credit card bank, Talbots Classics National Bank, as a wholly owned subsidiary of the Company, and was issued a national banking charter for this new subsidiary. This new structure allows the Company to conform all of its domestic Talbots charge accounts to a consistent rate structure reducing the administrative burden of managing consumer compliance laws in multiple states. To facilitate this new structure and position the Company for future financing opportunities, Talbots also formed a second subsidiary, Talbots Classics Finance Company, Inc., to administer the credit card portfolio.


--------------------------------------------------------------------------------

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect," "look," "believe," "may," "will," "intend," "plan," "target," "goal" and similar statements or variations of such terms. Such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its new e-commerce site and the overall effect of e-commerce on Talbots business, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, and timing and levels of markdowns. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS

                   11.1 The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5
                          "Net Income Per Share" on page 7 of this Form 10-Q.

                   27     Financial Data Schedule (for electronic filing only)

              (b)  REPORTS ON FORM 8-K

                         The Company filed a Current Report on Form 8-K on
                    October 11, 2000 pursuant to which various agreements and documents were filed by the Company, as identified therein.

                         The Company filed a Current Report on Form 8-K on
                    November 1, 2000 announcing the availability of a prerecorded October sales release call on the Talbots website or by telephone.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE TALBOTS, INC.




Dated: December 11, 2000                 By: /s/ Edward L. Larsen
                                            ----------------------------------
                                            Edward L. Larsen
                                            Duly authorized officer and Senior
                                            Vice President of Finance, Chief
                                            Financial Officer, and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)