Form 10-K405
period 2001-02-03
TALBOTS INC
filed 2001-05-02
CIK 912263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED February 3, 2001


                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-12552

                                THE TALBOTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   Delaware                                                                                        41-1111318
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

One Talbots Drive, Hingham, Massachusetts                                                          02043
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (781)749-7600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common Stock                                                                 New York Stock Exchange
         $0.01 Par Value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE
PAST 90 DAYS. YES    X     NO
                  ------       -------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE APPROXIMATE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (FOR THIS PURPOSE, DEEMED TO REFER TO ALL PERSONS AND ENTITIES OTHER THAN EXECUTIVE OFFICERS, DIRECTORS AND 10% OR MORE SHAREHOLDERS) BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON APRIL 5, 2001 WAS APPROXIMATELY $1,073 MILLION.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF APRIL 5, 2001: 63,104,548.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II, AND PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         The Talbots, Inc., a Delaware corporation (together with its wholly owned subsidiaries, "Talbots" or the "Company"), is a leading national specialty retailer and cataloger of women's and children's classic apparel, accessories and shoes. Over the past ten years, the Company has implemented an aggressive store expansion program, with the number of stores increasing from 192 at the end of 1990 to 722 at the end of 2000. During 2000, Talbots issued 29 separate catalogs with a combined circulation of approximately 58 million. In November 1999, the Company began offering its merchandise on the Internet at www.talbots.com. Sales through the website are reported with catalog sales. Total Company net sales were approximately $1,595.0 million in 2000, of which retail store sales were approximately $1,326.0 million and catalog sales were approximately $269.0 million.

         Sales and expenses for all periods presented have been revised in accordance with Emerging Issues Task Force Issue ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. To comply with the consensus, shipping and handling fees and costs, which were previously reported net in selling, general and administrative expenses, were reclassified to net sales and cost of sales, buying and occupancy expense. All prior periods were revised to comply with the consensus. Such revisions had no impact on previously reported operating earnings, net earnings, stockholders' equity or cash flows.

         Talbots complies with the National Retail Federation's fiscal calendar. Where a reference is made to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. For example, "2000" refers to the 53-week fiscal year ended February 3, 2001, "1999" refers to the 52-week fiscal year ended January 29, 2000, and "1998" refers to the 52-week fiscal year ended January 30, 1999. Since Talbots fiscal 1999 was a 52-week year and fiscal 2000 was a 53-week year, comparable store sales are reported in this Annual Report on a 52-week basis.

         Talbots offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own private label merchandise in misses, petites and woman's sizes. Talbots Kids & Babies offers an assortment of high quality classic clothing and accessories for infants, toddlers, boys and girls. Talbots merchandising strategy focuses on achieving a "classic look", that emphasizes timeless styles. Talbots stores, catalogs and Internet site offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric and fit of Talbots merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its customers are college-educated and employed, primarily in professional and managerial occupations, and are attracted to Talbots by its focused merchandising strategy, personalized customer service and continual flow of high quality, reasonably priced classic merchandise.

         Talbots has established a market niche as a brand in women's and children's classic apparel, accessories and shoes. In 2000, over 99% of the Company's merchandise consisted of styles that were sold exclusively under the Talbots label. Most of this merchandise is manufactured to the specifications of the Company's technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors.

         The Company operates its stores, catalogs and website as an integrated business and provides the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs or on the Internet. The Company believes that the synergy across these distribution channels offers an important convenience to its customers and a competitive advantage to the Company in identifying new store sites and testing new business concepts.

         The first Talbots store was opened in 1947 in Hingham, Massachusetts by Rudolph and Nancy Talbot. The first Talbots catalog was issued the following year with a circulation of approximately 3,000. Additional stores were opened beginning in 1955, and there was a total of five Talbots stores by 1973, at which time the Company was acquired by General Mills, Inc. Talbots continued to expand and grew to 126 stores by June 1988. In June 1988, Jusco (U.S.A.), Inc. ("Jusco USA") acquired Talbots (the "Acquisition"). Jusco USA is a wholly owned subsidiary of Jusco Co., Ltd. ("Jusco"), a Japanese retail conglomerate. On November 18, 1993, the Company effected an initial public offering of its common stock (the "Offering"), issuing approximately 25.2 million shares of common stock. Subsequent to the Offering, Jusco USA remains the Company's majority shareholder, and at February 3, 2001 owned approximately 58.1% of the outstanding common stock of the Company.

         The Company has grown significantly since the Acquisition by adding stores and developing new complementary business concepts that capitalize on the strength of the Talbots name and its loyal customer base. By February 3, 2001, the number of stores increased to 722, located in 45 states, the District of Columbia, Canada and the United Kingdom. This number included 421 Talbots Misses stores (including 19 Misses stores in Canada and five Misses stores in the United Kingdom), 175 Talbots Petites stores (including one Petites store in Canada), 35 Talbots Accessories & Shoes stores, 57 Talbots Kids stores (53 of which include a Talbots Babies assortment), 14 Talbots Woman stores and 20 Talbots Outlet stores.

         Talbots catalog business also has undergone changes. The circulation of catalogs has been reduced by 21.8% from 74.4 million catalogs in 1990 to 58.2 million catalogs in 2000. This circulation reduction has been an integral part of a strategy to better focus the distribution of catalogs to proven customers.

         In November 1999, Talbots went live with its website, www.talbots.com. This new channel of distribution is a natural extension of the Company's existing store and catalog channels. The same broad assortment of Talbots existing store and catalog classic merchandise is available on-line with one-stop shopping for Misses, Petites, Woman, Accessories & Shoes and Kids apparel. The Company's existing catalog fulfillment and customer service infrastructure manages orders taken over the Internet and complements this new channel of distribution. In fiscal 2000, approximately 10% of total catalog sales were attributed to the website.

         Information concerning the Company's retail store business and the Company's catalog and Internet business and certain geographic information is incorporated by reference to note 9 of the Company's consolidated financial statements on pages 18 and 19 of Talbots Annual Report to Shareholders for the fiscal year ended February 3, 2001.

STRATEGY

         The key elements of the Company's strategy are to: (1) maintain its strong competitive position in the classics niche by providing consistently classic women's and children's apparel, accessories and shoes, (2) continue to operate as a predominantly private label retailer, (3) maintain its posture as a limited promotion retailer, (4) continue to capitalize on its complementary store, catalog and Internet operations, (5) continue to provide superior customer service and (6) offer a broad mix of store location types.

         MARKET NICHE IN CLASSIC APPAREL. Talbots offers a distinctive collection of sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of the Company's own private label merchandise in misses, petites and woman's sizes. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. An important aspect of the Company's marketing strategy is wardrobing the customer from "head-to-toe." The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, shoes and accessories will be affected by sudden changes in fashion trends.

         TALBOTS PRIVATE LABEL. The clothing assortment under the Talbots private label exceeded 99% in 2000. Sales of private label merchandise generally provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establish Talbots identity as a brand of women's classic apparel.

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

         COMPLEMENTARY STORE, CATALOG AND E-COMMERCE OPERATIONS. The Company's strategy is to operate its stores, catalogs and website as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs or on-line. The Company believes that the synergy across these distribution channels offers an important convenience to its customers, provides a competitive advantage to the Company and is an important element in identifying new store sites.

         Talbots catalogs and website provide customers with a broader selection of merchandise, sizes and colors than its stores. In each of its United States stores, Talbots offers a "Red Line" phone which connects the store customer directly to a catalog telemarketing sales associate. This service can be used by store customers to order a particular size or color of an item that is a catalog-only item or that is sold out in the store. A reduced shipping and handling charge is provided to customers who use the "Red Line" phone service. In addition to providing customers the convenience of ordering Talbots merchandise, the Company generally uses its catalogs and website to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. Merchandise can be easily returned or exchanged at any Talbots store or returned to the Company by mail.

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

         In conjunction with the Company's well-established catalog operation, there is a strong infrastructure in place to support the website, www.talbots.com, including the existing distribution and fulfillment capabilities. As with catalog merchandise, items can be easily returned or exchanged at any Talbots store or returned to the Company by mail. The Company believes that this channel of business is a natural complement to the store and catalog operations, and has the potential to become a significant growth opportunity. For fiscal 2000, Internet sales accounted for approximately 10% of total catalog sales.

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

         BROAD MIX OF STORE LOCATIONS. The Company believes that providing a broad mix of store location types helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient and consistent with its image. As of February 3, 2001, the Company had 42% of its stores in malls, 36% in specialty centers, 12% in village locations, 7% as freestanding stores and 3% in urban locations.

MERCHANDISING

         The Company's merchandising strategy focuses on achieving a "classic look," which emphasizes timeless styles. Talbots offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting primarily of private label merchandise made exclusively for Talbots. Talbots stores, catalogs and e-commerce website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from "head-to-toe". The consistency in color, fabric and fit of Talbots merchandise also allows a customer to create wardrobes across seasons and years.

         PRIVATE LABEL MERCHANDISE DESIGN AND PURCHASING. Talbots private label merchandise is designed and produced through the coordinated efforts of the Company's merchandising and manufacturing teams, which consist of the New York-based Talbots product development office, the Hingham-based technical testing and design staff, the buying staff, the production planning staff and a Hong Kong-based product sourcing office. Styles for Talbots private label merchandise are developed based upon prior years' sales history and current fashion trends for each of the Company's two main seasons, spring and fall.

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

         In conjunction with the merchandise developed by the product development team and quantified by the buying organization, the Company's Hingham-based technical design testing and performance testing staff works to determine the technical specifications of virtually all of its private-label merchandise. In addition to preparing the initial specifications, this group also reviews the first fit sample together with the product development team, ensuring that the creative intent is preserved. Subsequent fit samples are evaluated on fit and quality characteristics, ensuring that specifications and quality standards are met.

         SOURCING. In 2000, Talbots purchased approximately 62% of its merchandise directly from offshore vendors, and the remaining 38% through domestic-based vendors. During the year, the Company's Hong Kong office accounted for approximately 48% of Talbots total direct offshore sourcing, with the remaining 52% being handled through various agents. Approximately 30% of Talbots merchandise is currently sourced through Hong Kong.

         In order to diversify the Company's Far East sourcing operations, additional exclusive overseas sourcing offices have been established in Jakarta, Indonesia and in Bangkok, Thailand. In the summer of 2001, a third exclusive sourcing office is expected to open in Singapore. Under the terms of an agreement between the Company and Eralda Industries ("Eralda"), a long time supplier of the Company, Eralda serves as the Company's exclusive agent and has established these offices to serve the Company in this capacity.

         In addition to the Company's office in Hong Kong, which deals with local manufacturers, and the sourcing arrangement with Eralda, Talbots utilizes agents in Japan, Korea, Italy, Portugal and Spain plus domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to assure that no one company or country is responsible for a disproportionate amount of Talbots merchandise. Directly sourced merchandise is currently manufactured to the Company's specifications by independent foreign factories located primarily in Hong Kong, China and Thailand in Asia and primarily in Italy in Europe.

         The Company's domestic vendors include those who either manufacture their own merchandise or supply merchandise manufactured by others, as well as vendors that are both manufacturers and suppliers. In 2000, Royal Bright Development accounted for approximately 5% of total merchandise purchased. Additionally, certain divisions of The Apparel Group, Ltd., accounted for an aggregate of approximately 5% of the total merchandise purchased by Talbots. Most of Talbots Hong Kong and other foreign vendors manufacture their own merchandise. The Company believes that, consistent with the retail apparel industry as a whole, many of its domestic suppliers import a portion of their merchandise from abroad.

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

EXPANSION

         An important aspect of the Company's business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. The Company has grown significantly over the past ten years, with the number of stores increasing from 192 at the end of 1990 to 722 at the end of 2000. During that time, store net sales increased from approximately $335.5 million in 1990 to approximately $1,326.0 million in 2000. During fiscal 2000 Talbots opened 55 new stores.

         In addition to expanding its core Misses business, the Company has introduced complementary new business concepts, Talbots Petites, Talbots Kids & Babies, Talbots Accessories & Shoes, Talbots Woman and Talbots Collection.

         In 1984, Talbots began offering merchandise in petites sizes in its catalogs, and in 1985, the Company opened its first Talbots Petites store. During 1989, Talbots stores began to carry a selection of Talbots Petites merchandise, and the Company opened three additional Talbots Petites stores in 1990 as the beginning of its strategy to expand the Talbots Petites business. At February 3, 2001, 175 Talbots Petites stores were open, and virtually every item of women's apparel in the catalog was offered in both misses and petites sizes.

         In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment for infants and toddlers, Talbots Babies. By the end of 2000, 57 Talbots Kids stores were open, 53 of which included a Babies assortment. Also in 2000, five separate Talbots Kids catalogs were circulated nationally. The Company will continue to position Talbots Kids & Babies as a brand that offers a complete assortment of high quality classic children's clothing and accessories.

         During 1994, Talbots introduced Talbots Accessories & Shoes in two catalogs devoted to this category. The Company opened five Talbots Accessories & Shoes stores in September 1995 and operated 35 stores at the end of 2000. A limited collection of the merchandise continues to be offered in each Misses catalog, in selected stores and, in 2000, in two separate catalogs.

         In September 1998, the Company introduced two new concepts, Talbots Woman and Talbots Collection. Talbots Woman was developed for customers wearing sizes 12W to 24W who seek the same classic styling, high quality and fit as the Company's misses and petites customers. It was introduced as a department in seven existing Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs. In 2000, the Company opened nine new Talbots Woman stores and circulated four separate catalogs devoted exclusively to Talbots Woman fashions. At February 3, 2001, 14 Woman stores were open and an assortment of Talbots Woman apparel was offered in 10 additional Talbots stores.

         Talbots Collection is a test concept that was developed for those customers seeking a well-defined selection of tailored sportswear featuring fine fabrics, interesting details and distinctive novelty prints. It is presented as a separate department in 80 existing Talbots Misses stores.

         The Company currently anticipates opening approximately 78 new stores (including Misses, Petites, Accessories & Shoes, Kids and Woman stores) in 2001.* The Company's ability to continue to expand its store base will be dependent upon a number of factors, including its overall sales performance, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the ability to negotiate acceptable lease terms for new locations. The Company also considers opening such stores in established Talbots markets where a Misses store is not located, thereby broadening the growth potential for each concept.

STORES

         Misses stores generally range in size from 3,700 to 6,500 gross square feet, with a typical store averaging approximately 4,900 gross square feet. Talbots Petites, Woman and Kids & Babies stores generally measure 2,500, 2,700 and 3,300 gross square feet, respectively. Talbots Accessories & Shoes stores generally measure 1,900 gross square feet. Flagship stores are Misses stores which are utilized to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Washington D.C., Chicago, San Francisco, London and Toronto, and generally are larger than the average Misses store. Approximately 75% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

         In certain markets, the Company has created Talbots "superstores" by placing two or more other Talbots concepts in close proximity to a Misses store. Together, these stores feature at least three of Talbots business concepts - Misses, Petites, Kids & Babies, Woman and/or Accessories & Shoes - in order to create a one-stop shopping environment. At February 3, 2001, the Company operated 61 "superstores."

         The Company utilizes Talbots Outlet stores that are separate from its retail stores, to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores primarily for the sale of past season and "as is" merchandise. Generally, merchandise in Talbots Outlet stores is sold at significant markdowns from original retail prices; however, a limited selection of "core basics" merchandise such as t- shirts, turtlenecks and denim is offered at full price. At February 3, 2001, the Company operated 20 Talbots Outlet stores.

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

TALBOTS CATALOG AND E-COMMERCE

         Since 1948, the Company has used its catalog to offer customers convenience in ordering Talbots merchandise. In 2000, the Company distributed 29 separate catalogs with a combined circulation of approximately 58.2 million, including catalogs sent to stores for display and general distribution. During 2000, the catalog sales segment represented approximately 16.9% of total Company sales. Catalog circulation has included: base catalogs offering the broadest assortment of Talbots merchandise; specialty catalogs such as the Classics That Work series featuring career clothing; Talbots Kids & Babies catalogs; Talbots Accessories & Shoes catalogs; Talbots Woman catalogs; and sale catalogs. In addition to providing customers convenience in ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic.

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

         Included in catalog sales is Talbots new e-commerce website, which is a natural extension of the Company's catalog operation. Sales orders from the website are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the website will provide examples of alternative merchandise if items are unavailable. Additionally, the "on-line chat" feature allows customers to communicate with customer service representatives through the website. As with the catalog, customer on-line purchases can be returned by mail or at any Talbots retail store.

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

         In 1995, the Company completed an expansion of its distribution center in Lakeville, Massachusetts, by adding an additional 124,260 square feet to support its expansion plans. Additional mezzanine level space was added in 1996 and 1997 to further support the Company's growth. In the spring of 2000, a 125,000 square foot expansion began with an anticipated completion in the summer of 2001. The Company spent approximately $16 million through 2000 and expects to spend an additional $3 million in 2001 on this expansion.*

MANAGEMENT INFORMATION SYSTEMS

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

         Also, sales associates can locate, at any Talbots location, merchandise no longer available in their store with a single phone call, 24 hours a day, seven days a week (except Christmas Day).

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

COMPETITION

         The women's retail apparel industry is highly competitive. The Company believes that the principal bases upon which it competes are quality, value and service in offering classic apparel to build "head-to-toe" wardrobes through stores, catalogs and its website.

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

EMPLOYEES

         At February 3, 2001, Talbots had approximately 11,100 employees, of whom approximately 2,800 were full-time salaried employees, approximately 1,500 were full-time hourly employees and approximately 6,800 were part-time hourly employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information regarding the executive officers of the Company as of April 1, 2001:

Name                                     Age             Position
----                                     ---             --------
Arnold B. Zetcher                        60              Chairman of the Board, President and Chief Executive
                                                         Officer
H. James Metscher                        44              Executive Vice President, Chief Merchandising Officer
Harold Bosworth                          52              Senior Vice President, General Manager, Talbots Kids
Paul V. Kastner                          49              Senior Vice President, International and Strategic
                                                            Planning
Edward L. Larsen                         56              Senior Vice President, Finance, Chief Financial
                                                            Officer and Treasurer
Michele M. Mandell                       53              Senior Vice President, Stores
Andrea M. McKenna                        44              Senior Vice President, Marketing and Catalog
                                                         Development
Richard T. O'Connell, Jr.                50              Senior Vice President, Legal and Real Estate, and
                                                            Secretary
Bruce L. Prescott                        45              Senior Vice President, Direct Marketing
Charles R. Richardson                    42              Senior Vice President, Information Services
Bruce C. Soderholm                       58              Senior Vice President, Operations
Stuart M. Stolper                        61              Senior Vice President, Human Resources


         Mr. Zetcher joined Talbots as President in 1987. He has been President and Chief Executive Officer and a member of the Board of Directors since 1988 and assumed the additional position of Chairman of the Board in 2000. Mr. Zetcher was Chairman and Chief Executive Officer of John Breuner Company, a home furnishings division of BATUS, and prior to that, Chairman and Chief Executive Officer of Kohl's Food Stores, another BATUS division. Mr. Zetcher also served as Chairman and Chief Executive Officer of Bonwit Teller in New York and served in various capacities during his ten years with Federated Department Stores.

         Mr. Metscher joined Talbots as Executive Vice President and Chief Merchandising Officer in November 1998 and became a Director in 1999. Mr. Metscher was employed by Liz Claiborne, Inc. from 1993 to 1996, first as President of its First Issue Division and later as President of the Liz Claiborne Retail Division. From 1996 to 1998 he was President and Chief Executive Officer of The Custom Foot, a venture capital backed specialty footwear company which was discontinued and liquidated. Mr. Metscher had also been employed by Talbots from 1984 to 1993, holding positions of increasing responsibility including Vice President, Merchandising and Vice President, Product Development.


         Mr. Bosworth joined the Company in June 1997 as Senior Vice President and General Manager for Talbots Kids. From 1988 to 1997, Mr. Bosworth served as Senior Vice President, Retail, of Ermengildo Zegna, and Senior Vice President and General Merchandise Manager at the I. Magnin/Bullick's Wilshire division of R.H. Macy, where he was responsible for numerous merchandising areas, including children's. He also served in various capacities at J.W. Robinson's, a division of Associated Dry Goods; The Broadway, a division of Carter Hawley Hale; and Jordan Marsh, a division of Allied Stores from 1972 to 1988.

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

         Ms. McKenna joined Talbots in December 2000 as Senior Vice President, Marketing and Catalog Development. Prior to joining Talbots, she served as Senior Vice President and Group Media Director at Hill, Holliday, Connors, Cosmopulos, Inc. From 1998 to 1999, she was Vice President at McKenna Associates Corp., a consulting firm. From 1996 to 1998, Ms. McKenna served as Vice President of Marketing and Advertising for Hoyts Cinemas Corporation.

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

         Mr. Richardson joined Talbots in October 1998 as Senior Vice President, Information Services. From 1997 to 1998, Mr. Richardson was Senior Vice President and Chief Information Officer for Best Buy Company, Inc. From 1996 to 1997, Mr. Richardson was a Product Manager for Computer Associates International, Inc. From 1992 to 1996, he was Senior Vice President, Information Services for Ann Taylor, and spent 10 years with The Limited, Inc. in various positions at Abercrombie and Fitch, Limited Stores and Lane Bryant.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect," "look," "believe," "may," "will," "intend," "plan," "target," "goal" and similar statements or variations of such terms. Such forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and involve certain significant risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its new e-commerce site, store traffic, acceptance of Talbots seasonal fashions, appropriate balance of merchandise offerings, and timing and levels of markdowns. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 2.    PROPERTIES.

         The table below presents certain information relating to the Company's properties at February 3, 2001:

Location                       Gross Square Feet       Primary Function                Interest
--------                       -----------------       ----------------                --------
Hingham, Massachusetts              313,000          Company headquarters              Own (46 acres)
Lakeville, Massachusetts            910,992          Distribution center               Own (110 acres)
Tampa, Florida                       38,437          Systems center                    Lease
Knoxville, Tennessee                 26,069          Telemarketing                     Lease
New York, New York                   28,837          Product development office        Lease
Hong Kong                            10,455          Merchandising and sourcing        Lease
Lincoln, RI                           4,470          Credit and banking facilities     Lease
Ontario, Canada                       1,119          Canadian regional office          Lease
London, U.K.                          1,093          U.K. management office            Lease

Stores throughout the U.S.,
   Canada and U.K.                                   Retail stores                     Own and lease (a)


(a)   Talbots owns the property for six of its 722 stores.


         Except for retail store space, the Company believes that its operating facilities and sales offices are adequate and suitable for its current needs. To address expected future office and distribution space needs, in fiscal 1999, the Company completed a 75,000 square foot expansion of its Hingham, Massachusetts offices and commenced construction on 125,000 square foot additional space at its Lakeville, Massachusetts distribution facility is expected to be completed in fiscal 2001. Talbots long-term expansion program, if successful, may require additional office and distribution space to service its operations in the future.

         At February 3, 2001, Talbots operated 722 stores; all but six were leased. The leases typically provide for an initial term of between 10 and 15 years, with renewal options permitting the Company to extend the term for between five and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent ("percentage rent") based on the store's annual sales in excess of specified levels. The percentage rent payment is typically 4% to 5% of annual sales in excess of the applicable threshold. In a majority of leases Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center's common area operating costs and marketing programs. The Company has many lease arrangements that provide for an increase in annual fixed rental payments during the lease term.

         At February 3, 2001, the current terms of Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

                Years Lease                                       Number of
                Terms Expire                                     Store Leases(a)
                ------------                                     --------------
                2001-2002..................................          124
                2003-2004..................................          122
                2005-2008..................................          217
                2009 and later.............................          220


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Information concerning the market in which the Company's common stock was traded in fiscal 2000 and the approximate number of record holders of common stock and certain other information called for by this Item 5 are set forth under the captions "Selected Quarterly Financial Data" on page 25 and "Market for Registrant's Common Stock and Related Shareholder Matters" on page 26 of Talbots Annual Report to Shareholders for the fiscal year ended February 3, 2001 and is incorporated herein by reference.

         At April 5, 2001, Jusco USA held approximately 58.1% of Talbots common stock.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for by this Item 6 is set forth under the caption "Five Year Financial Summary" on page 2 of Talbots Annual Report to Shareholders for the fiscal year February 3, 2001 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item 7 is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 7 of Talbots Annual Report to Shareholders for the fiscal year ended February 3, 2001 and is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information called for by this Item 7A is set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 6 and 7 of Talbots Annual Report to Shareholders for the fiscal year ended February 3, 2001 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of independent auditors, the consolidated financial statements of Talbots, the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8 are set forth on pages 8 to 24 of Talbots Annual Report to Shareholders for the fiscal year ended February 3, 2001 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning Talbots directors under the caption "Election of Directors" on pages 3 through 5 of Talbots Proxy Statement for Talbots 2001 Annual Meeting of Shareholders, the information concerning Talbots executive officers set forth in Part I, Item 1 above under the caption "Executive Officers of the Company," and the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of Talbots Proxy Statement for Talbots 2001 Annual Meeting of Shareholders, are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation" on pages 6 to 11 of Talbots Proxy Statement for Talbots 2001 Annual Meeting of Shareholders, the information concerning director compensation under the caption "Director Compensation; Attendance; Committees" on pages 4 and 5 of Talbots Proxy Statement for Talbots 2001 Annual Meeting of Shareholders, and the information under the caption "Compensation Committee Interlocks and Insider Participation" on page 12 of Talbots Proxy Statement for Talbots 2001 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under "Executive Compensation Report on Compensation of Executive Officers" and "Executive Compensation-Performance Graph" is not incorporated in this Item 11.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Beneficial Ownership of Common Stock" on pages 14 and 15 of Talbots Proxy Statement for Talbots 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Executive Compensation - Certain Transactions with Related Parties" on pages 12 to 14 of Talbots Proxy Statement for Talbots 2001 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS: The following Independent Auditors' Report and Consolidated Financial Statements of Talbots are incorporated herein by reference to pages 8 to 24 of Talbots Annual Report to Shareholders for the fiscal year ended February 3, 2001:

                       Consolidated Statements of Earnings for the Fifty-three Weeks Ended February 3, 2001, the Fifty-two Weeks Ended January 29, 2000 and the Fifty-two Weeks Ended January 30, 1999

                       Consolidated Balance Sheets at February 3, 2001 and January 29, 2000

                       Consolidated Statements of Cash Flows for the Fifty-three Weeks Ended February 3, 2001, the Fifty-two Weeks Ended January 29, 2000 and the Fifty-two Weeks Ended January 30, 1999

                       Consolidated Statements of Stockholders' Equity for the Fifty-three Weeks Ended February 3, 2001, the Fifty-two Weeks Ended January 29, 2000 and the Fifty-two Weeks Ended January 30, 1999

                       Notes to Consolidated Financial Statements

                       Independent Auditors' Report

(a)(2) FINANCIAL STATEMENT SCHEDULES: The document and schedule listed below are filed as part of this Form 10-K:

                                                               Page in Form 10-K

                Independent Auditors' Report on
                Financial Statement Schedule                                 F-1

                Schedule II - Valuation and Qualifying
                Accounts and Reserves                                        S-1

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

         3.1      Certificate of Incorporation, as amended, of Talbots.(1), (13)

         3.2      By-laws of Talbots.(1)

(4)      Instruments Defining the Rights of Security Holders, including
         Indentures.

         4.1      Form of Common Stock Certificate of Talbots.(1)

(10)     Material Contracts.

         10.1 Stockholders Agreement, dated as of November 18, 1993, between Talbots and Jusco USA.(2)

         10.2 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Dai-Ichi Kangyo Bank, Limited, as amended.(2), (4), (5), (6), (7), (11), (15)

         10.3 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi Trust Company, as amended.(2), (4), (5), (6), (7), (10), (11), (15)

         10.4 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2), (4),
                  (5), (6), (7), (12)

         10.5 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Sakura Bank, Limited, as amended.(2),
                  (4), (5), (6), (7), (8), (11), (15)

         10.6 Revolving Credit Agreement between Talbots and The Dai-Ichi Kangyo Bank, Limited, dated as of April 14, 1998, as amended.(6), (10), (12)

         10.7 Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998, as amended.(6), (7), (10), (12)

         10.8 Letter of Credit Agreement, dated as of August 10, 1993, between Talbots and The First National Bank of Boston.(1)

         10.9 Letter Agreement, dated as of June 1, 1998, concerning credit facilities, between Talbots and BankBoston, N.A.(7)

         10.10 Letter Agreement, dated August 11, 1998, concerning credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(7), (13)

         10.11 Trademark Purchase and License Agreement, dated as of November 26, 1993, between Jusco (Europe) B.V. and The Classics Chicago, Inc.(2)

         10.12 Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)

         10.13 Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and Jusco.(2)

         10.14 License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)

         10.15 Tax Allocation Agreement, dated as of November 18, 1993, between Jusco USA, Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)

         10.16 The Talbots, Inc. Pension Plan for Salaried Employees, as amended and restated January 1, 1989, including amendments through January 1, 1994.(3)*

         10.17 The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated, effective as of November 1, 1993.(3),
                  (11)*

         10.18 Services Agreement, dated as of October 29, 1989, between Talbots and Jusco USA.(3)

         10.19 Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(5)

         10.20 Money Market Line Commercial Promissory Note dated August 20, 1999 from Talbots to BankBoston, N.A.(10)

         10.21 The Talbots, Inc. Supplemental Retirement Plan, as amended.(1), (2), (16)*

         10.22    The Talbots, Inc. Supplemental Savings Plan, as amended.(1),
                  (2), (16)*

         10.23    The Talbots, Inc. Deferred Compensation Plan, as amended.(1),
                  (2), (16)*

         10.24 The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(7)*

         10.25 Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1 dated May 11, 1994.(1), (3)*

         10.26 Change in Control Agreements, between Talbots and certain officers of Talbots.(2), (3)*

         10.27 Employment Agreement, dated as of November 23, 1998, between the Company and H. James Metscher.(7)*

         10.28 Consulting and Advisory Services Contract between Jusco USA and Talbots dated as of November 1, 1999. (9)

         10.29 The Talbots, Inc. Restated Directors Stock Plan dated May 25, 2000. (13) *

         10.30 Fifth Extension of Share Repurchase Program dated as of June 1, 2000 between Talbots and Jusco USA. (14)

         10.31 Sixth Extension of Share Repurchase Program dated as of March 14, 2001 between Talbots and Jusco USA. (16)

*        Management contract and compensatory plans and arrangements



(11)     Statement re Computation of Per Share Earnings.

         11.1 Incorporated by reference to footnote 12 "Net Income Per Share" on page 22 of Talbots Annual Report to Shareholders for the fiscal year ended February 3, 2001.


(13)     Annual Report to Security Holders.

         13.1 Excerpts from the 2000 Annual Report of Talbots incorporated into this Annual Report on Form 10-K by reference.


(21)     Subsidiaries.

         21.1     List of subsidiaries of Talbots.


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

(12) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 18, 2000.

(13) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 12, 2000.

(14) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 30, 2000.

(15) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 28, 2001.

(16) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2001.


(b)  Report on Form 8-K:
     ------------------

     The Company filed a Current Report on Form 8-K on November 1, 2000 pursuant to Regulation FD.

     The Company filed a Current Report on Form 8-K on April 12, 2001 pursuant to which various agreements and documents were filed by the Company, as identified therein.

     With the exception of the information incorporated by reference to the Annual Report to Shareholders in Items 5, 6, 7 and 8 of Part II and Item 14 of Part IV of this Annual Report, Talbots 2000 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2001

           THE TALBOTS, INC.
           (Registrant)


           By  /s/ Edward L. Larsen
              -----------------------------------------------------
              Edward L. Larsen
              Senior Vice President, Finance, Chief
              Financial Officer and Treasurer (Principal
              Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 2, 2001.


 /s/ Arnold B. Zetcher
 --------------------------------                 ------------------------------
Arnold B. Zetcher                                 Motoya Okada
Chairman of the Board, President                  Director
and Chief Executive Officer


                                                   /s/ Susan M. Swain
 --------------------------------                 ------------------------------
Toshiji Tokiwa                                    Susan M. Swain
Director                                          Director


 /s/ Elizabeth T. Kennan
 --------------------------------                 ------------------------------
Elizabeth T. Kennan                               Isao Tsuruta
Director                                          Director


                                                  /s/ Mark H. Willes
 --------------------------------                 ------------------------------
Yoichi Kimura                                     Mark H. Willes
Director                                          Director


 /s/ H. James Metscher
 --------------------------------
H. James Metscher
Officer and Director

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

         3.1      Certificate of Incorporation, as amended, of Talbots.(1), (13)

         3.2      By-laws of Talbots.(1)

(4)      Instruments Defining the Rights of Security Holders, including
         Indentures.

         4.1      Form of Common Stock Certificate of Talbots.(1)

(10)     Material Contracts.


         10.1 Stockholders Agreement, dated as of November 18, 1993, between Talbots and Jusco USA.(2)

         10.2 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Dai-Ichi Kangyo Bank, Limited, as amended.(2), (4), (5), (6), (7), (11), (15)

         10.3 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi Trust Company, as amended.(2), (4), (5), (6), (7), (10), (11), (15)

         10.4 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2), (4),
                  (5), (6), (7), (12)

         10.5 Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Sakura Bank, Limited, as amended.(2),
                  (4), (5), (6), (7), (8), (11), (15)

         10.6 Revolving Credit Agreement between Talbots and The Dai-Ichi Kangyo Bank, Limited, dated as of April 14, 1998, as amended.(6), (10), (12)

         10.7 Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998, as amended.(6), (7), (10), (12)

         10.8 Letter of Credit Agreement, dated as of August 10, 1993, between Talbots and The First National Bank of Boston.(1)

         10.9 Letter Agreement, dated as of June 1, 1998, concerning credit facilities, between Talbots and BankBoston, N.A.(7)

         10.10 Letter Agreement, dated August 11, 1998, concerning credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(7), (13)

         10.11 Trademark Purchase and License Agreement, dated as of November 26, 1993, between Jusco (Europe) B.V. and The Classics Chicago, Inc.(2)

         10.12 Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)

         10.13 Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and Jusco.(2)

         10.14 License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)

         10.15 Tax Allocation Agreement, dated as of November 18, 1993, between Jusco USA, Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)

         10.16 The Talbots, Inc. Pension Plan for Salaried Employees, as amended and restated January 1, 1989, including amendments through January 1, 1994.(3)*

         10.17 The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated, effective as of November 1, 1993.(3),
                  (11)*

         10.18 Services Agreement, dated as of October 29, 1989, between Talbots and Jusco USA.(3)

         10.19 Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(5)

         10.20 Money Market Line Commercial Promissory Note dated August 20, 1999 from Talbots to BankBoston, N.A.(10)

         10.21 The Talbots, Inc. Supplemental Retirement Plan, as amended.(1), (2), (16)*

         10.22    The Talbots, Inc. Supplemental Savings Plan, as amended.(1),
                  (2), (16)*

         10.23    The Talbots, Inc. Deferred Compensation Plan, as amended.(1),
                  (2), (16)*

         10.24 The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(7)*

         10.25 Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1 dated May 11, 1994.(1), (3)*

         10.26 Change in Control Agreements, between Talbots and certain officers of Talbots.(2), (3)*

         10.27 Employment Agreement, dated as of November 23, 1998, between the Company and H. James Metscher.(7)*

         10.28 Consulting and Advisory Services Contract between Jusco USA and Talbots dated as of November 1, 1999.(9)

         10.29 The Talbots, Inc. Restated Directors Stock Plan dated May 25, 2000.(13)*

         10.30 Fifth Extension of Share Repurchase Program dated as of June 1, 2000 between Talbots and Jusco USA.(14)

         10.31 Sixth Extension of Share Repurchase Program dated as of March 14, 2001 between Talbots and Jusco USA.(16)

*        Management contract and compensatory plans and arrangements


(11)     Statement re Computation of Per Share Earnings.

         11.1 Incorporated by reference to footnote 12 "Net Income Per Share" on page 22 of Talbots Annual Report to Shareholders for the fiscal year ended February 3, 2001.


(13)     Annual Report to Security Holders.

         13.1 Excerpts from the 2000 Annual Report of Talbots incorporated into this Annual Report on Form 10-K by reference.


(21)     Subsidiaries.

         21.1     List of subsidiaries of Talbots.


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

(12) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 18, 2000.

(13) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 12, 2000.

(14) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 30, 2000.

(15) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 28, 2001.

(16) Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2001.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Talbots, Inc.:

We have audited the consolidated financial statements of The Talbots, Inc. and its subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000, and for each of the three years in the period ended February 3, 2001, and have issued our report thereon dated March 14, 2001. Such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Talbots, Inc. and its subsidiaries, listed in Item 14
(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 14, 2001

                           TALBOTS ANNUAL REPORT 2000



FIVE YEAR FINANCIAL SUMMARY
(Dollar amounts in thousands except per share data)

The following selected financial data have been derived from the Company's consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto, included elsewhere herein. Sales for all periods presented have been reclassified to conform with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs."

                                                                     YEAR ENDED
                                      -----------------------------------------------------------------------
                                      FEBRUARY 3,    JANUARY 29,    JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                             2001           2000           1999           1998           1997
                                       (53 WEEKS)     (52 WEEKS)     (52 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                      -----------------------------------------------------------------------

STATEMENT OF EARNINGS INFORMATION:

Net sales                              $1,594,996     $1,308,658     $1,157,737     $1,069,071     $1,035,110
Net income                                115,202         58,460         36,668          5,838         63,621
Net income per share
    Basic                              $     1.86     $     0.94     $     0.58     $     0.09     $     0.96
    Assuming dilution                  $     1.80     $     0.92     $     0.57     $     0.09     $     0.96
Weighted average number of
  shares of common stock
  outstanding (in thousands)
    Basic                                  61,823         62,136         63,756         64,772         66,370
    Assuming dilution                      63,995         63,368         63,866         64,872         66,566
Cash dividends per share               $     0.27     $     0.23     $     0.22     $     0.21     $     0.17


BALANCE SHEET INFORMATION:

Working capital                        $  318,365     $  225,855     $  201,521     $  145,101     $  184,442
Total assets                              858,596        693,904        661,219        680,154        625,043
Total long-term debt                      100,000        100,000        100,000         50,000         50,000
Stockholders' equity                      550,771        431,332        402,073        396,466        431,459

REPORT OF MANAGEMENT RESPONSIBILITY

The management of The Talbots, Inc. is responsible for the fairness and accuracy of our financial reporting.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, using management's best estimates and informed judgements where necessary and appropriate. Management is responsible for the integrity of the information and the representations contained in our Annual Report.

We have established a system of internal accounting controls that provides reasonable assurance that, in all material respects, assets are adequately safeguarded and accounted for in accordance with management's authorization, and transactions are properly and accurately recorded. Our internal controls provide for appropriate separation of duties and responsibilities, and there are documented policies regarding the use of Company assets and proper financial reporting. These policies demand high ethical conduct from all employees. We also maintain an internal audit program that independently evaluates and reports on the adequacy and effectiveness of our internal controls.

The Audit Committee of the Board of Directors, consisting of outside independent Directors, meets periodically to assess that our management, internal auditors and independent auditors are properly fulfilling their duties regarding internal control and financial reporting. Our independent auditors, internal auditors and financial managers have full and free access to the Audit Committee at any time.

Deliotte & Touche LLP, independent certified public accountants, are retained to perform an audit of our consolidated financial statements.



/s/ Arnold B. Zetcher                      /s/ Edward L. Larsen

Arnold B. Zetcher                          Edward L. Larsen
Chairman of the Board of Directors,        Senior Vice President, Finance,
President and Chief Executive Officer      Chief Financial Officer and Treasurer



                                      F-2.

                           TALBOTS ANNUAL REPORT 2000



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes accompanying the consolidated financial statements. The 2000 fiscal year had fifty-three weeks and ended on February 3, 2001. The 1999 and 1998 fiscal years each had fifty-two weeks and ended on January 29, 2000 and January 30, 1999, respectively. When making comparable store sales comparisons between fiscal 2000 and fiscal 1999, the comparable fifty-two week period for fiscal 2000 excludes the fifty-third week.


RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated statements of earnings for the fiscal periods shown below:

                                                              YEAR ENDED
                                                ---------------------------------------
                                                FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                       2001          2000          1999
                                                ---------------------------------------
Net sales                                            100.0%        100.0%        100.0%
Cost of sales, buying and occupancy expenses          58.7%         63.8%         66.0%
Selling, general and administrative expenses          29.3%         28.4%         28.2%
Operating income                                      12.0%          7.8%          5.8%
Interest expense, net                                  0.3%          0.5%          0.6%
Income before taxes                                   11.7%          7.3%          5.1%
Income taxes                                           4.5%          2.8%          2.0%
Net income                                             7.2%          4.5%          3.2%

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales increased by $286.3 million to $1,595.0 million, or 21.9% over 1999. Operating income was $191.6 million in 2000 compared to $101.6 million in 1999, an increase of 88.6%.

Retail store sales in 2000 increased by $226.1 million, to $1,326.0 million, or 20.6% over 1999. The increase in retail store sales was attributable to the 49 net new stores opened in 2000, the first full year of operation of the 35 non-comparable stores that opened in 1999, $17.2 million of sales during the 53rd week in 2000 and a $156.2 million, or 16.3%, increase in comparable store sales from the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites, Woman or Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared. The Company believes the increase in comparable store sales can be attributed to continued improvements in its merchandise offerings coupled with intensified brand building through increased investment in marketing programs. The percentage of the Company's net sales derived from its retail stores in 2000 decreased to 83.1% compared to 84.0% in 1999 due to the strength of catalog sales which increased at a higher rate than store sales.

Catalog sales in 2000 increased by $60.2 million, to $269.0 million, or 28.8% over 1999. Included in catalog sales are sales generated from the Company's internet website, www.talbots.com. Catalog productivity, as measured by both sales per catalog and sales per page distributed, improved over 1999. Sales per catalog distributed increased 25.8% from $3.37 in 1999 to $4.24 in 2000, on circulation of approximately 58.2 million catalogs in 2000 from 56.7 million catalogs in 1999. Sales per page distributed improved 19.0% from $4.21 per hundred in 1999 to $5.01 per hundred in 2000. Additionally, the Company's website, which was launched in November 1999, had a full year of sales in 2000, accounting for approximately 10% of total catalog sales. The percentage of the Company's net sales derived from its catalog in 2000 increased to 16.9% compared to 16.0% in 1999.

The Company believes that the increase in catalog sales was due to strong customer demand and appeal for the Company's merchandise, continuous strong full-price selling across all major catalogs and sales through the Company's internet website. The Company attributes the improvement in catalog productivity to effective customer targeting as shown by a 24.4% increase in response rates per book and a 27.5% increase in catalog orders for 2000 over 1999.

Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 58.7% in 2000 from 63.8% in 1999 due to continuous margin improvements throughout the year, as well as, continued leverage improvements in store occupancy expenses.

Selling, general and administrative expenses increased as a percentage of net sales to 29.3% in 2000 from 28.4% in 1999. The increase in selling, general and administrative expenses as a percentage of net sales was mainly due to incremental investment in marketing programs, accelerated spending on store maintenance expenses and costs associated with the national rollout of the Company's customer loyalty program (Classic Awards) in January 2001.



                                      F-3.

                           TALBOTS ANNUAL REPORT 2000



Interest expense, net, decreased by $2.2 million, to $4.3 million in 2000 when compared to 1999. Interest expense increased to $7.7 million in 2000 from $7.4 million in 1999 primarily due to an increase in interest rates. The average interest rate, including interest on short-term and long-term bank borrowings, was 7.46% in 2000 compared to 6.28% in 1999. Partially offsetting the increase in rates was a reduction in average debt levels. The average total debt, including short-term and long-term bank borrowings, was $103.4 million in 2000 compared to $117.9 million in 1999. Offsetting the increase in interest expense was a $2.5 million increase in interest income. Strong cash flows produced higher levels of cash and cash equivalents in fiscal 2000, which were invested in short-term investments.

The effective tax rate for the Company remained at 38.5% in 2000.


FISCAL 1999 COMPARED TO FISCAL 1998

Net sales increased by $151.0 million, to $1,308.7 million, or 13.0% over 1998. Operating income was $101.6 million in 1999 compared to $66.9 million in 1998.

Retail store sales in 1999 increased by $126.9 million, to $1,099.9 million, or 13.0% over 1998. The percentage of the Company's net sales derived from its retail stores in 1999 remained consistent with 1998 at 84.0%. The increase in retail store sales was attributable to the 35 net new stores opened in 1999, the first full year of operation of the 35 non-comparable stores that opened in 1998, and a $74.9 million, or 8.7%, increase in comparable store sales from the previous year. The Company believes the increase in comparable store sales can be attributed to improvements in its merchandise offerings which more accurately reflected the styling, fit and colors that appeal to its customer.

Catalog sales in 1999 increased by $24.1 million, to $208.8 million, or 13.0% over 1998. The percentage of the Company's total sales derived from its catalog in 1999 remained consistent with 1998 at 16.0%. Catalog productivity, as measured by both sales per catalog and sales per page distributed, improved over 1998. Sales per catalog distributed increased 4.7%, from $3.22 in 1998 to $3.37 in 1999, on circulation of approximately 56.7 million catalogs in 1999 versus
52.6 million catalogs in 1998. Sales per page distributed improved 17.6%, from $3.58 per hundred in 1998 to $4.21 per hundred in 1999. In November 1999, the Company launched its e-commerce website, www.talbots.com.

The Company believes that the increase in catalog sales was primarily due to continued improvements in its merchandise offerings, which had a stronger appeal to its customers and more closely met their expectations. The Company attributes the improvement in catalog productivity to its strategy of reducing catalog pages, eliminating certain unproductive mailings and more focused customer targeting.

Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 63.8% in 1999 from 66.0% in 1998 due to improved merchandise margins which resulted from stronger full price selling and reduced markdowns resulting from more effective inventory management. Additionally, strong full price selling created increased leverage on occupancy costs.

Selling, general and administrative expenses increased slightly as a percentage of net sales to 28.4% in 1999 from 28.2% in 1998. The increase in selling, general and administrative expenses as a percentage of net sales was mainly due to higher marketing expenses related to the Company's advertising campaign and higher information services expenses, including its Year 2000 remediation efforts. This was substantially offset by leverage improvements on catalog production expenses, including a planned reduction in page count, matched with increased overall circulation designed to maximize sales productivity per page, as a percentage of sales.

Interest expense, net, decreased by $0.8 million, to $6.5 million in 1999, due to lower average debt levels and borrowing rates. Interest expense decreased from $8.3 million in 1998 to $7.4 million in 1999 due to a combination of lower debt levels and interest rates. The average total debt, including short-term and long-term bank borrowings, was $117.9 million in 1999 compared to $125.9 million in 1998. The decrease in borrowings was mainly due to improved operating cash flows resulting from an increase in net income and improvements in inventory management. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.28% in 1999 compared to 6.58% in 1998.

The effective tax rate for the Company remained at 38.5% in 1999.


SEASONALITY AND QUARTERLY FLUCTUATIONS

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



                                      F-4.

                           TALBOTS ANNUAL REPORT 2000



The following table sets forth certain items in the Company's unaudited quarterly consolidated statements of earnings as a percentage of net sales. The information as to any one quarter is not necessarily indicative of results for any future period.

                                                              FISCAL QUARTER ENDED
                                                 ------------------------------------------------
                                                 APRIL 29,   JULY 29,   OCTOBER 28,   FEBRUARY 3,
                                                      2000       2000          2000          2001
                                                 ------------------------------------------------
Net sales                                           100.0%     100.0%        100.0%        100.0%
Cost of sales, buying and occupancy expenses         55.6%      65.4%         54.2%         59.7%
Selling, general and administrative expenses         29.4%      27.7%         31.3%         28.8%
Operating income                                     15.0%       6.8%         14.5%         11.5%

                                                             FISCAL QUARTER ENDED
                                                 ---------------------------------------------
                                                 MAY 1,   JULY 31,   OCTOBER 30,   JANUARY 29,
                                                   1999       1999          1999          2000
                                                 ---------------------------------------------
Net sales                                        100.0%     100.0%        100.0%        100.0%
Cost of sales, buying and occupancy expenses      58.1%      71.2%         58.9%         66.4%
Selling, general and administrative expenses      30.7%      26.3%         30.4%         26.7%
Operating income                                  11.2%       2.5%         10.7%          6.9%

The Company's merchandising strategy focuses on liquidating seasonal inventory at the end of each selling season. Generally, the Company achieves this goal by conducting major sale events at the end of the second and fourth quarters. These events produce an increase in sales volume; however, since marking down the value of inventory increases expense, the Company's cost of sales, buying and occupancy expenses as a percentage of net sales is increased. Merchandise inventories typically peak in the third quarter.

The Company's selling, general and administrative expenses are strongly affected by the seasonality of sales. The two key elements of this seasonality are (1) the catalog circulation strategy, which affects catalog sales volume and produces commensurately high catalog production costs, and (2) the major semiannual sale events in the second quarter and the fourth quarter, which require additional store payroll and supplies. Another factor is the store expansion program, which results in having more stores open in the fall than at the beginning of the year and, therefore, results in higher store payroll and operations-related expenses.

The combined effect of the patterns of net sales, cost of sales, buying and occupancy expenses and selling, general and administrative expenses, described above, has produced higher operating income margins, as a percentage of sales, in the first and third quarters.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are cash flows from operating activities and a line of credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At February 3, 2001 and January 29, 2000, the Company had no amounts outstanding under this facility. Additionally, the Company has a revolving credit facility with four banks totaling $100.0 million (the "Facility"). At February 3, 2001 and January 29, 2000, the Company's outstanding borrowings under the Facility were $100.0 million. Notes under the Facility currently extend to various periods between April 2002 and January 2003, subject to annual extensions. The Company's working capital needs are typically at their lowest during the spring season and peak during the fall selling season.

Cash provided by operating activities totaled $139.2 million in 2000. The increase in cash provided by operating activities from the prior year is primarily due to a $56.7 million increase in net income. Other increases in operating cash resulted from higher year-end balances in accounts payable which were offset by increased year-end balances of merchandise inventory. This is the result of earlier receipts of 2001 spring merchandise in fiscal 2000 as compared to fiscal 1999.

Cash provided by operating activities totaled $91.8 million in 1999. The decrease in cash provided by operating activities from 1998 was mainly due to higher merchandise inventories at year-end, lower balances of accounts payable and increased balances of Talbots customer accounts receivable. These uses of cash were partially offset by the increase in net income.

Cash used in investing activities was $77.8 million in 2000 and consisted entirely of net additions of property, plant and equipment. Approximately $45.1 million was used for leasehold improvements, furniture, fixtures and other related expenditures for opening new stores and expanding, renovating and relocating existing stores. Additionally, $21.0 million was used for the expansion and renovation of the Company's Hingham and Lakeville corporate facilities.


                                      F-5.

                           TALBOTS ANNUAL REPORT 2000



Cash used in investing activities for 1999 was $55.2 million. Of this amount, approximately $30.2 million was used for leasehold improvements, furniture, fixtures and other related expenditures for opening new stores and expanding, renovating and relocating existing stores. Additionally, approximately $13.6 million was used for the expansion of the Company's Hingham and Lakeville corporate facilities.

Capital expenditures for fiscal 2001 are currently expected to be approximately $85.0 million. The Company currently plans to open at least 78 new stores during fiscal 2001. Approximately $59.0 million is expected to be used for opening new stores and expanding, renovating and relocating existing stores. Approximately $12.0 million is expected to be used to enhance the Company's computer information systems, and $11.0 million is expected to be used for the continued expansion and renovation of the Company's Hingham and Lakeville corporate facilities. The remaining expenditures will be for other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded, renovated and relocated, and the schedule for such activity during 2001.*

Cash used in financing activities totaled $13.0 million in 2000. During fiscal 2000, the Company paid cash dividends of $0.27 per share. Additionally, the Company repurchased 1,135,234 shares of the Company's common stock under repurchase programs at an average price per share of $26.32. This completed a $20.0 million repurchase program that was approved in January 2000 and another $20.0 million repurchase program that was approved in May 2000. On March 6, 2001, the Board of Directors approved another extension of the stock repurchase program which allows the Company to purchase an additional $100.0 million in Company stock, from time to time, over the next two years.

Cash used in financing activities totaled $34.9 million in 1999. During fiscal 1999, the Company paid cash dividends of $0.23 per share and repurchased 1,938,160 shares of Company common stock under its repurchase program at an average price per share of $18.74.

On October 10, 2000, the Company's Board of Directors authorized a two-for-one stock split of its common stock. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock and each treasury share of common stock. The stock split was effective as of the close of business on November 7, 2000 to shareholders of record on October 25, 2000. All historic share information contained herein has been adjusted to reflect the impact of the stock split.

In 2000 and 1999, cash from operating activities was sufficient to meet cash required for investing and financing activities. The Company's usage of the line of credit facility peaked at $30.0 million in 1999. In fiscal 2000, the Company's usage of the line of credit peaked at $25.0 million in the first quarter and was not drawn upon during the remainder of the year. The Company's primary ongoing cash requirements will be to fund new stores and the expansions, renovations and relocations of existing stores; expansions of the Company's Hingham and Lakeville corporate facilities; to finance working capital build-ups during peak selling seasons and to pay cash dividends that may be declared from time to time.*

For the current and next fiscal years, the Company believes its expected cash flows from operating activities and, if necessary, from funds available under its credit facilities will be sufficient to meet expected cash required for capital expenditures, dividends and the purchase of treasury stock.*


INFLATION AND CHANGING PRICES

Because the Company sells a wide range of products, which by their nature, are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute increases in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

The Company has not experienced any significant impact from inflationary factors.


EXCHANGE RATES

Most foreign purchase orders are denominated in U.S. dollars. Accordingly, the Company has not experienced any significant impact from changes in exchange rates.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

At February 3, 2001, the Company has $100.0 million of variable rate borrowings outstanding under its revolving credit agreements, which approximate fair market value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $0.3 million negative impact on the Company's earnings and cash flows.



                                      F-6.

                           TALBOTS ANNUAL REPORT 2000



The Company has market risk exposure from foreign currency fluctuations to the extent that intercompany balances are settled in the form of foreign currency. The Company does not believe its foreign currency market risk, in this regard, is material.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 significantly modifies accounting and reporting standards for derivatives and hedging activities. SFAS No. 137 and 138 delayed and modified the original pronouncement. These statements do not have a material impact on the Company's consolidated financial statements.

Effective October 29, 2000, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. To comply with the consensus, shipping and handling fees and costs, which were previously reported net in selling, general and administrative expenses, were reclassified to net sales and cost of sales, buying and occupancy expense. All prior periods were revised to comply with the consensus. Such revisions had no impact on previously reported operating earnings, net earnings, stockholders' equity or cash flows.


FORWARD-LOOKING INFORMATION

*This Annual Report to Shareholders' contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect," "look," "believe," "may," "will," "intend," "plan," "target," "goal" and similar statements or variations of such terms. Such forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and involve certain significant risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its new e-commerce site, store traffic, acceptance of Talbots seasonal fashions, appropriate balance of merchandise offerings, and timing and levels of markdowns. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.






                                      F-7.

                           TALBOTS ANNUAL REPORT 2000



CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands except per share data)

                                                                  YEAR ENDED
                                                 ---------------------------------------------
                                                 FEBRUARY 3,      JANUARY 29,      JANUARY 30,
                                                        2001             2000             1999
                                                  (53 WEEKS)       (52 weeks)       (52 weeks)
                                                 ---------------------------------------------
NET SALES                                         $1,594,996       $1,308,658       $1,157,737

COSTS AND EXPENSES -
    Cost of sales, buying and occupancy              936,010          835,026          763,787
    Selling, general and administrative              467,396          372,064          327,019
                                                  ----------       ----------       ----------

OPERATING INCOME                                     191,590          101,568           66,931

INTEREST -
    Interest expense                                   7,706            7,403            8,281
    Interest income                                    3,437              892              973
                                                  ----------       ----------       ----------

INTEREST EXPENSE - net                                 4,269            6,511            7,308
                                                  ----------       ----------       ----------

INCOME BEFORE TAXES                                  187,321           95,057           59,623

INCOME TAXES                                          72,119           36,597           22,955
                                                  ----------       ----------       ----------

NET INCOME                                        $  115,202       $   58,460       $   36,668
                                                  ==========       ==========       ==========

NET INCOME PER SHARE -
    BASIC                                         $     1.86       $     0.94       $     0.58
                                                  ==========       ==========       ==========

    ASSUMING DILUTION                             $     1.80       $     0.92       $     0.57
                                                  ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING (in thousands) -
    BASIC                                             61,823           62,136           63,756
                                                  ==========       ==========       ==========
    ASSUMING DILUTION                                 63,995           63,368           63,866
                                                  ==========       ==========       ==========


                See notes to consolidated financial statements.


                                      F-8.

                           TALBOTS ANNUAL REPORT 2000



CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)


                                                                          FEBRUARY 3,      JANUARY 29,
                                                                                 2001             2000
                                                                          ----------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $  69,986        $  22,001
  Customer accounts receivable - net                                          135,528          116,737
  Merchandise inventories                                                     233,948          183,614
  Deferred catalog costs                                                        9,236            8,360
  Due from affiliates                                                           8,878            8,445
  Deferred income taxes                                                        13,749            9,516
  Prepaid and other current assets                                             35,080           21,113
                                                                            ---------        ---------
    Total current assets                                                      506,405          369,786

PROPERTY AND EQUIPMENT - net                                                  234,802          203,206

GOODWILL - net                                                                 36,857           38,201

TRADEMARKS - net                                                               78,268           80,652

DEFERRED INCOME TAXES                                                           2,264            2,059
                                                                            ---------        ---------
TOTAL ASSETS                                                                $ 858,596        $ 693,904
                                                                            =========        =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  82,676        $  56,604
  Accrued liabilities                                                         105,364           87,327
                                                                            ---------        ---------
    Total current liabilities                                                 188,040          143,931

LONG-TERM DEBT                                                                100,000          100,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                          19,785           18,641

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 100,000,000 authorized;
    74,396,884 shares and 72,015,946 shares issued, respectively, and
    63,106,806 shares and 61,884,502 shares outstanding, respectively             744              720
  Additional paid-in capital                                                  366,290          314,378
  Retained earnings                                                           364,800          266,390
  Accumulated other comprehensive income (loss)                                (3,658)          (2,037)
  Restricted stock awards                                                      (1,372)          (2,140)
  Treasury stock, at cost                                                    (176,033)        (145,979)
                                                                            ---------        ---------
    Total stockholders' equity                                                550,771          431,332
                                                                            ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 858,596        $ 693,904
                                                                            =========        =========


                See notes to consolidated financial statements.


                                      F-9.

                           TALBOTS ANNUAL REPORT 2000



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                          YEAR ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 3,     JANUARY 29,      JANUARY 30,
                                                                 2001            2000             1999
                                                           (53 WEEKS)      (52 WEEKS)       (52 WEEKS)
                                                          --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $ 115,202        $ 58,460        $  36,668
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                45,830          43,377           40,035
  Deferred rent                                                 1,170           2,027            1,950
  Net non-cash compensation activity                              705             931              914
  Loss on disposal of property and equipment                    3,514           1,883            2,314
  Deferred income taxes                                        (4,488)            627            1,187
  Changes in current assets and liabilities:
     Customer accounts receivable                             (18,845)         (9,097)          (3,558)
     Merchandise inventories                                  (50,615)        (10,421)          18,608
     Deferred catalog costs                                      (876)             40            3,460
     Due from affiliates                                         (433)         (1,792)           1,915
     Tax benefit from options exercised                        18,210           4,372              292
     Prepaid and other current assets                         (14,222)             10            9,046
     Accounts payable                                          25,721         (11,481)           8,617
     Accrued liabilities                                       18,301          12,825           14,972
                                                            ---------        --------        ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   139,174          91,761          136,420
                                                            ---------        --------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment, net of disposals         (77,756)        (55,171)         (45,065)
                                                            ---------        --------        ---------
  NET CASH USED IN INVESTING ACTIVITIES                       (77,756)        (55,171)         (45,065)
                                                            ---------        --------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Payments under notes payable to banks                              --              --         (100,000)
Borrowings of long-term debt                                       --              --           50,000
Cash dividends                                                (16,792)        (14,388)         (14,007)
Proceeds from options exercised                                33,624          15,806            2,271
Purchase of treasury stock                                    (29,880)        (36,316)         (20,050)
                                                            ---------        --------        ---------
  NET CASH USED IN FINANCING ACTIVITIES                       (13,048)        (34,898)         (81,786)
                                                            ---------        --------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (385)            114              (54)
                                                            ---------        --------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      47,985           1,806            9,515

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   22,001          20,195           10,680
                                                            ---------        --------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $  69,986        $ 22,001        $  20,195
                                                            =========        ========        =========



                See notes to consolidated financial statements.


                                     F-10.

                           TALBOTS ANNUAL REPORT 2000



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands except share data)


                                                                                ACCUMULATED
                                      COMMON STOCK   ADDITIONAL                       OTHER
                              --------------------      PAID-IN   RETAINED    COMPREHENSIVE
                                  SHARES    AMOUNT      CAPITAL   EARNINGS     INCOME (LOSS)
                              --------------------------------------------------------------
BALANCE AT
JANUARY 31, 1998              69,910,358      $699     $287,058   $199,657          ($1,998)
Cash dividends paid                    -         -            -    (14,007)               -
Common stock issued as
  restricted stock award         513,000         5        4,012          -                -
Amortization of restricted
  stock awards                         -         -            -          -                -
Stock options exercised,
  including tax benefit          219,732         2        2,559          -                -
Purchase of 1,825,756
  shares of common stock               -         -            -          -                -
Other equity transactions              -         -          107          -                -
Comprehensive income:
    Net income                         -         -            -     36,668                -
    Translation adjustment             -         -            -          -             (433)
Comprehensive income                   -         -            -          -                -
                              ----------      ----     --------   --------          -------
BALANCE AT
JANUARY 30, 1999              70,643,090       706      293,736    222,318           (2,431)
Cash dividends paid                    -         -            -    (14,388)               -
Amortization of restricted
  stock awards                         -         -            -          -                -
Stock options exercised,
  including tax benefit        1,372,856        14       20,164          -                -
Purchase of 1,938,160
  shares of common stock               -         -            -          -                -
Other equity transactions              -         -          478          -                -
Comprehensive income:
    Net income                         -         -            -     58,460                -
    Translation adjustment             -         -            -          -              394
Comprehensive income                   -         -            -          -                -
                              ----------      ----     --------   --------          -------
BALANCE AT
JANUARY 29, 2000              72,015,946       720      314,378    266,390           (2,037)
Cash dividends paid                    -         -            -    (16,792)               -
Amortization of restricted
  stock awards                         -         -            -          -                -
Stock options exercised,
  including tax benefit        2,380,110        24       51,834          -                -
Purchase of 1,135,234
  shares of common stock               -         -            -          -                -
Other equity transactions            828         -           78          -                -
Comprehensive income:
    Net income                         -         -            -    115,202                -
    Translation adjustment             -         -            -          -           (1,621)
Comprehensive income                   -         -            -          -                -
                              ----------      ----     --------   --------          -------
BALANCE AT
FEBRUARY 3, 2001              74,396,884      $744     $366,290   $364,800          ($3,658)
                              ==========      ====     ========   ========          =======


                              RESTRICTED                                        TOTAL
                                   STOCK    TREASURY    COMPREHENSIVE    STOCKHOLDERS'
                                  AWARDS       STOCK           INCOME          EQUITY
                              --------------------------------------------------------
BALANCE AT
JANUARY 31, 1998                   ($529)   ($88,421)                        $396,466
Cash dividends paid                    -           -                          (14,007)
Common stock issued as
  restricted stock award          (4,015)          -                                2
Amortization of restricted
  stock awards                     1,137           -                            1,137
Stock options exercised,
  including tax benefit                -           -                            2,561
Purchase of 1,825,756
  shares of common stock               -     (20,050)                         (20,050)
Other equity transactions            250        (628)                            (271)
Comprehensive income:
    Net income                         -           -          $36,668          36,668
    Translation adjustment             -           -             (433)           (433)
                                                             --------
Comprehensive income                   -           -           36,235               -
                                 -------   ---------         --------        --------
BALANCE AT
JANUARY 30, 1999                  (3,157)   (109,099)                         402,073
Cash dividends paid                    -           -                          (14,388)
Amortization of restricted
  stock awards                       700           -                              700
Stock options exercised,
  including tax benefit                -           -                           20,178
Purchase of 1,938,160
  shares of common stock               -     (36,316)                         (36,316)
Other equity transactions            317        (564)                             231
Comprehensive income:
    Net income                         -           -           58,460          58,460
    Translation adjustment             -           -              394             394
                                                             --------
Comprehensive income                   -           -           58,854               -
                                 -------   ---------         --------        --------
BALANCE AT
JANUARY 29, 2000                  (2,140)   (145,979)                         431,332
Cash dividends paid                    -           -                          (16,792)
Amortization of restricted
  stock awards                       594           -                              594
Stock options exercised,
  including tax benefit                -           -                           51,858
Purchase of 1,135,234
  shares of common stock               -     (29,880)                         (29,880)
Other equity transactions            174        (174)                              78
Comprehensive income:
    Net income                         -           -          115,202         115,202
    Translation adjustment             -           -           (1,621)         (1,621)
                                                             --------
Comprehensive income                   -           -         $113,581               -
                                 -------   ---------         --------        --------
BALANCE AT
FEBRUARY 3, 2001                 ($1,372)  ($176,033)                        $550,771
                                 =======   =========         ========        ========


                See notes to consolidated financial statements.


                                     F-11.

                           TALBOTS ANNUAL REPORT 2000



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)


1.DESCRIPTION OF BUSINESS

The Talbots, Inc. (together with its subsidiaries, the "Company") is a specialty retailer with a direct marketing catalog operation and internet website. JUSCO (U.S.A.), Inc. is the Company's majority shareholder, owning approximately 58.1% of the Company's outstanding common stock at February 3, 2001.

The year ended February 3, 2001 was a fifty-three week reporting period and the years ended January 29, 2000 and January 30, 1999 were fifty-two week reporting periods. The Company conforms to the National Retail Federation's fiscal calendar.


2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The financial statements were prepared in conformity with accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates within the consolidated financial statements include sales return reserve, inventory reserve, allowance for doubtful accounts, and the lives of intangible assets.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents.

CUSTOMER ACCOUNTS RECEIVABLE - Customer accounts receivable are amounts due from customers on the Company's credit card, net of an allowance for doubtful accounts. Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluation of customers' financial positions is performed. Collateral is not required as a condition of credit. At February 3, 2001 and January 29, 2000, allowances for doubtful accounts were $2,100 and $1,700, respectively.

ADVERTISING - Advertising costs, which include media, production and catalogs totaled $88,866, $73,858 and $62,517 in the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively. Media and production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally three months.

PREOPENING EXPENSES - Costs associated with the opening of new stores are expensed as incurred.

MERCHANDISE INVENTORIES - Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis.

PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation and amortization are provided over the following estimated useful lives using the straight-line method:


                    DESCRIPTION               YEARS
                    ------------------------------------------------------------
                    Buildings                 15-50
                    Fixtures and equipment     3-10
                    Software                    3-7
                    Leasehold improvements     5-15 or term of lease, if shorter
                    Leasehold interests        4-20

Leasehold interests were established in June 1988 and represent the present value of the excess of market rental rates over actual rents payable over the remaining lives of certain leases.

Expenditures for new properties and improvements to existing facilities are capitalized, while the cost of maintenance is charged to expense. The cost of property retired, or otherwise disposed of, and the accumulated depreciation are eliminated from the related accounts, and the resulting gain or loss is reflected in earnings.

GOODWILL - The excess of purchase price over net assets acquired is being amortized over 40 years using the straight-line method. The recoverability of this intangible asset is assessed by determining whether the goodwill balance can be recovered over its remaining useful life through undiscounted future operating cash flows. The amount of goodwill impairment, if any, would be measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. At February 3, 2001 and January 29, 2000, accumulated amortization of goodwill was $16,903 and $15,559, respectively.



                                     F-12.

                           TALBOTS ANNUAL REPORT 2000



TRADEMARKS - In November 1993, the Company purchased certain trademarks, including the Talbots trade name, from JUSCO (Europe) B.V., a related party (see
Note 5). The trademarks, which are registered with the U.S. Patent and Trademark Office and may be renewed indefinitely, are being amortized over 40 years using the straight-line method. At February 3, 2001 and January 29, 2000, accumulated amortization on the trademarks was $17,102 and $14,718, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of current assets (except inventories), current liabilities and long-term debt. The carrying value of current assets and current liabilities approximates their fair market values; long-term debt, which has variable interest rate terms, is therefore at current market interest rates, and its carrying value approximates its fair market value.

FINANCE CHARGE INCOME - Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense. For the years ended February 3, 2001, January 29, 2000 and January 30, 1999, the amounts were $19,031, $16,232 and $15,333, respectively.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (See Note 4).

FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using the average rates of exchange prevailing during the year. Adjustments resulting from such translation are included as a separate component of comprehensive income. Foreign currency transaction gains or losses, whether realized or unrealized, are recorded directly to the Consolidated Statement of Earnings.

INCOME TAXES - In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Such taxes are provided for at the anticipated tax rates that will be in place when such temporary differences arise.

BASIC AND DILUTED NET INCOME PER SHARE - Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of all dilutive potential common shares, including contingently returnable shares (as determined by the treasury stock method which may include the tax benefit on assumed stock option exercises and assumed vesting of restricted stock).

COMPREHENSIVE INCOME - The Company's comprehensive net income is comprised of reported net income plus the impact of changes in the cumulative foreign currency translation adjustment. Comprehensive income is included in the Consolidated Balance Sheets and Statements of Stockholders' Equity.

REVENUE RECOGNITION - The Company recognizes revenue at the point-of-sale or upon shipment. The Company provides for estimated returns. Finance charge revenue on customer accounts receivable is recognized in the period it is earned.

SUPPLEMENTAL CASH FLOW INFORMATION - Interest paid on a cash basis for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 was $7,557, $7,363
and $7,538, respectively. Income tax payments during the years ended February 3, 2001, January 29, 2000 and January 30, 1999 were $60,419, $33,418 and $19,457, respectively.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 significantly modifies accounting and reporting standards for derivatives and hedging activities. SFAS No. 137 and 138 delayed and modified the original pronouncement. These statements do not have a material impact on the Company's consolidated financial statements.

Effective October 29, 2000, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. To comply with the consensus, shipping and handling fees and costs, which were previously reported net in selling, general and administrative expenses, were reclassified to net sales and cost of sales, buying and occupancy expense. All prior periods were revised to comply with the consensus. Such revisions had no impact on previously reported operating earnings, net earnings, stockholders' equity or cash flows.

RECLASSIFICATIONS - Certain reclassifications have been made to the January 29, 2000 and January 30, 1999 consolidated financial statements to conform with the February 3, 2001 presentation.



                                     F-13.

                           TALBOTS ANNUAL REPORT 2000

(Dollar amounts in thousands except per share data)

3.EQUITY TRANSACTIONS

During the years ended February 3, 2001, January 29, 2000 and January 30, 1999, the Company declared and paid dividends totaling $0.27 per share, $0.23 per share, and $0.22 per share, respectively.

At the 2000 Annual Meeting, shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares from 40 million shares to 100 million shares.

On October 10, 2000, the Company's Board of Directors authorized a two-for-one stock split of its common stock. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock and each treasury share of common stock. The stock split was effective as of the close of business on November 7, 2000 to shareholders of record on October 25, 2000. All historic share information contained herein has been adjusted to reflect the impact of the stock split.

On February 21, 1995, the Company adopted a stock repurchase plan authorizing the purchase of shares of its common stock. Subsequently, the Company's Board of Directors has approved six extensions to the original plan. During fiscal 2000, 617,220 shares were purchased, completing the fourth extension and 518,014 shares were purchased under a fifth extension. On March 6, 2001, the Board of Directors approved a sixth extension of the stock repurchase program which allows the Company to purchase an additional $100 million in stock, from time to time, over the next two years. At February 3, 2001 and January 29, 2000, the Company held 11,290,078 and 10,131,444 shares, respectively, as treasury shares. Treasury shares also include shares forfeited under the Company's restricted stock plan.


4.STOCK OPTIONS

In 1995, the Company implemented a stock option plan for its non-employee members of its Board of Directors. In April 2000, the Company's Board of Directors approved a Restated Directors Plan (the "Restated Plan") under which a total of 1,060,000 shares of common stock were reserved for issuance. The Restated Plan was approved by shareholders at the 2000 Annual Meeting. Stock options granted under the Restated Plan generally vest over a three year period and expire within ten years from the grant date. The stock options are granted at a price equal to the fair market value of the Company's common stock at the date of grant.

On November 18, 1993, the Company reserved 5,300,000 shares of common stock for issuance pursuant to the Company's 1993 Executive Stock Based Incentive Plan (the "Plan"). In February 1998, the Company's Board of Directors amended the Plan (the "Amendment") to increase the number of shares of common stock authorized, thereunder, by 6,620,000 shares to 11,920,000 shares. The Amendment was approved by shareholders at the 1998 Annual Meeting.

In accordance with the Plan, the Company has issued stock options which vest over a three year period and expire no later than ten years from the grant date. These stock options have been granted at fair market value at the date of grant.

A summary of option activity in the Company's stock option plans during the years ended February 3, 2001, January 29, 2000 and January 30, 1999 is presented below.

                                                                             YEAR ENDED
                                                                             ----------
                                             FEBRUARY 3, 2001            JANUARY 29, 2000               JANUARY 30, 1999
                                             ----------------            ----------------               ----------------
                                                        WEIGHTED                      WEIGHTED                       WEIGHTED
                                                         AVERAGE                       AVERAGE                        AVERAGE
                                                          OPTION                        OPTION                         OPTION
                                         NUMBER OF     PRICE PER       NUMBER OF     PRICE PER       NUMBER OF      PRICE PER
                                            SHARES         SHARE          SHARES         SHARE          SHARES          SHARE
                                            ------         -----          ------         -----          ------          -----
Outstanding at beginning of year         4,757,982       $ 12.96       5,203,024       $ 12.58       4,813,386       $ 13.62
Granted                                  3,062,000         19.64       1,119,000         12.82       1,098,000          8.14
Exercised                               (2,380,110)        14.12      (1,372,856)        11.51        (219,732)        10.33
Forfeited                                 (111,536)        14.49        (191,186)        12.51        (488,630)        13.82
                                         ---------       -------       ---------       -------       ---------       -------
Outstanding at end of year               5,328,336       $ 16.25       4,757,982       $ 12.96       5,203,024       $ 12.58
                                         =========       =======       =========       =======       =========       =======
Exercisable at end of year               1,338,622       $ 12.06       2,795,136       $ 14.07       3,273,878       $ 13.84
                                         =========       =======       =========       =======       =========       =======

                                      F-14.

                           TALBOTS ANNUAL REPORT 2000

The following table summarizes information regarding stock options outstanding at February 3, 2001.

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                        -------------------                        -------------------
                           NUMBER OF          WEIGHTED          WEIGHTED       NUMBER OF          WEIGHTED
RANGE OF                     OPTIONS           AVERAGE           AVERAGE         OPTIONS           AVERAGE
EXERCISE PRICES          OUTSTANDING    REMAINING LIFE    EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
---------------          -----------    --------------    --------------     -----------    --------------
$  7.40 - $10.22             547,688         7.0 years            $ 7.51         291,673            $ 7.44
$10.23 - $15.33            1,648,640         7.2 years            $12.84         978,279            $13.10
$15.34 - $20.45            2,971,674         9.0 years            $18.91          67,337            $16.79
$20.46 - $25.56               17,334         8.7 years            $23.27           1,333            $23.06
$25.57 - $30.67              107,000         9.3 years            $29.21               -                 -
$30.68 - $35.79               16,000         9.6 years            $33.09               -                 -
$51.13                        20,000         9.8 years            $51.13               -                 -
                           ---------         ---------            ------       ---------            ------
Total                      5,328,336         8.2 years            $16.25       1,338,622            $12.06
                           =========         =========            ======       =========            ======

Under the provisions of the Plan, the Company has issued to certain key management personnel shares of restricted stock. The purchase price of the restricted stock is $0.01 per share. The difference between the market price of the shares on the date of grant and management's cost of $0.01 per share is recorded as deferred compensation and is amortized over a five-year service period. Such shares are contingently returnable, at the $0.01 par value, if the employee does not fulfill his or her service obligation.

A summary of the changes in restricted shares outstanding for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, is presented below.

                                                                        YEAR ENDED
                                                                        ----------
                                         FEBRUARY 3, 2001           JANUARY 29, 2000         JANUARY 30, 1999
                                         ----------------           ----------------         ----------------
                                                    WEIGHTED                   WEIGHTED                  WEIGHTED
                                                     AVERAGE                    AVERAGE                   AVERAGE
                                                      MARKET                     MARKET                    MARKET
                                                    PRICE OF                   PRICE OF                  PRICE OF
                                                   SHARES ON                  SHARES ON                 SHARES ON
                                       NUMBER OF     DATE OF      NUMBER OF     DATE OF     NUMBER OF     DATE OF
                                          SHARES       GRANT         SHARES       GRANT        SHARES       GRANT
                                          ------       -----         ------       -----        ------       -----
  Outstanding at beginning of year       433,600      $ 7.91        501,600      $ 7.96       113,066      $10.04
  Granted                                      -           -              -           -       513,000        7.83
  Vested                                       -           -              -           -      (90,684)        9.75
  Forfeited                             (23,400)        7.40       (68,000)        8.30      (33,782)        8.13
                                         -------      ------        -------      ------       -------     -------
  Outstanding at end of year             410,200      $ 7.93        433,600      $ 7.91       501,600     $  7.96
                                         =======      ======        =======      ======       =======     =======

The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to value compensation, as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reported as follows:

                                                                          YEAR ENDED
                                                                          ----------
                                                         FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                                                2001            2000            1999
                                                                ----            ----            ----
  Net income                                                $106,819         $54,911         $33,058
  Net income per share - basic                                 $1.73           $0.89           $0.52
  Net income per share - assuming dilution                     $1.67           $0.87           $0.52

The fair value of options on their grant date is measured using the Black/Scholes option pricing model. The estimated weighted average fair value of options granted during fiscal 2000, 1999 and 1998 were $9.80, $6.56, and $3.67 per option, respectively. Key assumptions used to apply this pricing model are as follows:

                                                                                YEAR ENDED
                                                                                ----------
                                                               FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                                                      2001            2000            1999
                                                                      ----            ----            ----
Weighted average risk free interest rate                              6.3%            5.3%            5.5%
Weighted average expected life of option grants                 5.25 years      6.50 years      8.00 years
Weighted average expected volatility of underlying stock             54.0%           56.3%           47.4%
Weighted average expected dividend payment rate, as a
  percentage of the stock price on the date of grant                  1.4%            1.9%            2.8%

                                      F-15.

                           TALBOTS ANNUAL REPORT 2000

(Dollar amounts in thousands except per share data)

The option pricing model used was designed to value readily tradable stock options with relatively short lives and no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the options granted to employees are not tradable, have contractual lives of ten years and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the models do not necessarily provide a reliable measure of fair value of the options issued under the Company's stock plans.


5.RELATED PARTY AND AFFILIATES

In November 1993, the Company purchased certain trademarks, including the Talbots trade name, from JUSCO (Europe) B.V., a related party. JUSCO (Europe) B.V. has retained rights to certain trademarks in specified Asian territories.

JUSCO Company, Ltd. owns and operates stores in Japan under the name of Talbots Japan Co., Ltd. ("Talbots Japan"). The Company provides certain services, under normal trade terms, for Talbots Japan and is reimbursed for expenses incurred. At February 3, 2001 and January 29, 2000 the Company was owed $8,860 and $8,433, respectively, for these costs and for merchandise inventory purchases made on behalf of Talbots Japan.


6.PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                            FEBRUARY 3,     JANUARY 29,
                                                                   2001            2000
                                                                   ----            ----
Land                                                         $   11,218      $   11,584
Buildings                                                        50,890          41,065
Fixtures and equipment                                          241,585         219,117
Software                                                         17,279          10,547
Leasehold improvements                                          116,244         114,348
Leasehold interests                                               5,553           5,919
Construction in progress                                         44,098          23,419
                                                             ----------      ----------
Property and equipment - gross                                  486,867         425,999
Less accumulated depreciation and amortization                (252,065)        (222,793)
                                                             ----------      ----------
Property and equipment - net                                 $  234,802      $  203,206
                                                             ==========      ==========

7.DEBT

REVOLVING CREDIT - The revolving credit agreements with four banks have maximum available borrowings of $100,000, have two year terms and can be extended annually. Interest terms on the revolving credit agreements are negotiable, at the Company's option, for periods of one, three or six months. At February 3, 2001, the Company had $100,000 outstanding under its revolving credit agreements. None of the outstanding balance is currently payable.

A summary of the amounts outstanding, the current interest terms and the loan maturities under the revolving credit agreements at February 3, 2001 follows:


OUTSTANDING     INTEREST RATE          MATURITY
-----------     -------------          --------
  $  18,000            6.105%      January 2003
     14,000            6.181%        April 2002
     10,000            6.355%      January 2003
      8,000            6.335%      January 2003
     18,000            7.355%        April 2002
     14,000            7.370%        April 2002
      6,000            7.604%      January 2003
     12,000            7.585%        April 2002
  ---------
  $ 100,000
  =========

NOTES PAYABLE TO BANKS - The Company also has available a $125,000 unsecured line-of-credit facility with five banks. At February 3, 2001 and January 29, 2000, no amounts were outstanding on this facility. The weighted average interest rate for the years ended February 3, 2001 and January 29, 2000 was 6.63% and 5.79%, respectively.

                                      F-16.

                           TALBOTS ANNUAL REPORT 2000

LETTERS OF CREDIT - The Company has two letter-of-credit banking agreements totaling $140,000, which it uses primarily for the purchase of merchandise inventories. At February 3, 2001 and January 29, 2000, the Company held $96,431 and $74,303, respectively, in purchase commitments.


8.INCOME TAXES

The provision for income taxes for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, consists of the following:

                                                YEAR ENDED
                                FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                       2001            2000            1999
                                       ----            ----            ----
Currently payable:
    Federal                         $67,600         $32,871         $20,088
    State                             8,957           3,103           1,680
                                    -------         -------         -------
Total currently payable              76,557          35,974          21,768
                                    -------         -------         -------

Deferred:
    Federal                         (3,896)             229           1,374
    State                             (542)             394            (187)
                                    -------         -------         -------
Total deferred                      (4,438)             623           1,187
                                    -------         -------         -------
Total income tax expense            $72,119         $36,597         $22,955
                                    =======         =======         =======

The effect of temporary differences which gives rise to deferred income tax balances at February 3, 2001 and January 29, 2000, respectively, are as follows:

                                                      FEBRUARY 3, 2001                          JANUARY 29, 2000
                                                      ----------------                          ----------------
                                           ASSETS    LIABILITIES          TOTAL         ASSETS    LIABILITIES          TOTAL
                                           ------    -----------          -----         ------    -----------          -----
UNITED STATES:
Current:
  Merchandise inventories                $  4,550             --       $  4,550       $  3,335             --       $  3,335
  Deferred catalog costs                       --       ($ 1,124)        (1,124)            --       ($ 1,259)        (1,259)
  Accrued vacation pay                      2,813             --          2,813          2,409             --          2,409
  Deferred compensation                     4,674             --          4,674          3,596             --          3,596
  Other                                     3,888         (1,052)         2,836          2,101           (666)         1,435
                                          -------        -------        -------        -------        -------        -------
Total current                              15,925         (2,176)        13,749         11,441         (1,925)         9,516
                                          -------        -------        -------        -------        -------        -------
Noncurrent:
  Depreciation & amortization                  --         (7,006)        (7,006)            --         (6,691)        (6,691)
  Lease commitments                         6,528             --          6,528          6,012             --          6,012
  Other                                     1,583             --          1,583          1,579             --          1,579
                                          -------        -------        -------        -------        -------        -------
Total noncurrent                            8,111         (7,006)         1,105          7,591         (6,691)           900
                                          -------        -------        -------        -------        -------        -------
FOREIGN:
Noncurrent:
  Subsidiary tax loss carryforwards         3,276             --          3,276          4,077             --          4,077
  Less: valuation allowance                (2,117)            --         (2,117)        (2,918)            --         (2,918)
                                          -------        -------        -------        -------        -------        -------
Total noncurrent                            1,159             --          1,159          1,159             --          1,159
                                          -------        -------        -------        -------        -------        -------
Total deferred income taxes               $25,195        ($9,182)       $16,013        $20,191        ($8,616)       $11,575
                                          =======        =======        =======        =======        =======        =======

At February 3, 2001, a consolidated foreign subsidiary of the Company had a net operating loss carryforward that began to expire in fiscal year 1998. Management records a valuation allowance each year reflecting the likelihood of the realization of the related deferred tax asset. For the year ended February 3, 2001, the valuation allowance was reduced by $801.

                                      F-17.

                           TALBOTS ANNUAL REPORT 2000

(Dollar amounts in thousands except per share data)

For the years ended February 3, 2001, January 29, 2000 and January 30, 1999, total income tax expense differs from that computed by multiplying income before taxes by the United States federal income tax rates as follows:

                                                                         YEAR ENDED
                                            ----------------------------------------------------------------------
                                            FEBRUARY 3, 2001           JANUARY 29, 2000           JANUARY 30, 1999
                                            ----------------           ----------------           ----------------
                                              TAX         RATE           TAX         RATE           TAX         RATE
                                              ---         ----           ---         ----           ---         ----
Expected tax expense                      $65,562         35.0%      $33,270         35.0%      $20,868         35.0%
Adjustments resulting from:
  State income taxes, net of federal
    tax benefit                             5,469          2.9         2,273          2.4           970          1.6
  Goodwill amortization                       470          0.3           470          0.5           470          0.8
  Other                                       618          0.3           584          0.6           647          1.1
                                          -------         ----       -------         ----       -------         ----
Actual tax expense                        $72,119         38.5%      $36,597         38.5%      $22,955         38.5%
                                          =======         ====       =======         ====       =======         ====

9.SEGMENT INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, its retail stores (the "Stores Segment"), which include the Company's United States, Canada and United Kingdom retail store operations, and its catalog operations (the "Catalog Segment"), which includes both catalog and internet operations.

The Company's reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women's and children's classic apparel, accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 29 distinct catalog mailings per year and, beginning in November 1999, through its e-commerce site at www.talbots.com.

The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Assets are not allocated between segments; therefore, no measure of segment assets is available.

The following is segment information as of and for the years ended February 3, 2001, January 29, 2000 and January 30, 1999:

                                FEBRUARY 3, 2001
                          --------------------------------
                          STORES      CATALOG        TOTAL
                          ------      -------        -----
Net sales             $1,325,961     $269,035   $1,594,996
Direct profit            262,133       49,422      311,555

                                JANUARY 29, 2000
                          --------------------------------
                          STORES      CATALOG        TOTAL
                          ------      -------        -----
Net sales             $1,099,929     $208,729   $1,308,658
Direct profit            174,083       28,143      202,226

                                   JANUARY 30, 1999
                          --------------------------------
                          STORES      CATALOG        TOTAL
                          ------      -------        -----
Net sales              $ 972,974     $184,763   $1,157,737
Direct profit            134,258       18,644      152,902

The following reconciles direct profit to consolidated net income before taxes as of and for the years ended February 3, 2001, January 29, 2000 and January 30, 1999:

                                                            FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                                                   2001            2000            1999
                                                                   ----            ----            ----
Total direct profit or loss for reportable segments            $311,555        $202,226        $152,902
Less: indirect expenses                                         124,234         107,169          93,279
                                                               --------        --------        --------
Consolidated net income before taxes                           $187,321        $ 95,057        $ 59,623
                                                               ========        ========        ========

                                     F-18.

                           TALBOTS ANNUAL REPORT 2000


As a retailer that sells to the general public, the Company has no single customer who accounts for greater than 10% of the Company's consolidated net sales.

The following is geographical information as of and for the years ended February 3, 2001, January 29, 2000 and January 30, 1999:

                                    FEBRUARY 3,  JANUARY 29,  JANUARY 30,
                                           2001         2000         1999
                                    -----------  -----------  -----------
SALES
United States                        $1,544,258   $1,265,511   $1,116,626
Foreign                                  50,738       43,147       41,111
                                     ----------   ----------   ----------
Total consolidated revenues          $1,594,996   $1,308,658   $1,157,737
                                     ==========   ==========   ==========
LONG-LIVED ASSETS
United States                         $ 344,171    $ 314,149    $ 302,607
Foreign                                   5,756        7,910        9,483
                                    -----------  -----------  -----------
Total long-lived assets               $ 349,927    $ 322,059    $ 312,090
                                     ==========   ==========   ==========

The classification "Foreign" is comprised of the Company's Canada and United Kingdom retail store operations and the classification "United States" is comprised of the Company's United States retail store operations and the Company's catalog operations.

10. BENEFIT PLANS

The Company sponsors a non-contributory defined benefit pension plan covering substantially all salaried and hourly employees. The plan provides retirement benefits for employees who have attained age 21 and completed one year of service. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. The Company's general funding policy is to contribute the greater of amounts that are deductible for federal income tax purposes or required by law. Plan assets for the pension plan consist principally of fixed income and equity securities.

The following sets forth the funded status and prepaid pension cost for the Company's pension plan:

                                                           FEBRUARY 3,          JANUARY 29,
                                                                 2001                 2000
                                                           -----------          -----------
Change in benefit obligation:
Projected benefit obligation at beginning of year            ($34,971)            ($32,726)
    Service cost                                               (3,471)              (3,236)
    Interest cost                                              (3,092)              (2,514)
    Actuarial (loss)/gain                                      (3,056)               2,926
    Benefits paid                                                 839                  579
                                                             --------             --------
Projected benefit obligation at end of year                  ($43,751)            ($34,971)
                                                             ========             ========

Change in assets:
Fair value at the beginning of year                          $ 33,371             $ 27,792
    Actual return on plan assets                               (1,684)               3,158
    Employer contributions                                      3,500                3,000
    Benefits paid                                                (839)                (579)
                                                             --------             --------
Fair value at end of year                                    $ 34,348             $ 33,371
                                                             ========             ========
Funded status:
    Projected benefit obligation                             ($43,751)            ($34,971)
    Fair value of plan assets                                  34,348               33,371
                                                             --------             --------
    Funded status                                              (9,403)              (1,600)
    Unrecognized prior service cost                               853                1,016
    Unrecognized net loss                                       8,219                  407
                                                             --------             --------
Accrued benefit cost                                         ($   331)            ($   177)
                                                             ========             ========

The accumulated benefit obligation at February 3, 2001 and January 29, 2000 was $37,728 and $26,576, respectively.

                                     F-19.

                           TALBOTS ANNUAL REPORT 2000

(Dollar amounts in thousands except per share data)

Net pension cost for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 included the following components:

                                                                             YEAR ENDED
                                                         ---------------------------------------------------
                                                         FEBRUARY 3,         JANUARY 29,         JANUARY 30,
                                                               2001                2000                1999
                                                         -----------         -----------         -----------
Service cost - benefits earned during the period            $ 3,471             $ 3,236             $ 2,489
Interest cost on projected benefit obligation                 3,092               2,514               2,034
Expected return on plan assets                               (3,072)             (2,575)             (2,041)
Net amortization and deferral                                   163                 407                 176
                                                            -------             -------             -------
Net pension expense                                         $ 3,654             $ 3,582             $ 2,658
                                                            =======             =======             =======

The Company also has a non-qualified supplemental executive retirement plan ("SERP") for key executives impacted by Internal Revenue Code limits on benefits and compensation. The plan is not funded.

The following sets forth the liability status and accrued benefit cost for the Company's SERP plan.

                                                            FEBRUARY 3,         JANUARY 29,
                                                                  2001                2000
                                                            -----------         -----------
Change in benefit obligation:
  Projected benefit obligation at beginning of year            ($3,533)            ($3,123)
    Service cost                                                  (273)               (233)
    Interest cost                                                 (340)               (243)
    Actuarial (loss)/gain                                         (725)                 66
    Benefits paid                                                   --                  --
                                                               -------             -------
  Projected benefit obligation at end of year                  ($4,871)            ($3,533)
                                                               =======             =======
Funded status:
  Projected benefit obligation                                 ($4,871)            ($3,533)
  Fair value of plan assets                                         --                  --
                                                               -------             -------
  Funded status                                                 (4,871)             (3,533)
  Unrecognized prior service cost                                  136                 182
  Unrecognized net loss                                          1,087                 444
                                                               -------             -------
Accrued pension liability                                      ($3,648)            ($2,907)
                                                               =======             =======

Net SERP cost for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 included the following components:

                                                                      YEAR ENDED
                                                      -------------------------------------------
                                                      FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                                            2001            2000            1999
                                                      -----------     -----------     -----------
Service cost - benefits earned during the period            $273            $233            $176
Interest cost on projected benefit obligation                340             243             195
Net amortization and deferral                                128              96              56
                                                            ----            ----            ----
Net SERP expense                                            $741            $572            $427
                                                            ====            ====            ====

The following summarizes the assumptions used in determining both the net pension and SERP expense is as follows:

                                                                             YEAR ENDED
                                                         ---------------------------------------------------
                                                         FEBRUARY 3,         JANUARY 29,         JANUARY 30,
                                                               2001                2000                1999
                                                         -----------         -----------         -----------
Discount rate                                                  7.50%               6.75%               7.25%
Discount rate used to determine present value
    of projected benefit obligation                            7.50%               7.50%               6.75%
Expected long-term rate of return on plan assets               9.00%               9.00%               9.00%
Rate of future compensation increases                          4.50%               4.50%               4.00%

                                     F-20.

                           TALBOTS ANNUAL REPORT 2000


The Company has a qualified defined contribution 401(k) plan which covers substantially all employees. Employees make contributions to the plan, and the Company makes a contribution that matches 50% of an employee's contribution up to a maximum of 6% of the employee's actual compensation. Company contributions for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 were $3,190, $2,569 and $2,431, respectively.

The Company provides certain medical benefits for most retired employees. The following sets forth the funded status and accrued benefit cost for the medical plan.

                                                            FEBRUARY 3,         JANUARY 29,
                                                                  2001                2000
                                                            -----------         -----------
Change in benefit obligation:
  Projected benefit obligation at beginning of year            ($2,734)            ($2,392)
    Service cost                                                  (283)               (285)
    Interest cost                                                 (210)               (184)
    Actuarial gain                                                 173                  98
    Benefits paid                                                   65                  29
                                                               -------             -------
  Projected benefit obligation at end of year                  ($2,989)            ($2,734)
                                                               =======             =======
Funded status:
  Projected benefit obligation                                 ($2,989)            ($2,734)
  Fair value of plan assets                                         --                  --
                                                               -------             -------
  Funded status                                                 (2,989)             (2,734)
  Unrecognized net (gain) loss                                     (95)                 79
                                                               -------             -------
  Accrued postretirement liability                             ($3,084)            ($2,655)
                                                               =======             =======

The net cost of the plan for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 included the following components:

                                                                      YEAR ENDED
                                                      -------------------------------------------
                                                      FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                                            2001            2000            1999
                                                      -----------     -----------     -----------
Service cost - benefits earned during the period            $283            $285            $224
Interest cost on projected benefit obligation                210             184             156
                                                            ----            ----            ----
Net expense                                                 $493            $469            $380
                                                            ====            ====            ====

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed cost escalation rate would have the following effects:

                                                            1% INCREASE     1% DECREASE
                                                            -----------     -----------
Effect on total of service and interest cost components            $ 56            $ 49
Effect on the postretirement benefit obligation                     296             263

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50% at February 3, 2001, 7.50% at January 29, 2000 and 6.75% at January 30, 1999. Additionally, assumed cost escalation rates that start at 8.10% and grade down gradually to 5.00% were used for the year ended February 3, 2001. Assumed cost escalation rates that start at 6.48% and grade down gradually to 4.75% were used for the year ended January 29, 2000 and assumed cost escalation rates that start at 7.00% and grade down gradually to 4.75% were used for the year ended January 30, 1999.

The Company provides postemployment benefits to certain employees on short-term disability. The Company's obligation at February 3, 2001 and January 29, 2000 was $404 and $328, respectively.

11. COMMITMENTS

The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2020. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that the Company pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Additionally, most store leases provide renewal options and contain rent escalation clauses. These escalation clauses are factored into a calculation of the future rental stream. This stream is recorded on a straight-line basis over the life of the original lease. The "deferred rent under lease commitments"

                                     F-21.

                           TALBOTS ANNUAL REPORT 2000

(Dollar amounts in thousands except per share data)

caption represents rent expensed in excess of cash paid. Management expects that in the normal course of business expiring leases will be renewed or replaced by other leases.

The aggregate minimum future annual rental commitments under noncancelable operating leases at February 3, 2001 are as follows:

      2001...............................................   $ 78,346
      2002...............................................     78,603
      2003...............................................     75,795
      2004...............................................     71,819
      2005...............................................     67,238
      Thereafter.........................................    201,054

Rent expense for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 was $78,467, $72,719 and $67,316, respectively, and includes $3,629,
$2,227 and $1,734, respectively, of contingent rental expense.

12. NET INCOME PER SHARE

The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 36,000, 21,000 and 3,415,378 shares of common stock at prices ranging from $12.47 to $51.13 per share were outstanding during the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market prices of the common shares.

                                                                         YEAR ENDED (IN THOUSANDS)
                                                              -----------------------------------------------
                                                              FEBRUARY 3,       JANUARY 29,       JANUARY 30,
                                                                    2001              2000              1999
                                                              -----------       -----------       -----------
Shares for computation of basic net income per share              61,823            62,136            63,756
Effect of stock compensation plans                                 2,172             1,232               110
                                                                  ------            ------            ------
Shares for computation of diluted net income per share            63,995            63,368            63,866
                                                                  ======            ======            ======

                                     F-22.

                           TALBOTS ANNUAL REPORT 2000


REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors is comprised entirely of independent outside directors. Its primary function is to oversee the Company's system of internal controls, financial reporting practices and audits to ensure their quality, integrity and objectivity are sufficient to protect shareholder assets.

The Audit Committee met on four occasions in fiscal 2000, during which it reviewed the overall audit scope, plans and results of the internal audit department and the independent auditors, officer expenses and emerging accounting issues. The Committee also met separately without management present with both the internal auditors and the independent auditors to discuss the year's audits. In addition, the Committee reviewed and discussed the Company's annual financial statements with management before issuance. Audit Committee results were reported to the entire Board of Directors.

The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standard No. 61 and the Audit Committee has received the written disclosures and a letter from the independent auditors as required by Independence Standards Board Standard No. 1 and has discussed with the auditors the auditors' independence.

Based on its review, the Audit Committee has satisfied itself that the internal control system is adequate and that the shareholders of The Talbots, Inc. are adequately protected by the appropriate accounting and auditing procedures.

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year 2000 for filing with the Securities and Exchange Commission.

Audit Committee
of the Board of Directors



/s/ Elizabeth T. Kennan

Elizabeth T. Kennan, Chairperson
Mark H. Willes
Susan M. Swain (since March, 2001)

                                     F-23.

                           TALBOTS ANNUAL REPORT 2000


Independent Auditors' Report

Board of Directors and Stockholders of The Talbots, Inc.:


We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and its subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and its subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
March 14, 2001
Boston, Massachusetts

                                     F-24.

                           TALBOTS ANNUAL REPORT 2000


SELECTED QUARTERLY FINANCIAL DATA
(Dollar amounts in thousands except per share data)

The following table shows certain unaudited quarterly information for the Company during fiscal 2000 and fiscal 1999. The unaudited quarterly information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown. The operating results for any quarter are not necessarily indicative of results for any future period. Quarterly per share amounts may not total the full year amount due to changes in the number of shares outstanding. Sales and expenses for all periods presented have been reclassified to conform with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs."

                                                             FISCAL 2000 QUARTER ENDED
                                      ---------------------------------------------------------------------
                                      APRIL 29,            JULY 29,         OCTOBER 28,         FEBRUARY 3,
                                          2000                2000                2000                2001
                                      ---------------------------------------------------------------------
Net sales                             $363,498            $361,244            $397,143            $473,111
Gross profit                           161,460             124,878             181,968             190,680
Net income                              32,653              14,618              34,909              33,022

Net income per share
    Basic                             $   0.53            $   0.24            $   0.56            $   0.53
    Assuming dilution                 $   0.52            $   0.23            $   0.54            $   0.51

Weighted average common shares
  outstanding (in thousands)
    Basic                               61,134              61,475              62,156              62,478
    Assuming dilution                   62,824              63,599              64,506              65,003

Cash dividends per share              $  0.060            $  0.070            $  0.070            $  0.070

Market price data
    High                              $ 31.156            $ 30.000            $ 38.844            $ 53.500
    Low                               $ 14.125            $ 21.188            $ 24.781            $ 38.500

                                                            FISCAL 1999 QUARTER ENDED
                                      ---------------------------------------------------------------------
                                         MAY 1,            JULY 31,         OCTOBER 30,         JANUARY 29,
                                          1999                1999                1999                2000
                                      ---------------------------------------------------------------------
Net sales                             $297,749            $308,805            $321,479            $380,625
Gross profit                           124,731              88,896             132,052             127,953
Net income                              19,378               3,760              20,024              15,298

Net income per share
    Basic                             $   0.31            $   0.06            $   0.32            $   0.25
    Assuming dilution                 $   0.31            $   0.06            $   0.31            $   0.24

Weighted average common shares
  outstanding (in thousands)
    Basic                               62,476              62,358              62,716              62,334
    Assuming dilution                   62,682              63,114              63,594              63,924

Cash dividends per share              $  0.055            $  0.055            $  0.060            $  0.060

Market price data
    High                              $ 16.063            $ 19.750            $ 24.063            $ 26.375
    Low                               $ 11.813            $ 15.719            $ 15.000            $ 16.438

                                     F-25.

                                                                     SCHEDULE II

                       The Talbots, Inc. and Subsidiaries

                 Valuation and Qualifying Accounts and Reserves

                       Three Years Ended February 3, 2001

                                 (in thousands)





                                          COLUMN A        COLUMN B     COLUMN C      COLUMN D        COLUMN E

                                                                 Additions
                                                         --------------------------
                                          Balance at     Charged to    Charged to
                                         Beginning of    Costs and        Other      Deductions       Balance at
Description                                 Period       Expenses       Accounts         (A)        End of Period
------------------------------------------------------------------------------------------------------------------

Year Ended February 3, 2001



Allowance for doubtful accounts
(deducted from accounts receivable)        $1,700         3,089              --           2,689         $2,100



Year Ended January 29, 2000



Allowance for doubtful accounts
(deducted from accounts receivable)        $1,600         2,715              --           2,615         $1,700



Year Ended January 30, 1999



Allowance for doubtful accounts
(deducted from accounts receivable)
                                           $1,400         3,152              --           2,952         $1,600


(A) Write-off of uncollectible accounts net of recoveries.