Form 10-Q
period 2001-05-05
TALBOTS INC
filed 2001-06-18
CIK 912263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         Commission file number: 1-12552


                                THE TALBOTS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                      41-1111318
    --------------------------------                    -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     1 Talbots Drive, Hingham, Massachusetts                   02043
    ------------------------------------------          -------------------
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

          Yes  X          No
             -----          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding as of
             Class                                       June 11, 2001
-----------------------------                          -----------------
Common Stock, $0.01 par value                             62,523,064

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

PART I. FINANCIAL INFORMATION

     Item 1: Financial Statements

             Consolidated Statements of Earnings for the Thirteen
               Weeks Ended May 5, 2001 and April 29, 2000 ...................3

             Consolidated Balance Sheets as of May 5, 2001, February
               3, 2001 and April 29, 2000 ...................................4

             Consolidated Statements of Cash Flows for the Thirteen
               Weeks Ended May 5, 2001 and April 29, 2000 ...................5

             Notes to Consolidated Financial Statements ...................6-9

     Item 2: Management's Discussion and Analysis of Financial
               Condition and Results of Operations ......................10-13

PART II. OTHER INFORMATION

     Item 6: Exhibits and Reports on Form 8-K ..............................14

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2001 AND APRIL 29, 2000
(Amounts in thousands except per share data)
--------------------------------------------------------------------------------


                                                    THIRTEEN WEEKS ENDED
                                                  -----------------------
                                                   MAY 5,       APRIL 29,
                                                    2001          2000
                                                  --------      --------

NET SALES                                         $401,072      $363,498

COSTS AND EXPENSES
    Cost of sales, buying and occupancy            218,248       202,038
    Selling, general and administrative            116,374       106,801
                                                  --------      --------

OPERATING INCOME                                    66,450        54,659

INTEREST
    Interest expense                                 1,718         1,977
    Interest income                                    492           413
                                                  --------      --------
INTEREST EXPENSE - NET                               1,226         1,564
                                                  --------      --------
INCOME BEFORE TAXES                                 65,224        53,095
INCOME TAXES                                        25,111        20,442
                                                  --------      --------
NET INCOME                                        $ 40,113      $ 32,653
                                                  ========      ========

NET INCOME PER SHARE -
    BASIC                                         $   0.64      $   0.53
                                                  ========      ========
    ASSUMING DILUTION                             $   0.62      $   0.52
                                                  ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (in thousands) -
    BASIC                                           62,756        61,134
                                                  ========      ========
    ASSUMING DILUTION                               64,993        62,824
                                                  ========      ========
CASH DIVIDENDS PER SHARE                          $   0.07      $   0.06
                                                  ========      ========


See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (unaudited)
MAY 5, 2001, FEBRUARY 3, 2001 AND APRIL 29, 2000
(Dollar amounts in thousands except share data)
--------------------------------------------------------------------------------

                                                                               MAY 5,    FEBRUARY 3,   APRIL 29,
                                                                               2001         2001         2000
                                                                             ---------   -----------   ---------
ASSETS
------
CURRENT ASSETS:
---------------
  Cash and cash equivalents                                                  $  42,581    $  69,986    $  48,299
  Customer accounts receivable - net                                           162,711      135,528      123,746
  Merchandise inventories                                                      218,298      233,948      189,879
  Deferred catalog costs                                                         6,297        9,236        5,158
  Due from affiliates                                                            8,668        8,878        8,023
  Deferred income taxes                                                         14,188       13,749        9,789
  Prepaid and other current assets                                              31,845       35,080       19,369
                                                                             ---------    ---------    ---------
         TOTAL CURRENT ASSETS                                                  484,588      506,405      404,263

PROPERTY AND EQUIPMENT - NET                                                   246,667      234,802      205,647

GOODWILL - NET                                                                  36,521       36,857       37,864

TRADEMARKS - NET                                                                77,672       78,268       80,056

DEFERRED INCOME TAXES                                                            2,468        2,264        2,296
                                                                             ---------    ---------    ---------

TOTAL ASSETS                                                                 $ 847,916    $ 858,596    $ 730,126
                                                                             =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
--------------------
  Accounts payable                                                           $  38,405    $  82,676    $  44,377
  Accrued liabilities                                                          127,217      105,364      107,220
                                                                             ---------    ---------    ---------
     TOTAL CURRENT LIABILITIES                                                 165,622      188,040      151,597

LONG-TERM DEBT                                                                 100,000      100,000      100,000

DEFERRED RENT UNDER LEASE COMMITMENTS                                           19,877       19,785       19,000

STOCKHOLDERS' EQUITY:
---------------------
  Common stock, $0.01 par value; 100,000,000 authorized; 74,473,475 shares,
     74,396,884 shares and 72,521,792 shares issued, respectively, and
     62,538,064 shares, 63,106,806 shares and 61,773,128
     shares outstanding, respectively                                              745          744          726
  Additional paid-in capital                                                   368,118      366,290      323,975
  Retained earnings                                                            400,497      364,800      295,366
  Accumulated  other comprehensive income (loss)                                (4,388)      (3,658)      (2,712)
  Restricted stock awards                                                       (1,210)      (1,372)      (1,968)
  Treasury stock, at cost; 11,935,411 shares, 11,290,078 shares
     and 10,748,664 shares, respectively                                      (201,345)    (176,033)    (155,858)
                                                                             ---------    ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                                562,417      550,771      459,529
                                                                             ---------    ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 847,916    $ 858,596    $ 730,126
                                                                             =========    =========    =========


See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2001 AND APRIL 29, 2000
(Dollar amounts inthousands)
--------------------------------------------------------------------------------

                                                             THIRTEEN WEEKS ENDED
                                                           ------------------------
                                                            MAY 5,        APRIL 29,
                                                             2001           2000
                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                                 $ 40,113       $ 32,653
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization                          11,879         10,579
      Deferred rent                                             104            376
      Net non-cash compensation activity                        162            259
      Loss on disposal of property and equipment                933            868
      Deferred income taxes                                    (652)          (532)
      Changes in current assets and liabilities:
         Customer accounts receivable                       (27,205)        (7,037)
         Merchandise inventories                             15,518         (6,440)
         Deferred catalog costs                               2,939          3,202
         Due from affiliates                                    210            422
         Tax benefit from options exercised                   1,026          2,633
         Prepaid and other current assets                     2,926          1,628
         Accounts payable                                   (44,373)       (12,270)
         Accrued liabilities                                 21,916         20,034
                                                           --------       --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES               25,496         46,375
                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Additions to property and equipment, net of disposals       (23,875)       (13,222)
                                                           --------       --------
     NET CASH USED IN INVESTING ACTIVITIES                  (23,875)       (13,222)
                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Proceeds from options exercised                                 803          6,883
Cash dividends                                               (4,417)        (3,677)
Purchase of treasury stock                                  (25,312)        (9,879)
                                                           --------       --------
     NET CASH USED IN FINANCING ACTIVITIES                  (28,926)        (6,673)
                                                           --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (100)          (182)
                                                           --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (27,405)        26,298

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               69,986         22,001
                                                           --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 42,581       $ 48,299
                                                           ========       ========



See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   OPINION OF MANAGEMENT

          With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the "Company") that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended February 3, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The February 3, 2001 consolidated balance sheet has been derived from the Company's audited consolidated balance sheet.

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

4.   COMPREHENSIVE INCOME

          The following is the Company's comprehensive income for the periods ended May 5, 2001 and April 29, 2000:

                                                         Thirteen Weeks Ended
                                                     ----------------------------
                                                     May 5, 2001   April 29, 2000
                                                     -----------   --------------
Net income                                            $ 40,113       $ 32,653
Other comprehensive income:
  Cumulative foreign currency translation adjustment      (730)          (675)
                                                      --------       --------
Comprehensive income                                  $ 39,383       $ 31,978
                                                      ========       ========


5.   NET INCOME PER SHARE

          The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 1,225,000 and 21,000 shares of common stock were outstanding during the thirteen-week periods ending May 5, 2001 and April 29, 2000, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market prices of the common shares.

                                                           Thirteen Weeks Ended
                                                        ---------------------------
                                                        May 5, 2001  April 29, 2000
                                                        -----------  --------------
Shares for computation of basic net income per share      62,756        61,134
Effect of stock compensation plans                         2,237         1,690
                                                          ------        ------
Shares for computation of diluted net income per share    64,993        62,824
                                                          ======        ======

6.   SEGMENT INFORMATION

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

          The Company's reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women's and children's classic apparel, accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 30 distinct catalog mailings per year and through its e-commerce site at www.talbots.com.

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

          The following is the Stores Segment and Catalog Segment information for the thirteen weeks ended May 5, 2001 and April 29, 2000:

                                                  May 5, 2001
                                      ------------------------------------
                                       Stores       Catalog        Total
                                      --------      --------      --------
     Sales to external customers      $323,079      $ 77,993      $401,072
     Direct Profit                      79,224        18,323        97,547


                                                 April 29, 2000
                                      ------------------------------------
                                       Stores       Catalog        Total
                                      --------      --------      --------
Sales to external customers           $295,443      $ 68,055      $363,498
Direct Profit                           66,050        15,597        81,647

          The following reconciles direct profit to consolidated net income before taxes for the thirteen weeks ending May 5, 2001 and April 29, 2000:

                                                  May 5, 2001   April 29, 2000
                                                  -----------   --------------
     Total direct profit for reportable segments    $97,547        $81,647
     Less: indirect expenses                         32,323         28,552
                                                    -------        -------
     Consolidated net income before taxes           $65,224        $53,095
                                                    =======        =======


7.   NEW ACCOUNTING PRONOUNCEMENTS

          Effective October 29, 2000, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. To comply with the consensus, shipping and handling fees and costs, which were previously reported net in selling, general and administrative expenses, were reclassified to net sales and cost of sales, buying and occupancy expense. All prior periods were restated to comply with the consensus. Such restatements had no impact on previously reported operating earnings, net earnings, stockholders' equity or cash flows.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated statements of earnings for the fiscal periods shown below:


                                                    Thirteen Weeks Ended
                                                  ---------------------------
                                                  MAY 5, 2001  APRIL 29, 2000
                                                  (unaudited)   (unaudited)
                                                  -----------  --------------
Net sales                                           100.0%        100.0%
-----------------------------------------------------------------------------
Cost of sales, buying and occupancy expenses         54.4%         55.6%
-----------------------------------------------------------------------------
Selling, general and administrative expenses         29.0%         29.4%
-----------------------------------------------------------------------------
Operating income                                     16.6%         15.0%
-----------------------------------------------------------------------------
Interest expense, net                                 0.3%          0.4%
-----------------------------------------------------------------------------
Income before income taxes                           16.3%         14.6%
-----------------------------------------------------------------------------
Income taxes                                          6.3%          5.6%
-----------------------------------------------------------------------------
Net income                                           10.0%          9.0%
-----------------------------------------------------------------------------


THE THIRTEEN WEEKS ENDED MAY 5, 2001 (FIRST QUARTER) COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 29, 2000 (FIRST QUARTER)

     Net sales in the first quarter of 2001 increased by $37.6 million to $401.1 million, or 10.3% over the first quarter of 2000. Operating income was $66.5 million in the first quarter of 2001 compared to $54.7 million in the first quarter of 2000, an increase of 21.6%.

     Retail store sales in the first quarter of 2001 increased by $27.7 million to $323.1 million, or 9.4%, over the first quarter of 2000. The percentage of the Company's net sales derived from its retail stores decreased to 80.6% in the first quarter of 2001 compared to 81.3% in the first quarter of 2000. This decrease, as a percentage of total sales, was due to a 14.5% increase in catalog sales during the first quarter of 2001 compared to the same period in 2000. The increase in retail store sales, in total dollars, was attributable to the 20 net new stores opened in the first quarter of 2001, the 46 net non-comparable stores that opened in the last three quarters of 2000 and an increase of $6.2 million in comparable stores sales, or 2.4%, from the same period for the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     Catalog sales in the first quarter of 2001 increased by $9.9 million, to $78.0 million, an increase of 14.5% from the first quarter of 2000. The percentage of the Company's net sales derived from its catalogs increased to 19.4% in the first quarter of 2001 compared to 18.7% in the first quarter of 2000. The increase in catalog sales was attributable to an increase in internet sales through the Company's website, www.talbots.com, and strong sales from its major books.

     Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 54.4% in the first quarter of 2001 from 55.6% in the first quarter of 2000 due to healthy sales and continued improvements in merchandise margins through added mark-on and effective inventory management. Also contributing to this decrease were lower store occupancy costs as a percentage of sales.

     Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of 2001 to 29.0% compared to 29.4% in the first quarter of 2000. Contributing to this improvement was the Company's national rollout of its Classic Awards customer loyalty program which encouraged use of the Talbots charge card and resulted in reduced bank card fees and increased finance charge revenue.

     Interest expense, net, decreased to $1.2 million in the first quarter of 2001 from $1.6 million in the first quarter of 2000. Total interest expense decreased to $1.7 million in the first quarter of 2001 compared to $2.0 million in the first quarter of 2000 primarily due to lower average debt levels and lower interest rates. The average level of debt, including short-term and long-term bank borrowings, was $103.2 million in the first quarter of 2001 compared to $113.2 million in the first quarter of 2000. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.7% in the first quarter of 2001 compared to 7.0% in the first quarter of 2000.

     The effective tax rate for the Company remained at 38.5% in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At May 5, 2001 and April 29, 2000, the Company had no amounts outstanding under this line-of-credit. Additionally, the Company has a revolving credit facility with four banks. At May 5, 2001 and April 29, 2000, the Company's borrowings under this revolving credit facility were $100.0 million. The Company's working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first quarter of 2001, cash and cash equivalents decreased by $27.4 million compared to an increase of $26.3 million in the first quarter of 2000. Primarily contributing to the decrease in cash and cash equivalents was a decrease of $20.9 million in net cash provided by operating activities coupled with increased spending on investing and financing activities.

     The decline in cash from operating activities was mainly due to higher balances in accounts receivable as well as lower balances in accounts payable. This was partially offset by a decrease in merchandise inventories and increased net income.

     Capital expenditures, net of disposals, for the first quarter of fiscal 2001 were $23.9 million compared to $13.2 million in the first quarter of fiscal 2000. The Company used approximately $17.8 million and $6.1 million in the first quarter of fiscal 2001 and 2000, respectively, for opening new stores and expanding and renovating existing stores. The increase in spending was due to the timing of new store openings. During the first quarter of fiscal 2001 the Company opened 20 new stores compared to three in the first quarter of fiscal 2000. For the remainder of the fiscal year, the Company currently anticipates approximately $60.3 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company's computer information systems and to continue renovations of the Company's Hingham and Lakeville, Massachusetts facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2001.

     During the quarter ending May 5, 2001, the Company repurchased $23.3 million, or 603,337 shares, of its common stock under its stock repurchase program. This was authorized under a sixth extension of the repurchase program that was approved by the Company's Board of Directors on March 14, 2001 allowing the Company to purchase up to an additional $100.0 million in stock, from time to time, over the next two years.

     The Company's primary ongoing cash requirements through the end of fiscal 2001 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and for the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet its currently expected cash requirements for the foreseeable future.*

     The payment of dividends and the amount of any dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On May 23, 2001, the Company's Board of Directors approved an increase in the quarterly dividend to $0.08 per share payable on June 18, 2001 to shareholders of record as of June 4, 2001.


--------------------------------------------------------------------------------

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and may be identified by an "asterisk" ("*") or such forward-looking terminology as "expect," "look," "believe," "may," "will," "intend," "plan," "target," "goal" and similar statements or variations of such terms. Such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, effectiveness of the Company's brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its e-commerce site, store traffic, acceptance of Talbots new seasonal fashions, appropriate balance of merchandise offerings, and timing and levels of markdowns. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the Company's Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               11.1 The computation of weighted average number of shares
                    outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 "Net Income Per Share" on page 7 of this Form 10-Q.

          (b)  REPORTS ON FORM 8-K

               The Company filed Current Reports on Form 8-K on February 28, 2001, April 12, 2001 and May 25, 2001, respectively, pursuant to which various agreements and documents were filed by the Company, as identified therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE TALBOTS, INC.


Dated: June 18, 2001            By: /s/ Edward L. Larsen
                                    ------------------------------
                                    Edward L. Larsen
                                    Senior Vice President Finance, Chief
                                    Financial Officer, and Treasurer
                                    (Principal Financial and Accounting Officer)