Form 10-Q
period 2001-08-04
TALBOTS INC
filed 2001-09-17
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended August 4, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(781) 749-7600

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑      No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	September 4, 2001

Common Stock, $0.01 par value	62,130,737

INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Earnings for the Thirteen and Twenty-Six Weeks Ended August 4, 2001 and July 29, 2000	3

	Consolidated Balance Sheets as of August 4, 2001, February 3, 2001 and July 29, 2000	4

	Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 4, 2001 and July 29, 2000	5

	Notes to Consolidated Financial Statements	6-9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

PART II.	OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders	15

Item 6:	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000
(Amounts in thousands except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000

NET SALES	$384,295	$361,244	$785,367	$724,742

COSTS AND EXPENSES

Cost of sales, buying and occupancy	252,979	236,366	471,227	438,404

Selling, general and administrative	101,120	100,172	217,494	206,973

OPERATING INCOME	30,196	24,706	96,646	79,365

INTEREST

Interest expense	1,436	1,791	3,154	3,768

Interest income	210	854	702	1,267

INTEREST EXPENSE — NET	1,226	937	2,452	2,501

INCOME BEFORE TAXES	28,970	23,769	94,194	76,864

INCOME TAXES	11,154	9,151	36,265	29,593

NET INCOME	$17,816	$14,618	$57,929	$47,271

NET INCOME PER SHARE -

Basic	$0.29	$0.24	$0.93	$0.77

Assuming Dilution	$0.28	$0.23	$0.90	$0.75

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands) -

Basic	62,009	61,474	62,383	61,304

Assuming Dilution	64,112	63,598	64,556	63,204

CASH DIVIDENDS PER SHARE	$0.08	$0.07	$0.15	$0.13

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 4, 2001, FEBRUARY 3, 2001 AND JULY 29, 2000
(Dollar amounts in thousands except share data)
(Unaudited)

	August 4,	February 3,	July 29,
	2001	2001	2000

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$16,765	$69,986	$68,238

Customer accounts receivable — net	150,710	135,528	113,008

Merchandise inventories	204,483	233,948	177,452

Deferred catalog costs	7,130	9,236	5,895

Due from affiliates	8,522	8,878	6,924

Deferred income taxes	12,739	13,749	9,686

Prepaid and other current assets	42,307	35,080	30,823

TOTAL CURRENT ASSETS	442,656	506,405	412,026

PROPERTY AND EQUIPMENT — NET	265,397	234,802	210,229

GOODWILL — NET	36,185	36,857	37,529

TRADEMARKS — NET	77,076	78,268	79,460

DEFERRED INCOME TAXES	5,902	2,264	2,574

TOTAL ASSETS	$827,216	$858,596	$741,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$58,845	$82,676	$59,363

Accrued liabilities	92,717	105,364	87,598

TOTAL CURRENT LIABILITIES	151,562	188,040	146,961

LONG-TERM DEBT	100,000	100,000	100,000

DEFERRED RENT UNDER LEASE COMMITMENTS	19,983	19,785	19,246

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value; 200,000,000 authorized; 74,756,789 shares, 74,396,884 shares and 73,155,944 shares issued, respectively, and 62,130,737 shares, 63,106,806 shares and 62,127,930 shares outstanding, respectively	748	744	732

Additional paid-in capital	375,246	366,290	336,383

Retained earnings	413,309	364,800	305,651

Accumulated other comprehensive income (loss)	(4,532)	(3,658)	(2,920)

Restricted stock awards	(1,047)	(1,372)	(1,710)

Treasury stock, at cost; 12,626,052 shares, 11,290,078 shares and 11,028,014 shares, respectively	(228,053)	(176,033)	(162,525)

TOTAL STOCKHOLDERS’ EQUITY	555,671	550,771	475,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$827,216	$858,596	$741,818

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	August 4,	July 29,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$57,929	$47,271

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	24,659	23,126

Deferred rent	209	621

Net non-cash compensation activity	355	367

Loss on disposal of property and equipment	2,038	691

Deferred income taxes	(2,639)	(725)

Changes in current assets and liabilities:

Customer accounts receivable	(15,205)	3,690

Merchandise inventories	29,335	5,970

Deferred catalog costs	2,106	2,465

Due from affiliates	356	1,521

Tax benefit from options exercised	4,214	6,201

Prepaid and other current assets	(7,484)	(9,713)

Accounts payable	(24,051)	2,635

Accrued liabilities	(12,579)	472

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,243	84,592

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment, net of disposals	(55,579)	(29,390)

NET CASH USED IN INVESTING ACTIVITIES	(55,579)	(29,390)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from options exercised	4,716	15,705

Cash dividends	(9,420)	(8,010)

Purchase of treasury stock	(52,020)	(16,372)

NET CASH USED IN FINANCING ACTIVITIES	(56,724)	(8,677)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(161)	(288)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(53,221)	46,237

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,986	22,001

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,765	$68,238

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In Thousands)

1. Opinion of Management

     With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the “Company”) that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 3, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain prior year amounts have been reclassified to conform to current year classifications.

2. Seasonal Variations in Business

     Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

3. Federal and State Income Taxes

     The Company has provided for income taxes based on the estimated annual effective rate method.

4. Comprehensive Income

     The following is the Company’s comprehensive income for the periods ended August 4, 2001 and July 29, 2000:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Net income	$17,816	$14,618	$57,929	$47,271

Other comprehensive income:

Cumulative foreign currency translation adjustment	(144)	(208)	(874)	(883)

Comprehensive income	$17,672	$14,410	$57,055	$46,388

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited) (In Thousands)

5. Net Income Per Share

     The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week periods ended August 4, 2001 and July 29, 2000, options to purchase 1,227 and 54 shares of common stock, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares. For the twenty-six week periods ended August 4, 2001 and July 29, 2000, 1,225 and 55 shares, respectively, were not included in the computation of diluted net income per share.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Shares for computation of basic net income per share	62,009	61,474	62,383	61,304

Effect of stock compensation plans	2,103	2,124	2,173	1,900

Shares for computation of diluted net income per share	64,112	63,598	64,556	63,204

6. Segment Information

     The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that make up the consolidated entity.

     The Company has two reportable segments, its retail stores (the “Stores Segment”), which include the Company’s United States, Canada and United Kingdom retail store operations, and its catalog operations (the “Catalog Segment”), which includes both catalog and internet operations.

     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s and children’s classic apparel, accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 30 distinct catalog mailings per year and through its e-commerce site at www.talbots.com.

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

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited) (In Thousands)

     The following is the Stores Segment and Catalog Segment information for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000:

	Thirteen Weeks Ended

	August 4, 2001			July 29, 2000

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$334,536	$49,759	$384,295	$311,457	$49,787	$361,244
Direct profit	54,223	3,627	57,850	50,303	2,861	53,164

	Twenty-Six Weeks Ended

	August 4, 2001			July 29, 2000

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$657,615	$127,752	$785,367	$606,900	$117,842	$724,742
Direct profit	133,447	21,951	155,398	116,354	18,457	134,811

     The following reconciles direct profit to consolidated income before taxes for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000

Total direct profit for reportable segments	$57,850	$53,164	$155,398	$134,811
Less: indirect expenses	28,880	29,395	61,204	57,947

Consolidated income before taxes	$28,970	$23,769	$94,194	$76,864

7. New Accounting Pronouncements

     Effective October 29, 2000, the Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The EITF stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. To comply with the consensus, shipping and handling fees and costs, which were previously reported net in selling, general and administrative expenses, were reclassified to net sales and cost of sales, buying and occupancy expense. All prior periods were restated to comply with the consensus. Such restatements had no impact on previously reported operating earnings, net earnings, stockholders’ equity or cash flows.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited) (In Thousands)

     In June 2001, the Financial Accounting Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for the Company beginning in Fiscal 2002. SFAS 142 changes the accounting for goodwill and certain other intangible assets (including trademarks) from an amortization method to an impairment-only approach. Amortization of Goodwill and assets with indefinite lives will cease upon adoption of this statement and the assets’ fair values will be periodically reviewed for impairment. The impact of SFAS 142 on the Company is currently being evaluated.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, buying and occupancy expenses	65.8%	65.4%	60.0%	60.5%

Selling, general and administrative expenses	26.3%	27.7%	27.7%	28.6%

Operating income	7.9%	6.8%	12.3%	11.0%

Interest expense, net	0.3%	0.2%	0.3%	0.3%

Income before taxes	7.5%	6.6%	12.0%	10.6%

Income taxes	2.9%	2.5%	4.6%	4.1%

Net income	4.6%	4.0%	7.4%	6.5%

The Thirteen Weeks Ended August 4, 2001 Compared to the Thirteen Weeks Ended July 29, 2000 (Second Quarter)

     Net sales in the second quarter of 2001 increased by $23.1 million to $384.3 million, or 6.4% over the second quarter of 2000. Operating income was $30.2 million in the second quarter of 2001 compared to $24.7 million in the second quarter of 2000, an increase of 22.3%.

     Retail store sales in the second quarter of 2001 increased by $23.1 million to $334.5 million, or 7.4%, over the second quarter of 2000. The percentage of the Company’s net sales derived from its retail stores increased to 87.0% in the second quarter of 2001 compared to 86.2% in the second quarter of 2000. The increase in retail store sales was attributable to the 10 net new stores opened in the second quarter of 2001, the 20 net new stores opened in the first quarter of 2001, the 40 net non-comparable stores that opened in the last two quarters of 2000 and an increase of $4.8 million in comparable stores sales, or 1.8%, from the same period for the previous year. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     Catalog sales in the second quarter of 2001 were flat at $49.8 million compared to the second quarter of 2000. Included in catalog sales are sales generated from the Company’s internet website, www.talbots.com. The percentage of the Company’s net sales from its catalogs, as a percent of total sales, decreased to 13.0% in the second quarter of 2001 compared to 13.8% in the second quarter of 2000 due to the growth in store sales.

     Because the Company sells a wide range of products, which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expense increased as a percentage of net sales to 65.8% in the second quarter of 2001 from 65.4% in the second quarter of 2000 due to occupancy expenses increasing at a greater rate than sales. Partially offsetting this increase were gross margin gains through improvements in product sourcing and continued effective inventory management.

     Selling, general and administrative expenses, as a percentage of net sales, decreased in the second quarter of 2001 to 26.3% compared to 27.7% in the second quarter of 2000. Primarily accounting for the decrease was a reduction in store maintenance expenses. Incremental investments made in the prior year have allowed the Company to reduce store maintenance expenses to more traditional levels in the current year. Also contributing to this improvement was the national rollout of the Company’s Classic Awards customer loyalty program, which encouraged use of the Talbots charge card, resulting in reduced bank card fees and increased finance charge revenue.

     Interest expense, net, increased by $0.3 million to $1.2 million in the second quarter of 2001 from $0.9 million in the second quarter of 2000 but remained level as a percent of sales. Total interest expense decreased by $0.4 million to $1.4 million due chiefly to lower borrowing rates. This was offset by a reduction in interest income, as lower cash balances and lower interest rates reduced investment income. The average total debt level, including short-term and long-term bank borrowings, was $100.0 million in the second quarter of 2001 compared to $100.2 million in the second quarter of 2000. The average interest rate, including interest on short-term and long-term bank borrowings, was 5.7% in the second quarter of 2001 compared to 7.2% in the second quarter of 2000.

     The effective tax rate for the Company remained at 38.5% in the second quarter of 2001.

The Twenty-Six Weeks Ended August 4, 2001 compared to the Twenty-Six Weeks Ended July 29, 2000

     Net sales in the first 26 weeks of 2001 increased by $60.7 million to $785.4 million, or 8.4%, over the first 26 weeks of 2000. Operating income was $96.6 million in the first 26 weeks of 2001 compared to $79.4 million in the first 26 weeks of 2000, an increase of 21.7%.

     Retail store sales in the first 26 weeks of 2001 increased by $50.7 million, to $657.6 million, or 8.4%, over the first 26 weeks of 2000. The increase in retail store sales was attributable to the 30 net new stores opened in the first 26 weeks of 2001, the 40 net non-comparable stores that opened in the last 26 weeks of 2000 and an increase of $11.0 million in comparable stores sales, or 2.1%, from the same period for the previous year. The percentage of the Company’s net sales derived from its retail stores remained relatively flat at 83.7% in the first 26 weeks of 2001 compared to the first 26 weeks of 2000.

     Catalog sales in the first 26 weeks of 2001 increased by $10.0 million, to $127.8 million, or 8.5%, compared to the first 26 weeks of 2000. The percentage of the Company’s net sales from its catalogs remained relatively flat at 16.3% for the first 26 weeks of 2001 compared to the first 26 weeks of 2000.

     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 60.0% in the first 26 weeks of 2001 from 60.5% in the first 26 weeks of 2000. The decrease in cost of sales, buying and occupancy expenses as a percentage of sales is due primarily to higher merchandise gross margin from additional mark-on attributable to more effective product sourcing.

     Selling, general and administrative expense decreased as a percentage of net sales to 27.7% in the first 26 weeks of 2001 compared to 28.6% in the first 26 weeks of 2000. Incremental investments made in the prior year have allowed the Company to reduce store maintenance and marketing expenses to more traditional levels in the current year. Also contributing to the improvement is the national rollout of the Company’s Classic Awards customer loyalty program, which reduced bank card fees and increased finance charge revenue by encouraging the use of the Talbots charge card.

     Interest expense, net, remained relatively flat at $2.5 million for the first 26 weeks of 2001 when compared to the same period in 2000. Total interest expense decreased by $0.6 million to $3.2 million due to the combination of lower debt levels and lower borrowing rates. This was offset by a reduction in interest income, as lower cash balances and interest rates reduced investment income. The average total debt level, including short-term and long-term bank borrowings, was $101.6 million in the first 26 weeks of 2001 compared to $106.7 million in the first 26 weeks of 2000. The average interest rate, including interest on short-term and long-term bank borrowings, was 6.2% in the first 26 weeks of 2001 compared to 7.1% in the first 26 weeks of 2000.

     The effective tax rate for the Company remained at 38.5% for the first 26 weeks of 2001.

Liquidity and Capital Resources

     The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At August 4, 2001 and at July 29, 2000, the Company had no amounts outstanding under this facility. Additionally, the Company has a revolving credit facility with four banks. At August 4, 2001 and July 29, 2000, the Company’s borrowings under this facility was $100.0 million. The Company’s working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first 26 weeks of 2001, cash and cash equivalents decreased $53.2 million compared to an increase of $46.2 million for the same period in 2000. The Company’s strong cash balances at the end of fiscal 2000 and cash provided by operations allowed the Company to increase its investment in property and equipment, increase the quarterly dividend and repurchase common stock under the Company’s stock repurchase program.

     Cash provided by operating activities of $59.2 million included net income of $57.9 million, an increase of $10.6 million. This was primarily offset by an increase in customer accounts receivable associated with the Company’s national rollout of its Classic Awards customer loyalty program. Additionally, merchandise inventories decreased in the first 26 weeks of 2001 and was offset by a corresponding decrease in accounts payable. In comparison with prior year, inventory levels at August 4, 2001 were $27.0 million higher than July 29, 2000 primarily due to the increase in the number of stores and the timing of fall inventory receipts.

     During the 13 weeks ending August 4, 2001, the Company repurchased $26.7 million, or 0.7 million shares of its common stock under its stock repurchase program. This brings the total repurchased by the Company to $50.1 million, or 1.3 million shares for the first 26 weeks of 2001. These repurchases were authorized under a sixth extension of the repurchase program that was approved by the Company’s Board of Directors on March 14, 2001 allowing the Company to purchase up to an additional $100.0 million in stock, from time to time, over a two year period.

     Capital expenditures, net of disposals, for the first 26 weeks of fiscal 2001 were $55.6 million compared to $29.4 million in fiscal 2000. The Company used approximately $38.8 million and $14.6 million in the first 26 weeks of fiscal 2001 and 2000, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $29 to $34 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company’s computer information systems and to continue renovations of the Company’s Hingham and Lakeville, Massachusetts facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2001.

     The Company’s primary ongoing cash requirements through the end of fiscal 2001 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, purchase of treasury shares under the Company’s stock repurchase program and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these current requirements.*

     The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On August 15, 2001, the Company’s Board of Directors approved a quarterly dividend of $0.08 per share payable on September 17, 2001 to shareholders of record as of September 4, 2001.

     The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and may be identified by an “asterisk” (“*”) or such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” “intend,” “plan,” “target,” “goal” and similar statements or variations of such terms. Such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its e-commerce site, store traffic, acceptance of Talbots seasonal fashions, appropriate balance of merchandise offerings, and timing and levels of markdowns and economic conditions including consumer spending and consumer confidence. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

     On May 24, 2001, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, the following persons were elected to serve as directors of the Company: Arnold B. Zetcher, Toshiji Tokiwa, Elizabeth T. Kennan, Yoichi Kimura, H. James Metscher, Motoya Okada, Susan M. Swain, Isao Tsuruta and Mark H. Willes. There are no other directors of the Company.

     The voting results are as follows:

	Total Votes For	Total Votes Withheld
	Each Director	From Each Director

Arnold B. Zetcher	53,658,020	6,670,446

Toshiji Tokiwa	53,646,919	6,681,547

Elizabeth T. Kennan	59,828,640	499,826

Yoichi Kimura	53,144,312	7,184,154

H. James Metscher	53,657,724	6,670,742

Motoya Okada	53,667,019	6,661,447

Susan M. Swain	59,827,676	500,789

Isao Tsuruta	53,660,314	6,668,152

Mark H. Willes	59,828,372	500,094

     The proposal to amend the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 100 million to 200 million shares: 58,964,548 votes were cast in favor of such proposal, 1,301,034 votes were cast against and 62,883 votes abstained.

     The proposal to approve certain amendments to the Amended and Restated 1993 Executive Stock Based Incentive Plan (the “Incentive Plan”) for the purpose of compliance with Section 162(m) of the Internal Revenue Code: 57,708,209 votes were cast in favor of such proposal, 2,549,451 votes were cast against and 70,805 votes abstained.

     The proposal to approve certain options granted under the Incentive Plan for purposes of compliance with Section 162(m) of the Internal Revenue Code: 59,774,510 votes were cast in favor of such proposal, 481,043 votes were cast against and 72,912 votes abstained.

     The proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company for the 2001 fiscal year: 60,183,627 votes were cast in favor of such proposal, 97,653 votes were cast against and 47,185 votes abstained.

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits

     11.1 The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 7 of this Form 10-Q.

     (b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K on May 25, 2001 and September 6, 2001 pursuant to which various agreements and documents were filed by the Company, as identified therein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: September 17, 2001	By: /s/ Edward L. Larsen Edward L. Larsen Senior Vice President Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)