Form 10-Q
period 2001-11-03
TALBOTS INC
filed 2001-12-17
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

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

Yes X	No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	December 10, 2001

Common Stock, $0.01 par value	60,222,338

INDEX TO FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Earnings for the Thirteen and Thirty-Nine Weeks Ended November 3, 2001 and October 28, 2000	3

	Consolidated Balance Sheets as of November 3, 2001, February 3, 2001 and October 28, 2000	4

	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 3, 2001 and October 28, 2000	5

	Notes to Consolidated Financial Statements	6-9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

PART II	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K	15

PART  I — FINANCIAL INFORMATION

Item 1 — Financial Statements

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000
(Amounts in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

NET SALES	$393,966	$397,144	$1,179,333	$1,121,886
COSTS AND EXPENSES
Cost of sales, buying and occupancy	219,740	215,177	690,967	653,581
Selling, general and administrative	113,262	124,355	330,756	331,328

OPERATING INCOME INTEREST	60,964	57,612	157,610	136,977
Interest expense	1,648	1,686	4,802	5,454
Interest income	127	836	829	2,103

INTEREST EXPENSE — net	1,521	850	3,973	3,351

INCOME BEFORE TAXES	59,443	56,762	153,637	133,626
INCOME TAX EXPENSE	22,885	21,853	59,150	51,446

NET INCOME	$36,558	$34,909	$94,487	$82,180

NET INCOME PER SHARE
Basic	$0.60	$0.56	$1.53	$1.33

Assuming dilution	$0.58	$0.54	$1.48	$1.29

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands)
Basic	61,100	62,156	61,955	61,588

Assuming dilution	62,755	64,506	63,988	63,666

CASH DIVIDENDS PER SHARE	$0.08	$0.07	$0.23	$0.20

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)
NOVEMBER 3, 2001, FEBRUARY 3, 2001 AND OCTOBER 28, 2000
(Dollar amounts in thousands)

	November 3,	February 3,	October 28,
	2001	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,269	$69,986	$53,571
Customer accounts receivable — net	181,474	135,528	135,569
Merchandise inventories	236,125	233,948	216,218
Deferred catalog costs	9,356	9,236	8,512
Due from affiliates	8,476	8,878	7,420
Deferred income taxes	15,464	13,749	10,590
Prepaid and other current assets	34,618	35,080	34,892

Total current assets	493,782	506,405	466,772
PROPERTY AND EQUIPMENT — net	275,562	234,802	220,775
GOODWILL — net	35,849	36,857	37,193
TRADEMARKS — net	76,480	78,268	78,864
DEFERRED INCOME TAXES	2,735	2,264	7,009

TOTAL ASSETS	$884,408	$858,596	$810,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$75,000	$—	$—
Accounts payable	38,522	82,676	58,938
Accrued liabilities	113,727	105,364	111,438

Total current liabilities	227,249	188,040	170,376
LONG-TERM DEBT	100,000	100,000	100,000
DEFERRED RENT UNDER LEASE COMMITMENTS	20,052	19,785	19,639
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000,000 authorized; 74,766,371 shares, 74,396,884 shares and 73,845,176 shares issued, respectively, and 60,216,376 shares, 63,106,806 shares and 62,817,162 shares outstanding, respectively	748	744	738
Additional paid-in capital	375,450	366,290	351,737
Retained earnings	444,897	364,800	336,185
Accumulated other comprehensive income (loss)	(5,038)	(3,658)	(3,990)
Restricted stock awards	(854)	(1,372)	(1,547)
Treasury stock, at cost; 14,549,995 shares, 11,290,078 shares and 11,028,014 shares, respectively	(278,096)	(176,033)	(162,525)

Total stockholders’ equity	537,107	550,771	520,598

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$884,408	$858,596	$810,613

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000
(In thousands)

	Thirty-Nine Weeks Ended

	November 3,	October 28,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,487	$82,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,529	35,433
Deferred rent	293	1,033
Net non-cash compensation activity	547	531
Loss on disposal of property and equipment	3,307	1,010
Deferred income taxes	(2,192)	(6,084)
Changes in current assets and liabilities:
Customer accounts receivable	(45,987)	(18,907)
Merchandise inventories	(2,471)	(33,003)
Deferred catalog costs	(120)	(152)
Due from affiliates	402	1,025
Tax benefit from options exercised	4,264	11,691
Prepaid and other current assets	132	(13,899)
Accounts payable	(44,471)	2,085
Accrued liabilities	8,459	24,403

Net cash provided by operating activities	55,179	87,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net of disposals	(79,941)	(51,848)

Net cash used in investing activities	(79,941)	(51,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable to banks	75,000	—
Proceeds from options exercised	4,871	25,557
Cash dividends	(14,390)	(12,385)
Purchase of treasury stock	(102,063)	(16,372)

Net cash used in financing activities	(36,582)	(3,200)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(373)	(728)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,717)	31,570
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,986	22,001

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,269	$53,571

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	OPINION OF MANAGEMENT

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

3.	FEDERAL AND STATE INCOME TAXES

The Company has provided for income taxes based on the estimated annual effective rate method.

4.	COMPREHENSIVE INCOME

The following is the Company’s comprehensive income for the periods ended November 3, 2001 and October 28, 2000:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

Net income	$36,558	$34,909	$94,487	$82,180
Other comprehensive income:
Cumulative foreign currency translation adjustment	(506)	(1,070)	(1,380)	(1,953)

Comprehensive income	$36,052	$33,839	$93,107	$80,227

5.	NET INCOME PER SHARE

The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week period ended November 3, 2001, options to purchase 1.3 million shares of common stock were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares. For the thirteen week period ended October 28, 2000, all outstanding options to purchase common stock were included in the computation of diluted net income per share. For the thirty-nine week periods ended November 3, 2001 and October 28, 2000, 1.2 million and 123,000 shares, respectively, were not included in the computation of diluted net income per share.

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

Shares for computation of basic net income per share	61,100	62,156	61,955	61,588
Effect of stock compensation plans	1,655	2,350	2,033	2,078
Shares for computation of diluted net income per share	62,755	64,506	63,988	63,666

6.	SEGMENT INFORMATION

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

The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from its retail stores, while the Catalog Segment derives its revenues through its approximately 30 distinct catalog mailings per year and through its e-commerce site at www.talbots.com.

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

The following is the Stores Segment and Catalog Segment information for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000:

	Thirteen Weeks Ended

	November 3, 2001			October 28, 2000

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external Customers	$325,682	$68,284	$393,966	$331,350	$65,794	$397,144
Direct profit	72,358	15,866	88,224	76,407	14,433	90,840

	Thirty-Nine Weeks Ended

	November 3, 2001			October 28, 2000

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external Customers	$983,297	$196,036	$1,179,333	$938,250	$183,636	$1,121,886
Direct profit	205,805	37,817	243,622	192,761	32,890	225,651

The following reconciles direct profit to consolidated income before taxes for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

Total direct profit for reportable segments	$88,224	$90,840	$243,622	$225,651
Less: indirect expenses	28,781	34,078	89,985	92,025
Consolidated income before taxes	$59,443	$56,762	$153,637	$133,626

7.	NEW ACCOUNTING PRONOUNCEMENTS

Effective October 29, 2000, the Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The EITF stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. To comply with the consensus, shipping and handling fees and costs, which were previously reported net in selling, general and administrative expenses, were reclassified to net sales and to cost of sales, buying and occupancy expense, respectively. All prior periods were restated to comply with the consensus. Such restatements had no impact on previously reported operating earnings, net earnings, stockholders’ equity or cash flows.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for the Company beginning in fiscal 2002. SFAS 142 changes the accounting for goodwill and certain other intangible assets (including trademarks) from an amortization method to an impairment-only approach. Amortization of goodwill and certain other intangible assets with indefinite lives will cease upon adoption of this statement and the assets’ fair values will be periodically reviewed for impairment. The impact of SFAS No. 142 on the Company is currently being evaluated.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for the Company’s 2002 fiscal year. The Company is evaluating the impact of adopting this standard and has not yet determined the effect on its financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	55.8%	54.2%	58.6%	58.3%
Selling, general and administrative expenses	28.8%	31.3%	28.1%	29.5%
Operating income	15.5%	14.5%	13.4%	12.2%
Interest expense, net	0.4%	0.2%	0.3%	0.3%
Income before taxes	15.1%	14.3%	13.0%	11.9%
Income taxes	5.8%	5.5%	5.0%	4.6%
Net income	9.3%	8.8%	8.0%	7.3%

THE THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 28, 2000 (THIRD QUARTER)

     Net sales in the third quarter of 2001 decreased by $3.3 million to $393.9 million, or 0.8% from the third quarter of 2000. Operating income was $61.0 million in the third quarter of 2001 compared to $57.6 million in the third quarter of 2000, an increase of 5.9%.

     Retail store sales in the third quarter of 2001 decreased by $5.7 million to $325.7 million, or 1.7%, from the third quarter of 2000 primarily as a result of the current slowing economy and difficult retail environment coupled with the tragic events of September 11th. The percentage of the Company’s net sales derived from its retail stores decreased to 82.7% in the third quarter of 2001 compared to 83.4% in the third quarter of 2000. Store sales declined during the quarter due to a decrease of $22.7 million in comparable stores sales, or 8.2%, compared to the same period last year, offset by store sales relating to the 35 net new stores opened in the third quarter of 2001, the 30 net new stores opened in the first two quarters of 2001 and the 18 net non-comparable stores that opened in the fourth quarter of 2000. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Talbots Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     Catalog sales in the third quarter of 2001 increased by $2.4 million, to $68.2 million, an increase of 3.6% from the third quarter of 2000. Included in catalog sales are sales generated from the Company’s internet website www.talbots.com. The percentage of the Company’s net sales from its catalogs increased to 17.3% in the third quarter of 2001 compared to 16.6% in the third quarter of 2000 primarily due to a decline in store sales.

     Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 55.8% in the third quarter of 2001 from 54.2% in the third quarter of 2000 with occupancy costs increasing, as a percent of sales, due to negative comparable store sales in the quarter. Merchandise margins were relatively flat in the third quarter of 2001 compared to 2000, as additional markdowns were offset by improved mark-on, driven by better sourcing.

     Selling, general and administrative expenses as a percentage of net sales decreased in the third quarter of 2001 to 28.8% compared to 31.3% in the third quarter of 2000. The decrease was due to reduced marketing and store maintenance spending, as well as increased finance charge income relating to the Company’s nationwide rollout of its Classic Awards Program which continues to shift more sales to the Talbots Charge Card.

     Interest expense, net, increased by $0.6 million to $1.5 million in the third quarter of 2001 from $0.9 million in the third quarter of 2000 due to an increase in short-term borrowings partially offset by lower interest rates. The average total debt level, including short-term and long-term bank borrowings, was $150.1 million in the third quarter of 2001 compared to $100.0 million in the third quarter of 2000, consisting of both long-term and short-term borrowings. The average interest rate, including interest on short-term and long-term bank borrowings, was 4.4% in the third quarter of 2001 compared to 7.5% in the third quarter of 2000.

     The effective tax rate for the Company remained at 38.5% in the third quarter of 2001.

THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000.

     Net sales in the first 39 weeks of 2001 increased by $57.4 million to $1,179.3 million, or 5.1%, over the first 39 weeks of 2000. Operating income was $157.6 million in the first 39 weeks of 2001 compared to $137.0 million in the first 39 weeks of 2000, an increase of 15.0%.

     Retail store sales in the first 39 weeks of 2001 increased by $45.0 million, to $983.3 million, or 4.8%, over the first 39 weeks of 2000. The percentage of the Company’s net sales derived from its retail stores decreased to 83.4% in the first 39 weeks of 2001 versus 83.6% in the first 39 weeks of 2000 due to stronger catalog sales. Store sales, in total dollars, increased due to the 65 net new stores opened in the first 39 weeks of 2001 and the 18 net non-comparable stores that opened in the fourth quarter of 2000, partially offset by a decrease of $11.7 million, or 1.5%, in comparable stores sales over the same period last year.

     Catalog sales in the first 39 weeks of 2001 increased by $12.4 million, to $196.0 million, or 6.8% compared to the first 39 weeks of 2000. The percentage of the Company’s net sales from its catalogs increased to 16.6% for the first 39 weeks of 2001 compared to 16.4% for the first 39 weeks of 2000 due to catalog sales growing at a faster rate than store sales.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 58.6% in the first 39 weeks of 2001 from 58.3% in the first 39 weeks of 2000. The increase in cost of sales, buying and occupancy expenses, as a percentage of sales, is primarily due to occupancy costs increasing as a percent of sales. This was partially offset by slightly higher gross margin from additional mark-on attributable to improved sourcing.

     Selling, general and administrative expenses decreased as a percentage of net sales to 28.1% in the first 39 weeks of 2001 compared to 29.5% in the first 39 weeks of 2000. The decrease was primarily due to reductions in marketing and store maintenance expenses, as well as growth in finance charge income associated with the increase in customer accounts receivable following the national rollout of the Company’s Classics Awards Program.

     Interest expense, net, increased by $0.6 million to $4.0 million for the first 39 weeks of 2001 compared to the first 39 weeks of 2000 due to higher average debt levels, associated with short-term borrowings, partially offset by lower average borrowing rates. The average total debt level, including short-term and long-term bank borrowings, was $117.8 million in the first 39 weeks of 2001 compared to $104.5 million in the first 39 weeks of 2000. The average interest rate, including interest on short-term and long-term bank borrowings, was 5.4% in the first 39 weeks of 2001 compared to 7.2% in the first 39 weeks of 2000.

     The effective tax rate for the Company remained at 38.5% for the first 39 weeks of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At November 3, 2001, the Company had $75.0 million in short-term borrowings outstanding under this facility. At October 28, 2000, the Company had no amounts outstanding under this facility. Additionally, the Company has a revolving credit facility with four banks. At November 3, 2001 and October 28, 2000, the Company’s borrowings under this facility were $100.0 million. The Company’s working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first 39 weeks of 2001, cash and cash equivalents decreased $61.7 million compared to an increase of $31.6 million for the same period in 2000. The decrease in cash and cash equivalents was primarily due to Company stock repurchases, a decrease in the accounts payable balance, an increase in accounts receivable and additional spending for property and equipment. This was partially offset by an increase in short-term borrowings.

     During the 13 weeks ending November 3, 2001, the Company repurchased $49.9 million, or 1.9 million shares, of its common stock, completing the sixth extension of its stock repurchase program. This brings the total common stock repurchased by the Company under this stock repurchase program to $100.0 million, or 3.2 million shares, at an average price of $31.16 per share for the first 39 weeks of 2001. On October 16, 2001, the Company’s Board of Directors authorized an additional $50.0 million of common stock to be repurchased, from time to time, over a two year period. The Company’s majority shareholder, AEON (U.S.A.), Inc., will not participate in this repurchase program.

     Capital expenditures, net of disposals, for the first 39 weeks of fiscal 2001 were $79.9 million compared to $51.8 million in fiscal 2000. The Company used approximately $57.4 million and $29.4 million in the first 39 weeks of fiscal 2001 and 2000, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $9 to $10 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company’s computer information systems and to continue expansions of the Company’s Hingham and Lakeville facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2001.

     The Company’s primary ongoing cash requirements through the end of fiscal 2001 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet its currently expected cash requirements for the foreseeable future.*

     The payment of dividends and the amount of any dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On November 8, 2001, the Company’s Board of Directors approved a quarterly dividend of $0.08 per share payable on December 17, 2001 to shareholders of record as of December 3, 2001.

The foregoing contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements were made a number of times and may be identified by an “asterisk” (“*”) or such forward-looking terminology as “expect,” “look,” “believe,” “may,” “will,” “intend,” “plan,” “target,” “goal” and similar statements or variations of such terms. Such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its e-commerce site, store traffic, acceptance of Talbots new seasonal fashions, appropriate balance of merchandise offerings, and timing and levels of markdowns, and retail economic conditions including the impact on consumer spending and consumer confidence from acts of terrorism and a slowing economy, and in each case, actual results may differ materially from such forward-looking statements. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART II — OTHER INFORMATION

   ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	11.1	The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 7 of this Form 10-Q.

(b)	REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on September 6, 2001 pursuant to which various agreements and documents were filed by the Company, as identified therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: December 17, 2001	By:	/s/ Edward L. Larsen Edward L. Larsen Duly authorized officer and Senior Vice President of Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)