Form 10-K
period 2002-02-15
TALBOTS INC
filed 2002-04-22
CIK 912263

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 2, 2002	Commission File Number 1-12552

THE TALBOTS, INC.

One Talbots Drive

Hingham, MA 02043
(781) 749-7600

Incorporated in Delaware	I.R.S. No. 41-1111318

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

      The Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to the filing requirements for the past 90 days.

      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the registrant’s common stock held by non-affiliates (for this purpose, deemed to refer to all persons and entities other than executive officers, directors and 10% or more shareholders) based on the closing sale price on the New York Stock Exchange composite tape on April 1, 2002 was approximately $856 million.

      Number of shares outstanding of the registrant’s common stock as of April 1, 2002: 60,019,836.

Documents Incorporated by Reference:

      Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

THE TALBOTS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended February 2, 2002

      This report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by an “asterisk” (“*”) or such forward-looking terminology as “expect,” “look,” “believe,” “may,” “will,” “intend,” “plan,” “target,” “goal” and similar statements or variations of such terms. Such forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties including levels of sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of our e-commerce site, store traffic, acceptance of Talbots new seasonal fashions, appropriate balance of merchandise offerings, and our ability to sell our merchandise at regular price as well as our ability to successfully execute our four major sale events each year including the timing and levels of markdowns, and retail economic conditions including the impact on consumer spending and consumer confidence from acts of terrorism, a slowing economy and a highly promotional retail environment, and in each case, actual results may differ materially from such forward-looking statements. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

Item 1.     Business.

General

      The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Talbots” or the “Company”), is a leading national specialty retailer and cataloger of women’s and children’s classic apparel, accessories and shoes. Over the past ten years, the Company has implemented an aggressive store expansion program, with the number of stores increasing from 240 at the end of 1991 to 800 at the end of 2001. During 2001, Talbots issued 30 separate catalogs with a combined circulation of approximately 57 million. In November 1999, the Company began offering its merchandise on the Internet at www.talbots.com. Sales through the Company’s website are reported with catalog sales. Total Company net sales were approximately $1,612.5 million in 2001, of which retail store sales were approximately $1,346.0 million and catalog sales were approximately $266.5 million.

      Talbots complies with the National Retail Federation’s fiscal calendar. Where a reference is made to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. For example, “2001” refers to the 52-week fiscal year ended February 2, 2002, “2000” refers to the 53-week fiscal year ended February 3, 2001 and “1999” refers to the 52-week fiscal year ended January 29, 2000. Since Talbots fiscal 2001 was a 52-week year and fiscal 2000 was a 53-week year, comparable store sales are reported in this Annual Report on a 52-week basis.

      Talbots offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own branded merchandise in misses, petites and woman’s sizes. Talbots Kids & Babies offers an assortment of high quality classic clothing and accessories for infants, toddlers, boys and girls. Talbots merchandising strategy focuses on achieving a “classic look” that emphasizes timeless styles. Talbots stores, catalogs and Internet website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric and fit of Talbots merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its customers are college-educated and employed, primarily in professional and managerial occupations, and are attracted to Talbots by its focused merchandising strategy, personalized customer service and continual flow of high quality, reasonably priced classic merchandise.

      Talbots has established a market niche as a brand in women’s and children’s classic apparel, accessories and shoes. In 2001, over 99% of the Company’s merchandise consisted of styles that were sold exclusively under the Talbots label. Most of this merchandise is manufactured to the specifications of the Company’s technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors.

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

      The first Talbots store was opened in 1947 in Hingham, Massachusetts, by Rudolph and Nancy Talbot. The first Talbots catalog was issued the following year with a circulation of approximately 3,000. Additional stores were opened beginning in 1955, and there was a total of five Talbots stores by 1973, at which time the Company was acquired by General Mills, Inc. Talbots continued to expand and grew to 126 stores by June 1988. In June 1988, AEON (U.S.A.), Inc. (“AEON U.S.A.”), formerly Jusco (U.S.A.), Inc., acquired Talbots (the “Acquisition”). AEON U.S.A. is a wholly owned subsidiary of AEON Co., Ltd. (“AEON”), formerly Jusco Co., Ltd., a Japanese retail conglomerate. On November 18, 1993, the Company effected an initial public offering of its common stock (the “Offering”), issuing approximately 25.2 million shares of common stock. Subsequent to the Offering, AEON U.S.A. remains the Company’s majority shareholder, and at February 2, 2002 owned approximately 57.6% of the outstanding common stock of the Company.

      The Company has grown significantly since the Acquisition by adding stores and developing new complementary business concepts that capitalize on the strength of the Talbots name and its loyal customer base. By February 2, 2002, the number of stores increased to 800 and were located in 46 states, the District of Columbia, Canada and the United Kingdom. This number includes 440 Talbots Misses stores (including 19 Misses stores in Canada and five Misses stores in the United Kingdom), 204 Talbots Petites stores (including one Petites store in Canada), 39 Talbots Accessories & Shoes stores, 59 Talbots Kids stores (55 of which include a Talbots Babies assortment), 35 Talbots Woman stores and 23 Talbots Outlet stores (including one Outlet store in Canada and one Outlet store in the United Kingdom).

      Talbots catalog business also has undergone changes. The circulation of catalogs has been reduced by 9% from 62.6 million catalogs in 1991 to 57.0 million catalogs in 2001. This circulation reduction has been an integral part of a strategy to better focus the distribution of catalogs to proven customers.

      In November 1999, Talbots went live with its website, www.talbots.com. This new distribution channel is a natural extension of the Company’s existing store and catalog channels. The same broad assortment of Talbots existing store and catalog classic merchandise is available on-line with one-stop shopping for Misses, Petites, Woman, Accessories & Shoes and Kids apparel. The Company’s existing catalog fulfillment and customer service infrastructure manages orders taken over the Internet and complements this new channel of distribution. In fiscal 2001, approximately 17% of total catalog sales were attributed to the website.

      Information concerning the Company’s retail store business and the Company’s catalog and Internet business and certain geographic information is incorporated by reference to note 11 of the Company’s consolidated financial statements incorporated in this Form 10-K.

Strategy

      The key elements of the Company’s strategy are to: (1) maintain its strong competitive position in the classic niche by providing consistently classic women’s and children’s apparel, accessories and shoes, (2) continue to operate as a predominantly branded merchandise retailer, (3) maintain its posture as a limited promotion retailer, (4) continue to capitalize on its complementary store, catalog and Internet operations, (5) continue to provide superior customer service and (6) offer a broad mix of store location types.

      Market Niche in Classic Apparel. Talbots offers a distinctive collection of sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of the Company’s own branded merchandise in misses, petites and woman’s sizes. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. An important aspect of the Company’s marketing strategy is wardrobing the customer from “head-to-toe.” The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, accessories and shoes will be affected by sudden changes in fashion trends.

      Talbots Brand. The clothing assortment under the Talbots brand exceeded 99% in 2001. Sales of branded merchandise generally provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establish Talbots identity as a brand of women’s classic apparel.

      The Company believes that the quality and value of its classic merchandise are key competitive factors. Talbots merchandise is manufactured to the specifications of the Company’s technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors. The Company continually monitors the production of its domestic and overseas manufacturers to ensure that all apparel is of consistent fit and high quality.

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

      Complementary Store, Catalog and E-Commerce Operations. The Company’s strategy is to operate its stores, catalogs and website as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs or on-line. The Company believes that the synergy across these distribution channels offers an important convenience to its customers, provides a competitive advantage to the Company and is an important element in identifying new store sites.

      Talbots catalogs and website provide customers with a broader selection of merchandise, sizes and colors than its stores. In each of its United States stores, Talbots offers a “Red Line” phone which connects the store customer directly to a catalog telemarketing sales associate. This service can be used by store customers to order a particular size or color of an item that is a catalog-only item or that is sold out in the store. A reduced shipping and handling charge is provided to customers who use the “Red Line” phone service. In addition to providing customers the convenience of ordering Talbots merchandise, the Company generally uses its catalogs and website to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. Merchandise can be easily returned or exchanged at any Talbots store or returned to the Company by mail.

      The Company believes that its catalog operation provides Talbots with a competitive advantage. The customer database compiled through Talbots catalog operations provides important demographic information and serves as an integral part of the Company’s expansion strategy by helping to identify markets with the potential to support a new store. Although the addition of stores in areas where the catalog has been successful has resulted in slightly lower catalog sales in such areas, such lower catalog sales have been more than offset by the significantly higher sales generated in these areas by the opening of new stores.

      In conjunction with the Company’s well-established catalog operation, there is a strong infrastructure in place to support its website, www.talbots.com, including the existing distribution and fulfillment capabilities. As with catalog merchandise, items can be easily returned or exchanged at any Talbots store or returned to the Company by mail. The Company believes that this channel of business is a natural complement to the store and catalog operations, and has the potential to become a significant growth opportunity. For fiscal 2001, Internet sales accounted for approximately 17% of total catalog sales.

      Customer Service. The Company believes that it provides store, catalog and Internet customers an extraordinarily high level of customer service. The Company is committed to constantly improving customer service by enhancing its training programs to ensure that sales and customer service associates are knowledgeable about all Talbots merchandise, that they are up to date with fashion trends and are able to make appropriate wardrobing suggestions to customers.

      Broad Mix of Store Locations. The Company believes that providing a broad mix of store location types helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient and consistent with its image. As of February 2, 2002, the Company had 41% of its stores in malls, 36% in specialty centers, 14% in village locations, 7% as freestanding stores and 2% in urban locations.

Merchandising

      The Company’s merchandising strategy focuses on achieving a “classic look” which emphasizes timeless styles. Talbots offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting primarily of branded merchandise made exclusively for Talbots. Talbots stores, catalogs and e-commerce website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from “head-to-toe”. The consistency in color, fabric and fit of Talbots merchandise also allows a customer to create wardrobes across seasons and years.

      Branded Merchandise Design and Purchasing. Talbots merchandise is designed and produced through the coordinated efforts of the Company’s merchandising and manufacturing teams, which consist of the New York-based Talbots product development office, the Hingham-based technical testing and design staff, the buying staff, the production planning staff and a Hong Kong-based product sourcing office. Styles for Talbots merchandise are developed based upon prior years’ sales history and current fashion trends for each of the Company’s two main seasons, spring and fall.

      The New York-based Talbots product development office oversees the conceptualization of Talbots merchandise. This initial product determination concerns styling, color, and fabrication recommendations. The development process begins approximately nine months before the expected in-house delivery date of the merchandise.

      In conjunction with the merchandise developed by the product development team and quantified by the buying organization, the Company’s Hingham-based technical design testing and performance testing staff works to determine the technical specifications of virtually all of its branded merchandise. In addition to preparing the initial specifications, this group also reviews the first fit sample together with the product development team, ensuring that the creative intent is preserved. Subsequent fit samples are evaluated on fit and quality characteristics, ensuring that specifications and quality standards are met.

      The Company’s Hingham-based buying staff is responsible for the quantification of specific merchandise and departmental needs and plans. These plans are used to place specific item orders on styles developed in conjunction with the product development office and with the various merchandise vendors.

      Sourcing. In 2001, Talbots purchased approximately 67% of its merchandise directly from offshore vendors, and the remaining 33% through domestic-based vendors. During the year, the Company’s Hong Kong office accounted for approximately 44% of Talbots total direct offshore sourcing, with the remaining 56% being handled through various agents. Approximately 29% of Talbots merchandise is currently sourced through Hong Kong.

      In order to diversify the Company’s Far East sourcing operations, additional exclusive overseas sourcing offices have been established in Jakarta, Indonesia, in Bangkok, Thailand and in Singapore. Under the terms of an agreement between the Company and Eralda Industries (“Eralda”), a long-time supplier of the Company, Eralda serves as the Company’s exclusive agent and has established these offices to serve the Company in this capacity.

      In addition to the Company’s office in Hong Kong, which deals with local manufacturers, and the sourcing arrangement with Eralda, Talbots utilizes agents in Japan, Korea, Italy, Portugal and Spain plus domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to ensure that no one company or country is responsible for a disproportionate amount of Talbots merchandise. Directly sourced merchandise is currently manufactured to the Company’s specifications by independent foreign factories located primarily in Hong Kong, China and Thailand, in Asia, and primarily Italy, in Europe.

      The Company’s domestic vendors include those who either manufacture their own merchandise or supply merchandise manufactured by others, as well as vendors that are both manufacturers and suppliers. In 2001, no single supplier accounted for more than 5% of the total merchandise purchased by Talbots. Most of Talbots Hong Kong and other foreign vendors manufacture their own merchandise. The Company believes that, consistent with the retail apparel industry as a whole, many of its domestic suppliers import a portion of their merchandise from abroad.

      The Company typically transacts business on an order-by-order basis; however, fabric projections are placed to better address fulfillment and replenishment objectives. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company believes that it has good relationships with its vendors and that, as the number of Talbots stores increases, there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. The Company does business with most of its vendors in United States currency and has not experienced any material difficulties as a result of any foreign political, economic or social instability.

Expansion

      An important aspect of the Company’s business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. The Company has grown significantly over the past ten years, with the number of stores increasing from 240 at the end of 1991 to 800 at the end of 2001. During that time, store net sales increased from approximately $387.4 million in 1991 to approximately $1,346.0 million in 2001. During fiscal 2001 Talbots opened 82 new stores.

      In addition to expanding its core Misses business, the Company has introduced complementary new business concepts, Talbots Petites, Talbots Kids & Babies, Talbots Accessories & Shoes, Talbots Woman, Talbots Woman Petites, Talbots Bath & Body and Talbots Collection.

      In 1984, Talbots began offering merchandise in petites sizes in its catalogs, and in 1985, the Company opened its first Talbots Petites store. During 1989, Talbots stores began to carry a selection of Talbots Petites merchandise, and the Company opened three additional Talbots Petites stores in 1990 as the beginning of its strategy to expand the Talbots Petites business. At February 2, 2002, 204 Talbots Petites stores were open, and virtually every item of women’s apparel in the catalog is offered in both misses and petites sizes.

      In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment for infants and toddlers, Talbots Babies. By the end of 2001, 59 Talbots Kids stores were open, 55 of which included a Babies assortment. Also in 2001, five separate Talbots Kids catalogs were circulated nationally. The Company will continue to position Talbots Kids & Babies as a brand that offers a complete assortment of high quality classic children’s clothing and accessories.

      During 1994, Talbots introduced Talbots Accessories & Shoes in two catalogs devoted to this category. The Company opened five Talbots Accessories & Shoes stores in September 1995 and operated 39 stores at the end of 2001. A limited collection of this merchandise is offered in each Misses catalog, in selected stores and, in 2001, in two separate catalogs.

      In September 1998, the Company introduced two new concepts, Talbots Woman and Talbots Collection. Talbots Woman was developed for customers wearing sizes 12W to 24W who seek the same classic styling, high quality and fit as the Company’s misses and petites customers. It was introduced as a department in seven existing Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs. In 2001, the Company opened 21 new Talbots Woman stores and circulated four separate catalogs devoted exclusively to Talbots Woman fashions. At February 2, 2002, 35 Woman stores were open and an assortment of Talbots Woman apparel was offered in nine additional Talbots stores. In October 2001, the Company expanded the concept with the introduction of Talbots Woman Petites, which focuses on fuller-figured women 5’4” and under. It was initially rolled out as a department in 15 Woman stores and will be incorporated into virtually all existing and future Talbots Woman stores.*

      Talbots Collection is a test concept that was developed for those customers seeking an upper-tier, well-defined selection of apparel featuring more luxurious fabrics, and sophisticated styling. It is presented as a separate department in 80 existing Talbots Misses stores. The Company continues to use this concept to test new fabrics and fashion trends and intends to expand it further in fiscal 2002 by including it in selected catalogs.*

      In September 2001, the Company introduced Talbots Bath & Body in 35 stores, on the Internet and in the Company’s Holiday Gift Book catalog. This line of products includes shower gels, body lotions, body splashes, soaps and candles made from natural ingredients and presented in upscale and attractive packaging. The Company is continuing to test and refine this new product line.*

      During 2001, the Company continued to develop its Talbots Mens concept with an expected introduction in the late fall of fiscal 2002 as a catalog insert and anticipates the first store opening in fiscal 2003. The merchandise is expected to include upscale, refined classic sportswear with an emphasis on detail and quality, consistent with the Company’s other concepts.*

      The Company currently anticipates opening approximately 85 new stores (including Misses, Petites, Accessories & Shoes, Kids and Woman stores) in fiscal 2002. The Company’s ability to continue to expand its store base will be dependent upon a number of factors, including its overall sales performance, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the ability to negotiate acceptable lease terms for new locations. The Company also considers opening such stores in established Talbots markets where a Misses store is not located, thereby broadening the growth potential for each concept.*

Stores

      Misses stores generally range in size from 3,700 to 6,500 gross square feet, with a typical store averaging approximately 4,900 gross square feet. Talbots Petites, Woman and Kids & Babies stores generally measure 2,500, 3,200 and 3,400 gross square feet, respectively. Talbots Accessories & Shoes stores generally measure 1,800 gross square feet. Approximately 75% to 80% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

      In certain markets, the Company has created Talbots “superstores” by placing two or more other Talbots concepts in close proximity to a Misses store. Together, these stores feature at least three of Talbots business concepts — Misses, Petites, Kids & Babies, Woman and/or Accessories & Shoes — in order to create a one-stop shopping environment. At February 2, 2002, the Company operated 72 superstores. Additionally Talbots “flagship” stores are Misses stores which are utilized to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Washington D.C., Chicago, San Francisco, London and Toronto, and generally are larger than the average Misses store.

      The Company utilizes Talbots Outlet stores that are separate from its retail stores, to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores primarily for the sale of past season and “as is” merchandise. Generally, merchandise in Talbots Outlet stores is sold at significant markdowns from original retail prices; however, a limited selection of “core basics” merchandise such as t-shirts, turtlenecks and denim is offered at full price. At February 2, 2002, the Company operated 23 Talbots Outlet stores.

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

Talbots Catalog and E-Commerce

      Since 1948, the Company has used its catalog to offer customers convenience in ordering Talbots merchandise. In 2001, the Company distributed 30 separate catalogs with a combined circulation of approximately 57 million, including catalogs sent to stores for display and general distribution. During 2001, the catalog sales segment represented approximately 16.5% of total Company sales. Catalog circulation has included: base catalogs offering the broadest assortment of Talbots merchandise; specialty catalogs such as the Classics That Work series featuring career clothing; Talbots Kids & Babies catalogs; Talbots Accessories & Shoes catalogs; Talbots Woman catalogs; and sale catalogs. In addition to providing customers convenience in ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic.

      The Company utilizes computer applications, which employ mathematical models to improve the efficiency of its catalog mailings through refinement of its customer list. A principal factor in improving customer response has been the Company’s development of its own list of active customers. The Company routinely updates and refines this list prior to individual catalog mailings by monitoring customer interest. This includes the frequency and dollar amount of purchases as well as the date of last purchase. The Company complies with the Direct Marketing Association’s policy recommendations insuring that customer privacy is not compromised.

      The Company attempts to make catalog shopping as convenient as possible. It maintains a toll-free number, accessible 24 hours a day, seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. It maintains telemarketing centers in Knoxville, Tennessee and Hingham, Massachusetts, which linked by computer and telephone, are designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable sales associates located at the telemarketing centers who utilize on-line computer terminals to enter customer orders and to retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In both the Hingham and Knoxville telemarketing centers, sales associates are able to refer to current catalog items in a sample store, thereby allowing them to view merchandise as they assist customers.

      The Company employs advanced technology to process orders. Sales associates enter orders on-line into a computerized inventory control system, which systematically updates Talbots customer list and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information is available to the Company’s Hingham-based buying staff the next day. The Company has achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the following day.

      Included in catalog sales is Talbots e-commerce website. Sales orders from the website are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the website will provide examples of alternative merchandise if items are unavailable. Additionally, an “on-line chat” feature allows customers to communicate with customer service representatives through the website. As with the catalog, customer on-line purchases can be returned by mail or at any Talbots retail store.

Customer Credit

      Customers may elect to pay for their purchases using a proprietary Talbots charge card which is managed through Talbots Classics National Bank, a wholly owned limited-purpose bank, and Talbots Classics Finance Company, a wholly owned subsidiary. The Company believes that the Talbots charge card enhances customer loyalty, produces finance revenue and decreases third-party bankcard fees. During fiscal 2001, Talbots charge purchases accounted for approximately 36% of total Company sales and at February 2, 2002, outstanding balances on the Talbots charge totaled $172.2 million, net of an allowance for doubtful accounts of $2.3 million.

      In 1997, the Company began testing in six states a customer loyalty program which rewards customers with a $25 appreciation award for every $500 in merchandise purchases on their Talbots charge card. The award can be redeemed against future charge card purchases. The award expires one year from the date of issuance. The testing found that the program not only increased customer usage of the Talbots charge (versus another method of payment), but in the test states, overall sales levels increased at a faster rate than other non-test states. In January 2001, the program was rolled out nationally.

Inventory Control and Merchandise Distribution

      The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed, through its catalog and store distribution center in Lakeville, Massachusetts. Merchandise received at the distribution center is promptly inspected, assigned to individual stores, packed for delivery and shipped to the stores. Talbots ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. The Company believes that its strong store, catalog and e-commerce synergy, coupled with its central distribution system, allows it to move merchandise between the distribution channels to take better advantage of sales trends.

      In 1995, the Company completed an expansion of its distribution center in Lakeville, Massachusetts, by adding an additional 124,260 square feet to support its expansion plans. Additional mezzanine level space was added in 1996 and 1997 to further support the Company’s growth. In 2001, a 125,000 square foot expansion was completed. The Company spent approximately $3.6 million in 2001 on this expansion.

Management Information Systems

      Talbots management information systems and electronic data processing systems are located at the Company’s Systems Center in Tampa, Florida. These systems consist of a full range of retail, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, merchandise reporting and distribution. The Company protects company-sensitive information on its servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection. The e-commerce website makes use of encryption technology to protect sensitive customer information.

      All Talbots stores have point-of-sale terminals that transmit information daily on sales by item, color and size. Talbots stores are equipped with bar code scanning programs for the recording of sales, returns, inventories, price changes, receipts and transfers. The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

      Also, sales associates can locate, at any Talbots location, merchandise no longer available in their store with a single phone call, 24 hours a day, seven days a week (except Christmas Day).

Seasonality

      The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, catalog sales are stronger in the first quarter while retail store sales are slightly stronger in the second quarter. Within the fall season, catalog sales and retail store sales are the strongest in the fourth quarter.

Competition

      The women’s retail apparel industry is highly competitive. The Company believes that the principal basis upon which it competes are quality, value and service in offering classic apparel to build “head-to-toe” wardrobes through stores, catalogs and its website.

      Talbots mainly competes with certain departments within national specialty department stores such as Lord & Taylor, Saks Fifth Avenue and Nordstrom as well as strong regional department store chains such as Macy’s and Dillard’s. The Company believes that it competes with these department stores by offering a focused merchandise selection, personalized service and convenience. Talbots also competes with other specialty apparel retailers and catalog companies, however, the Company believes that its focused merchandise selection in classic apparel, consistent branded merchandise, superior customer service, store site selection resulting from the synergy between its stores and catalog operations, and the availability of its merchandise in misses, petites and woman sizes, distinguish it from other specialty apparel retailers.

Employees

      At February 2, 2002, Talbots had approximately 10,400 employees, of whom approximately 3,000 were full-time salaried employees, approximately 1,400 were full-time hourly employees and approximately 6,000 were part-time hourly employees. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

      The following table sets forth certain information regarding the executive officers of the Company as of April 1, 2002:

Name	Age	Position

Arnold B. Zetcher	61	Chairman of the Board, President and Chief Executive Officer
H. James Metscher	45	Executive Vice President, Chief Merchandising Officer
Harold B. Bosworth	53	Senior Vice President, General Manager, Talbots Kids and Mens
Paul V. Kastner	50	Senior Vice President, International and Strategic Planning, Assistant Treasurer and Assistant Secretary
Edward L. Larsen	57	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Michele M. Mandell	54	Senior Vice President, Stores
Andrea M. McKenna	45	Senior Vice President, Marketing and Catalog Development
Richard T. O’Connell, Jr.	51	Senior Vice President, Legal and Real Estate, and Secretary
Bruce L. Prescott	46	Senior Vice President, Direct Marketing
Charles R. Richardson	43	Senior Vice President, Information Services
Bruce C. Soderholm	59	Senior Vice President, Operations
Stuart M. Stolper	62	Senior Vice President, Human Resources and Assistant Secretary

      Mr. Zetcher joined Talbots as President in 1987. He has been President and Chief Executive Officer and a member of the Board of Directors since 1988 and assumed the additional position of Chairman of the Board in 2000. Mr. Zetcher was Chairman and Chief Executive Officer of John Breuner Company, a home furnishings division of BATUS, and prior to that, Chairman and Chief Executive Officer of Kohl’s Food Stores, another BATUS division. Mr. Zetcher also served as Chairman and Chief Executive Officer of Bonwit Teller in New York and served in various capacities during his ten years with Federated Department Stores.

      Mr. Metscher joined Talbots as Executive Vice President and Chief Merchandising Officer in November 1998 and became a Director in 1999. Mr. Metscher was employed by Liz Claiborne, Inc. from 1993 to 1996, first as President of its First Issue Division and later as President of the Liz Claiborne Retail Division. From 1996 to 1998 he was President and Chief Executive Officer of The Custom Foot, a venture capital-backed specialty footwear company which was discontinued and liquidated. Mr. Metscher had also been employed by Talbots from 1984 to 1993, holding positions of increasing responsibility including Vice President, Merchandising and Vice President, Product Development.

      Mr. Bosworth joined the Company in 1997 as Senior Vice President and General Manager for Talbots Kids and assumed the additional position of General Manager for Talbots Mens in 2001. From 1988 to 1997, Mr. Bosworth served as Senior Vice President, Retail, of Ermengildo Zegna, and Senior Vice President and General Merchandise Manager at the I. Magnin/ Bullick’s Wilshire division of R.H. Macy, where he was responsible for numerous merchandising areas. He also served in various capacities at J.W. Robinson’s, a division of Associated Dry Goods; The Broadway, a division of Carter Hawley Hale; and Jordan Marsh, a division of Allied Stores from 1972 to 1988.

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

      Ms. Mandell has been Senior Vice President, Stores since 1992. She joined Talbots in 1983 as Store Manager, became District Manager in 1984 and served as Regional Director from 1985 until 1992. From 1971 to 1983 she held management and buying positions for Price’s of Oakland in Pittsburgh, Pennsylvania and A.E. Troutman Co. in Indiana, Pennsylvania.

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

      Mr. O’Connell joined Talbots in 1988 as Vice President, Legal and Real Estate and Secretary, and became Senior Vice President, Legal and Real Estate and Secretary in 1989. Prior to joining Talbots, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

      Mr. Prescott became Senior Vice President, Direct Marketing in 1998. He joined Talbots in 1987 as Manager, Direct Marketing Fulfillment. In 1988, he was promoted to the position of Director of Marketing Fulfillment and in 1991 became Director, Customer Service and Telemarketing. In 1994, he was promoted to the position of Vice President, Customer Service and Telemarketing. From 1976 to 1987, he was employed by Johnny Appleseed’s, serving as manager of catalog operations and supervising retail distribution and customer service.

      Mr. Richardson joined Talbots in 1998 as Senior Vice President, Information Services. From 1997 to 1998, Mr. Richardson was Senior Vice President and Chief Information Officer for Best Buy Company, Inc. From 1996 to 1997, Mr. Richardson was a Product Manager for Computer Associates International, Inc. From 1992 to 1996, he was Senior Vice President, Information Services for Ann Taylor, and spent 10 years with The Limited, Inc. in various positions at Abercrombie and Fitch, Limited Stores and Lane Bryant.

      Mr. Soderholm has been Senior Vice President, Operations since 1989. He joined Talbots in 1976 as Director of Operations and served as Vice President, Operations from 1980 to 1989.

      Mr. Stolper joined Talbots in 1989 as Vice President, Human Resources and assumed the position of Senior Vice President, Human Resources and Assistant Secretary later that year. From 1988 to 1989, he served as Vice President, Administration at AEON U.S.A. Prior to that time, he was Vice President, Human Resources of the Specialty Retailing Group at General Mills, Inc.

Item 2.     Properties.

      The table below presents certain information relating to the Company’s properties at February 2, 2002:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Company headquarters	Own (46 acres)
Lakeville, Massachusetts	943,000	Distribution center	Own (106 acres)
Tampa, Florida	38,437	Systems center	Lease
Knoxville, Tennessee	26,069	Telemarketing	Lease
New York, New York	28,837	Product development office	Lease
Hong Kong	10,455	Merchandising and sourcing	Lease
Lincoln, Rhode Island	4,470	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
London, U.K.	1,093	U.K. management office	Lease
Stores throughout the U.S., Canada and U.K.	800	Retail stores	Own and lease(a)

(a)	Talbots owns the property for six of its 800 stores.

      Except for retail store space, the Company believes that its operating facilities and sales offices are adequate and suitable for its current needs. To address expected future office and distribution space needs, in fiscal 1999, the Company completed a 75,000 square foot expansion of its Hingham, Massachusetts offices and in fiscal 2001 completed construction on 125,000 square foot additional space at its Lakeville, Massachusetts distribution facility. Talbots long-term expansion program, if successful, may require additional office and distribution space to service its operations in the future.

      At February 2, 2002, Talbots operated 800 stores; all but six were leased. The leases typically provide for an initial term between 10 and 15 years, with renewal options permitting the Company to extend the term between five and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of leases, Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. The Company has many lease arrangements that provide for an increase in annual fixed rental payments during the lease term.

      At February 2, 2002, the current terms of Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases(a)

2002–2003	163
2004–2006	179
2007–2009	171
2010 and later	194

(a)	Certain leases have more than one store included within the leased premises.

Item 3.     Legal Proceedings.

      Talbots is a party to certain legal actions arising in the normal course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of Talbots.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

      The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB”. Information regarding the high and low sales prices per share of common stock in fiscal 2001 and 2000 is included in note 15 “Quarterly Results” to the Company’s consolidated financial statements.

      The payment of dividends and the amount thereof is determined by the Board of Directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered. Information regarding the Company’s payment of dividends for fiscal 2001 and 2000 is included in note 15 “Quarterly Results” to the Company’s consolidated financial statements.

      The number of holders of record of common stock at April 1, 2002 was 430.

Item 6.     Selected Financial Data.

      The following selected financial data have been derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included under Item 7 below and the financial statements and notes thereto, included in Item 14 below.

	Year Ended

	February 2,	February 3,	January 29,	January 30,	January 31,
	2002	2001	2000	1999	1998
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

	(in thousands, except per share data)
Statement of Earnings Information:
Net sales	$1,612,513	$1,594,996	$1,308,658	$1,157,737	$1,069,071
Net income	127,001	115,202	58,460	36,668	5,838
Net income per share
Basic	$2.07	$1.86	$0.94	$0.58	$0.09
Assuming dilution	$2.00	$1.80	$0.92	$0.57	$0.09
Weighted average number of shares of common stock outstanding
Basic	61,459	61,823	62,136	63,756	64,772
Assuming dilution	63,439	63,995	63,368	63,866	64,872
Cash dividends per share	$0.31	$0.27	$0.23	$0.22	$0.21

Balance Sheet Information:
Working capital	$302,477	$325,455	$236,691	$209,675	$154,002
Total assets	831,064	858,596	693,904	661,219	680,154
Total long-term debt, including current portion	100,000	100,000	100,000	100,000	50,000
Stockholders’ equity	567,876	550,771	431,332	402,073	396,466

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with these statements and the notes thereto.

Critical Accounting Policies

      The preparation of the Company’s financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to inventories, product returns, customer programs and incentives, bad debts and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Talbots believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      Reductions in gross margin and inventory are recorded for adjustments to inventory balances based on estimated future markdowns on current inventory using information related to inventory levels, historical markdown trends and forecasted future markdowns. If market conditions were to decline, Talbots may be required to mark down prices at a greater rate than estimated, possibly resulting in an incremental reduction in earnings at the time the markdowns are actually taken. Management believes that at year end fiscal 2001, this allowance is sufficient based on current inventory levels, historical markdown trends and reasonable markdown forecasts.

      Reductions in sales and margin are recorded for estimated merchandise returns based on return history, current sales levels and projected future return levels. Actual returns may vary and possibly have a negative impact on future sales and earnings as the actual returns are realized. Management believes that at year end fiscal 2001, its reserve is sufficient based on current sales, return trends and reasonable return forecasts.

      Talbots maintains a customer loyalty program in which customers receive “appreciation awards” based on reaching a purchase level on their Talbots charge account. Customers may redeem their appreciation awards against future merchandise purchases on the Talbots charge card. Appreciation awards expire one year from the date of issuance. Expense associated with the accrued award is recognized at the time of the initial customer purchase and is charged to selling, general and administrative expense based on purchase levels, actual awards issued and historic redemption rates. Actual award grants and redemptions may vary from estimates based on actual customer responsiveness to the program and could negatively impact earnings. Management believes at year end fiscal 2001, its current allowance is sufficient based on recent purchase levels and expected redemption levels.

      Talbots maintains allowances for doubtful accounts for estimated losses resulting from the inability of Talbots charge customers to make required payments. The collectibility of accounts receivable is evaluated based on a combination of factors including the level of accounts receivable balances, historic charge-off levels and projected future charge-off levels. Delinquent accounts are generally written off automatically after a period of delinquency. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Additionally, a reserve is maintained based on a percentage of the outstanding balance, historical charge-offs and estimated future charge-offs. If the credit worthiness of Talbots customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management believes that at year end fiscal 2001, the current allowance for doubtful accounts balance is sufficient in light of portfolio balance, historical charge-offs and reasonable charge-off forecasts.

      Talbots records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event it is determined that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if the Company determines that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management believes that no valuation allowance is currently needed based on assumptions regarding future taxable income.

Results of Operations

      The 2001 fiscal year had 52 weeks and ended February 2, 2002. The 2000 fiscal year had 53 weeks and ended on February 3, 2001. The 1999 fiscal year had 52 weeks and ended on January 29, 2000. When making comparable store sales comparisons between fiscal 2001 and fiscal 2000, the comparable 52-week period for fiscal 2000 excludes the first week. When making comparable store sales comparisons between fiscal 2000 and fiscal 1999, the comparable 52-week period for fiscal 2000 excludes the 53rd week.

      The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	60.0%	58.7%	63.8%
Selling, general and administrative expenses	27.0%	29.3%	28.4%
Operating income	13.0%	12.0%	7.8%
Interest expense, net	0.3%	0.3%	0.5%
Income before taxes	12.7%	11.7%	7.3%
Income taxes	4.8%	4.5%	2.8%
Net income	7.9%	7.2%	4.5%

Fiscal 2001 Compared to Fiscal 2000

      Net sales increased by $17.5 million to $1,612.5 million, or 1.1% from 2000. Operating income was $210.0 million in 2001 compared to $191.7 million in 2000, an increase of 9.5%.

      Retail store sales in 2001 increased by $20.0 million, to $1,346.0 million, or 1.5% over 2000. The increase in retail store sales was attributable to the 78 net new stores opened in 2001, the first full year of operation of the 49 net non-comparable stores that opened in 2000, offset by a decrease of $28.1 million, or 2.6%, in comparable store sales from the previous year as well as the additional 53rd week in 2000 which accounted for approximately $17.2 million in store sales compared to only 52 weeks in 2001. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites, Woman or Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared. The Company believes the decrease in comparable store sales can be attributed to a slowing economy and a difficult retail environment in fiscal 2001. The percentage of the Company’s net sales derived from its retail stores in 2001 increased to 83.5% compared to 83.1% in 2000 due to store sales increasing while catalog sales decreased.

      Catalog sales in 2001 decreased by $2.5 million to $266.5 million, or 0.9% from 2000. Included in catalog sales are sales generated from the Company’s website, www.talbots.com. Catalog productivity, as measured by both sales per catalog and sales per page distributed, was relatively flat in comparison to 2000. Sales per catalog distributed increased 0.7% from $4.24 in 2000 to $4.27 in 2001, while sales per page distributed declined 0.6% from $5.01 per hundred in 2000 to $4.98 per hundred in 2001. Total circulation was reduced, with approximately 57.0 million catalogs in 2001 from 58.2 million catalogs in 2000. Overall, the reduction in circulation is based on a continuing strategy to better focus the distribution of catalogs to proven customers. The Company expects this to continue in future years. During 2001, sales from the Company’s website accounted for approximately 17% of total catalog sales in 2001 compared to 10% in 2000.

      Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 60.0% in 2001 from 58.7% in 2000. The increase in cost of sales, buying and occupancy, as a percentage of net sales, is mainly due to negative comparable store sales being insufficient to provide leverage on occupancy costs. Additionally, merchandise margins declined as a percentage of sales during 2001. Although the Company saw favorable increases in markon throughout 2001, markdown selling late in the year more than offset this increase.

      Selling, general and administrative expenses decreased as a percentage of net sales to 27.0% in 2001 from 29.3% in 2000. In an effort to control expenses, the Company took advantage of opportunistic spending in 2000 that allowed it to reduce spending to more traditional levels on store maintenance, marketing and management information systems expenses in 2001. Additionally, the Company realized the benefit of increased Talbots proprietary charge card usage with increased finance charge revenue and reduced bankcard fees. This was largely offset by costs associated with the national rollout of its Classic Awards customer loyalty program.

      Interest expense, net, increased by $0.9 million to $5.2 million in 2001 compared to $4.3 million in 2000. Interest expense decreased to $6.1 million in 2001 from $7.7 million in 2000 primarily due to a decline in interest rates and was partially offset by an increase in average borrowing. The average interest rate, including interest on short-term and long-term bank borrowings, was 4.85% in 2001 compared to 7.46% in 2000. The average total debt, including short-term and long-term bank borrowings, was $125.7 million in 2001 compared to $103.4 million in 2000.

      The effective tax rate for the Company was 38.0% in 2001 compared to 38.5% in 2000. The Company recognized tax benefits in the fourth quarter of 2001 due to a restructuring of foreign operations which resulted in the Company’s utilization of net operating loss being more likely than not and due to a decrease in its overall effective state tax rate.

Fiscal 2000 Compared to Fiscal 1999

      Net sales increased by $286.3 million to $1,595.0 million, or 21.9% over 1999. Operating income was $191.7 million in 2000 compared to $101.6 million in 1999, an increase of 88.7%.

      Retail store sales in 2000 increased by $226.1 million to $1,326.0 million, or 20.6% over 1999. The increase in retail store sales was attributable to the 49 net new stores opened in 2000, the first full year of operation of the 35 non-comparable stores that opened in 1999, $17.2 million of sales during the 53rd week in 2000 and a $156.2 million, or 16.3%, increase in comparable store sales from the previous year. The Company believes the increase in comparable store sales can be attributed to improvements in its merchandise offerings which more accurately reflect the styling, fit and colors that appeal to its customer. The percentage of the Company’s net sales derived from its retail stores in 2000 decreased to 83.1% compared to 84.0% in 1999 due to the strength of catalog sales which increased at a higher rate than store sales.

      Catalog sales in 2000 increased by $60.2 million to $269.0 million, or 28.8% over 1999. Catalog productivity improved over 1999. Sales per catalog distributed increased 25.8% from $3.37 in 1999 to $4.24 in 2000, on circulation of approximately 58.2 million catalogs in 2000 from 56.7 million catalogs in 1999. Sales per page distributed improved 19.0% from $4.21 per hundred in 1999 to $5.01 per hundred in 2000. Additionally, the Company’s website, which was launched in November 1999, had a full year of sales in 2000, accounting for approximately 10% of total catalog sales. The percentage of the Company’s net sales derived from its catalog in 2000 increased to 16.9% compared to 16.0% in 1999.

      The Company believes that the increase in catalog sales was due to strong customer demand and appeal for the Company’s merchandise, continuous strong full-price selling across all major catalogs and sales through the Company’s website. The Company attributes the improvement in catalog productivity to effective customer targeting as shown by a 24.4% increase in response rate per book and a 27.5% increase in catalog orders for 2000 over 1999.

      Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 58.7% in 2000 from 63.8% in 1999 due to continuous margin improvements throughout the year, as well as continued leverage improvements in store occupancy expenses.

      Selling, general and administrative expenses increased as a percentage of net sales to 29.3% in 2000 from 28.4% in 1999. The increase in selling, general and administrative expenses as a percentage of net sales was mainly due to incremental investment in marketing programs, accelerated spending on store maintenance expenses and costs associated with the national rollout of the Company’s customer loyalty program (Classic Awards) in January 2001.

      Interest expense, net, decreased by $2.2 million to $4.3 million in 2000 compared to 1999. Interest expense increased to $7.7 million in 2000 from $7.4 million in 1999 primarily due to an increase in borrowing rates. The average interest rate, including interest on short-term and long-term bank borrowings, was 7.46% in 2000 compared to 6.28% in 1999. Partially offsetting the increase in rates was a reduction in average debt levels. The average total debt, including short-term and long-term bank borrowings, was $103.4 million in 2000 compared to $117.9 million in 1999. Offsetting the increase in interest expense was a $2.5 million increase in interest income. Strong cash flows produced higher levels of cash and cash equivalents in fiscal 2000, which were invested in short-term investments.

      The effective tax rate for the Company was 38.5% in 2000.

Seasonality and Quarterly Fluctuations

      The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, catalog sales are stronger in the first quarter, while retail store sales are slightly stronger in the second quarter. Within the fall season, catalog sales and retail store sales are the strongest in the fourth quarter.

      The following table sets forth certain items in the Company’s unaudited quarterly consolidated statements of earnings as a percentage of net sales. The information as to any one quarter is not necessarily indicative of results for any future period.

	Fiscal Quarter Ended

	May 5,	August 4,	November 3,	February 2,
	2001	2001	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	54.4%	65.8%	55.8%	63.8%
Selling, general and administrative expenses	29.0%	26.3%	28.7%	24.1%
Operating income	16.6%	7.9%	15.5%	12.1%

	Fiscal Quarter Ended

	April 29,	July 29,	October 28,	February 3,
	2000	2000	2000	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	55.6%	65.4%	54.2%	59.7%
Selling, general and administrative expenses	29.4%	27.7%	31.3%	28.7%
Operating income	15.0%	6.8%	14.5%	11.6%

      The Company’s merchandising strategy focuses on liquidating seasonal inventory at the end of each selling season. Generally, the Company achieves this by conducting major sale events at the end of the second and fourth quarters. These events produce an increase in sales volume; however, since marking down the value of inventory increases expense, the Company’s cost of sales, buying and occupancy expenses as a percentage of net sales is increased. Merchandise inventories typically peak in the third quarter.

      The Company’s selling, general and administrative expenses are strongly affected by the seasonality of sales. The two key elements of this seasonality are (1) the catalog circulation strategy, which affects catalog sales volume and produces commensurately high catalog production costs and (2) the major semi-annual sale events in the second quarter and the fourth quarter, which require additional store payroll and selling supplies. Another factor is the store expansion program, which results in having more stores open in the fall than at the beginning of the year and, therefore, results in higher store payroll and operations-related expenses.

      The combined effect of the patterns of net sales, cost of sales, buying and occupancy expenses and selling, general and administrative expenses, described above, has produced higher operating income margins, as a percent of sales, in the first and third quarters.

Liquidity and Capital Resources

      The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At February 2, 2002 and February 3, 2001, the Company had no amounts outstanding under this facility. Additionally, the Company has a revolving credit facility with four banks totaling $100.0 million (the “Facility”). At February 2, 2002 and February 3, 2001, the Company’s outstanding borrowings under the Facility were $100.0 million. Notes under the Facility currently extend to various periods between April 2003 and January 2004, subject to annual extensions. Additionally, the Company has two letter-of-credit banking agreements totaling $200.0 million which it uses primarily for the purchase of merchandise inventories. At February 2, 2002 and February 3, 2001, the Company held $101.5 million and $96.4 million, respectively, in purchase commitments under the letter-of-credit agreements. The Company’s working capital needs are typically at their lowest during the spring season and peak during the fall selling season.

      During 2001, cash balances declined by $51.7 million compared to an increase in cash balances of $70.0 million during 2000. Strong cash balances at the end of fiscal 2000, coupled with strong cash flows from operations, allowed the Company to increase its investment in property and equipment and to take advantage of opportunities to purchase additional treasury shares.

      Cash provided by operating activities totaled $159.3 million in 2001 compared to $139.2 million in 2000. The increase in cash provided by operating activities over 2000 include an $11.8 million increase in net income in 2001. Other increases in operating cash flows was a decline in merchandise inventories in 2001 of $49.8 million, partially offset by a decline in accounts payable balances of $33.3 million and is a reflection of the Company’s efforts to tightly manage inventory levels in the last half of the year. Also offsetting the increase in cash provided by operations in 2001 was the increase in accounts receivables of $36.7 million due to initiatives taken by the Company to expand its credit card portfolio including the national rollout of its Classic Awards customer loyalty program.

      Cash provided by operating activities totaled $139.2 million in 2000. The increase in cash provided by operating activities from the prior year was primarily due to a $56.7 million increase in net income. Other increases in operating cash were from higher year-end balances in accounts payable, which were offset by increased year-end balances of merchandise inventory. This was the result of earlier receipts of spring merchandise in fiscal 2000 compared to fiscal 1999.

      Cash used in investing activities was $96.6 million in 2001 compared to $77.8 million in 2000 and consisted entirely of net additions of property, plant and equipment. Approximately $68.9 million and $45.1 million in 2001 and 2000, respectively, was used for leasehold improvements, furniture, fixtures and other related expenditures for opening new stores and expanding, renovating and relocating existing stores. Additionally, $13.0 million in 2001 and $21.0 million in 2000 was used for the expansion and renovation of the Company’s Hingham and Lakeville corporate facilities.

      Capital expenditures for fiscal 2002 are currently expected to be approximately $99.0 million. The Company currently plans to open at least 85 new stores during fiscal year 2002. Approximately $77.0 million is expected to be used for opening new stores and expanding, renovating and relocating existing stores. Approximately $12.0 million is expected to be used to enhance the Company’s computer information systems, and $6.8 million is expected to be used for the continued renovation of the Company’s Hingham, Lakeville and New York corporate facilities. The remaining amount will be used for other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded, renovated and relocated, and the schedule for such activity during 2002.*

      Cash used in financing activities totaled $114.2 million in 2001. During 2001, the Company paid cash dividends of $0.31 per share and repurchased 3,209,008 shares of the Company’s common stock under its repurchase program at an average price per share of $31.16. This completed a $100.0 million repurchase program that was approved in March 2001. On October 16, 2001, the Board of Directors approved a further stock repurchase program which allows the Company to purchase an additional $50.0 million in stock, from time to time, over the next two years. No purchases were made under this program during the year. The payment of cash dividends and the purchase of treasury stock in 2001 were funded through operating cash flows and available cash balances.

      Cash used in financing activities totaled $13.0 million in 2000. During fiscal year 2000, the Company paid cash dividends of $0.27 per share. Additionally, the Company repurchased 1,135,234 shares of the Company’s common stock under repurchase programs at an average price per share of $26.32. This completed a $20.0 million repurchase program that was approved in January 2000 and another $20.0 million repurchase program that was approved in May 2000. The payment of cash dividends and the purchase of treasury stock in 2000 were funded through operating cash flows and available cash balances.

      On October 10, 2000, the Company’s Board of Directors authorized a two-for-one stock split of its common stock. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock and each treasury share of common stock. The stock split was effective as of November 7, 2000 to shareholders of record on October 25, 2000. All historic share information contained in this report has been adjusted to reflect the impact of the stock split.

      In 2001 and 2000, cash from operating activities and funds available to the Company under its line-of-credit facility were sufficient to meet cash required for capital expenditures, dividends and the purchase of treasury stock. The Company’s usage of the line-of-credit facility peaked at $90.0 million and $25.0 million in 2001 and 2000, respectively. The Company’s primary ongoing cash requirements will be to fund new stores and the expansions, renovations and relocations of existing stores, expansion of the Company’s Hingham facility, to finance working capital build-ups during peak selling seasons, to pay cash dividends that may be declared from time to time and to repurchase the Company’s common stock.*

      For the current and next fiscal years, the Company believes its cash flows from operating activities and funds available to it under credit facilities will be sufficient to meet its capital expenditures and working capital requirements, including its debt service payments.*

Inflation and Changing Prices

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

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for the Company beginning in fiscal 2002. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets (including trademarks) from an amortization method to an impairment-only approach. Amortization of goodwill and certain other intangible assets with indefinite lives will cease upon adoption of this statement and the assets’ fair values will be periodically reviewed for impairment. The adoption of this standard is expected to have a positive impact on earnings as the Company ceases to amortize its intangibles in light of an impairment-only approach. In each of fiscal 2001 and 2000, the Company expensed $3.7 million for the amortization of goodwill and intangibles.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for the Company’s

2002 fiscal year. The Company does not expect the adoption of this statement to have a significant impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

      At February 2, 2002, the Company has $100.0 million of variable rate borrowings outstanding under its revolving credit agreements, which approximate fair market value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $121,000 negative impact on the Company’s earnings and cash flows.

      The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial. In addition, the Company operated 21 stores in Canada and six stores in the United Kingdom as of fiscal year end 2001. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 8.     Financial Statements and Supplementary Data.

      The report of independent auditors, the consolidated financial statements of Talbots, the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8 are set forth on F-3 to F-25 of this report. Specific financial statements and supplementary data can be found at the pages listed in the following index:

INDEX

Page

Report of Management Responsibility	F-2
Independent Auditors’ Report	F-3
Consolidated Statements of Earnings for the 52 Weeks Ended February 2, 2002, the 53 Weeks Ended February 3, 2001 and the 52 Weeks Ended January 29, 2000	F-4
Consolidated Balance Sheets at February 2, 2002 and February 3, 2001	F-5
Consolidated Statements of Cash Flows for the 52 Weeks Ended February 2, 2002, the 53 Weeks Ended February 3, 2001 and the 52 Weeks Ended January 29, 2000	F-6
Consolidated Statements of Stockholder’s Equity for the 52 Weeks Ended February 2, 2002, the 53 Weeks Ended February 3, 2001 and the 52 Weeks Ended January 29, 2000	F-7
Notes to Consolidated Financial Statements	F-8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      Information concerning Talbots directors under the caption “Election of Directors” in Talbots Proxy Statement for Talbots 2002 Annual Meeting of Shareholders, the information concerning Talbots executive officers set forth in Part I, Item 1 above under the caption “Executive Officers of the Company,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Talbots Proxy Statement for Talbots 2002 Annual Meeting of Shareholders, are incorporated herein by reference.

Item 11.     Executive Compensation.

      The information set forth under the caption “Executive Compensation”, the information concerning director compensation under the caption “Director Compensation; Attendance; Committees”, and the information under the caption “Compensation Committee Interlocks and Insider Participation” in Talbots Proxy Statement for Talbots 2002 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Executive Compensation Report on Compensation of Executive Officers” and “Executive Compensation — Performance Graph” is not incorporated in this Item 11.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information set forth under the caption “Beneficial Ownership of Common Stock” in Talbots Proxy Statement for Talbots 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

      The information set forth under the caption “Executive Compensation — Certain Transactions with Related Parties” in Talbots Proxy Statement for Talbots 2002 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1) Financial Statements: The following Independent Auditors’ Report and Consolidated Financial Statements of Talbots are included in this Report:

Consolidated Statements of Earnings for the 52 Weeks Ended February 2, 2002, the 53 Weeks Ended February 3, 2001 and the 52 Weeks Ended January 29, 2000

Consolidated Balance Sheets at February 2, 2002 and February 3, 2001

Consolidated Statements of Cash Flows for the 52 Weeks Ended February 2, 2002, the 53 Weeks Ended February 3, 2001 and the 52 Weeks Ended January 29, 2000

Consolidated Statements of Stockholders’ Equity for the 52 Weeks Ended February 2, 2002, the 53 Weeks Ended February 3, 2001 and the 52 Weeks Ended January 29, 2000

Notes to Consolidated Financial Statements

Independent Auditors’ Report

      (a)(2) Financial Statement Schedules:

      All other financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable, required or material.

      (a)(3) Exhibits:

      The following exhibits are filed herewith or incorporated by reference:

(3) Articles of Incorporation and By-laws.

3.1	Certificate of Incorporation, as amended, of Talbots.(1)(13)(18)
3.2	By-laws of Talbots.(1)

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Form of Common Stock Certificate of Talbots.(1)

(10) Material Contracts.

10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON U.S.A.(2)
10.2	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Dai-Ichi Kangyo Bank, Limited, as amended.(2)(4)(5)(6)(7)(11)(15)(19)
10.3	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi Trust Company, as amended.(2)(4)(5)(7)(10)(11)(15)(19)
10.4	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2)(4)(5)(6)(7)(12)(17)
10.5	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Sumitomo Mitsui Banking Corporation (formerly The Sakura Bank, Limited), as amended.(2)(4)(5)(6)(7)(8)(11)(15)(19)
10.6	Revolving Credit Agreement between Talbots and The Dai-Ichi Kangyo Bank, Limited, dated as of April 14, 1998, as amended.(6)(10)(12)(17)
10.7	Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998, as amended.(6)(7)(10)(12)(17)
10.8	Letter of Credit Agreement, dated as of August 10, 1993, between Talbots and Fleet National Bank.(1)
10.9	Letter Agreement, dated as of June 1, 1998, concerning credit facilities, between Talbots and Fleet National Bank.(7)(18)
10.10	Letter Agreement, dated August 11, 1998, concerning credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(7)(13)(18)
10.11	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd. (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)
10.12	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)
10.13	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON U.S.A.(2)
10.14	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)
10.15	Tax Allocation Agreement, dated as of November 18, 1993, between AEON U.S.A., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)
10.16	Services Agreement, dated as of October 29, 1989, between Talbots and AEON U.S.A.(3)
10.17	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(5)
10.18	Money Market Line Commercial Promissory Note, dated August 20, 1999, from Talbots to Fleet National Bank.(10)

10.19	The Talbots, Inc. Supplemental Retirement Plan, as amended.(1)(2)(16)*
10.20	The Talbots, Inc. Supplemental Savings Plan, as amended.(1)(2)(16)*
10.21	The Talbots, Inc. Deferred Compensation Plan, as amended.(1)(2)(16)*
10.22	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(7)(18)*
10.23	Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1, dated May 11, 1994.(1)(3)*
10.24	Change in Control Agreements between Talbots and certain officers of Talbots.(2)(3)*
10.25	Employment Agreement, dated as of November 23, 1998, between the Company and H. James Metscher.(7)*
10.26	Consulting and Advisory Services Contract between AEON U.S.A. and Talbots dated as of November 1, 1999.(9)
10.27	The Talbots, Inc. Restated Directors Stock Plan dated May 25, 2000.(13)*
10.28	Fifth Extension of Share Repurchase Program, dated as of June 1, 2000, between Talbots and AEON U.S.A.(14)
10.29	Sixth Extension of Share Repurchase Program, dated as of March 14, 2001, between Talbots and AEON U.S.A.(16)

*	Management contract and compensatory plan or arrangement.

(11) Statement re: Computation of Per Share Earnings.

11.1	Incorporated by reference to note 14, “Net Income Per Share”, of Talbots consolidated financial statements for the fiscal year ended February 2, 2002, included in this Report.

(21) Subsidiaries.

21.1	Incorporated by reference to note 2, “Summary of Significant Accounting Policies”, of Talbots consolidated financial statements for the fiscal year ended February 2, 2002, included in this report.

(23) Consents of Experts and Counsel.

23.1	Independent Auditors’ Consent of Deloitte & Touche LLP.

(1)	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

(2)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 1994.

(3)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995.

(4)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 21, 1995.

(5)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997.

(6)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 30, 1997.

(7)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999.

(8)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 26, 1999.

(9)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999.

(10)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999.

(11)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000.

(12)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 18, 2000.

(13)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 12, 2000.

(14)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 30, 2000.

(15)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 28, 2001.

(16)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 3, 2001.

(17)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 25, 2001.

(18)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001.

(19)	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 19, 2002.

      (b) Report on Form 8-K:

      The Company filed a Current Report on Form 8-K on February 19, 2002, pursuant to which various agreements and documents were filed by the Company, as identified therein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2002

THE TALBOTS, INC.

By:	/s/ EDWARD L. LARSEN

Edward L. Larsen
Senior Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 19, 2002.

/s/ ARNOLD B. ZETCHER Arnold B. Zetcher Chairman of the Board, President and Chief Executive Officer	/s/ H. JAMES METSCHER H. James Metscher Officer and Director

Toshiji Tokiwa Director	Motoya Okada Director

Peter B. Hamilton Director	/s/ SUSAN M. SWAIN Susan M. Swain Director

/s/ ELIZABETH T. KENNAN Elizabeth T. Kennan Director	/s/ ISAO TSURUTA Isao Tsuruta Director

Yoichi Kimura Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management Responsibility	F-2
Independent Auditors’ Report	F-3
Consolidated Statements of Earnings for the 52 Weeks Ended February 2, 2002, the 53 Weeks Ended February 3, 2001 and the 52 Weeks Ended January 29, 2000	F-4
Consolidated Balance Sheets at February 2, 2002 and February 3, 2001	F-5
Consolidated Statements of Cash Flows for the 52 Weeks Ended February 2, 2002, the 53 Weeks Ended February 3, 2001 and the 52 Weeks Ended January 29, 2000	F-6
Consolidated Statements of Stockholders’ Equity for the 52 Weeks Ended February 2, 2002, the 53 Weeks Ended February 3, 2001 and the 52 Weeks Ended January 29, 2000	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF MANAGEMENT RESPONSIBILITY

      The management of The Talbots, Inc. is responsible for the fairness and accuracy of our financial reporting.

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, using management’s best estimates and informed judgments where necessary and appropriate. Management is responsible for the integrity of the information and the representations contained in our Annual Report.

      We have established a system of internal accounting controls that provides reasonable assurance that, in all material respects, assets are adequately safeguarded and accounted for in accordance with management’s authorization and transactions are properly and accurately recorded. Our internal controls provide for appropriate separation of duties and responsibilities, and there are documented policies regarding the use of Company assets and proper financial reporting. These policies demand high ethical conduct from all employees. We also maintain an internal audit program that independently evaluates and reports on the adequacy and effectiveness of our internal controls.

      The Audit Committee of the Board of Directors, consisting of outside, independent Directors, meets periodically to assess that our management, internal auditors and independent auditors are properly fulfilling their duties regarding internal control and financial reporting. Our independent auditors, internal auditors and financial managers have full and free access to the Audit Committee at any time.

      Deloitte & Touche LLP, independent certified public accountants, are retained to perform audits of our consolidated financial statements.

Arnold B. Zetcher Chairman of the Board of Directors, President and Chief Executive Officer	Edward L. Larsen Senior Vice President, Finance, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of The Talbots, Inc.:

      We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and its subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and its subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

March 12, 2002
Boston, Massachusetts

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Dollar amounts in thousands except per share data

	Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$1,612,513	$1,594,996	$1,308,658
Costs and expenses —
Cost of sales, buying and occupancy	967,163	936,009	835,026
Selling, general and administrative	435,334	467,324	372,064

Operating Income	210,016	191,663	101,568
Interest —
Interest expense	6,102	7,706	7,403
Interest income	927	3,364	892

Interest Expense — net	5,175	4,342	6,511

Income before taxes	204,841	187,321	95,057
Income taxes	77,840	72,119	36,597

Net Income	$127,001	$115,202	$58,460

Net Income Per Share —
Basic	$2.07	$1.86	$0.94

Assuming Dilution	$2.00	$1.80	$0.92

Weighted Average Number of Shares of Common Stock Outstanding (in thousands) —
Basic	61,459	61,823	62,136

Assuming Dilution	63,439	63,995	63,368

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except share data

	February 2,	February 3,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$18,306	$69,986
Customer accounts receivable — net	172,183	135,528
Merchandise inventories	183,803	233,948
Deferred catalog costs	8,341	9,236
Due from affiliates	9,618	8,878
Deferred income taxes — net	11,429	13,749
Prepaid and other current assets	29,089	28,837

Total Current Assets	432,769	500,162
Property and equipment — net	277,576	234,802
Goodwill — net	35,513	36,857
Trademarks — net	75,884	78,268
Deferred income taxes	388	2,264
Other assets	8,934	6,243

Total Assets	$831,064	$858,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,645	$82,676
Accrued liabilities	80,647	92,031

Total Current Liabilities	130,292	174,707
Long-term debt	100,000	100,000
Deferred rent under lease commitments	19,542	19,785
Other liabilities	13,354	13,333
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 74,935,856 shares and 74,396,884 shares issued, respectively, and 60,382,406 shares and 63,106,806 shares outstanding, respectively	749	744
Additional paid-in capital	378,955	366,290
Retained earnings	472,594	364,800
Accumulated other comprehensive income (loss)	(5,508)	(3,658)
Restricted stock awards	(697)	(1,372)
Treasury stock, at cost	(278,217)	(176,033)

Total Stockholders’ Equity	567,876	550,771

Total Liabilities and Stockholders’ Equity	$831,064	$858,596

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000
	(52 weeks)	(53 weeks)	(52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,001	$115,202	$58,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,461	45,830	43,377
Deferred rent	(218)	1,170	2,027
Net non-cash compensation activity	634	705	931
Loss on disposal of property and equipment	3,795	3,514	1,883
Deferred income taxes	4,170	(4,488)	627
Changes in other assets	(2,691)	(6,243)	—
Changes in other liabilities	21	2,498	2,683
Changes in current assets and liabilities:
Customer accounts receivable	(36,703)	(18,845)	(9,097)
Merchandise inventories	49,837	(50,615)	(10,421)
Deferred catalog costs	895	(876)	40
Due from affiliates	(740)	(433)	(1,792)
Tax benefit from options exercised	5,498	18,210	4,372
Prepaid and other current assets	(1,072)	(7,979)	10
Accounts payable	(33,330)	25,721	(11,481)
Accrued liabilities	(11,251)	15,803	10,142

Net cash provided by operating activities	159,307	139,174	91,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net of disposals	(96,550)	(77,756)	(55,171)

Net cash used in investing activities	(96,550)	(77,756)	(55,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	7,143	33,624	15,806
Cash dividends	(19,207)	(16,792)	(14,388)
Purchase of treasury stock	(102,113)	(29,880)	(36,316)

Net cash used in financing activities	(114,177)	(13,048)	(34,898)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(260)	(385)	114
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,680)	47,985	1,806
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	69,986	22,001	20,195

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,306	$69,986	$22,001

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in thousands except share data

					Accumulated
	Common Stock		Additional		Other	Restricted			Total
			Paid-in	Retained	Comprehensive	Stock	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Awards	Stock	Income	Equity

Balance at January 30, 1999	70,643,090	$706	$293,736	$222,318	$(2,431)	$(3,157)	$(109,099)		$402,073
Cash dividends paid	—	—	—	(14,388)	—	—	—		(14,388)
Amortization of restricted stock awards	—	—	—	—	—	700	—		700
Stock options exercised, including tax benefit	1,372,856	14	20,164	—	—	—	—		20,178
Purchase of 1,938,160 shares of common stock	—	—	—	—	—	—	(36,316)		(36,316)
Other equity transactions	—	—	478	—	—	317	(564)		231
Comprehensive income:
Net income	—	—	—	58,460	—	—	—	$58,460	58,460
Translation adjustment	—	—	—	—	394	—	—	394	394

Comprehensive income	—	—	—	—	—	—	—	58,854	—

Balance at January 29, 2000	72,015,946	720	314,378	266,390	(2,037)	(2,140)	(145,979)		431,332
Cash dividends paid	—	—	—	(16,792)	—	—	—		(16,792)
Amortization of restricted stock awards	—	—	—	—	—	594	—		594
Stock options exercised, including tax benefit	2,380,110	24	51,834	—	—	—	—		51,858
Purchase of 1,135,234 shares of common stock	—	—	—	—	—	—	(29,880)		(29,880)
Other equity transactions	828	—	78	—	—	174	(174)		78
Comprehensive income:
Net income	—	—	—	115,202	—	—	—	115,202	115,202
Translation adjustment	—	—	—	—	(1,621)	—	—	(1,621)	(1,621)

Comprehensive income	—	—	—	—	—	—	—	113,581	—

Balance at February 3, 2001	74,396,884	744	366,290	364,800	(3,658)	(1,372)	(176,033)		550,771
Cash dividends paid	—	—	—	(19,207)	—	—	—		(19,207)
Amortization of restricted stock awards	—	—	—	—	—	604	—		604
Stock options exercised, including tax benefit	538,144	5	12,635	—	—	—	—		12,640
Purchase of 3,255,772 shares of common stock	—	—	—	—	—	—	(102,113)		(102,113)
Other equity transactions	828	—	30	—	—	71	(71)		30
Comprehensive income:
Net income	—	—	—	127,001	—	—	—	127,001	127,001
Translation adjustment	—	—	—	—	(1,850)	—	—	(1,850)	(1,850)

Comprehensive income	—	—	—	—	—	—	—	$125,151	—

Balance at February 2, 2002	74,935,856	$749	$378,955	$472,594	$(5,508)	$(697)	$(278,217)		$567,876

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except share data

1.     Description of Business

      The Talbots, Inc., together with its subsidiaries (“Talbots” or the “Company”), is a specialty retailer with a direct marketing catalog operation and Internet website. AEON (U.S.A.), Inc. (“AEON U.S.A.”), formerly Jusco (U.S.A.), Inc., is the Company’s majority shareholder, owning approximately 57.6% of the Company’s outstanding common stock at February 2, 2002.

      The year ended February 2, 2002 was a fifty-two week reporting period, the year ended February 3, 2001 was a fifty-three week reporting period and the year ended January 29, 2000 was a fifty-two week reporting period. The Company conforms to the National Retail Federation’s fiscal calendar.

2.     Summary of Significant Accounting Policies

     Use of Estimates

      The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates within the consolidated financial statements include sales return reserve, inventory reserves, allowance for doubtful accounts, accruals for customer loyalty program and the valuation allowance for deferred tax assets.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Talbots Classics National Bank (a Rhode Island chartered national bank), Talbots Classics Finance Company, Inc. (a Delaware corporation), Talbots Canada Corporation (a Nova Scotia, Canada corporation), Talbots Canada, Inc. (a Delaware corporation), Talbots (U.K.) Retailing Ltd. (a Delaware corporation), Talbots International Retailing Limited, Inc. (a Delaware corporation) and The Classics Chicago, Inc. (a Delaware corporation). All material intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

      The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents.

     Customer Accounts Receivable

      Customer accounts receivable are amounts due from customers on the Company’s credit card, net of an allowance for doubtful accounts. The Talbots charge card program is administered through Talbots Classics National Bank, a wholly owned, special-purpose bank, and Talbots Classics Finance Company, Inc., a wholly owned subsidiary. Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluation of customers’ financial positions is performed and collateral is not required as a condition of credit. The allowance for doubtful accounts is maintained for estimated losses from the inability of customers to make required payments and is based on a percentage of outstanding balances, historical charge-offs and charge-off forecasts. The collectibility of accounts receivable is evaluated based on a combination of factors. Delinquent accounts are generally written off, automatically, after a period of delinquency. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make collectibility unlikely.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

     Customer Loyalty Program

      The Company maintains a customer loyalty program in which customers receive “appreciation awards” based on reaching a purchase level on their Talbots credit card. Appreciation awards may be applied to future Talbots charge card merchandise purchases and expire one year after issuance. Expense associated with the accrued award is recognized at the time of the initial customer purchase and is charged to selling, general and administrative expenses based on purchase levels, actual awards issued and historical redemption rates.

     Advertising

      Advertising costs, which include media, production and catalogs, totaled $70,807, $88,866 and $73,858 in the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively. Media and production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally three months.

     Preopening Expenses

      Costs associated with the opening of new stores are expensed as incurred.

     Merchandise Inventories

      Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis. Reductions in gross margin and inventory are recorded for adjustments to inventory balances based on estimated markdowns, using current information related to inventory levels, historical markdown trends and forecasted markdown levels.

     Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization are provided over the following estimated useful lives using the straight-line method:

Description	Years

Buildings	15–50
Fixtures and equipment	3–10
Software	3–7
Leasehold improvements	5–15 or term of lease, if shorter

      Leasehold interests were established in June 1988 and represent the present value of the excess of market rental rates over actual rents payable over the remaining lives of the related leases (4–20 years).

      Expenditures for new properties and improvements to existing facilities are capitalized, while the cost of maintenance is charged to expense. The cost of property retired, or otherwise disposed of, and the accumulated depreciation are eliminated from the related accounts, and the resulting gain or loss is reflected in earnings.

     Goodwill

      The excess of purchase price over net assets acquired is being amortized over 40 years using the straight-line method. Through fiscal 2001, the Company reviewed goodwill for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Beginning in fiscal 2002, the Company will adopt SFAS No. 142, “Goodwill and Other Intangible Assets” as outlined under note 2, New Accounting

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

Pronouncements. At February 2, 2002 and February 3, 2001, accumulated amortization of goodwill was $18,247 and $16,903, respectively. For each of the 52-weeks ending February 2, 2002, 53-weeks ending February 3, 2001 and the 52-weeks ending January 29, 2000, the Company amortized $1,344 of goodwill.

     Trademarks

      In November 1993, the Company purchased certain trademarks, including the Talbots trade name, from JUSCO (Europe) B.V. In 2001, JUSCO (Europe) B.V., which retained rights to certain trademarks in specified Asian territories, was dissolved and its Asian trademark rights were transferred to AEON Co., Ltd. The Company’s trademarks, which are registered with the U.S. Patent and Trademark Office and may be renewed indefinitely, are being amortized over 40 years using the straight-line method. Through fiscal 2001, the Company reviewed trademarks for impairment under the provisions of SFAS No. 121 “Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Beginning in fiscal 2002, the Company will adopt SFAS No. 142, “Goodwill and Other Intangible Assets” as outlined under note 2, New Accounting Pronouncements. At February 2, 2002 and February 3, 2001, accumulated amortization on the Company’s trademarks was $19,487 and $17,102, respectively. For each of the 52-weeks ending February 2, 2002, 53-weeks ending February 3, 2001 and the 52-weeks ending January 29, 2000, the Company amortized $2,385 of the Company’s trademarks.

     Fair Value of Financial Instruments

      The Company’s financial instruments consist primarily of current assets (except inventories), current liabilities and long-term debt. The carrying value of current assets and current liabilities approximates their fair market values; long-term debt, which has variable interest rate terms, is therefore at current market interest rates, and its carrying value approximates its fair market value.

     Finance Charge Income

      Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense.

     Stock-Based Compensation

      The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (see note 4).

     Grantor Trust

      The Company maintains a irrevocable grantor’s trust (“Rabbi Trust”) to hold assets that fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan. The assets held in the Rabbi Trust consist of money market and insurance investments (in which the Company is the designated beneficiary) and are designated as trading securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

     Foreign Currency Translation

      The functional currency of the Company’s foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using the average rates of exchange prevailing during the year. Adjustments resulting from such translation are included

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

as a separate component of comprehensive income. Foreign currency transaction gains or losses, whether realized or unrealized, are recorded directly to earnings.

     Income Taxes

      In accordance with SFAS No. 109, deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Such taxes are provided for at the anticipated tax rates that will be in place when such temporary differences arise. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that the full deferred tax asset would not be realized. If it is subsequently determined that a deferred tax asset more likely than not will be realized, an adjustment to earnings is recorded to reduce the allowance.

     Basic and Diluted Net Income Per Share

      Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of all dilutive potential common shares, including contingently returnable shares (as determined by the treasury stock method, which may include the tax benefit on assumed stock option exercises and assumed vesting of restricted stock).

     Comprehensive Income

      The Company’s comprehensive net income is comprised of reported net income plus the impact of changes in the cumulative foreign currency translation adjustment. Comprehensive income is included in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity.

     Revenue Recognition

      The Company recognizes revenue at the point-of-sale or, in the case of catalog and Internet sales, upon shipment from its Lakeville distribution facility. The Company provides for estimated returns based on return history and sales levels.

     Supplemental Cash Flow Information

      Interest paid for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 was $6,787, $7,557 and $7,363, respectively. Income tax payments during the years ended February 2, 2002, February 3, 2001 and January 29, 2000 were $68,626, $60,419 and $33,418, respectively.

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

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for the Company beginning in fiscal 2002. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets (including trademarks) from

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

an amortization method to an impairment-only approach. Amortization of goodwill and certain other intangible assets with indefinite lives will cease upon adoption of this statement and the assets’ fair values will be periodically reviewed for impairment. The adoption of this standard is expected to have a positive impact on earnings as the Company ceases to amortize its intangibles in light of the impairment-only approach. In each of fiscal 2001 and fiscal 2000, the Company expensed a total of $3.7 million for the amortization of goodwill and intangibles.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for the Company’s 2002 fiscal year. The Company does not expect the adoption of this statement to have a significant impact on its financial statements.

     Reclassifications

      Certain reclassifications have been made to the February 3, 2001 and January 29, 2000 consolidated financial statements to conform with the February 2, 2002 presentation.

3.     Equity Transactions

      During the years ended February 2, 2002, February 3, 2001 and January 29, 2000, the Company declared and paid dividends totaling $0.31 per share, $0.27 per share and $0.23 per share, respectively.

      At the 2001 Annual Meeting, shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized shares from 100 million shares to 200 million shares.

      On October 10, 2000, the Company’s Board of Directors authorized a two-for-one stock split of its common stock. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock and each treasury share of common stock. The stock split was effective as of the close of business on November 7, 2000 to shareholders of record on October 25, 2000. All historic share information contained in this Report reflects the impact of the stock split.

      On February 21, 1995, the Company adopted a stock repurchase plan authorizing the purchase of shares of its common stock. Subsequently, the Company’s Board of Directors approved extensions to the original plan. During fiscal 2001, 3,209,008 shares were purchased, completing the sixth extension. On October 16, 2001, the Board of Directors approved a further stock repurchase authorization which allows the Company to purchase an additional $50 million in stock, from time to time, over the next two years. At February 2, 2002 and February 3, 2001, the Company held 14,553,450 and 11,290,078 shares, respectively, as treasury shares. Treasury shares also include shares forfeited under the Company’s restricted stock grants under the Executive Stock Based Incentive Plan (the “Plan”).

4.     Stock Options

      In 1995, the Company implemented a stock option plan for its non-employee members of its Board of Directors. In 2000, the Company’s Board of Directors and shareholders approved a Restated Directors Plan (the “Restated Plan”) which increased the shares by 800,000, to a total of 1,060,000 shares of common stock reserved for issuance. Stock options granted under the Restated Plan generally vest over a three-year period and expire no later ten years from the grant date. The stock options are granted at a price equal to the fair market value of the Company’s common stock at the date of grant.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      In 1993, the Company reserved 5,300,000 shares of common stock for issuance pursuant to the Plan. In 1998, the Plan was amended to increase the number of shares of common stock authorized thereunder by 6,620,000 shares, to 11,920,000 shares. This amendment was approved by shareholders at the 1998 Annual Meeting.

      In accordance with the Plan, the Company issued stock options which vest over a three-year period and expire no later than ten years from the grant date. These stock options have been granted at fair market value at the date of grant.

      The following table summarizes information regarding stock options outstanding at February 2, 2002.

	Options Outstanding			Options Exercisable

	Number of	Weighted	Weighted	Number of	Weighted
Range of	options	average	average	options	average
exercise prices	outstanding	remaining life	exercise price	exercisable	exercise price

$ 7.40 – $10.22	469,310	6.0 years	$7.45	469,310	$7.45
$10.23 – $15.33	1,275,499	6.2 years	$12.80	962,477	$12.92
$15.34 – $20.45	2,854,714	7.9 years	$18.92	947,349	$18.80
$20.46 – $25.56	17,334	7.8 years	$23.27	8,999	$23.20
$25.57 – $30.67	110,000	6.1 years	$29.14	55,660	$29.12
$30.68 – $35.79	16,000	8.6 years	$33.09	5,333	$33.09
$35.80 – $40.90	79,000	8.1 years	$36.47	10,000	$36.25
$40.91 – $46.01	2,000	9.2 years	$41.85	0	$0.00
$46.02 – $51.13	1,179,000	9.1 years	$47.01	6,666	$51.13

	6,002,857	7.6 years	$22.72	2,465,794	$14.78

      A summary of option activity in the Company’s stock option plans during the years ended February 2, 2002, February 3, 2001 and January 29, 2000 is presented below.

	Year Ended

	February 2, 2002		February 3, 2001		January 29, 2000

		Weighted		Weighted		Weighted
		average option		average option		average option
	Number of	price per	Number of	price per	Number of	price per
	shares	share	shares	share	shares	share

Outstanding at beginning of year	5,328,336	$16.25	4,757,982	$12.96	5,203,024	$12.58
Granted	1,291,000	46.24	3,062,000	19.64	1,119,000	12.82
Exercised	(538,144)	13.27	(2,380,110)	14.12	(1,372,856)	11.51
Forfeited	(78,335)	35.31	(111,536)	14.49	(191,186)	12.51

Outstanding at end of year	6,002,857	$22.72	5,328,336	$16.25	4,757,982	$12.96

Exercisable at end of year	2,465,794	$14.78	1,338,622	$12.06	2,795,136	$14.07

      Under the provisions of the Plan, the Company has issued to certain key management personnel shares of restricted stock. The purchase price of the restricted stock is $0.01 per share. The difference between the market price of the shares on the date of grant and management’s cost of $0.01 per share is recorded as deferred compensation and is amortized over a five-year service period. Such shares are contingently returnable, at the $0.01 par value, if the employee does not fulfill his or her service obligation.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      A summary of the changes in restricted shares outstanding for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 is presented below.

	Year Ended

	February 2, 2002		February 3, 2001		January 29, 2000

		Weighted average		Weighted average		Weighted average
		market price		market price		market price
	Number of	of shares on	Number of	of shares on	Number of	of shares on
	shares	date of grant	shares	date of grant	shares	date of grant

Outstanding at beginning of year	410,200	$7.93	433,600	$7.91	501,600	$7.96
Granted	—	—	—	—	—	—
Vested	(136,733)	7.93	—	—	—	—
Forfeited	(7,600)	9.40	(23,400)	7.40	(68,000)	8.30

Outstanding at end of year	265,867	$7.89	410,200	$7.93	433,600	$7.91

      The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to value compensation, as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reported as follows:

	Year Ended

	February 2, 2002	February 3, 2001	January 29, 2000

Net income	$111,940	$106,819	$54,911
Net income per share — basic	$1.82	$1.73	$0.89
Net income per share — assuming dilution	$1.76	$1.67	$0.87

      The fair value of options on their grant date is measured using the Black/ Scholes option pricing model. The estimated weighted average fair value of options granted during 2001, 2000 and 1999 were $28.97, $9.80 and $6.56 per option, respectively. Key assumptions used to apply this pricing model are as follows:

	February 2,	February 3,	January 29,
	2002	2001	2000

Weighted average risk free interest rate	5.0%	6.3%	5.3%
Weighted average expected life of option grants	6.25 years	5.25 years	6.50 years
Weighted average expected volatility of underlying stock	67.5%	54.0%	56.3%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	0.7%	1.4%	1.9%

      The option pricing model used was designed to value readily tradable stock options with relatively short lives and no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the options granted to employees are not tradable and have contractual lives of ten years and changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the models do not necessarily provide a reliable measure of fair value of the options issued under the Company’s stock plans.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

5.     Related Party and Affiliates

      In November 1993, the Company purchased certain trademarks, including the Talbots trade name, from JUSCO (Europe) B.V., a related party. In 2001, JUSCO (Europe) B.V., which retained rights to certain trademarks in specified Asian territories, was dissolved and Asian trademark rights were transferred to AEON Co., Ltd.

      AEON Company, Ltd. owns and operates stores in Japan under the name of Talbots Japan Co., Ltd. (“Talbots Japan”). The Company provides certain services, under normal trade terms, for Talbots Japan and is reimbursed for expenses incurred. At February 2, 2002 and February 3, 2001, the Company was owed $9,605 and $8,860, respectively, for these costs and for merchandise inventory purchases made on behalf of Talbots Japan.

      Talbots has an advisory services agreement with AEON U.S.A. under which AEON U.S.A. provides advice and services to Talbots with respect to strategic planning and other related issues concerning the Company and maintains on behalf of the Company a working relationship with banks and other financial institutions, in particular Japanese banks, for which AEON U.S.A. receives an annual fee of $250 plus any expenses incurred.

6.     Accounts Receivable

      Customer accounts receivable are as follows:

	February 2,	February 3,
	2002	2001

Due from customers	$174,483	$137,628
Less allowance for doubtful accounts	(2,300)	(2,100)

Net receivables	$172,183	$135,528

      Finance charge income, (including interest and late fee income), amounted to $27.4 million, $20.1 million and $16.2 million for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000, respectively.

      Changes in the allowance for doubtful accounts are as follows:

	Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000

Balance, beginning of year	$2,100	$1,700	$1,600
Charges to costs and expenses	3,643	3,089	2,715
Net uncollectible balances written off	(3,443)	(2,689)	(2,615)

Balance, end of year	$2,300	$2,100	$1,700

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

7.     Property and Equipment

      Property and equipment consists of the following:

	February 2,	February 3,
	2002	2001

Land	$10,940	$11,218
Buildings	64,632	50,890
Fixtures and equipment	224,854	241,585
Software	19,820	17,279
Leasehold improvements	120,294	116,244
Leasehold interests	2,358	5,553
Construction in progress	23,035	44,098

Property and equipment — gross	465,933	486,867
Less accumulated depreciation and amortization	(188,357)	(252,065)

Property and equipment — net	$277,576	$234,802

      Depreciation expense for the 52-week period ending February 2, 2002, the 53-week period ending February 3, 2001 and the 52-week period ending January 29, 2000 was $50.0 million, $42.6 million and $39.6 million, respectively.

8.     Accrued Liabilities

      Accrued liabilities consist of the following:

	February 2,	February 3,
	2002	2001

Customer credits	$33,925	$31,339
Employee compensation, related taxes and benefits	26,366	28,241
Taxes other than income and withholding	7,022	7,849
Other accrued liabilities	13,334	24,602

Total accrued liabilities	$80,647	$92,031

9.     Debt

     Revolving Credit

      The revolving credit agreements with four banks have maximum available borrowings of $100,000, have two-year terms and can be extended annually upon mutual agreement. Interest terms on the revolving credit agreements are fixed, at the Company’s option, for periods of one, three or six months. At February 2, 2002 and February 3, 2001, the Company had $100,000 outstanding under its revolving credit agreements. None of the outstanding balance is currently payable.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      A summary of the amounts outstanding, the current interest terms and the loan maturities under the revolving credit agreements at February 2, 2002 follows:

Outstanding	Interest rate	Maturity

$18,000	3.03%	April 2003
14,000	3.03%	April 2003
6,000	3.21%	January 2004
12,000	3.27%	April 2003
18,000	2.58%	January 2004
14,000	2.65%	April 2003
10,000	2.75%	January 2004
8,000	2.83%	January 2004

$100,000

     Notes Payable to Banks

      The Company also has available a $125,000 unsecured line-of-credit facility with five banks. At February 2, 2002 and February 3, 2001, no amounts were outstanding on this facility. The weighted average interest rate for the years ended February 2, 2002 and February 3, 2001 was 3.33% and 6.63%, respectively.

     Letters of Credit

      The Company has two letter-of-credit banking agreements totaling $200,000 which it uses primarily for the purchase of merchandise inventories. At February 2, 2002 and February 3, 2001, the Company held $101,455 and $96,431, respectively, in purchase commitments.

10.     Income Taxes

      The provision for income taxes for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, consists of the following:

	Year Ended

	February 2, 2002	February 3, 2001	January 29, 2000

Currently payable:
Federal	$65,968	$67,600	$32,871
State	7,236	8,957	3,103
Foreign	440	—	—

Total currently payable	73,644	76,557	35,974

Deferred:
Federal	4,939	(3,896)	229
State	1,245	(542)	394
Foreign	(1,988)	—	—

Total deferred	4,196	(4,438)	623

Total income tax expense	$77,840	$72,119	$36,597

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      The effect of temporary differences which give rise to deferred income tax balances at February 2, 2002 and February 3, 2001, respectively, are as follows:

	February 2, 2002			February 3, 2001

	Assets	Liabilities	Total	Assets	Liabilities	Total

United States:
Current:
Merchandise inventories	$4,481	$—	$4,481	$4,550	$—	$4,550
Deferred catalog costs	—	(895)	(895)	—	(1,124)	(1,124)
Accrued vacation pay	3,222	—	3,222	2,813	—	2,813
Deferred compensation	4,574	—	4,574	4,674	—	4,674
Other	686	(639)	47	3,888	(1,052)	2,836

Total current	12,963	(1,534)	11,429	15,925	(2,176)	13,749

Noncurrent:
Depreciation & amortization	—	(11,037)	(11,037)	—	(7,006)	(7,006)
Lease commitments	6,520	—	6,520	6,528	—	6,528
Other	1,758	—	1,758	1,583	—	1,583

Total noncurrent	8,278	(11,037)	(2,759)	8,111	(7,006)	1,105

Foreign:
Noncurrent:
Subsidiary tax loss carryforwards	3,147	—	3,147	3,276	—	3,276
Less: valuation allowance	—	—	—	(2,117)	—	(2,117)

Total noncurrent	3,147	—	3,147	1,159	—	1,159

Total deferred income taxes	$24,388	$(12,571)	$11,817	$25,195	$(9,182)	$16,013

      At February 3, 2001, a consolidated foreign subsidiary of the Company had a net operating loss carryforward for which management had determined it was more likely than not that the full deferred tax asset would not be realized and, therefore, reflected a valuation allowance for the portion not realizable. For the year ended February 2, 2002, the valuation allowance was reversed due to a restructuring of foreign operations which makes the realization of the full net operating loss more likely than not.

      At February 2, 2002, a consolidated foreign subsidiary of the Company had net operating loss carryforwards of $7,494 which expire through 2004.

      For the fiscal year ended February 2, 2002, the effective tax rate decreased to 38.0% compared to 38.5% for the year ended February 3, 2001 due to the restructuring of foreign operations, described above, and due to a decrease in the Company’s overall effective state tax rate.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      For the years ended February 2, 2002, February 3, 2001 and January 29, 2000, total income tax expense differs from that computed by multiplying income before taxes by the United States federal income tax rates as follows:

	Year Ended

	February 2, 2002		February 3, 2001		January 29, 2000

	Tax	Rate	Tax	Rate	Tax	Rate

Expected tax expense	$71,694	35.0%	$65,562	35.0%	$33,270	35.0%
Adjustments resulting from:
State income taxes, net of federal tax benefit	5,513	2.7	5,469	2.9	2,273	2.4
Goodwill amortization	470	0.2	470	0.3	470	0.5
Other	163	0.1	618	0.3	584	0.6

Actual tax expense	$77,840	38.0%	$72,119	38.5%	$36,597	38.5%

11.     Segment and Geographic Information

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      The following is segment information as of and for the years ended February 2, 2002, February 3, 2001 and January 29, 2000:

	February 2, 2002

	Stores	Catalog	Total

Net sales	$1,346,029	$266,484	$1,612,513
Direct profit	271,235	48,763	319,998

	February 3, 2001

	Stores	Catalog	Total

Net sales	$1,325,961	$269,035	$1,594,996
Direct profit	262,133	49,422	311,555

	January 29, 2000

	Stores	Catalog	Total

Net sales	$1,099,929	$208,729	$1,308,658
Direct profit	174,083	28,143	202,226

      The following reconciles direct profit to consolidated net income before taxes as of and for the years ended February 2, 2002, February 3, 2001 and January 29, 2000:

	February 2, 2002	February 3, 2001	January 29, 2000

Total direct profit or loss for reportable segments	$319,998	$311,555	$202,226
Less: indirect expenses	(115,157)	(124,234)	(107,169)

Consolidated income before taxes	$204,841	$187,321	$95,057

      As a retailer that sells to the general public, the Company has no single customer who accounts for greater than 10% of the Company’s consolidated net sales.

      The following is geographical information as of and for the years ended February 2, 2002, February 3, 2001 and January 29, 2000:

	February 2, 2002	February 3, 2001	January 29, 2000

Sales:
United States	$1,561,520	$1,544,258	$1,265,511
Foreign	50,993	50,738	43,147

Total consolidated revenues	$1,612,513	$1,594,996	$1,308,658

Long-Lived Assets:
United States	$383,563	$344,171	$314,149
Foreign	5,410	5,756	7,910

Total long-lived assets	$388,973	$349,927	$322,059

      The classification “Foreign” is comprised of the Company’s Canada and United Kingdom retail store operations and the classification “United States” is comprised of the Company’s United States retail store operations and the Company’s Catalog operations.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

12.     Benefit Plans

      The Company sponsors a non-contributory defined benefit pension plan covering substantially all salaried and hourly employees. The plan provides retirement benefits for employees who have attained age 21 and completed one year of service. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. The Company’s general funding policy is to contribute the greater of amounts that are deductible for federal income tax purposes or required by law. Plan assets for the pension plan consist principally of fixed income and equity securities.

      The following sets forth the funded status and prepaid pension cost for the Company’s pension plan:

	February 2, 2002	February 3, 2001

Change in benefit obligation:
Projected benefit obligation at beginning of year	$43,751	$34,971
Service expense	4,399	3,471
Interest expense	3,469	3,092
Actuarial loss	2,857	3,056
Benefits paid	(819)	(839)

Projected benefit obligation at end of year	$53,657	$43,751

Change in assets:
Fair value at the beginning of year	$34,348	$33,371
Actual return on plan assets	(1,789)	(1,684)
Employer contributions	9,308	3,500
Benefits paid	(819)	(839)

Fair value at end of year	$41,048	$34,348

Funded status:
Projected benefit obligation	$(53,657)	$(43,751)
Fair value of plan assets	41,048	34,348

Funded status	(12,609)	(9,403)
Unrecognized prior service expense	691	853
Unrecognized net loss	16,093	8,219

Prepaid/(accrued) pension expense	$4,175	$(331)

      The accumulated benefit obligation at February 2, 2002 and February 3, 2001 was $33,874 and $32,728, respectively.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      Net pension expense for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 included the following components:

	Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000

Service expense — benefits earned during the period	$4,399	$3,471	$3,236
Interest expense on projected benefit obligation	3,469	3,092	2,514
Expected return on plan assets	(3,514)	(3,072)	(2,575)
Net amortization and deferral	448	163	407

Net pension expense	$4,802	$3,654	$3,582

      The Company also has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executives impacted by Internal Revenue Code limits on benefits and compensation. The plan is not funded.

      The following sets forth the funded status and accrued benefit cost for the Company’s SERP plan.

	February 2,	February 3,
	2002	2001

Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,871	$3,533
Service expense	450	273
Interest expense	450	340
Actuarial loss	541	725
Plan changes	583	—
Benefits paid	(14)	—

Projected benefit obligation at end of year	$6,881	$4,871

Funded status:
Projected benefit obligation	$(6,881)	$(4,871)
Fair value of plan assets	—	—

Funded status	(6,881)	(4,871)
Unrecognized prior service cost	612	136
Unrecognized net loss	1,518	1,087

Accrued SERP liability	$(4,751)	$(3,648)

      Net SERP expenses for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 included the following components:

	Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000

Service expense — benefits earned during the period	$450	$273	$233
Interest expense on projected benefit obligation	450	340	243
Net amortization and deferral	218	128	96

Net SERP expense	$1,118	$741	$572

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      The following summarizes the assumptions used in determining both the net pension and SERP expense.

	Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000

Discount rate	7.50%	7.50%	6.75%
Discount rate used to determine present value of projected benefit obligation	7.50%	7.50%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of future compensation increases	4.50%	4.50%	4.50%

      The Company has a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan, and the Company makes a cash contribution that matches 50% of an employee’s contribution up to a maximum of 6% of the employee’s actual compensation. Employees may elect to invest in the common stock of the Company at their discretion. Company contributions for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 were $3,118, $3,190 and $2,569, respectively.

      The Company provides certain medical benefits for most retired employees. The following sets forth the funded status and accrued benefit cost for the medical plan.

	February 2,	February 3,
	2002	2001

Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,989	$2,734
Service expense	266	283
Interest expense	158	210
Actuarial gain	(665)	(173)
Benefits paid	(113)	(65)

Projected benefit obligation at end of year	$2,635	$2,989

Funded status:
Projected benefit obligation	$(2,635)	$(2,989)
Fair value of plan assets	—	—

Funded status	(2,635)	(2,989)
Unrecognized actuarial gain	(672)	(95)

Accrued postretirement liability	$(3,307)	$(3,084)

      The net expense of the plan for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 included the following components:

	Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000

Service expense — benefits earned during the period	$266	$283	$285
Interest expense on projected benefit obligation	158	210	184
Net amortization and deferral	(88)	—	—

Net expense	$336	$493	$469

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      Assumed health care expense trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed cost escalation rate would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest expense components	$48,810	$(43,235)
Effect on the postretirement benefit obligation	$193,013	$(172,748)

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50% at February 2, 2002, February 3, 2001 and January 29, 2000. Additionally, assumed cost escalation rates that start at 10.00% and grade down gradually to 5.00% were used for February 2, 2002. Assumed escalation rates that start at 8.10% and grade down gradually to 5.00% were used for the year ended February 3, 2001 and assumed cost escalation rates that start at 6.48% and grade down gradually to 4.75% were used for the year ended January 29, 2000.

      The Company provides postemployment benefits to certain employees on short-term disability. The Company’s obligation at February 2, 2002 and February 3, 2001 was $634 and $404, respectively.

13.     Commitments

      The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2025. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that the Company pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Additionally, most store leases provide renewal options and contain rent escalation clauses. These escalation clauses are factored into a calculation of the future rental stream. This stream is recorded on a straight-line basis over the life of the original lease. The “deferred rent under lease commitments” caption represents rent expensed in excess of cash paid. Management expects that in the normal course of business expiring leases will be renewed or replaced by other leases.

      The aggregate minimum future annual rental commitments under noncancelable operating leases at February 2, 2002 are as follows:

2002	$92,689
2003	95,351
2004	92,578
2005	89,459
2006	82,347
Thereafter	296,042

      Rent expense for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 was $84,375, $78,467 and $72,719, respectively, and includes $2,250, $3,629 and $2,227, respectively, of contingent rental expense.

14.     Net Income Per Share

      The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 1,181,000, 36,000 and 21,000 shares of common stock at prices ranging from $23.06 to $51.13 per share were outstanding during the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market prices of the common shares.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

	Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000

Shares for computation of basic net income per share	61,459	61,823	62,136
Effect of stock compensation plans	1,980	2,172	1,232

Shares for computation of diluted net income per share	63,439	63,995	63,368

15.     Quarterly Results (unaudited)

      The following table shows certain unaudited quarterly information for the Company during fiscal 2001 and fiscal 2000.

	Fiscal 2001 quarter ended

	May 5,	August 4,	November 3,	February 2,
	2001	2001	2001	2002

Net sales	$401,072	$384,295	$393,966	$433,180
Gross profit	182,824	131,316	174,226	156,984
Net income	40,113	17,816	36,558	32,514
Net income per share
Basic	$0.64	$0.29	$0.60	$0.54
Assuming dilution	$0.62	$0.28	$0.58	$0.53
Weighted average common shares outstanding (in thousands)
Basic	62,756	62,009	61,100	59,972
Assuming dilution	64,993	64,112	62,755	61,787
Cash dividends per share	$0.07	$0.08	$0.08	$0.08
Market price data
High	$53.75	$48.80	$40.65	$38.55
Low	$36.24	$35.23	$22.33	$30.80

	Fiscal 2000 quarter ended

	April 29,	July 29,	October 28,	February 3,
	2000	2000	2000	2001

Net sales	$363,498	$361,244	$397,144	$473,110
Gross profit	161,460	124,878	181,967	190,682
Net income	32,653	14,618	34,909	33,022
Net income per share
Basic	$0.53	$0.24	$0.56	$0.53
Assuming dilution	$0.52	$0.23	$0.54	$0.51
Weighted average common shares outstanding (in thousands)
Basic	61,134	61,475	62,156	62,478
Assuming dilution	62,824	63,599	64,506	65,003
Cash dividends per share	$0.06	$0.07	$0.07	$0.07
Market price data
High	$31.16	$30.00	$38.84	$53.50
Low	$14.13	$21.19	$24.78	$38.50

THE TALBOTS, INC. AND SUBSIDIARIES

CORPORATE OFFICES

The Talbots, Inc.

One Talbots Drive
Hingham, MA 02043-1586

TALBOTS WEBSITE

www.talbots.com

TALBOTS CATALOG

To receive a free copy of our most recent Talbots catalog, call 1-800-TALBOTS (1-800-825-2687)

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for 10 a.m. on May 23, 2002,

at The World Trade Center — Boston
164 Northern Avenue,
Boston, MA
Each shareholder is cordially invited to attend.

FORM 10-K

A copy of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 is available to each shareholder free of charge upon written request to the Investor Relations Department at our corporate offices.

SHAREHOLDER REPORTS/ INVESTOR INQUIRIES

Shareholder inquiries, including requests for quarterly and annual reports, may be made in writing to:

Investor Relations Department
The Talbots, Inc.
One Talbots Drive
Hingham, MA 02043-1586; or
by calling 781-741-4500; or
by e-mail at investor.relations@talbots.com

STOCK EXCHANGE LISTING

New York Stock Exchange

(Trading Symbol: TLB)

REGISTRAR AND TRANSFER AGENT

EquiServe Trust Company, N.A.

Shareholder Services
P.O. Box 43010
Providence, RI 02940-3010
Telephone: 781-575-3120
Internet Address:
http://www.EquiServe.com

MARKET FOR REGISTRANT’S COMMON STOCK

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB.” The number of holders of record of common stock at April 1, 2002 was 430.

The payment of dividends and the amount thereof is determined by the Board of Directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered.