Form 10-Q
period 2002-05-04
TALBOTS INC
filed 2002-06-17
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________TO _____________

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

         Yes            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	June 7, 2002

Common Stock, $0.01 par value	59,758,837

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Statements of Earnings for the Thirteen Weeks Ended May 4, 2002 and May 5, 2001	3

Consolidated Balance Sheets as of May 4, 2002, February 2, 2002 and May 5, 2001	4

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2002 and May 5, 2001	5

Notes to Consolidated Financial Statements	6-9

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

         Item 1 — Financial Statements

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited) FOR THE THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001 (Amounts in thousands except per share data)

	Thirteen Weeks Ended

	May 4,	May 5,
	2002	2001

NET SALES	$391,328	$401,072

COSTS AND EXPENSES:

Cost of sales, buying and occupancy	221,122	218,248

Selling, general and administrative	113,401	116,374

OPERATING INCOME	56,805	66,450

INTEREST:

Interest expense	921	1,718

Interest income	88	492

INTEREST EXPENSE — net	833	1,226

INCOME BEFORE TAXES	55,972	65,224

INCOME TAXES	20,989	25,111

NET INCOME	$34,983	$40,113

NET INCOME PER SHARE:

Basic	$0.58	$0.64

Assuming dilution	$0.57	$0.62

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands):

Basic	59,957	62,756

Assuming dilution	61,609	64,993

CASH DIVIDENDS PER SHARE	$0.08	$0.07

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)
MAY 4, 2002, FEBRUARY 2, 2002 AND MAY 5, 2001
(Dollar amounts in thousands except share data)

	May 4,	February 2,	May 5,
	2002	2002	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$41,360	$18,306	$42,581

Customer accounts receivable — net	182,465	172,183	162,711

Merchandise inventories	175,301	183,803	218,298

Deferred catalog costs	4,904	8,341	6,297

Due from affiliates	8,618	9,618	8,668

Deferred income taxes — net	11,439	11,429	14,188

Prepaid and other current assets	27,719	29,089	23,566

Total current assets	451,806	432,769	476,309

PROPERTY AND EQUIPMENT — net	290,955	277,576	246,667

GOODWILL — net	35,513	35,513	36,521

TRADEMARKS — net	75,884	75,884	77,672

DEFERRED INCOME TAXES	176	388	2,468

OTHER ASSETS	10,241	8,934	8,279

TOTAL ASSETS	$864,575	$831,064	$847,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes payable to banks	$7,500	$—	$—

Accounts payable	32,539	49,645	38,405

Income taxes payable	19,240	1,019	25,462

Accrued liabilities	84,216	79,628	85,747

Total current liabilities	143,495	130,292	149,614

LONG-TERM DEBT	100,000	100,000	100,000

DEFERRED RENT UNDER LEASE COMMITMENTS	20,232	19,542	19,877

OTHER LIABILITIES	16,988	13,354	16,008

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value; 200,000,000 authorized; 75,066,693 shares, 74,935,856 shares and 74,473,475 shares issued, respectively, and 60,022,837 shares, 60,382,406 shares and 62,538,064 shares outstanding, respectively	751	749	745

Additional paid-in capital	382,210	378,955	368,118

Retained earnings	502,767	472,594	400,497

Accumulated other comprehensive income (loss)	(5,288)	(5,508)	(4,388)

Restricted stock awards	(539)	(697)	(1,210)

Treasury stock, at cost; 15,043,856 shares, 14,553,450 shares and 11,935,411 shares, respectively	(296,041)	(278,217)	(201,345)

Total stockholders’ equity	583,860	567,876	562,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$864,575	$831,064	$847,916

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001
(Dollar amounts in thousands)

	Thirteen Weeks Ended

	May 4,	May 5,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$34,983	$40,113

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	14,016	11,879

Deferred rent	686	104

Net non-cash compensation activity	158	162

Loss on disposal of property and equipment	950	933

Deferred income taxes	223	(652)

Tax benefit from options exercised	814	1,026

Changes in other assets	(1,307)	(2,036)

Changes in other liabilities	3,634	2,675

Changes in current assets and liabilities:

Customer accounts receivable	(10,263)	(27,205)

Merchandise inventories	8,653	15,518

Deferred catalog costs	3,437	2,939

Due from affiliates	1,000	210

Prepaid and other current assets	1,195	4,962

Accounts payable	(17,134)	(44,373)

Income taxes payable	18,218	25,462

Accrued liabilities	4,531	(6,221)

Net cash provided by operating activities	63,794	25,496

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment, net of disposals	(28,189)	(23,875)

Net cash used in investing activities	(28,189)	(23,875)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under notes payable to banks	7,500	—

Proceeds from options exercised	2,443	803

Cash dividends	(4,809)	(4,417)

Purchase of treasury stock	(17,824)	(25,312)

Net cash used in financing activities	(12,690)	(28,926)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	139	(100)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,054	(27,405)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,306	69,986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,360	$42,581

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) (amounts in thousands except share data)

1.	OPINION OF MANAGEMENT

With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the “Company”) that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 2, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year classifications.

2.	SEASONAL VARIATIONS IN BUSINESS

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

3.	FEDERAL AND STATE INCOME TAXES

The Company has provided for income taxes based on the estimated annual effective rate method.

4.	COMPREHENSIVE INCOME

The following is the Company’s comprehensive income for the periods ended May 4, 2002 and May 5, 2001:

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Net income	$34,983	$40,113

Other comprehensive income:

Cumulative foreign currency translation adjustment	220	(730)

Comprehensive income	$35,203	$39,383

5.	NET INCOME PER SHARE

The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 2,454,666 and 1,225,000 shares of common stock were outstanding during the thirteen-week periods ended May 4, 2002 and May 5, 2001, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market prices of the common shares.

	Thirteen Weeks Ended
	(in thousands)

	May 4, 2002	May 5, 2001

Shares for computation of basic net income per share	59,957	62,756

Effect of stock compensation plans	1,652	2,237

Shares for computation of diluted net income per share	61,609	64,993

6.	SEGMENT INFORMATION

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

The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s and children’s classic apparel, accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 24 distinct catalog mailings per year and through its e-commerce site at www.talbots.com.

The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Assets are not allocated between segments; therefore, no measure of segment assets is available.

The following is the Stores Segment and Catalog Segment information for the thirteen weeks ended May 4, 2002 and May 5, 2001:

	May 4, 2002

	Stores	Catalog	Total

Sales to external customers	$321,698	$69,630	$391,328

Direct profit	71,033	16,633	87,666

	May 5, 2001

	Stores	Catalog	Total

Sales to external customers	$323,079	$77,993	$401,072

Direct profit	79,222	18,325	97,547

The following reconciles direct profit to consolidated income before taxes for the thirteen weeks ended May 4, 2002 and May 5, 2001:

	May 4, 2002	May 5, 2001

Total direct profit for reportable segments	$87,666	$97,547

Less: indirect expenses	31,694	32,323

Consolidated income before taxes	$55,972	$65,224

7.	NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill and certain other intangible assets (including trademarks) from an amortization method to an impairment-only approach. Upon adoption, the Company ceased amortization of goodwill and the trademarks and the assets’ fair values were reviewed for impairment. The impairment test noted no impairment of the recorded goodwill or trademarks. Below is a summary of the Company’s goodwill and trademarks:

	May 4, 2002	February 2, 2002	May 5, 2001

Goodwill	$53,760	$53,760	$53,760

Accumulated amortization	(18,247)	(18,247)	(17,239)

	$35,513	$35,513	$36,521

Trademark	$95,371	$95,371	$95,371

Accumulated amortization	(19,487)	(19,487)	(17,699)

	$75,884	$75,884	$77,672

Below is a reconciliation of previously reported net income and earnings per share to the amounts reported in the current year excluding the amortization of goodwill and trademarks:

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Reported net income	$34,983	$40,113

Add: goodwill and trademark amortization, net of tax	—	703

Adjusted net income	$34,983	$40,816

Reported diluted earnings per share	$0.57	$0.62

Add: goodwill and trademark amortization, net of tax	—	0.01

Adjusted earnings per share	$0.57	$0.63

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” As of February 3, 2002, the Company adopted SFAS No. 144 and it did not have a significant impact on its financial statements.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001
	(unaudited)	(unaudited)

Net sales	100.0%	100.0%

Cost of sales, buying and occupancy expenses	56.5%	54.4%

Selling, general and administrative expenses	29.0%	29.0%

Operating income	14.5%	16.6%

Interest expense, net	0.2%	0.3%

Income before taxes	14.3%	16.3%

Income taxes	5.4%	6.3%

Net income	8.9%	10.0%

THE THIRTEEN WEEKS ENDED MAY 4, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 5, 2001 (FIRST QUARTER)

         Net sales in the first quarter of 2002 decreased by $9.8 million to $391.3 million, or 2.4% when compared to $401.1 million for the first quarter of 2001. Operating income was $56.8 million in the first quarter of 2002 compared to $66.5 million in the first quarter of 2001, a decrease of $9.7 million or 14.6%.

         Retail store sales in the first quarter of 2002 were relatively flat with last year at $321.7 million compared to $323.1 million in 2001. The percentage of the Company’s net sales derived from its retail stores increased to 82.2% in the first quarter of 2002 compared to 80.6% in the first quarter of 2001. This increase, as a percentage of sales, was primarily due to a 10.8% decline in catalog sales during the first quarter of 2002 compared to the same period in 2001. The decrease in retail store sales, in total dollars, was attributable to a decline of $19.5 million in comparable stores sales, or 7.2%, for the same period in the previous year partially offset by store sales from the 28 net new stores opened in the first quarter of 2002 and the 58 net non-comparable stores that opened in the last three quarters of 2001. Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

         Catalog sales in the first quarter of 2002 decreased by $8.4 million, to $69.6 million, a decrease of 10.8% from the first quarter of 2001. The percentage of the Company’s net sales derived from its catalogs decreased to 17.8% in the first quarter of 2002 compared to 19.4% in the first quarter of 2001. The decrease in catalog sales is primarily attributable to a planned reduction in catalog circulation. This includes the elimination of less productive catalogs and focusing the distribution of catalogs to proven customers. Included in the reduction of catalogs is the elimination of separate Talbots Woman catalogs. Talbots Woman products are now line listed in existing Talbots base catalogs.

         Because the Company sells a wide range of products which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

         Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 56.5% in the first quarter of 2002 from 54.4% in the first quarter of 2001 due to negative comparable store sales being insufficient to provide leverage on occupancy costs. Additionally, merchandise margins declined slightly as improvements in markon resulting from favorable sourcing opportunities were more than offset by higher markdowns.

         Selling, general and administrative expenses as a percentage of net sales remained flat at 29.0% in the first quarter of 2002 when compared to the first quarter of 2001. The Company recognized reductions in marketing expenses, which includes advertising and catalog productivity costs. As planned, in 2002, the Company suspended its first quarter television advertising. Additionally, the planned reduction in catalog circulation provided savings in catalog production costs. These savings were partially offset by an increase in expenses relating to the Company’s Classics Awards program which included a double points promotion in March of 2002 that did not take place in the prior year.

         Interest expense, net, decreased to $0.8 million in the first quarter of 2002 from $1.2 million in 2001. Total interest expense decreased to $0.9 million in the first quarter of 2002 compared to $1.7 million in the first quarter of 2001 primarily due to lower interest rates on borrowings. The average level of debt, including short-term and long-term bank borrowings, was $131.1 million in the first quarter of 2002 compared to $103.2 million in the first quarter of 2001. The average interest rate, including interest on short-term and long-term bank borrowings, was 2.8% in the first quarter of 2002 as compared to 6.7% in the first quarter of 2001.

         The effective tax rate for the Company declined to 37.5% in the first quarter of 2002 from 38.5% in the first quarter of 2001. This rate change is due to the recognition of the impact of a reorganization of the Company’s Canadian operations that was completed in the fourth quarter of 2001, a decrease in the overall effective state tax rate and the discontinuation of the amortization of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

         The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At May 4, 2002, the Company had $7.5 million outstanding under this facility and at May 5, 2001, no amounts were outstanding. Additionally, the Company has a revolving credit facility with four banks. At May 4, 2002 and May 5, 2001, the Company’s borrowings under this revolving credit facility were $100.0 million. The Company’s working capital needs are typically at their lowest in the spring and peak during the fall selling season.

         In the first quarter of 2002, cash and cash equivalents increased by $23.1 million compared to a decrease of $27.4 million in the first quarter of 2001. Primarily contributing to the increase in cash and cash equivalents was an increase in net cash provided by operating activities.

         The increase in cash from operating activities was mainly due to a decline in the rate of increase in accounts receivable in the first quarter of 2002 versus 2001 due to the national rollout of the Company’s Classic Awards customer loyalty program in 2001 that was supported with in-store promotions and advertising. Also contributing to the increase in cash from operating activity was a decline in the rate of decrease in accounts payable in the first quarter of 2002 versus the first quarter of 2001, due to the timing of receipts and payments for merchandise inventories.

         Capital expenditures, net of disposals, for the first quarter of fiscal 2002 were $28.2 million compared to $23.9 million in the first quarter of fiscal 2001. The Company used approximately $23.2 million and $17.8 million in the first quarter of fiscal 2002 and 2001, respectively, for opening new stores and expanding and renovating existing stores. During the first quarter of fiscal 2002, the Company opened 28 new stores compared to 20 in the first quarter of fiscal 2001. For the remainder of the fiscal year, the Company currently anticipates approximately $71 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, for further enhancements to the Company’s computer information systems and for continued renovations to the Company’s corporate facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2002.

         During the first quarter ended May 4, 2002, the Company repurchased $16.5 million, or 450,000 shares, of its common stock under its stock repurchase program at an average price of $36.57 per share. These repurchases were announced by the Company’s Board of Directors on October 16, 2001, under a stock repurchase program allowing the Company to purchase an aggregate of $50.0 million in stock, from time to time, over the next two years. As of May 4, 2002, the Company had $33.5 million remaining under this authorization.

         The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and the payment of any dividends that may be declared from time to time. For the current and next fiscal years, the Company believes its cash flows from operating activities and funds available to it under credit facilities will be sufficient to meet its capital expenditures and working capital requirements, including its debt service payments.*

         The payment of dividends and the amount of any dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On May 22, 2002, the Company’s Board of Directors approved an increase in the quarterly dividend to $0.09 per share payable on June 17, 2002 to shareholders of record as of June 3, 2002.

The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an “asterisk” (“*”) or such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. All of the “outlook” information constitutes forward-looking information. The specialty apparel retail business is an evolving and highly competitive marketplace and such forward-looking statements may involve material known and unknown risks and uncertainties as to future events which may or may not occur, including levels of sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its e-commerce site, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events, including the timing and levels of markdowns, retail economic conditions including consumer spending and consumer confidence, and the impact of a highly promotional retail environment. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART II — OTHER INFORMATION

         ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

11.1	The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 7 of this Form 10-Q.

(b)	REPORTS ON FORM 8-K

The Company filed Current Reports on Form 8-K on February 19, 2002 and May 20, 2002, pursuant to which various agreements and documents were filed by the Company, as identified therein.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: June 17, 2002	By:	/s/ EDWARD L. LARSEN _______________________________

Edward L. Larsen

Senior Vice President Finance,

Chief Financial Officer, and Treasurer