Form 10-Q
period 2002-08-03
TALBOTS INC
filed 2002-09-16
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002

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

Yes   [X]      No   [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 3, 2002

Common Stock, $0.01 par value	58,325,887

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Statements of Earnings for the Thirteen and Twenty-Six Weeks Ended August 3, 2002 and August 4, 2001	3

Consolidated Balance Sheets as of August 3, 2002, February 2, 2002 and August 4, 2001	4

Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2002 and August 4, 2001	5

Notes to Consolidated Financial Statements	6-9

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14
PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders	15

Item 6: Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

     Item 1 — Financial Statements

     THE TALBOTS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
     FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001
     (Amounts in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

NET SALES	$370,407	$384,295	$761,735	$785,367

COSTS AND EXPENSES:

Cost of sales, buying and occupancy	235,578	252,979	456,700	471,227

Selling, general and administrative	102,232	101,120	215,633	217,494

OPERATING INCOME	32,597	30,196	89,402	96,646

INTEREST:

Interest expense	720	1,436	1,641	3,154

Interest income	178	210	266	702

INTEREST EXPENSE — NET	542	1,226	1,375	2,452

INCOME BEFORE TAXES	32,055	28,970	88,027	94,194

INCOME TAXES	12,021	11,154	33,010	36,265

NET INCOME	$20,034	$17,816	$55,017	$57,929

NET INCOME PER SHARE:

Basic	$0.34	$0.29	$0.92	$0.93

Assuming dilution	$0.33	$0.28	$0.90	$0.90

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands):

Basic	59,468	62,009	59,712	62,383

Assuming dilution	61,047	64,112	61,328	64,556

CASH DIVIDENDS PER SHARE	$0.09	$0.08	$0.17	$0.15

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AUGUST 3, 2002, FEBRUARY 2, 2002 AND AUGUST 4, 2001
(Dollar amounts in thousands except share data)

	August 3,	February 2,	August 4,
	2002	2002	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$51,714	$18,306	$16,765

Customer accounts receivable — net	160,192	172,183	150,710

Merchandise inventories	165,413	183,803	204,483

Deferred catalog costs	5,465	8,341	7,130

Due from affiliates	7,747	9,618	8,522

Deferred income taxes	11,351	11,429	12,739

Prepaid and other current assets	30,983	29,089	33,568

TOTAL CURRENT ASSETS	432,865	432,769	433,917

PROPERTY AND EQUIPMENT — NET	298,705	277,576	265,397

GOODWILL — NET	35,513	35,513	36,185

TRADEMARKS — NET	75,884	75,884	77,076

DEFERRED INCOME TAXES	147	388	5,902

OTHER ASSETS	9,616	8,934	8,739

TOTAL ASSETS	$852,730	$831,064	$827,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$63,136	$49,645	$58,845

Income taxes payable	25,171	1,019	—

Accrued liabilities	84,312	79,628	75,234

TOTAL CURRENT LIABILITIES	172,619	130,292	134,079

LONG-TERM DEBT	100,000	100,000	100,000

DEFERRED RENT UNDER LEASE COMMITMENTS	20,436	19,542	19,983

OTHER LIABILITIES	18,672	13,354	17,483

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value; 200,000,000 authorized;

75,254,095 shares, 74,935,856 shares and 74,756,789 shares issued, respectively, and 58,325,887 shares, 60,382,406 shares and 62,130,737 shares outstanding, respectively	753	749	748

Additional paid-in capital	386,768	378,955	375,246

Retained earnings	517,424	472,594	413,309

Accumulated other comprehensive (loss) income	(4,814)	(5,508)	(4,532)

Restricted stock awards	(382)	(697)	(1,047)

Treasury stock, at cost; 16,928,208 shares, 14,553,450 shares and 12,626,052 shares, respectively	(358,746)	(278,217)	(228,053)

TOTAL STOCKHOLDERS’ EQUITY	541,003	567,876	555,671

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$852,730	$831,064	$827,216

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001
(Dollar amounts in thousands)

	Twenty-Six Weeks Ended

	August 3,	August 4,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$55,017	$57,929

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	28,129	24,659

Deferred rent	894	209

Net non-cash compensation activity	330	355

Loss on disposal of property and equipment	1,751	2,038

Tax benefit from options exercised	2,393	4,214

Deferred income taxes	352	(2,639)

Changes in other assets	(682)	(2,496)

Changes in other liabilities	5,318	4,149

Changes in current assets and liabilities:

Customer accounts receivable	12,018	(15,205)

Merchandise inventories	18,595	29,335

Deferred catalog costs	2,876	2,106

Due from affiliates	1,871	356

Prepaid and other current assets	(1,950)	(4,988)

Accounts payable	13,526	(24,051)

Income taxes payable	24,149	—

Accrued liabilities	4,495	(16,728)

NET CASH PROVIDED BY OPERATING ACTIVITIES	169,082	59,243

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment, net of disposals	(50,671)	(55,579)

NET CASH USED IN INVESTING ACTIVITIES	(50,671)	(55,579)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from options exercised	5,410	4,716

Cash dividends	(10,187)	(9,420)

Purchase of treasury stock	(80,529)	(52,020)

NET CASH USED IN FINANCING ACTIVITIES	(85,306)	(56,724)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	303	(161)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,408	(53,221)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,306	69,986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,714	$16,765

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

3. FEDERAL AND STATE INCOME TAXES

         The Company has provided for income taxes based on the estimated annual effective rate method. The Company’s effective tax rate was reduced in fiscal 2002 to 37.5% due to the impact of a reorganization of the Company’s Canadian operations completed in the fourth quarter of fiscal 2001, a decrease in the overall effective state tax rate and the discontinuation of amortization of non-deductible goodwill.

4. COMPREHENSIVE INCOME

         The following is the Company’s comprehensive income for the periods ended August 3, 2002 and August 4, 2001:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Net income	$20,034	$17,816	$55,017	$57,929

Other comprehensive income:

Cumulative foreign currency translation adjustment	474	(144)	694	(874)

Comprehensive income	$20,508	$17,672	$55,711	$57,055

5. NET INCOME PER SHARE

         The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week periods ended August 3, 2002 and August 4, 2001, options to purchase 2,491 and 1,227 shares of common stock, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares. For the twenty-six week periods ended August 3, 2002 and August 4, 2001, 2,488 and 1,225 shares, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Shares for computation of basic net income per share	59,468	62,009	59,712	62,383

Effect of stock compensation plans	1,579	2,103	1,616	2,173

Shares for computation of diluted net income per share	61,047	64,112	61,328	64,556

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

         The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s and children’s classic apparel, accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 25 distinct catalog mailings per year and through its e-commerce site at www.talbots.com.

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

The following is the Stores Segment and Catalog Segment information for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001:

	Thirteen Weeks Ended

	August 3, 2002			August 4, 2001

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$323,016	$47,391	$370,407	$334,536	$49,759	$384,295

Direct profit	54,003	6,036	60,039	54,223	3,627	57,850

	Twenty-Six Weeks Ended

	August 3, 2002			August 4, 2001

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$644,714	$117,021	$761,735	$657,615	$127,752	$785,367

Direct profit	125,036	22,669	147,705	133,447	21,951	155,398

The following reconciles direct profit to consolidated income before taxes for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001:

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Total direct profit for reportable segments	$60,039	$57,850	$147,705	$155,398

Less: indirect expenses	27,984	28,880	59,678	61,204

Consolidated income before taxes	$32,055	$28,970	$88,027	$94,194

7. NEW ACCOUNTING PRONOUNCEMENTS

         On February 3, 2002, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill and certain other intangible assets (including trademarks) from an amortization method to an impairment-only approach. Upon adoption, the Company ceased amortization of goodwill and the trademarks and the assets’ fair values were reviewed for impairment. The impairment test noted no impairment of the recorded goodwill or trademarks.

Below is a summary of the Company’s goodwill and trademarks:

	August 3, 2002	February 2, 2002	August 4, 2001

Goodwill	$53,760	$53,760	$53,760

Less: accumulated amortization	18,247	18,247	17,575

	$35,513	$35,513	$36,185

Trademark	$95,371	$95,371	$95,371

Less: accumulated amortization	19,487	19,487	18,295

	$75,884	$75,884	$77,076

         Below is a reconciliation of previously reported net income and earnings per share to the amounts reported in the current year excluding the amortization of goodwill and trademarks:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Reported net income	$20,034	$17,816	$55,017	$57,929

Add: goodwill and trademark amortization, net of tax	—	703	—	1,405

Adjusted net income	$20,034	$18,519	$55,017	$59,334

Reported diluted earnings per share	$0.33	$0.28	$0.90	$0.90

Add: goodwill and trademark amortization, net of tax	—	0.01	—	0.02

Adjusted diluted earnings per share	$0.33	$0.29	$0.90	$0.92

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” As of February 3, 2002, the Company had adopted SFAS No. 144 and it did not have a significant impact on the Company’s financial statements.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, buying and occupancy expenses	63.6%	65.8%	60.0%	60.0%

Selling, general and administrative expenses	27.6%	26.3%	28.3%	27.7%

Operating income	8.8%	7.9%	11.7%	12.3%

Interest expense, net	0.1%	0.3%	0.2%	0.3%

Income before taxes	8.7%	7.5%	11.6%	12.0%

Income taxes	3.2%	2.9%	4.3%	4.6%

Net income	5.4%	4.6%	7.2%	7.4%

THE THIRTEEN WEEKS ENDED AUGUST 3, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED
AUGUST 4, 2001 (SECOND QUARTER)

         Net sales in the second quarter of 2002 were $370.4 million compared to $384.3 million in 2001, a decrease of $13.9 million, or 3.6%. Operating income was $32.6 million in the second quarter of 2002 compared to $30.2 million in the second quarter of 2001, an increase of $2.4 million or 7.9%.

         Retail store sales in the second quarter of 2002 were $323.0 million compared to $334.5 million in the second quarter of 2001, a decrease of $11.5 million, or 3.4%. The percentage of the Company’s net sales derived from its retail stores increased to 87.2% in the second quarter of 2002 compared to 87.0% in the second quarter of 2001. The decrease in retail store sales was attributable to a decrease of $28.5 million in comparable store sales, or 10.2%, from the same period in the previous year and was partially offset by sales attributable to the 46 net new stores opened in the first 26 weeks of 2002 and the 48 net non-comparable stores that opened in the last two quarters of 2001. Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

         Catalog sales in the second quarter of 2002 were $47.4 million compared to $49.8 million in the second quarter of 2001, a decrease of $2.4 million, or 4.8%. Sales generated from the Company’s internet website, www.talbots.com, are included in catalog sales. The percentage of the Company’s net sales from its catalogs and website, as a percent of total sales, decreased to 12.8% in the second quarter of 2002 compared to 13.0% in the second quarter of 2001.

         Because the Company sells a wide range of products, which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

         Cost of sales, buying and occupancy expense decreased, as a percentage of net sales, to 63.6% in the second quarter of 2002 from 65.8% in the second quarter of 2001 due to higher gross margins. The improvement in gross margin is attributable to reduced markdowns as a result of tight inventory management that enabled the Company to better match inventory levels with customer demand in fiscal 2002, and improved markon due to more favorable sourcing. Partially offsetting the gross margin improvement was an increase in store occupancy expenses, as a percent of sales, due to negative leverage from the comparable store sales decline.

         Selling, general and administrative expenses, as a percentage of net sales, increased in the second quarter of 2002 to 27.6% compared to 26.3% in the second quarter of 2001. Primarily accounting for the increase was an increase in store expenses, as a percent of sales, due to negative comparable store sales and increased expenses associated with the Company’s Classic Awards customer loyalty program. These expenses were partially offset by an increase in finance charge revenue from the Company’s proprietary credit card.

         Interest expense, net, decreased by $0.7 million to $0.5 million in the second quarter of 2002 compared to $1.2 million in the second quarter of 2001. Interest expense decreased by $0.7 million to $0.7 million due to lower borrowing rates. Interest income remained relatively flat at $0.2 million year over year. Lower interest rates on invested cash were offset by higher invested cash balances in the second quarter of 2002 over the same period in 2001. The average total debt level, including short-term and long-term bank borrowings, was $101.6 million in the second quarter of 2002 compared to $100.0 million in the second quarter of 2001. The average interest rate, including interest on short-term and long-term bank borrowings, was 2.8% in the second quarter of 2002 compared to 5.7% in the second quarter of 2001.

         The effective tax rate for the Company was 37.5% in the second quarter of 2002 versus 38.5% in 2001. The rate change is due to the recognition of the impact of a reorganization of the Company’s Canadian operations completed in the fourth quarter of fiscal 2001, a decrease in the overall effective state tax rate and the discontinuation of amortization of non-deductible goodwill.

THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 COMPARED TO THE TWENTY-SIX WEEKS
ENDED AUGUST 4, 2001

         Net sales in the first 26 weeks of 2002 were $761.7 million compared to $785.4 million in the first 26 weeks of 2001, a decrease of $23.7 million, or 3.0%. Operating income was $89.4 million in the first 26 weeks of 2002 compared to $96.6 million in the first 26 weeks of 2001, a decrease of $7.2 million, or 7.5%.

         Retail store sales in the first 26 weeks of 2002 were $644.7 million compared to $657.6 million in the first 26 weeks of 2001, a decrease of $12.9 million, or 2.0%. The percentage of the Company’s net sales derived from its retail stores increased to 84.6% in the first 26 weeks of 2002 compared to 83.7% for the first 26 weeks of 2001. The decrease in retail store sales was attributable to a decrease of $48.0 million in comparable stores sales, or 8.7%, from the same period for the previous year. This was partially offset by sales from the 46 net new stores opened in the first 26 weeks of 2002 and the 48 net non-comparable stores that opened in the last 26 weeks of 2001.

         Catalog sales in the first 26 weeks of 2002 were $117.0 million compared to $127.8 million in the first 26 weeks of 2001, a decrease of $10.8 million, or 8.5%. Sales generated from the Company’s internet website, www.talbots.com, are included in catalog sales. The percentage of the Company’s net sales from its catalogs declined to 15.4% for the first 26 weeks of 2002 compared to 16.3% in the first 26 weeks of 2001.

         Cost of sales, buying and occupancy expenses, as a percentage of sales, remained flat at 60.0% during the first 26 weeks of 2002 when compared to the same period in 2001. The Company recognized higher gross margins due to increased full price selling, reduced levels of markdown selling and increased markon due to more favorable sourcing. These improvements were offset by increased buying and occupancy expenses, as a percent of sales, due to negative leverage from the comparable store sales decline.

         Selling, general and administrative expense increased as a percentage of net sales to 28.3% in the first 26 weeks of 2002 compared to 27.7% in the first 26 weeks of 2001. This was primarily due to negative leverage on store and administrative expenses due to the decline in comparable store sales. Also, expenses related to the Company’s Classic Awards program increased in fiscal 2002 due to a “double points” customer event in March of 2002 that did not take place in the prior year. The increases in expenses were partially offset by increased finance charge revenue from the Talbots proprietary credit card and savings in marketing expenses, which include advertising and catalog production costs. As planned in 2002, the Company suspended its television advertising campaign for the first half of the year and reduced catalog circulation by approximately 11%.

         Interest expense, net, decreased by $1.1 million to $1.4 million for the first 26 weeks of 2002 compared to $2.5 million for the same period in 2001. Interest expense decreased by $1.5 million to $1.6 million due to lower borrowing rates and was partially offset by higher average debt levels. Additionally, lower interest rates reduced interest income on invested cash balances. The average total debt level, including short-term and long-term bank borrowings, was $116.4 million in the first 26 weeks of 2002 compared to $101.6 million in the first 26 weeks of 2001. The average interest rate, including interest on short-term and long-term bank borrowings, was 2.8% in the first 26 weeks of 2002 compared to 6.2% in the first 26 weeks of 2001.

         The effective tax rate for the Company was 37.5% for the first 26 weeks of 2002 compared to 38.5% in 2001. The rate change is due to the recognition of the impact of a reorganization of the Company’s Canadian operations completed in the fourth quarter of fiscal 2001, a decrease in the overall effective state tax rate and the discontinuation of amortization of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

         The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At August 3, 2002 and at August 4, 2001, the Company had no amounts outstanding under this facility. Additionally, the Company has a revolving credit facility with four banks. At August 3, 2002 and at August 4, 2001, the Company’s borrowings under this facility were $100.0 million. The Company’s working capital needs are typically at their lowest in the spring and peak during the fall selling season.

         In the first 26 weeks of 2002, cash and cash equivalents increased $33.4 million compared to a decrease of $53.2 million for the same period in 2001. The Company’s strong cash flows from operations allowed the Company to invest in property and equipment, increase its quarterly cash dividend and repurchase common stock under the Company’s stock repurchase program.

         Cash provided by operating activities increased to $169.1 million in 2002 from $59.2 million in 2001. This $109.9 million increase was mainly due to the timing of receipts and payment of merchandise inventories, the timing of income tax payments and the balances of customer accounts receivable. Inventory and related accounts payable balances throughout the first 26 weeks of fiscal 2002 were maintained at lower levels than previous years, benefiting cash flows. The change in income taxes payable is due to closer monitoring of the timing and amount of periodic tax payments during the year. Additionally, customer accounts receivable balances declined during the first 26 weeks of 2002 compared to an increase during the same period in fiscal 2001. This was primarily due to the national rollout of the Company’s Classic Awards customer loyalty program in early fiscal 2001, which was supported by in-store promotions and advertising.

         Capital expenditures, net of disposals, for the first 26 weeks of fiscal 2002 were $50.7 million compared to $55.6 million in fiscal 2001. The Company used approximately $37.6 million and $38.8 million in the first 26 weeks of fiscal 2002 and 2001, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $48.3 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, to enhance the Company’s computer information systems and to continue renovations of the Company’s corporate facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2002.

         During the 26 weeks ending August 3, 2002, the Company repurchased $80.5 million, or 2.4 million shares of its common stock. During the thirteen weeks ended August 3, 2002, the Company repurchased $33.5 million, or 917,000 shares, of its common stock under its stock repurchase program authorized by the Company’s Board of Directors on October 12, 2001, completing this program. In addition, on July 26, 2002, the Company’s Board of Directors authorized an additional stock repurchase program, which allows the Company to purchase up to $50.0 million of its shares, from time to time, over a two-year period. During the thirteen weeks ended August 3, 2002, the Company repurchased $29.2 million, or 967,352 shares, of its common stock as part of this authorization. As of August 3, 2002, the Company had $20.8 million remaining under this authorization.

         The Company’s primary ongoing cash requirements for the balance of fiscal 2002 and for fiscal 2003 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, purchase of treasury shares under the Company’s stock repurchase program and the payment of any dividends that may be declared from time to time. The Company currently anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet these requirements for such periods.*

         The payment of dividends and the amount of any dividends will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On August 13, 2002, the Company’s Board of Directors announced a quarterly dividend of $0.09 per share payable on September 16, 2002 to shareholders of record as of September 3, 2002.

The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an “asterisk” (“*”) or such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. All of the “outlook” information constitutes forward-looking information. The specialty apparel retail business is an evolving and highly competitive marketplace and such forward-looking statements may involve material known and unknown risks and uncertainties as to future events which may or may not occur, including levels of sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its e-commerce site, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns, retail economic conditions including the impact of consumer spending and consumer confidence and the impact of a highly promotional retail environment. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART II — OTHER INFORMATION

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 2002, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected to serve as directors of the Company: Arnold B. Zetcher, Toshiji Tokiwa, Peter B. Hamilton, Elizabeth T. Kennan, Yoichi Kimura, H. James Metscher, Motoya Okada, Susan M. Swain and Isao Tsuruta. There are no other directors of the Company.

The voting results were as follows:

	Total Votes For	Total Votes Withheld
	Each Director	From Each Director

Arnold B. Zetcher	51,271,741	5,857,282

Toshiji Tokiwa	51,277,918	5,851,105

Peter B. Hamilton	56,491,048	637,975

Elizabeth T. Kennan	56,365,731	763,292

Yoichi Kimura	51,040,691	6,088,332

H. James Metscher	51,508,053	5,620,970

Motoya Okada	51,273,646	5,855,377

Susan M. Swain	56,366,675	762,348

Isao Tsuruta	51,267,043	5,861,980

         The proposal to increase the number of shares reserved for issuance under the Amended and Restated 1993 Executive Stock Based Incentive Plan: 43,241,188 votes were cast in favor of such proposal, 13,818,676 votes were cast against and 69,159 votes abstained.

         The proposal to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent auditors for the 2002 fiscal year: 56,424,321 votes were cast in favor of such proposal, 685,882 votes were cast against and 18,820 votes abstained.

         The shareholder proposal concerning an independent nominating committee: 11,128,041 votes were cast in favor of such proposal, 43,002,990 votes were cast against, 402,718 votes abstained and 2,595,274 were broker non-votes.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

11.1	The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 7 of this Form 10-Q.

(b)	REPORTS ON FORM 8-K

The Company filed Current Reports on Form 8-K on May 20, 2002, August 1, 2002 and August 20, 2002 pursuant to which various agreements and documents were filed by the Company, as identified therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: September 16, 2002	By:	/s/ Edward L. Larsen Edward L. Larsen Senior Vice President, Finance, Chief Financial Officer and Treasurer

I, Arnold B. Zetcher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Talbots, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 16, 2002

/s/ Arnold B. Zetcher

Arnold B. Zetcher
Chairman of the Board, President
and Chief Executive Officer

I, Edward L. Larsen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Talbots, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 16, 2002

/s/ Edward L. Larsen

Edward L. Larsen
Senior Vice President, Finance,
Chief Financial Officer and Treasurer