Form 10-Q
period 2002-11-02
TALBOTS INC
filed 2002-12-16
CIK 912263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	December 6, 2002

Common Stock, $0.01 par value	57,503,802

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Consolidated Statements of Earnings for the Thirteen and Thirty-Nine Weeks Ended November 2, 2002 and November 3, 2001	3
Consolidated Balance Sheets as of November 2, 2002, February 2, 2002 and November 3, 2001	4
Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2002 and November 3, 2001	5
Notes to Consolidated Financial Statements	6-10
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16
Item 3: Quantitative and Qualitative Disclosures About Market Risk	16-17
Item 4: Controls and Procedures	17
PART II. OTHER INFORMATION
Item 5: Other Information	18
Item 6: Exhibits and Reports on Form 8-K	18
Signatures	19
Certifications	20-21

PART I .   FINANCIAL INFORMATION

     Item 1 .   Financial Statements

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001
(Amounts in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

NET SALES	$401,789	$393,966	$1,163,524	$1,179,333
COSTS AND EXPENSES:
Cost of sales, buying and occupancy	224,896	219,740	681,596	690,967
Selling, general and administrative	116,333	113,262	331,966	330,756

OPERATING INCOME	60,560	60,964	149,962	157,610
INTEREST:
Interest expense	783	1,648	2,424	4,802
Interest income	75	127	341	829

INTEREST EXPENSE—NET	708	1,521	2,083	3,973

INCOME BEFORE TAXES	59,852	59,443	147,879	153,637
INCOME TAXES	22,445	22,885	55,455	59,150

NET INCOME	$37,407	$36,558	$92,424	$94,487

NET INCOME PER SHARE:
Basic	$0.64	$0.60	$1.56	$1.53

Assuming Dilution	$0.63	$0.58	$1.52	$1.48

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands):
Basic	58,100	61,100	59,175	61,955

Assuming dilution	59,433	62,755	60,705	63,988

CASH DIVIDENDS PER SHARE	$0.18	$0.08	$0.35	$0.23

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NOVEMBER 2, 2002, FEBRUARY 2, 2002 AND NOVEMBER 3, 2001
(Dollar amounts in thousands except share data)

	November 2,	February 2,	November 3,
	2002	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,714	$18,306	$8,269
Customer accounts receivable — net	190,402	172,183	181,474
Merchandise inventories	216,394	183,803	236,125
Deferred catalog costs	7,229	8,341	9,356
Due from affiliates	7,541	9,618	8,476
Deferred income taxes	16,356	11,429	15,464
Prepaid and other current assets	30,361	29,089	26,512

TOTAL CURRENT ASSETS	491,997	432,769	485,676

PROPERTY AND EQUIPMENT — NET	308,415	277,576	275,562
GOODWILL — NET	35,513	35,513	35,849
TRADEMARKS — NET	75,884	75,884	76,480
DEFERRED INCOME TAXES	—	388	2,735
OTHER ASSETS	8,726	8,934	8,106

TOTAL ASSETS	$920,535	$831,064	$884,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$50,000	$—	$75,000
Accounts payable	54,207	49,645	38,522
Income taxes payable	27,307	1,019	15,218
Accrued liabilities	95,319	79,628	81,198

TOTAL CURRENT LIABILITIES	226,833	130,292	209,938
LONG-TERM DEBT	100,000	100,000	100,000
DEFERRED RENT UNDER LEASE COMMITMENTS	20,652	19,542	20,052
DEFERRED INCOME TAXES	5,972	—	—
OTHER LIABILITIES	19,574	13,354	17,311
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000,000 authorized; 75,268,013 shares, 74,935,856 shares and 74,766,371 shares issued, respectively, and 57,507,177 shares, 60,382,406 shares and 60,216,376 shares outstanding, respectively	753	749	748
Additional paid-in capital	386,992	378,955	375,450
Retained earnings	544,406	472,594	444,897
Accumulated other comprehensive loss	(4,818)	(5,508)	(5,038)
Restricted stock awards	(225)	(697)	(854)
Treasury stock, at cost; 17,760,836 shares, 14,553,450 shares and 14,549,995 shares, respectively	(379,604)	(278,217)	(278,096)

TOTAL STOCKHOLDERS’ EQUITY	547,504	567,876	537,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$920,535	$831,064	$884,408

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001
(Dollar amounts in thousands)

	Thirty-Nine Weeks Ended

	November 2,	November 3,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,424	$94,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,647	38,529
Deferred rent	1,104	293
Non-cash compensation activity	487	547
Loss on disposal of property and equipment	2,621	3,307
Tax benefit from options exercised	2,473	4,264
Deferred income taxes	1,479	(2,192)
Changes in other assets and liabilities	6,428	2,115
Changes in current assets and liabilities:
Customer accounts receivable	(18,178)	(45,987)
Merchandise inventories	(32,305)	(2,471)
Deferred catalog costs	1,112	(120)
Due from affiliates	2,077	402
Prepaid and other current assets	(2,199)	(2,247)
Accounts payable	5,277	(44,471)
Income taxes payable	26,284	19,460
Accrued liabilities	15,568	(10,737)

NET CASH PROVIDED BY OPERATING ACTIVITIES	147,299	55,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net of disposals	(75,752)	(79,941)

NET CASH USED IN INVESTING ACTIVITIES	(75,752)	(79,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable to banks	50,000	75,000
Proceeds from options exercised	5,552	4,871
Cash dividends	(20,612)	(14,390)
Purchase of treasury stock	(101,387)	(102,063)

NET CASH USED IN FINANCING ACTIVITIES	(66,447)	(36,582)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	308	(373)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,408	(61,717)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,306	69,986

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,714	$8,269

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	OPINION OF MANAGEMENT

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

3.	FEDERAL AND STATE INCOME TAXES

The Company has provided for income taxes based on the estimated annual effective rate method.

4.	COMPREHENSIVE INCOME

The following is the Company’s comprehensive income for the periods ended November 2, 2002 and November 3, 2001:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Net income	$37,407	$36,558	$92,424	$94,487
Other comprehensive income:
Cumulative foreign currency translation adjustment	(4)	(506)	690	(1,380)

Comprehensive income	$37,403	$36,052	$93,114	$93,107

5.	NET INCOME PER SHARE

The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week period ended November 2, 2002 and November 3, 2001, options to purchase 2.6 million and 1.3 million shares of common stock, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares. For the thirty-nine week periods ended November 2, 2002 and November 3, 2001, 2.5 million and 1.2 million shares, respectively, were not included in the computation of diluted net income per share.

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Shares for computation of basic net income per share	58,100	61,100	59,175	61,955
Effect of stock compensation plans	1,333	1,655	1,530	2,033

Shares for computation of diluted net income per share	59,433	62,755	60,705	63,988

6.	SEGMENT INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, its retail stores (the “Stores Segment”), which includes the Company’s United States, Canada and United Kingdom retail store operations, and its catalog operations (the “Catalog Segment”), which includes both catalog and internet operations.

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

The following is the Stores Segment and Catalog Segment information for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001:

	Thirteen Weeks Ended

	November 2, 2002			November 3, 2001

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$339,675	$62,114	$401,789	$325,682	$68,284	$393,966
Direct profit	73,087	15,042	88,129	72,353	15,871	88,224

	Thirty-Nine Weeks Ended

	November 2, 2002			November 3, 2001

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$984,389	$179,135	$1,163,524	$983,297	$196,036	$1,179,333
Direct profit	198,123	37,711	235,834	205,799	37,822	243,621

The following reconciles direct profit to consolidated income before taxes for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Total direct profit for reportable segments	$88,129	$88,224	$235,834	$243,621
Less: indirect expenses	28,277	28,781	87,955	89,984

Consolidated income before taxes	$59,852	$59,443	$147,879	$153,637

7.	NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2002, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill and certain other intangible assets (including trademarks) from an amortization method to an impairment-only approach. Upon adoption, the Company ceased amortization of goodwill and the trademarks and the assets’ fair values were reviewed for impairment. The initial impairment test noted no impairment of the recorded goodwill or trademarks. Below is a summary of the Company’s goodwill and trademarks:

	November 2, 2002	February 2, 2002	November 3, 2001

Goodwill	$53,760	$53,760	$53,760
Less: accumulated amortization	18,247	18,247	17,911

	$35,513	$35,513	$35,849

Trademark	$95,371	$95,371	$95,371
Less: accumulated amortization	19,487	19,487	18,891

	$75,884	$75,884	$76,480

Below is a reconciliation of previously reported net income and earnings per share to the amounts reported in the current year excluding the amortization of goodwill and trademarks:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Reported net income	$37,407	$36,558	$92,424	$94,487
Add: goodwill and trademark amortization, net of tax	—	702	—	2,107

Adjusted net income	$37,407	$37,260	$92,424	$96,594

Reported diluted earnings per share	$0.63	$0.58	$1.52	$1.48
Add: goodwill and trademark amortization, net of tax	—	0.01	—	0.03

Adjusted diluted earnings per share	$0.63	$0.59	$1.52	$1.51

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” As of February 3, 2002, the Company adopted SFAS No. 144 which did not have a significant impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material impact on the Company’s financial statements.

Item 2 .   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	56.0%	55.8%	58.6%	58.6%
Selling, general and administrative expenses	29.0%	28.8%	28.5%	28.1%
Operating income	15.1%	15.5%	12.9%	13.4%
Interest expense, net	0.2%	0.4%	0.2%	0.3%
Income before taxes	14.9%	15.1%	12.7%	13.0%
Income taxes	5.6%	5.8%	4.8%	5.0%
Net income	9.3%	9.3%	7.9%	8.0%

THE THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 (THIRD QUARTER)

     Net sales in the third quarter of 2002 were $401.8 million compared to $393.9 million in 2001, an increase of $7.9 million or 2.0%. Operating income was $60.6 million in the third quarter of 2002 compared to $61.0 million in the third quarter of 2001, a decrease of $0.4 million or 0.7%.

     Retail store sales in the third quarter of 2002 were $339.7 million compared to $325.7 million in the third quarter of 2001, an increase of $14.0 million, or 4.3%. The percentage of the Company’s net sales derived from its retail stores increased to 84.5% in the third quarter of 2002 compared to 82.7% in the third quarter of 2001. Store sales increased during the quarter due to sales relating to the 28 net new stores opened in the third quarter of 2002, the 46 net new stores opened in the first two quarters of 2002, the 13 net non-comparable stores that opened in the fourth quarter of 2001 and the 35 net non-comparable stores that opened in the third quarter of 2001. This was partially offset by a decrease of $8.7 million in comparable stores sales, or 3.2%, compared to the same period last year. Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Talbots Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     Catalog sales in the third quarter of 2002 were $62.1 million compared to $68.2 million in the third quarter of 2001, a decrease of $6.1 million, or 8.9%. Sales generated from the Company’s internet website, www.talbots.com, are included in catalog sales. The percentage of the Company’s net sales from its catalogs and website, as a percent of total sales, decreased to 15.5% in the third quarter of 2002 compared to 17.3% in the third quarter of 2001. The decline in catalog sales as a percent of total sales was due to total store sales increasing during the quarter while catalog sales decreased. The decrease in catalog sales is, in part, due to a planned reduction of 16% in catalog circulation during the third quarter of fiscal 2002 compared to the prior year. To improve overall catalog profitability the Company reduced catalog circulation through the elimination of less productive catalogs and focused the distribution of catalogs to proven customers. Additionally, during the third quarter of fiscal 2002, the Company experienced softness in initial response to its major fall books. This softness was partially offset by the performance of smaller books and re-mails of the major books. The Company continues to monitor and adjust as appropriate the timing and circulation of its catalogs to maximize overall profitability.

     Because the Company sells a wide range of products, which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     During fiscal 2002, the United States experienced a dockworkers strike that disrupted the flow of merchandise through West Coast ports. The Company anticipated the strike and implemented contingency plans, rerouting some merchandise and taking some early receipts of fall and holiday merchandise. As a result, the Company did not have any significant disruption to its product flows in the third quarter and at this time does not anticipate any material financial impact to its current and fourth quarter deliveries.*

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 56.0% in the third quarter of 2002 from 55.8% in the third quarter of 2001. Buying and store occupancy expenses increased, in both total dollars and as a percent of sales, due to negative leverage from the comparable store sales decline. This was largely offset by improvements in merchandise gross margin attributable to improved merchandise markon from more favorable sourcing.

     Selling, general and administrative expenses, as a percentage of net sales, increased in the third quarter of 2002 to 29.0% compared to 28.8% in the third quarter of 2001. The increase was due to an increase in marketing expenses, in both total dollars and as a percent of sales, following the reinstatement of the Company’s fall television advertising campaign in September 2002. No such advertising event occurred in 2001. This was partially offset by savings in catalog production costs from reduced catalog circulation and by additional finance charge revenue generated from increased usage of the Company’s proprietary credit card.

     Interest expense, net, decreased by $0.8 million to $0.7 million in the third quarter of 2002 compared to $1.5 million in the third quarter of 2001. Interest expense decreased by $0.8 million from $1.6 million in 2001 to $0.8 million in 2002. This decrease was primarily due to lower borrowing rates and lower debt levels during the third quarter 2002 compared to the same period in 2001. The average total debt level, including short-term and long-term bank borrowings, was $116.5 million in the third quarter of 2002 compared to $150.1 million in the third quarter of 2001. The average interest rate, including interest on short-term and long-term bank borrowings, was 2.7% in the third quarter of 2002 compared to 4.4% in the third quarter of 2001.

     The effective tax rate for the Company was 37.5% in the third quarter of 2002 compared to 38.5% in the third quarter of 2001. The rate change is due to the recognition of the impact of a reorganization of the Company’s Canadian operations completed in the fourth quarter of fiscal 2001, a decrease in the overall effective state tax rate and the discontinuation of amortization of non-deductible goodwill.

     THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001.

     Net sales in the first 39 weeks of 2002 were $1,163.5 million compared to $1,179.3 million in the first 39 weeks of 2001, a decrease of $15.8 million, or 1.3%. Operating income was $150.0 million in the first 39 weeks of 2002 compared to $157.6 million in the first 39 weeks of 2001, a decrease of $7.6 million, or 4.8%.

     Retail store sales in the first 39 weeks of 2002 were $984.4 million compared to $983.3 in the first 39 weeks of 2001, an increase of $1.1 million, or 0.1%. The percentage of the Company’s net sales derived from its retail stores increased to 84.6% in the first 39 weeks of 2002 versus 83.4% in the first 39 weeks of 2001. The increase in retail store sales was attributable to sales from the 74 net new stores opened in the first 39 weeks of 2002 and the 48 net non-comparable stores that opened in the second half of 2001. This was largely offset by a decrease of $56.7 million in comparable store sales, or 6.9%, from the same period for the previous year.

     Catalog sales in the first 39 weeks of 2002 were $179.1 million compared to $196.0 million in the first 39 weeks of 2001, a decrease of $16.9 million, or 8.6%. The percentage of the Company’s net sales from its catalogs declined to 15.4% for the first 39 weeks of 2002 compared to 16.6% for the first 39 weeks of 2001. The decline in catalog sales as a percent of total sales is due to total store sales remaining flat compared to the prior year while catalog sales decreased. In anticipation of softening catalog demand, the Company reduced catalog circulation by 13% for the

39 weeks ended November 2, 2002 compared to the same period in the prior year. This was accomplished through the elimination of less productive catalogs and a more focused distribution of catalogs to proven customers. For the 39 weeks ended November 2, 2002 sales declined 8.6% from the prior year; however, catalog direct profit declined only 0.3%. Included in the reduction of catalogs is the elimination of the four separate Talbots Woman catalogs. Talbots Woman products are now line listed in existing Talbots base catalogs.

     Cost of sales, buying and occupancy expenses, as a percentage of sales, remained flat at 58.6% during the first 39 weeks of 2002 when compared to the same period in 2001. The Company recognized higher merchandise gross margins due to tighter inventory controls and improved sourcing related markon. These improvements were entirely offset by increased buying and occupancy expenses, as a percent of sales, due to negative leverage from the comparable store sales decline.

     Selling, general and administrative expenses increased as a percentage of net sales to 28.5% in the first 39 weeks of 2002 compared to 28.1% in the first 39 weeks of 2001. The increase was primarily due to the ongoing cost of the Company’s Classic Awards Program as well as negative leverage on store payroll costs due to negative comparable store sales. This was partially offset by growth in finance charge income associated with the increase in customer accounts receivable and also a reduction in catalog production costs.

     Interest expense, net, decreased by $1.9 million to $2.1 million for the first 39 weeks of 2002 compared to $4.0 million for the first 39 weeks of 2001. Interest expense decreased by $2.4 million from $4.8 million in 2001 to $2.4 million in 2002 due to lower borrowing rates and lower average debt levels. Additionally, lower interest rates reduced interest income on invested cash balances. The average total debt level, including short-term and long-term bank borrowings, was $116.4 million in the first 39 weeks of 2002 compared to $117.8 million in the first 39 weeks of 2001. The average interest rate, including interest on short-term and long-term bank borrowings, was 2.8% in the first 39 weeks of 2002 compared to 5.4% in the first 39 weeks of 2001.

     The effective tax rate for the Company was 37.5% for the first 39 weeks of 2002 compared to 38.5% for the first 39 weeks of 2001. The rate change is due to the recognition of the impact of a reorganization of the Company’s Canadian operations completed in the fourth quarter of fiscal 2001, a decrease in the overall effective state tax rate and the discontinuation of amortization of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At November 2, 2002 and November 3, 2001, the Company had $50.0 million and $75.0 million, respectively, in short-term borrowings outstanding under this facility. Additionally, the Company has a revolving credit facility with four banks. At November 2, 2002 and November 3, 2001, the Company’s borrowings under this facility were $100.0 million. Also, the Company has two letter-of-credit banking agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. At November 2, 2002 and November 3, 2001, the Company held $83.2 million and $78.5 million, respectively, in purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first 39 weeks of 2002, cash and cash equivalents increased $5.4 million compared to a decrease of $61.7 million for the same period in 2001. The increase in cash and cash equivalents was primarily due to strong operating cash flows, allowing the Company to reduce its borrowing levels from the previous year while continuing to repurchase treasury shares and invest in property, plant and equipment at levels consistent with the prior year.

     Cash provided by operating activities increased to $147.3 million in 2002 from $55.2 million in 2001. This $92.1 million increase in cash flows was mainly due to the timing of receipts and payments of merchandise inventories and the change in customer accounts receivable balances. Inventory and related accounts payable balances throughout the first 39 weeks of fiscal 2002 were maintained at lower levels than previous years, benefiting cash flows. Additionally, customer accounts receivable balances increased at a lower rate in the first 39 weeks of 2002 compared to the same period in fiscal 2001. This was primarily due to the national rollout of the Company’s Classic Awards customer loyalty program in early fiscal 2001, which was supported by in-store promotions and advertising.

     Capital expenditures, net of disposals, for the first 39 weeks of fiscal 2002 were $75.8 million compared to $79.9 million in fiscal 2001. Of the total $75.8 million in capital expenditures, the Company used approximately $62.3 million and $57.4 million in the first 39 weeks of fiscal 2002 and 2001, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $23.2 million in additional capital expenditures primarily for the opening of new stores and expanding and renovating existing stores, enhancements to the Company’s computer information systems and for continued expansions of the Company’s corporate facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule for its capital expenditure activity during the remainder of fiscal 2002.

     During the 13 weeks ended November 2, 2002, the Company repurchased $20.8 million, or 831,000 shares of its common stock, completing a $50.0 million repurchase program that was approved by the Board of Directors in July 2002. Through the first 39 weeks of 2002, the Company repurchased, under its stock repurchase program, a total of $100.0 million, or 3.2 million shares, at an average price of $31.59.

     On October 31, 2002, the Company’s Board of Directors authorized an additional extension of the stock repurchase program, which would allow the Company to purchase up to $50.0 million in additional shares, from time to time, over a two year period. Under this new repurchase program, the Company will purchase a pro rata number of shares from its majority shareholder, AEON (U.S.A.), Inc., which will maintain substantially the same percentage ownership balance in the Company between AEON (U.S.A.), Inc. and the public shareholders. Currently, approximately 59% of Talbots outstanding shares are owned by AEON (U.S.A.), Inc., a wholly-owned subsidiary of AEON Co., Ltd, a Tokyo-based international retailer. The other 41% of the outstanding shares are publicly owned.

     The combination of a low interest rate environment and the continued poor performance of the equity markets has adversely impacted the funded status of the Company’s non-contributory defined benefit pension plan. While the Company has no requirement under the Employee Retirement Income Security Act (ERISA) to contribute to the plan in 2002, it currently expects to contribute $8 million in cash to the plan during the fourth quarter. Under current accounting guidelines, if the plan’s accumulated benefit obligation liability exceeds the current market value of the plan’s assets, the excess must be recorded as a charge to shareholder’s equity. Such a charge would not impact current earnings. If interest rates remain at current levels and the equity markets do not improve, the Company may be required at year-end to record an additional minimum pension liability and a non-cash charge to equity of approximately $11 to $12 million, net of tax.

     The Company’s primary ongoing cash requirements through the end of fiscal 2002 and for fiscal 2003 are expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and the payment of any dividends that may be declared from time to time. The Company anticipates that cash from operating activities and from its borrowing facilities will be sufficient to meet its currently expected cash requirements for approximately the next 12 to 18 months. *

     The payment of dividends and the amount of any dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On October 31, 2002, the Company’s Board of Directors approved a quarterly dividend of $0.09 per share payable on December 16, 2002 to shareholders of record as of December 2, 2002.

Item 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     The Company has $100.0 million of variable rate borrowings outstanding under its revolving credit agreements, which approximate fair market value. A hypothetical 10% adverse change in interest rates for this variable debt rate would have an approximate $26,000 and $77,000 negative impact on the Company’s earnings and cash flows for a 13-week and 39-week period, respectively.

     The Company enters into certain purchase obligations outside the United States, which are predominately settled in U.S. dollars, and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial. In addition, the Company opened one store in Canada and no stores in the United Kingdom during the 39 weeks ended 2002. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 4-CONTROLS AND PROCEDURES

     The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q and have found the disclosure controls and procedures to be effective. Except as noted below, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses in the Company’s internal controls found.

     Beginning on November 3, 2002 the Company converted to new Oracle based financial systems. The conversion was made to improve the Company’s internal and external reporting systems. Reported information for the quarter ended November 2, 2002 was prepared under the predecessor systems. Year-end financial statements will be prepared using the new systems. Management has conducted detailed testing of the new systems and believes that the conversion will not impair the Company’s ability to timely report its financial results.

     The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an “asterisk” (“*”) or such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. All of the “outlook” information constitutes forward-looking information. The specialty apparel retail business is an evolving and highly competitive marketplace and such forward-looking statements may involve material known and unknown risks and uncertainties as to future events which may or may not occur, including levels of sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its e-commerce site, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns, retail economic conditions including consumer spending, consumer confidence, a highly uncertain economy and a volatile stock market, possible hostilities in the Middle East, and the impact of a highly promotional retail environment. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART II .   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

     ITEM 6 .   EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

11.1	The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 7 of this Form 10-Q.

(b)	REPORTS ON FORM 8-K

The Company filed Current Reports on Form 8-K on August 22, 2002 and September 16, 2002 pursuant to which various agreements and documents were filed by the Company as identified therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: December 13, 2002	By:	/s/ Edward L. Larsen

Edward L. Larsen Duly authorized officer and Senior Vice President of Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

I, Arnold B. Zetcher, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of The Talbots, Inc. (the “Registrant”);

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Arnold B. Zetcher

Arnold B. Zetcher
Chairman of the Board, President and Chief Executive Officer

I, Edward L. Larsen, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of The Talbots, Inc. (the “Registrant”);

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Edward L. Larsen

Edward L. Larsen
Senior Vice President, Finance, Chief Financial Officer and Treasurer