Form 10-K
period 2003-02-01
TALBOTS INC
filed 2003-04-22
CIK 912263

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 1, 2003	Commission File Number 1-12552

THE TALBOTS, INC.

One Talbots Drive

Hingham, MA 02043
(781) 749-7600

Incorporated in Delaware	I.R.S. No. 41-1111318

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

      Indicate by check mark whether the registrant; (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑

      The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of August 3, 2002 (for this purpose, deemed to refer to all persons and entities other than executive officers, directors and 10% or more shareholders) based on the closing sale price on the New York Stock Exchange composite tape on August 3, 2002 was approximately $617 million.

      Number of shares outstanding of the registrant’s common stock as of April 1, 2003: 57,215,650

Documents Incorporated by Reference:

      Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

THE TALBOTS, INC.

Annual Report on Form 10-K for the Fiscal Year Ended February 1, 2003

PART I

Item 1.     Business.

General

      The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Talbots” or the “Company”), is a leading national specialty retailer and cataloger of women’s, children’s and men’s classic apparel, accessories and shoes. Over the past ten years, the Company has implemented an aggressive store expansion program, with the number of stores increasing from 286 at the end of 1992 to 886 at the end of 2002. During 2002, Talbots issued 25 separate catalogs with a combined circulation of approximately 49.8 million. In 1999, the Company began offering its merchandise on the Internet at www.talbots.com. Sales through the Company’s website are reported with catalog sales. Total Company net sales were approximately $1,595.3 million in 2002, of which retail store sales were approximately $1,347.9 million and catalog sales were approximately $247.4 million.

      Talbots follows the National Retail Federation’s fiscal calendar. Where a reference is made to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. Therefore, “2002” refers to the 52-week fiscal year ended February 1, 2003, “2001” refers to the 52-week fiscal year ended February 2, 2002 and “2000” refers to the 53-week fiscal year ended February 3, 2001. Since Talbots fiscal 2002 and 2001 were 52-week years and fiscal 2000 was a 53-week year, comparable store sales are reported in this Annual Report on a 52-week basis.

      Talbots offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own branded merchandise in misses, petites, woman’s and woman’s petite sizes. Talbots Kids offers an assortment of high quality classic clothing and accessories for infants, toddlers, boys and girls. In October 2002, the Company introduced a test concept, Talbots Mens, through a catalog launch, which offers a distinguished line of classic men’s sportswear.

      Talbots merchandising strategy focuses on achieving a “classic look” that emphasizes timeless styles and quality. Talbots stores, catalogs and Internet website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric and fit of Talbots merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its customers are college-educated and employed, primarily in professional and managerial occupations, and are attracted to Talbots by its focused merchandising strategy, personalized customer service and continual flow of high quality, reasonably priced classic merchandise.

      Talbots has established a market niche as a brand in women’s and children’s classic apparel, accessories and shoes. In 2002, over 99% of the Company’s merchandise consisted of styles that were sold exclusively under the Talbots label. Most of this merchandise is manufactured to the specifications of the Company’s technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors.

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

      The first Talbots store was opened in 1947 in Hingham, Massachusetts, by Rudolph and Nancy Talbot. The first Talbots catalog was issued the following year with a circulation of approximately 3,000. Additional stores were opened beginning in 1955, and there were a total of five Talbots stores by 1973, at which time the Company was acquired by General Mills, Inc. Talbots continued to expand and grew to 126 stores by June 1988. In June 1988, AEON (U.S.A.), Inc. (“AEON U.S.A.”), formerly Jusco (U.S.A.), Inc., acquired Talbots (the “Acquisition”). AEON U.S.A. is a wholly owned subsidiary of AEON Co., Ltd. (“AEON”), formerly Jusco Co., Ltd., a Japanese retail conglomerate. On November 18, 1993, the Company effected an initial public offering of its common stock (the “Offering”), issuing approximately 25.2 million shares of common stock. Subsequent to the Offering, AEON U.S.A. has remained the Company’s majority shareholder, and at February 1, 2003 owned approximately 58.6% of the outstanding common stock of the Company.

      The Company has grown significantly since the Acquisition by adding stores and developing new complementary business concepts that capitalize on the strength of the Talbots name and its loyal customer base. By February 1, 2003, the number of stores increased to 886 and were located in 46 states, the District of Columbia, Canada and the United Kingdom. This included 464 Talbots Misses stores (including 19 Misses stores in Canada and five Misses stores in the United Kingdom), 236 Talbots Petites stores (including two Petites stores in Canada), 41 Talbots Accessories & Shoes stores, 63 Talbots Kids stores, 58 Talbots Woman stores and 24 Talbots Outlet stores.

      Talbots catalog business has also undergone changes. The circulation of catalogs has been reduced by 17% from 60.2 million catalogs in 1992 to 49.8 million catalogs in 2002. This circulation reduction has been an integral part of a strategy to better focus the distribution of catalogs to proven customers.

      In 1999, Talbots went live with its website, www.talbots.com. This distribution channel is a natural extension of the Company’s existing store and catalog channels. The same broad assortment of Talbots existing store and catalog classic merchandise is available online with one-stop shopping for Talbots Misses, Petites, Woman, Accessories & Shoes, Kids and Mens apparel. The Company’s existing catalog fulfillment and customer service infrastructure manages orders taken over the Internet and complements this new channel of distribution. In fiscal 2002, approximately 24% of total catalog sales were attributed to the website.

      Information concerning the Company’s retail store business and the Company’s catalog and Internet business and certain geographic information is contained in Note 11 of the Company’s consolidated financial statements included in this Form 10-K and is incorporated in this Item 1 by reference.

Strategy

      The key elements of the Company’s strategy are to: (1) maintain its strong competitive position in the classic niche by providing consistently classic women’s, children’s and men’s apparel, accessories and shoes, (2) continue to operate as a predominantly branded merchandise retailer, (3) maintain its posture as a limited promotion retailer, (4) continue to capitalize on its complementary store, catalog and Internet operations, (5) continue to provide superior customer service and (6) offer a broad mix of store location types.

      Market Niche in Classic Apparel. Talbots offers a distinctive collection of women’s sportswear, casual wear, dresses, coats, sweaters, accessories and shoes and kids apparel consisting almost exclusively of the Company’s own branded merchandise. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. In October 2002, the Company began offering a limited assortment of men’s apparel featuring sportswear under the Talbots branded label. An important aspect of the Company’s marketing strategy is wardrobing the customer from “head-to-toe.” The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, accessories and shoes will be affected by sudden changes in fashion trends.

      Talbots Brand. The clothing assortment under the Talbots brand exceeded 99% of inventory in 2002. Sales of branded merchandise generally provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establishes Talbots identity as a brand of women’s, children’s and, beginning in 2002, men’s classic apparel.

      The Company believes that the quality and value of its classic merchandise are key competitive factors. Talbots merchandise is manufactured to the specifications of the Company’s technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors. The Company continually monitors its manufacturers to ensure that apparel purchased by the Company is of consistent fit and high quality.

      Limited Promotion Retailer. The Company positions itself as a limited-promotion retailer. Talbots typically holds only four major sale events a year in its stores, consisting of two mid-season and two end-of-season clearance sales. All mid-season and end-of-season store sale events are held in conjunction with catalog sales events. No other major promotional sale events are typically held. However, the Company does offer a variety of traffic and sales driving events through its stores, catalog and website, which augment its traditional sale calendar. The Company believes that its strategy of limiting its promotional events reinforces the integrity of its regular prices.

      Complementary Store, Catalog and Internet Operations. The Company’s strategy is to operate its stores, catalogs and website as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs or online. The Company believes that the synergy across these distribution channels offers an important convenience to its customers, provides a competitive advantage to the Company and is an important element in identifying new store sites.

      Talbots catalogs and website provide customers with a broader selection of sizes and colors than its stores. In each of its United States stores, Talbots offers a “Red Line” phone which connects the store customer directly to a catalog telemarketing sales associate. This service can be used by store customers to order a particular size or color of an item that is not available or is sold out in the store. A reduced shipping and handling charge is provided to customers who use the “Red Line” phone service. In addition to providing customers the convenience of ordering Talbots merchandise, the Company generally uses its catalogs and website to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. Merchandise can be easily returned or exchanged at any Talbots store or returned to the Company by mail.

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

      In conjunction with the Company’s well-established catalog operation, there is a strong infrastructure in place to support its website, www.talbots.com, including the Company’s existing distribution and fulfillment capabilities. As with catalog merchandise, items can be easily returned or exchanged at any Talbots store or returned to the Company by mail. The Company believes that this channel of business is a natural complement to the store and catalog operations, and has the potential to become a significant growth opportunity. In fiscal 2002, Internet sales accounted for approximately 24% of total catalog sales compared to 17% in fiscal 2001.

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

      Broad Mix of Store Locations. The Company believes that providing a broad mix of store location types helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient and consistent with its image. As of February 1, 2003, the Company had 41% of its stores in malls, 37% in specialty centers, 10% in village locations, 7% as freestanding stores, 3% in outlet locations and 2% in urban locations.

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

      Branded Merchandise Design and Purchasing. Talbots branded merchandise is designed and produced through the coordinated efforts of the Company’s merchandising and manufacturing teams. These teams consist of the New York-based Talbots product development office, the Hingham-based buying and manufacturing staff and the Hong Kong-based production office. Styles for Talbots branded merchandise are developed based upon prior years’ sales history and current fashion trends for each of the Company’s two main seasons, spring and fall.

      The New York-based Talbots product development office oversees the conceptualization of Talbots merchandise. This initial product determination concerns styling, color, and fabrication recommendations. The development process begins approximately nine to twelve months before the expected in-house delivery date of the merchandise.

      In conjunction with the merchandise developed by the product development team and quantified by the buying organization, the Company’s Hingham-based technical design and performance testing staff work to determine the technical specifications of virtually all of the Company’s branded merchandise. In addition to preparing the initial specifications, this group also reviews the first fit sample together with the product development team, ensuring that the creative intent is preserved. Subsequent fit samples are evaluated on fit and quality characteristics, ensuring that specifications and quality standards are met.

      The Company’s Hingham-based buying staff is responsible for the quantification of specific merchandise and departmental needs and plans. These plans are used by the sourcing staff to place specific item orders on styles developed with the product development office and with the various merchandise vendors. The Hong Kong-based production office coordinates with the Hingham-based sourcing staff the product purchases made in Hong Kong, Macau, and Southern China.

      Sourcing. In 2002, Talbots purchased approximately 72% of its merchandise directly from offshore vendors, and the remaining 28% through domestic-based vendors. During the year, the Company’s Hong Kong office accounted for approximately 46% of Talbots total direct offshore sourcing, with the remaining 54% being handled through various agents. In fiscal 2002, approximately 33% of Talbots merchandise was sourced through Hong Kong.

      In order to diversify the Company’s sourcing operations, additional exclusive overseas sourcing offices have been established in Jakarta, Indonesia, in Bangkok, Thailand and in Singapore. Under the terms of an agreement between the Company and Eralda Industries (“Eralda”), a long-time supplier of the Company, Eralda serves as the Company’s exclusive agent and has established these offices to serve the Company in this capacity.

      In addition to the Company’s office in Hong Kong, which deals with local manufacturers, and the sourcing arrangement with Eralda, Talbots utilizes non-exclusive agents in Japan, Korea, Italy, Portugal, Spain and Brazil plus domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to ensure that no one company or country is responsible for a disproportionate amount of Talbots merchandise. Directly sourced merchandise is currently manufactured to the Company’s specifications by independent foreign factories located primarily in Hong Kong and other provinces of China and in South Korea, in Asia, and primarily Italy, in Europe.

      The Company’s domestic vendors include those who either manufacture their own merchandise or supply merchandise manufactured by others, as well as vendors that are both manufacturers and suppliers. Most of Talbots Hong Kong and other foreign vendors manufacture their own merchandise. The Company believes that, consistent with the practices of the retail apparel industry as a whole, many of its domestic suppliers import a significant portion of their merchandise from abroad.

      The Company typically transacts business on an order-by-order basis; however, fabric and production projections are placed with mills and vendors to better address fulfillment and replenishment objectives. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company monitors its vendors for compliance with the Fair Labor Standards Act and believes that it has good relationships with its vendors. Additionally, as the number of Talbots stores increases, the Company believes that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. The Company does business with virtually all of its vendors in United States currency.*

      In light of the current and potential hostilities in the Middle East and other geographic areas, the Company’s sourcing operations may in the future be affected from time to time in varying degrees. Both the likelihood of such occurrences and their overall effect upon the Company are difficult to predict and the Company will take all measures possible to minimize the impact of such occurrences.*

Expansion

      An important aspect of the Company’s business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. The Company has grown significantly over the past ten years, with the number of stores increasing from 286 at the end of 1992 to 886 at the end of 2002. During that time, store net sales increased from approximately $495.0 million in 1992 to approximately $1,347.9 million in 2002. During fiscal 2002 Talbots opened a net of 86 new stores.

      In addition to expanding its core Misses business, the Company has introduced complementary new business concepts, Talbots Petites, Talbots Kids, Talbots Accessories & Shoes, Talbots Woman, Talbots Woman Petites, Talbots Collection and in 2002, Talbots Mens.

      In 1984 Talbots began offering merchandise in petites sizes in its catalogs, and in 1985 opened its first Talbots Petites store. During 1989, Talbots stores began to carry a selection of Talbots Petites merchandise, and the Company opened three additional Talbots Petites stores in 1990 as the beginning of its strategy to expand the Talbots Petites business. At February 1, 2003, 236 Talbots Petites stores were open, and virtually every item of women’s apparel in the catalog is offered in both misses and petites sizes.

      In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment of infants and toddlers apparel. By the end of 2002, 63 Talbots Kids stores were open. Also in 2002, four separate Talbots Kids catalogs were circulated nationally. The Company will continue to position Talbots Kids as a brand that offers a complete assortment of high quality classic children’s clothing and accessories.*

      During 1994, Talbots introduced Talbots Accessories & Shoes in two catalogs devoted to this category. The Company opened five Talbots Accessories & Shoes stores in September 1995 and operated 41 stores at the end of 2002. A limited collection of this merchandise is offered in each major catalog, in virtually all stores and, in 2002, in two separate catalogs.

      In 1998, the Company introduced two new concepts, Talbots Woman and Talbots Collection. Talbots Woman was developed for customers wearing sizes 12W to 24W who seek the same classic styling, high quality and fit as the Company’s misses and petites customers. It was introduced as a department in seven existing Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs. In 2001, the Company expanded the concept with the introduction of Talbots Woman Petites, which focuses on fuller-figured women 5’4” and under. In 2002, the Company opened 23 new Talbots Woman stores and eliminated separate catalogs in favor of incorporating Talbots Woman sizes in all major catalogs. At February 1, 2003, 58 Woman stores were open and an assortment of Talbots Woman apparel was offered in nine additional Talbots stores. Additionally, Talbots Woman Petites sizes are offered in most stores with a Talbots Woman assortment.

      Talbots Collection is a test concept that was developed for those customers seeking an upper-tier, well-defined selection of apparel featuring more luxurious fabrics and sophisticated styling. It is presented as a separate department in 95 existing Talbots Misses stores. The Company continues to use this concept to test new fabrics and fashion trends which may be incorporated into the core misses and petites lines.

      In the fall of 2002, the Company introduced its Talbots Mens concept in a separate catalog and also included items in its annual holiday catalog. The line features classic sportswear and dress furnishings with an emphasis on detail and quality, consistent with the Company’s other concepts. In 2003, the Company anticipates opening a total of six Talbots Mens stores along with presenting merchandise in two separate catalogs and on its Internet website.*

      The Company currently anticipates opening approximately 92 new stores (including Misses, Petites, Accessories & Shoes, Kids, Woman and Mens stores) in fiscal 2003. The Company’s ability to continue to expand its store base will be dependent upon a number of factors, including its overall sales performance, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations and the ability to negotiate acceptable lease terms for new locations.*

Stores

      Misses stores generally range in size from 3,700 to 6,500 gross square feet; with a typical store averaging approximately 4,900 gross square feet. Talbots Petites, Woman and Kids stores generally measure 2,600, 3,400 and 3,500 gross square feet, respectively. Talbots Accessories & Shoes stores generally measure 1,800 gross square feet. Talbots Mens stores will generally measure 4,000 gross square feet. Approximately 75%-80% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

      In certain markets, the Company has created Talbots “superstores” by placing two or more other Talbots concepts in close proximity to a Misses store. Together, these stores feature at least three Talbots business concepts — Misses, Petites, Kids, Woman and/or Accessories & Shoes — in order to create a one-stop shopping environment. At February 1, 2003, the Company operated 88 superstores. Additionally Talbots “flagship” stores are Misses stores which are operated to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Chicago, San Francisco, London and Toronto, and are significantly larger than the average Misses store.

      The Company utilizes Talbots Outlet stores that are separate from its retail stores to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores primarily for the sale of past season and “as is” merchandise. At February 1, 2003, the Company operated 24 Talbots Outlet stores.

      Talbots stores, except Mens, are distinguished by a signature red door. Each interior is designed to have a gracious and comfortable residential feel. This interior design theme is consistently used in all Talbots Misses, Petites, Woman and Accessories and Shoes stores to promote familiarity, ease of shopping and cost savings in the design and construction of new stores. Talbots Kids stores also have the signature red doors and are designed to create a light atmosphere. Talbots Mens stores will be masculine yet complementary to the Company’s Misses stores. Talbots Mens interior design will include natural woods, polished slate and granite tile, and stained wood doors with glass center panels. Management provides guidelines for merchandise display to the stores throughout the year.

Talbots Catalog and Internet

      Since 1948, the Company has used its catalog to offer customers convenience in ordering Talbots merchandise. In 2002, the Company issued 25 separate catalogs with a combined circulation of approximately 49.8 million, including catalogs sent to stores for display and general distribution. During 2002, the catalog sales segment represented approximately 15.5% of total Company sales. Catalog circulation has included: base catalogs offering the broadest assortment of Talbots merchandise; specialty catalogs such as the Classics That Work series featuring career clothing; Talbots Kids catalogs; Talbots Accessories & Shoes catalogs; Talbots Mens; and sale catalogs. In addition to providing customers convenience in ordering Talbots merchandise, the

Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic.

      The Company utilizes computer applications, which employ mathematical models to improve the efficiency of its catalog mailings through refinement of its customer list. A principal factor in improving customer response has been the Company’s development of its own list of active customers. By monitoring customer interest, such as the frequency and dollar amount of purchases and the date of last purchase, the Company is able to update and refine this customer list, improving the efficiency of catalog mailings. The Company complies with the Direct Marketing Association’s policy recommendations insuring that customer privacy is not compromised.

      The Company attempts to make catalog shopping as convenient as possible. It maintains a toll-free number, accessible 24 hours a day, seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. It maintains telemarketing centers in Knoxville, Tennessee and Hingham, Massachusetts, which are linked by computer and telephone and are designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable sales associates located at the telemarketing centers who utilize online computer terminals to enter customer orders and to retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In both the Hingham and Knoxville telemarketing centers, sales associates are able to refer to current catalog items in a sample store, allowing them access to merchandise as they assist customers.

      The Company employs advanced technology to process orders. Sales associates enter orders online into a computerized inventory control system, which systematically updates Talbots customer database and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information is available to the Company’s Hingham-based buying staff the next day. The Company has achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the following day.

      Included in catalog sales are sales from Talbots Internet website. Sales orders from the website are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the website will provide examples of alternative merchandise if items are unavailable. Additionally, the website’s “online chat” feature allows customers to communicate with customer service representatives. As with the catalog, customer online purchases can be returned by mail or at any Talbots retail store.

Customer Credit

      Customers may elect to pay for their purchases using a proprietary Talbots charge card which is managed through Talbots Classics National Bank, a wholly owned limited-purpose bank subsidiary, and Talbots Classics Finance Company, a wholly owned subsidiary. The Company believes that the Talbots charge card enhances customer loyalty and it produces finance charge revenue and decreases third-party bankcard fees. During fiscal 2002, Talbots charge purchases accounted for approximately 41% of total Company sales and at February 1, 2003, outstanding balances on Talbots charge purchases totaled $181.2 million, including an allowance for doubtful accounts of $2.6 million. Bad debts have historically been well below 1% of total Talbots charge card sales.

      In 1997, the Company began testing a customer loyalty program in six states, which rewards customers with a $25 appreciation award for every $500 in merchandise purchases on their Talbots charge card. The award can be redeemed against future charge card purchases. The award expires one year from the date of issuance. The testing found that the program increased customer usage of the Talbots charge (versus another method of payment), and in the test states, overall sales levels increased at a faster rate than other non-test states. In 2001, the program was rolled out nationally. As with the test states, the Company has seen increased usage of the Talbots charge card since the national rollout as customer usage increased from 36% of total sales in 2001 to 41% in 2002.

Inventory Control and Merchandise Distribution

      The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed, through its catalog and store distribution center in Lakeville, Massachusetts. Merchandise received at the distribution center is promptly inspected, assigned to individual stores, packed for delivery and shipped to the stores. Talbots ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. The Company believes that its strong store, catalog and Internet synergy, coupled with its central distribution system, allows it to move merchandise efficiently between its three distribution channels to take better advantage of sales trends.

      In 1995, the Company completed an expansion of its distribution center in Lakeville, Massachusetts, by adding an additional 124,260 square feet to support its growth plans. Additional mezzanine level space was added in 1996 and 1997 to further support the Company’s growth. In 2001, an additional 125,000 square foot expansion was completed, bringing the facility’s gross square footage to 943,000 square feet.

Management Information Systems

      Talbots management information systems and electronic data processing systems are located at the Company’s Systems Center in Tampa, Florida. These systems consist of a full range of retail, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, merchandise reporting and distribution. The Company protects company-sensitive information on its servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection. The Internet website makes use of encryption technology to protect sensitive customer information. The Company complies with the Direct Marketing Association’s policy recommendations insuring that customer privacy is not compromised.

      All Talbots stores have point-of-sale terminals that transmit information daily on sales by item, color and size. Talbots stores are equipped with bar code scanning devices for the recording of store sales, returns, inventories, price changes, receipts and transfers. The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

      Also, sales associates can locate, at any Talbots location, merchandise no longer available in their store with a single phone call to Customer Service, 24 hours a day, seven days a week (except Christmas Day).

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

Competition

      The retail apparel industry is highly competitive. The Company believes that the principal basis upon which it competes are quality, value and service in offering classic apparel to build “head-to-toe” wardrobes through stores, catalogs and its Internet website.

      Talbots mainly competes with certain departments within national specialty department stores as well as strong regional department store chains. The Company believes that it competes with these department stores by offering a focused merchandise selection, personalized service and convenience. Talbots also competes with other specialty retailers and catalog companies; however, the Company believes that its focused merchandise selection in classic apparel, consistent branded merchandise, superior customer service, store site selection resulting from the synergy between its stores and catalog operations, and the availability of its merchandise in Misses, Petites, Woman, Woman Petites sizes and Kids merchandise, distinguish it from other specialty retailers.

Employees

      At February 1, 2003, Talbots had approximately 11,000 employees, of whom approximately 3,150 were full-time salaried employees, approximately 1,350 were full-time hourly employees and approximately 6,500 were part-time hourly employees. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

      The following table sets forth certain information regarding the executive officers of the Company as of April 1, 2003:

Name	Age	Position

Arnold B. Zetcher	62	Chairman of the Board, President and Chief Executive Officer
Harold B. Bosworth, Jr.	53	Executive Vice President, Chief Merchandising Officer
Michele M. Mandell	55	Executive Vice President, Stores and Talbots Kids
Paul V. Kastner	51	Senior Vice President, International and Strategic Planning
Edward L. Larsen	58	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Andrea M. McKenna	46	Senior Vice President, Marketing and Catalog Development
Richard T. O’Connell, Jr.	52	Senior Vice President, Legal and Real Estate and Secretary
Bruce Lee Prescott	47	Senior Vice President, Direct Marketing and Customer Service
Randy Richardson	44	Senior Vice President, Information Services
Bruce C. Soderholm	60	Senior Vice President, Operations
Stuart M. Stolper	63	Senior Vice President, Human Resources

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

      Mr. Bosworth was promoted to the position of Executive Vice President and Chief Merchandising Officer in January 2003. He joined the Company in June 1997 as Senior Vice President and General Manager for Talbots Kids and assumed the additional position of General Manager for Talbots Mens in 2001. From 1988 to 1997, Mr. Bosworth served as Senior Vice President, Retail of Ermenegildo Zegna, and Senior Vice President and General Merchandise Manager at the I. Magnin/ Bullock’s Wilshire division of R.H. Macy, where he was responsible for numerous merchandising areas. He also served in various capacities at J.W. Robinson’s, a division of Associated Dry Goods; The Broadway, a division of Carter Hawley Hale; and Jordan Marsh, a division of Allied Stores from 1972 to 1988.

      Ms. Mandell was promoted to Executive Vice President, Stores and Talbots Kids in January 2003. She joined Talbots in 1983 as Store Manager, became District Manager in 1984, Regional Director in 1985 and was Senior Vice President, Stores from 1992 until her recent promotion. From 1971 to 1983 she held various management and merchandising positions for Price’s of Oakland in Pittsburgh, Pennsylvania and A.E. Troutman Co., a division of Allied Stores.

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

      Mr. Larsen became Senior Vice President, Finance, Chief Financial Officer and Treasurer of Talbots in 1991. From 1989 to 1991, Mr. Larsen was Vice President and Chief Financial Officer of Lillian Vernon Corporation. From 1977 to 1988, he held various positions with General Mills, Inc., including, from 1985 to 1988, the position of Vice President and Group Controller of the Specialty Retailing Group.

      Ms. McKenna joined Talbots in 2000 as Senior Vice President, Marketing and Catalog Development. Prior to joining Talbots, she served as Senior Vice President and Group Media Director at Hill, Holliday, Connors, Cosmopulos, Inc. From 1998 to 1999, she was Vice President at McKenna Associates Corp., a consulting firm. From 1996 to 1998, Ms. McKenna served as Vice President of Marketing and Advertising for Hoyts Cinemas Corporation.

      Mr. O’Connell joined Talbots in 1988 as Vice President, Legal and Real Estate and Secretary, and became Senior Vice President, Legal and Real Estate and Secretary in 1989. Prior to joining Talbots, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

      Mr. Prescott became Senior Vice President, Direct Marketing and Customer Service in 1998. He joined Talbots in 1987 as Manager, Direct Marketing Fulfillment. In 1988, he was promoted to the position of Director of Marketing Fulfillment and in 1991 became Director, Customer Service and Telemarketing. In 1994, he was promoted to the position of Vice President, Customer Service and Telemarketing. From 1976 to 1987, he was employed by Johnny Appleseed’s, serving as manager of catalog operations and supervising retail distribution and customer service.

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

      Mr. Stolper joined Talbots in 1989 as Vice President, Human Resources and assumed the position of Senior Vice President, Human Resources and Assistant Secretary later that year. From 1988 to 1989, he served as Vice President, Administration at AEON (U.S.A.), Inc. Prior to that time, he was Vice President, Human Resources of the Specialty Retailing Group at General Mills, Inc.

Available Information

      We make available free of charge through our website, www.talbots.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC.

      You may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information which the Company files electronically with the SEC.

Item 2.     Properties.

      The table below presents certain information relating to the Company’s properties at February 1, 2003:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Company headquarters	Own (46 acres)
Lakeville, Massachusetts	943,000	Distribution center	Own (106 acres)
Tampa, Florida	38,437	Systems center	Lease
Knoxville, Tennessee	26,069	Telemarketing	Lease
New York, New York	41,462	Product development office	Lease
Hong Kong	10,455	Merchandise production	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
London, U.K.	1,093	U.K. management office	Lease
886 Stores throughout the U.S., Canada and U.K.	3,610,785	Retail stores	Own and lease(a)

(a)	Talbots owns the property for six of its 886 stores. As of February 1, 2003, one location was under agreement for sale and was subsequently sold in February 2003.

      Except for retail store space, the Company believes that its operating facilities and sales offices are adequate and suitable for its current needs. To address expected future office and distribution space needs, in fiscal 1999 the Company completed a 75,000 square foot expansion of its Hingham, Massachusetts offices and in fiscal 2001 completed construction on 125,000 square foot of additional space at its Lakeville, Massachusetts distribution facility. In 2002, the Company executed a lease for a new facility to replace its existing telemarketing facility in Knoxville, Tennessee. The new lease covers 35,961 square feet with expected occupancy in early 2004. Talbots long-term expansion program, if successful, may require additional office and distribution space to service its operations in the future.

      At February 1, 2003, Talbots operated 886 stores; all but six were leased. The leases typically provide for an initial term between 10 and 15 years, with renewal options permitting the Company to extend the term between five and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of leases, Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. The Company has many lease arrangements that provide for an increase in annual fixed rental payments during the lease term.

      At February 1, 2003, the current terms of Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases(a)

2003-2004	66
2005-2007	84
2008-2010	116
2011 and later	464

(a)	Certain leases have more than one store included within the leased premises.

Item 3.     Legal Proceedings.

      Talbots is a party to certain legal actions arising in the normal course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liabilities individually and in the aggregate will not have a material adverse effect on the financial position, results of operations or liquidity of Talbots.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters.

      The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB”. Information regarding the high and low sales prices per share of common stock in fiscal 2002 and 2001 is included in Note 15 “Quarterly Results” to the Company’s consolidated financial statements.

      The payment of dividends and the amount thereof is determined by the Board of Directors and depends upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered. The Company anticipates that dividends on common stock will continue to be declared on a quarterly basis. Information regarding the Company’s payment of dividends for fiscal 2002 and 2001 is included in Note 15 “Quarterly Results” to the Company’s consolidated financial statements.*

      The number of holders of record of the Company’s common stock at April 1, 2003 was 546.

Item 6.     Selected Financial Data.

      The following selected financial data have been derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 below and the consolidated financial statements and notes thereto, included in Item 15 below.

	Year Ended

	February 1,	February 2,	February 3,	January 29,	January 30,
	2003	2002	2001	2000	1999
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

	(in thousands, except per share data)
Statement of Earnings Information:
Net sales	$1,595,325	$1,612,513	$1,594,996	$1,308,658	$1,157,737
Net income	120,759	127,001	115,202	58,460	36,668
Net income per share
Basic	$2.06	$2.07	$1.86	$0.94	$0.58
Assuming dilution	$2.01	$2.00	$1.80	$0.92	$0.57
Weighted average number of shares of common stock outstanding
Basic	58,724	61,459	61,823	62,136	63,756
Assuming dilution	60,191	63,439	63,995	63,368	63,866
Cash dividends per share	$0.35	$0.31	$0.27	$0.23	$0.22
Balance Sheet Information:
Working capital	$287,957	$299,270	$325,455	$236,691	$209,675
Total assets	871,925	831,064	858,596	693,904	661,219
Total long-term debt, including current portion	100,000	100,000	100,000	100,000	100,000
Stockholders’ equity	567,676	567,876	550,771	431,332	402,073

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This report on Form 10-K contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an “asterisk” (“*”) or such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “plan,” “may,” “will,” or similar statements or variations of such terms. All of the “outlook” information constitutes forward-looking information. The specialty apparel retail business is an evolving and highly competitive marketplace and such forward-looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including levels of sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its Internet site, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns, retail economic conditions including consumer spending, consumer confidence, a continued highly uncertain economy and a volatile stock market, the impact of the hostilities in the Middle East, and other geographical areas, and the impact of a continued highly promotional retail environment. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The

Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

      The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with these statements and the notes thereto.

Critical Accounting Policies

      The preparation of the Company’s financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to inventories, product returns, customer programs and incentives, bad debts and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates if actual events or experience were different from their assumptions.

      Talbots believes the following critical accounting policies require more significant judgments and estimates used in the preparation of its consolidated financial statements:

      Inventory Markdown Reserve. Merchandise inventory is a significant portion of the Company’s balance sheet, representing approximately 20% of total assets at February 1, 2003. Talbots manages its inventory levels by holding four major sale events a year in its stores and catalog, consisting of two mid-season sales and two end-of-season clearance sales. No other major promotional sale events are typically held. These events serve to liquidate remaining inventory at the end of each selling season after which remainder goods are transferred to the Company’s 24 Outlet stores. At the end of each reporting period reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining markdown inventory. The reserve calculation uses information related to markdown inventory levels, historical markdown trends and forecasted sales and markdowns.

      The key factors influencing the reserve calculation are the overall level of markdown inventory at the end of the reporting period and the expectation of future markdowns for this same merchandise based on historical markdown percentages. These percentages are reviewed regularly by comparing actual markdowns taken against previous estimates. These results are then factored into future estimates. Throughout fiscal 2002, overall inventory levels were reduced as part of an effort to maximize gross margin and cash flow during the year and to minimize the overall level of markdowns. Additionally, in 2002, actual markdowns were taken prior to year end while in 2001 actual markdowns were not taken until after year end and included in the fiscal 2001 reserve.

      If market conditions were to decline, Talbots might be required to mark down inventory at a greater rate than estimated, possibly resulting in an incremental reduction in earnings. Management believes that at February 1, 2003, the markdown reserve is sufficient based on current markdown inventory levels, historical markdown trends and reasonable sales and markdown forecasts.

      Sales Return Reserve. As part of the normal sales cycle, the Company receives customer merchandise returns through both its catalog and store locations. To account for the financial impact of this process, management estimates future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels and projected future return levels.

      The sales return reserve calculation consists of two separate components. The “stores” component is based on an analysis that tracks daily sales over the preceding six months and actual returns processed against those sales. A six month rolling average return rate is applied against the actual sales and the difference is booked as a reserve. The model also applies a component to reduce the reserve for returns that result in merchandise exchanges. These types of returns are tracked by the store systems and the estimate is applied against the return reserve. The “catalog” component is based on a similar process except that sales are tracked by catalog and return rates are based on forecasted estimates for the entire life of the catalog and are based on current and historical return experience. Periodically both components of the calculation are validated by comparing the assumptions used to the actual returns processed.

      Management believes that at February 1, 2003, the reserve is sufficient based on current sales return trends and reasonable return forecasts. The Company records store generated revenue at the point-of-sale and catalog and Internet revenue based on estimated receipt by the customer.

      Customer Loyalty Program. Talbots maintains a customer loyalty program in which customers receive “appreciation awards” based on reaching a specified purchase level on their Talbots charge accounts. Customers may redeem their appreciation awards toward future merchandise purchases on the Talbots charge card. Appreciation awards, by their terms, expire one year from the date of issuance. Typically, the customer receives one point for each $1 of purchase. Each time a customer reaches 500 points within the program year the customer is issued a $25 appreciation award. In fiscal 2002 the Company ran two promotional events where the customer was credited 2 points for each $1 purchased. In fiscal 2001 only one such event was held.

      Appreciation award expense is calculated as a percent of Talbots charge sales and is based on expected redemption rates and is charged to selling, general and administrative expense. Ongoing analysis of issuances and redemptions is performed to identify trends in the expense rate. A secondary analysis is performed that analyzes the accrual account balance and factors in the outstanding unredeemed awards, actual redemptions and the level of award points earned. Adjustments are made to the accrual based on trends and changes in the program. Several key statistics are monitored regularly, including expense as a percent of sales, redemptions as a percentage of sales and cumulative redemptions. Trends in these statistics are then factored into both the initial expense and the analysis of the liability account.

      Actual award grants and redemptions may vary from estimates based on actual customer responsiveness to the program and could result in additional expense. Management believes at February 1, 2003, its current allowance is sufficient based on recent purchase levels and expected redemption levels.

      Allowance for Doubtful Accounts. Customer accounts receivable consist entirely of outstanding receivables from the Company’s customers for purchases made using the Company’s proprietary credit card. Talbots maintains an allowance for doubtful accounts providing for estimated charge-offs resulting from the inability of Talbots charge customers to make required payments. Delinquent accounts are generally charged-off automatically after a period of delinquency. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Changes in the allowance are charged to selling, general and administrative expense. The likelihood of collectibility of accounts receivable is evaluated based on a combination of factors including the level of accounts receivable balances, overall credit quality of the portfolio, historic charge-off levels and projected future charge-off levels.

      An analytical review of accounts receivable is performed each reporting period, which categorizes delinquent accounts based on the number of days overdue. Bad debt estimates, by category, are then calculated based on historical collection rates. For accounts that are not delinquent, a bad debt rate is imputed based on historical delinquency and collection rates. In addition, bad debts resulting from factors other than delinquency, such as bankruptcy or fraud, are also factored into the calculation based on historical experience. Additionally, existing accounts are reviewed twice a year using standard industry credit scores. An adjustment to the reserve is calculated based on movement in the portfolio’s credit scores and current aging trends.

      If the creditworthiness of Talbots customers deteriorates, resulting in an impairment of their ability to make payments, additions to this reserve might be required. Management believes that at February 1, 2003, the allowance for doubtful accounts balance is sufficient in light of portfolio balance, portfolio quality, historical charge-offs and reasonable charge-off forecasts.

      Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if the Company determined that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Likewise, in the event it is determined that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Management believes that, at February 1, 2003, no valuation allowance was needed based on assumptions regarding future taxable income.

Results of Operations

      The 2002 fiscal year had 52 weeks and ended February 1, 2003. The 2001 fiscal year had 52 weeks and ended February 2, 2002. The 2000 fiscal year had 53 weeks and ended on February 3, 2001. When making comparable store sales comparisons between fiscal 2001 and fiscal 2000, the comparable 52-week period for fiscal 2000 excludes the first week. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites, Woman, Mens, Kids or Accessories & Shoes store is opened adjacent to or within the same center as an existing comparable Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

      The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	60.4%	60.0%	58.7%
Selling, general and administrative expenses	27.3%	27.0%	29.3%
Operating income	12.3%	13.0%	12.0%
Interest expense, net	0.2%	0.3%	0.3%
Income before taxes	12.1%	12.7%	11.7%
Income taxes	4.5%	4.8%	4.5%
Net income	7.6%	7.9%	7.2%

Fiscal 2002 Compared to Fiscal 2001

      Net sales in 2002 decreased by $17.2 million to $1,595.3 million, or 1.1% from 2001. Operating income was $196.1 million in 2002 compared to $210.0 million in 2001, a decrease of 6.6%.

      Retail store sales in 2002 increased by $1.9 million, to $1,347.9 million, or 0.1% over 2001. The increase in retail store sales was attributable to the 86 net new stores opened in 2002 and the first full year of operation of the 78 net non-comparable stores that opened in 2001, offset by a decrease of $74.8 million or 6.6% in comparable store sales from the previous year. The Company believes the decrease in comparable store sales is largely attributable to the continued slow economy in fiscal 2002 and the related difficult retail environment. The percentage of the Company’s net sales derived from its retail stores in 2002 increased to 84.5% compared to 83.5% in 2001 due to store sales remaining relatively flat with last year while catalog sales decreased.

      Catalog sales in 2002 decreased by $19.1 million to $247.4 million, or 7.2% from 2001. Included in catalog sales are sales generated from the Company’s website, www.talbots.com. During 2002, the Company anticipated softening demand in catalog sales and reduced total circulation by 12.6% from 57.0 million in 2001 to 49.8 million in 2002. This included the elimination of two less productive catalogs and eliminating the four separate Talbots Woman catalogs in favor of line listing Womans sizes in existing base catalogs. Additionally, the Company continues to focus on distributing catalogs to proven customers. As a result, while total sales were down, catalog productivity, as measured by both sales per catalog and sales per page distributed, increased in comparison to 2001. Sales per catalog distributed increased 6.0% to $4.52 in 2002 and sales per 100 pages distributed increased 4.9% to $5.22 in 2002. During 2002, sales from the Company’s website accounted for approximately 24% of total catalog sales in 2002 compared to 17% in 2001.

      Cost of sales, buying and occupancy expenses increased slightly as a percentage of net sales to 60.4% in 2002 from 60.0% in 2001. The decrease in comparable store sales created negative leverage on store occupancy expenses as the Company absorbed the occupancy costs of the 86 net new stores opened in fiscal 2002 and recognized the full impact of the 78 net new stores opened in fiscal 2001. Additionally, the Company saw increased buying expenses as a percent of sales due to negative comparable store sales. These were almost entirely offset by higher merchandise gross margins. Tighter inventory management produced a higher level of full price selling in 2002 compared to 2001. Full price selling increased to 65.2% in 2002 compared to 63.9% in 2001. Additionally, improved merchandise sourcing allowed increased product mark-on that generated higher merchandise gross margin.

      Selling, general and administrative expenses increased as a percentage of net sales to 27.3% in 2002 from 27.0% in 2001. As a result of the decline in comparable store sales, store overhead expenses increased as a percent of sales. Additionally, expenses related to the Company’s Classic Awards customer loyalty program increased as a percent of sales. In 2001, the Company ran a “double points” event in the month of September; however, in 2002 two “double point” events were conducted, one in March and one in September. These increases were largely offset by reductions in catalog production and circulation costs as part of the Company’s focus on reducing overall catalog circulation. Additionally, the Company saw growth in finance charge income associated with the increase in customer accounts receivable.

      Interest expense, net, decreased by $2.3 million to $2.9 million in 2002 compared to $5.2 million in 2001. Interest expense decreased by $2.8 million to $3.3 million in 2002 compared to $6.1 million in 2001. This decrease is primarily due to a combination of declining interest rates and slightly lower borrowing levels. The average interest rate, including interest on short-term and long-term bank borrowings, was 2.69% in 2002 compared to 4.85% in 2001. The average total debt, including short-term and long-term bank borrowings, was $121.4 million in 2002 compared to $125.7 million in 2001. Interest income decreased by $0.5 million due primarily to lower interest rates earned on short-term overnight deposits.

      The effective tax rate for the Company was 37.5% in 2002 compared to 38.0% in 2001. The rate change is due to the recognition of the impact of a reorganization of the Company’s Canadian operations completed in the fourth quarter of fiscal 2001, a decrease in the overall effective state tax rate and the discontinuation of amortization of non-deductible goodwill.

Fiscal 2001 Compared to Fiscal 2000

      Net sales increased by $17.5 million to $1,612.5 million, or 1.1% from 2000. Operating income was $210.0 million in 2001 compared to $191.7 million in 2000, an increase of 9.5%.

      Retail store sales in 2001 increased by $20.0 million, to $1,346.0 million, or 1.5% over 2000. The increase in retail store sales was attributable to the 78 net new stores opened in 2001, the first full year of operation of the 49 net non-comparable stores that opened in 2000, offset by a decrease of $28.1 million or 2.6% in comparable store sales from the previous year as well as the additional 53rd week in 2000 which accounted for approximately $17.2 million in store sales compared to only 52 weeks in 2001. The Company believes the decrease in comparable store sales can be attributed to a slowing economy and a difficult retail environment in fiscal 2001. The percentage of the Company’s net sales derived from its retail stores in 2001 increased to 83.5% compared to 83.1% in 2000 due to store sales increasing while catalog sales decreased.

      Catalog sales in 2001 decreased by $2.5 million to $266.5 million, or 0.9% from 2000. Catalog productivity, as measured by both sales per catalog and sales per page distributed, was relatively flat in comparison to 2000. Sales per catalog distributed increased 0.7% from $4.24 in 2000 to $4.27 in 2001, while sales per page distributed declined 0.6% from $5.01 per hundred in 2000 to $4.98 per hundred in 2001. Total circulation was reduced, with approximately 57.0 million catalogs in 2001 from 58.2 million catalogs in 2000. Overall, the reduction in circulation was based on a continuing strategy to better focus the distribution of catalogs to proven customers. During 2001, sales from the Company’s website accounted for approximately 17% of total catalog sales compared to 10% in 2000.

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

      Selling, general and administrative expenses decreased as a percentage of net sales to 27.0% in 2001 from 29.3% in 2000. In an effort to control expenses, the Company took advantage of opportunistic spending in 2000 that allowed it to reduce spending to more traditional levels on store maintenance, marketing and management information systems expenses in 2001. Additionally, the Company realized the benefit of increased Talbots proprietary charge card usage with increased finance charge revenue and reduced bankcard fees. This was largely offset with costs associated with the national rollout of its Classic Awards customer loyalty program.

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

	Fiscal Quarter Ended

	May 4,	August 3,	November 2,	February 1,
	2002	2002	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	56.5%	63.6%	56.0%	65.3%
Selling, general and administrative expenses	29.0%	27.6%	29.0%	24.0%
Operating income	14.5%	8.8%	15.1%	10.7%

	Fiscal Quarter Ended

	May 5,	August 4,	November 3,	February 2,
	2001	2001	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	54.4%	65.8%	55.8%	63.8%
Selling, general and administrative expenses	29.0%	26.3%	28.7%	24.1%
Operating income	16.6%	7.9%	15.5%	12.1%

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

      The Company’s selling, general and administrative expenses are strongly affected by the seasonality of sales. The two key elements of this seasonality are (1) the catalog circulation strategy, which affects catalog sales volume and produces commensurately high catalog production costs and (2) the major semiannual sale events in the second quarter and the fourth quarter, which require additional store payroll and selling supplies. Another factor is the store expansion program, which results in having more stores open in the fall than at the beginning of the year and, therefore, results in higher store payroll and operations-related expenses.

      The combined effect of the patterns of net sales, cost of sales, buying and occupancy expenses and selling, general and administrative expenses, described above, has produced higher operating income margins, as a percent of sales, in the first and third quarters.

Liquidity and Capital Resources

      The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At February 1, 2003 and February 2, 2002, the Company had no amounts outstanding under this facility. Additionally, the Company has a revolving credit facility with four banks totaling $100.0 million (the “Facility”). At February 1, 2003 and February 2, 2002, the Company’s outstanding borrowings under the Facility were $100.0 million. Notes under the Facility currently extend to various periods between April 2004 and January 2005, subject to annual extensions. Additionally, the Company has two letter-of-credit banking agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. At February 1, 2003 and February 2, 2002, the Company held $107.6 million and $101.5 million, respectively, in purchase commitments under the letter-of-credit agreements. The Company’s working capital needs are typically at their lowest during the spring season and peak during the fall selling season.

      During 2002, cash balances increased by $7.3 million compared to a decrease in cash balances of $51.7 million during 2001. Strong cash flows from operations allowed the Company to increase its investment in property and equipment, to increase its dividend payment rate and continue purchasing additional treasury shares.

      Cash provided by operating activities totaled $222.4 million in 2002 compared to $159.3 million in 2001. The increase in cash provided by operating activities over 2001 was primarily attributable to the change in customer accounts receivable and the timing of receipts and payments of merchandise inventories. Customer accounts receivables increased at a lower rate in 2002 than 2001. This was primarily due to the national rollout of the Company’s Classic Awards customer loyalty program in early 2001, which was supported by in-store promotion and advertising. The increase in cash provided by operating activities was also due to the Company’s continued focus on managing inventory levels. Throughout 2002 inventory levels and accounts payable balances were maintained at lower levels than previous years, benefiting cash flows. Other positive adjustments to operating cash flow relate to the increase in general accruals and liabilities booked in the normal course of operations including accrued taxes, pension and other retirement plan liabilities and general accruals. Partially offsetting these positive trends was a decrease of $6.2 million in net income.

      Cash provided by operating activities totaled $159.3 million in 2001 compared to $139.2 million in 2000. The increase in cash provided by operating activities over 2000 include an $11.8 million increase in net income in 2001. Other reasons for the increase in operating cash flows was a decline in merchandise inventories in 2001 of $49.8 million, partially offset by a decline in accounts payable balances of $33.3 million and is a reflection of the Company’s efforts to tightly manage inventory levels in the last half of fiscal 2001. Also offsetting the increase in cash provided by operations in 2001 was the increase in accounts receivables of $36.7 million due to initiatives taken by the Company to expand its credit card portfolio including the national rollout of its Classic Awards customer loyalty program.

      Cash used in investing activities was $99.1 million in 2002 compared to $96.6 million in 2001 and consisted entirely of net additions of property, plant and equipment. Approximately $77.9 million and $68.9 million in 2002 and 2001, respectively, was used for leasehold improvements, furniture, fixtures and other related expenditures for opening new stores and expanding, renovating and relocating existing stores.

Additionally, $2.8 million in 2002 and $13.0 million in 2001 was used for the expansion and renovation of the Company’s Hingham and Lakeville corporate facilities.

      Capital expenditures for fiscal 2003 are currently expected to be approximately $103 million. The Company currently plans to open at least 92 new stores during fiscal year 2003. Approximately $82 million is expected to be used for opening new stores and expanding, renovating and relocating existing stores. Approximately $9 million is expected to be used to enhance the Company’s computer information systems, and $6 million is expected to be used for the continued renovation of the Company’s corporate facilities. The remaining amount will be used for other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded, renovated and relocated, and the schedule for such activity during fiscal 2003.*

      Cash used in financing activities totaled $116.5 million in 2002. During 2002, the Company paid cash dividends of $0.35 per share and repurchased 3,165,697 shares of the Company’s common stock under its repurchase programs at an average price per share of $31.59. This completed two $50.0 million repurchase programs that were approved in October 2001 and July 2002. On October 31, 2002, the Board of Directors approved a further stock repurchase program which allowed the Company to purchase an additional $50.0 million in stock, from time to time, over the next two years. Through February 1, 2003, no purchases have been made under this plan. The payment of cash dividends and the purchase of treasury stock in 2002 were funded through operating cash flows and available cash balances.

      Cash used in financing activities totaled $114.2 million in 2001. During 2001, the Company paid cash dividends of $0.31 per share and repurchased 3,209,008 shares of the Company’s common stock under its repurchase program at an average price per share of $31.16. This completed a $100.0 million repurchase program that was approved in March 2001. In October 2001, the Board of Directors approved a further stock repurchase program which allows the Company to purchase an additional $50.0 million in stock. The Company’s majority shareholder, AEON (U.S.A.), elected not to participate in this program. No purchases were made under this program during 2001. The payment of cash dividends and the purchase of treasury stock in 2001 were funded through operating cash flows and available cash balances.

      In 2002 and 2001, cash from operating activities and funds available to the Company under its credit facilities were sufficient to meet cash required for capital expenditures, dividends and the purchase of treasury stock. The Company’s usage of the line-of-credit facility peaked at $60.0 million and $90.0 million in 2002 and 2001, respectively. The Company’s primary ongoing cash requirements will be to fund new stores and the expansions, renovations and relocations of existing stores, expansion of the Company’s corporate facility, to finance working capital build-ups during peak selling seasons, to pay cash dividends that may be declared from time to time and to repurchase the Company’s common stock. *

      The combination of a low interest rate environment and the continued poor performance of the equity markets adversely impacted the funded status of the Company’s non-contributory defined benefit pension plan (the “Plan”). At February 1, 2003, the Company used a discount rate of 6.75% compared to 7.50% at February 2, 2002 to value the Plan’s liabilities. While the Company had no requirement under the Employee Retirement Income Security Act (ERISA) to contribute to the Plan in 2002, $8.0 million in cash was contributed to the Plan in fiscal 2002. Under current accounting requirements, when the Plan’s accumulated benefit obligation liability exceeds the current market value of the Plan’s assets, the excess is recorded as a charge to shareholders’ equity. In fiscal 2002, the Company recognized an $18.2 million increase in its pension liability and booked a charge to equity, net of tax, for $11.2 million. Management continues to monitor interest rates and Plan asset returns and anticipates adjusting plan assumptions accordingly. If interest rates continue to decline, additional charges to equity and expense may be required along with additional cash funding.

      The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2025. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that the Company pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. The aggregate minimum future annual rental commitments under noncancelable operating leases at February 1, 2003 are as follows (in thousands):

2003	$107,472
2004 – 2005	219,967
2006 – 2007	196,586
Thereafter	373,943

      For the current fiscal year and next fiscal year, the Company believes its cash flows from operating activities and funds available to it under credit facilities will be sufficient to meet its planned capital expenditures and working capital requirements, including its debt service payments. *

Inflation and Changing Prices

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

New Accounting Pronouncements

      On February 3, 2002, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill and certain other intangible assets (including trademarks) from an amortization method to an impairment-only approach. Upon adoption, the Company ceased amortization of goodwill and the trademarks and the assets’ fair values were reviewed for impairment. The initial impairment test noted no impairment of the recorded goodwill or trademarks. Below is a summary of the Company’s goodwill and trademarks (in thousands):

	February 1,	February 2,	February 3,
	2003	2002	2001

Goodwill	$53,760	$53,760	$53,760
Less: accumulated amortization	18,247	18,247	16,903

	$35,513	$35,513	$36,857

Trademark	$95,371	$95,371	$95,371
Less: accumulated amortization	19,487	19,487	17,103

	$75,884	$75,884	$78,268

      Below is a reconciliation of previously reported net income and earnings per share to the amounts reported in the current year excluding the amortization of goodwill and trademarks (in thousands):

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Reported net income	$120,759	$127,001	$115,202
Add: goodwill and trademark amortization, net of tax	—	2,822	2,810

Adjusted net income	$120,759	$129,823	$118,012

Reported diluted earnings per share	$2.01	$2.00	$1.80
Add: goodwill and trademark amortization, net of tax	—	0.04	0.04

Adjusted diluted earnings per share	$2.01	$2.04	$1.84

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” As of February 3, 2002, the Company adopted SFAS No. 144 which did not have a significant impact on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s fiscal 2002 financial statements and is not expected to have a material impact in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

      At February 1, 2003, the Company has $100.0 million of variable rate borrowings outstanding under its revolving credit facilities, which approximate fair market value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $73 thousand negative impact on the Company’s earnings and cash flows.

      The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial. In addition, the Company operated 22 stores in Canada and six stores in the United Kingdom as of the fiscal year end 2002. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 8.	Financial Statements and Supplementary Data.

      The report of independent auditors, the consolidated financial statements of Talbots, the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8 are set forth on F-3 to F-27 of this report. Specific financial statements and supplementary data can be found and the pages listed in the following index:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Information concerning Talbots directors under the caption “Election of Directors” in Talbots Proxy Statement for Talbots 2003 Annual Meeting of Shareholders, the information concerning Talbots executive officers set forth in Part I, Item 1 above under the caption “Executive Officers of the Company,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Talbots Proxy Statement for Talbots 2003 Annual Meeting of Shareholders, are incorporated herein by reference.

Item 11.	Executive Compensation.

      The information set forth under the caption “Executive Compensation,” the information concerning director compensation under the caption “Director Compensation; Attendance; Committees,” and the information under the caption “Compensation Committee Interlocks and Insider Participation” in Talbots Proxy Statement for Talbots 2003 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Executive Compensation Report on Compensation of Executive Officers” and “Executive Compensation-Performance Graph” is not incorporated in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information set forth under the captions “Beneficial Ownership of Common Stock” and “Summary of Existing Equity Compensation Plans” in Talbots Proxy Statement for Talbots 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

      The information set forth under the caption “Executive Compensation — Certain Transactions with Related Parties” in Talbots Proxy Statement for Talbots 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Controls and Procedures.

      The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K and have found the disclosure controls and procedures to be effective. Except as noted below, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses in the Company’s internal controls found.

      In November 2002, the Company converted to new Oracle based financial systems. The conversion was made to improve the Company’s internal and external reporting systems. Reported information for the year ended February 1, 2003 was prepared with the new system while the years ended February 2, 2002 and February 3, 2001 were prepared under the legacy systems. Management has conducted detailed testing of the new systems and believes that the conversion was successful.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1) Financial Statements: The following Independent Auditors’ Report and Consolidated Financial Statements of Talbots are included in this Report:

Consolidated Statements of Earnings for the 52 Weeks Ended February 1, 2003 and February 2, 2002 and the 53 Weeks Ended February 3, 2001

Consolidated Balance Sheets at February 1, 2003 and February 2, 2002

Consolidated Statements of Cash Flows for the 52 Weeks Ended February 1, 2003, the 52 Weeks Ended February 2, 2002 and the 53 Weeks Ended February 3, 2001

Consolidated Statements of Stockholders’ Equity for the 52 Weeks Ended February 1, 2003, the 52 Weeks Ended February 2, 2002 and the 53 Weeks Ended February 3, 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

      (a)(2) Financial Statement Schedules:

      All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

      (a)(3) Exhibits:

      The following exhibits are filed herewith or incorporated by reference:

(3) Articles of Incorporation and By-laws.

3.1	Certificate of Incorporation, as amended, of Talbots.(1)(13)18)
3.2	By-laws of Talbots.(1)

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Form of Common Stock Certificate of Talbots.(1)

(10) Material Contracts.

10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON U.S.A.(2)
10.2	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Mizuho Corporate Bank, Ltd. (formerly The Dai-Ichi Kangyo Bank, Limited), as amended.(2)(3)(4)(5)(6)(7)(11)(15)(19)(24)
10.3	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi Trust Company, as amended.(2)(3)(4)(5)(7)(10)(11)(15)(19)(24)
10.4	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2)(3)(4)(5)(6)(7)(12)(17)(20)
10.5	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Sumitomo Mitsui Banking Corporation (formerly The Sakura Bank, Limited), as amended.(2)(3)(4)(5)(6)(7)(8)(11)(15)(19)(24)
10.6	Revolving Credit Agreement between Talbots and Mizuho Corporate Bank, Ltd., (formerly The Dai-Ichi Kangyo Bank, Limited), dated as of April 14, 1998, as amended.(6)(10)(12)(17)(20)
10.7	Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998, as amended.(6)(7)(10)(12)(17)(20)
10.8	Letter of Credit Agreement, dated as of August 10, 1993, between Talbots and Fleet National Bank.(1)

10.9	Letter Agreement, dated as of June 1, 1998, concerning credit facilities, between Talbots and Fleet National Bank.(7)(18)(22)
10.10	Letter Agreement, dated August 11, 1998, concerning credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(7)(13)(18)(22)
10.11	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)
10.12	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)
10.13	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON U.S.A.(2)
10.14	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)
10.15	Tax Allocation Agreement, dated as of November 18, 1993, between AEON U.S.A., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)
10.16	The Talbots, Inc. Pension Plan for Salaried Employees, as amended and restated January 1, 1989, including amendments through January 1, 1994.(3)*
10.17	The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated, effective as of November 1, 1993.(2)(3)(11)*
10.18	Services Agreement, dated as of October 29, 1989, between Talbots and AEON U.S.A.(3)
10.19	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(5)
10.20	Money Market Line Commercial Promissory Note, dated August 20, 1999, from Talbots to BankBoston, N.A.(10)
10.21	The Talbots, Inc. Supplemental Retirement Plan, as amended.(1)(2)(16)*
10.22	The Talbots, Inc. Supplemental Savings Plan, as amended.(1)(2)(16)*
10.23	The Talbots, Inc. Deferred Compensation Plan, as amended.(1)(2)(16)*
10.24	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(2)(7)(18)*
10.25	Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1, dated May 11, 1994.(2)(3)*
10.26	Change in Control Agreements between Talbots and certain officers of Talbots.(2)(3)*
10.27	Employment Agreement, dated as of November 23, 1998, between the Company and H. James Metscher.(7)*
10.28	Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and Talbots dated as of November 1, 1999.(9)
10.29	The Talbots, Inc. Restated Directors Stock Plan dated May 25, 2000.(13)*
10.30	Amended Share Repurchase Program, dated as of July 23, 2002, between Talbots and AEON (U.S.A.), Inc.(21)(23)
10.31	Amended Share Repurchase Program, dated as of October 31, 2002, between Talbots and AEON U.S.A.(24)

*	Management contract and compensatory plan or arrangement.

(11) Statement re: Computation of Per Share Earnings.

11.1	Incorporated by reference to note 13, “Net Income Per Share,” of Talbots consolidated financial statements for the fiscal year ended February 1, 2003, included in this Report.

(21) Subsidiaries.

21.1	Incorporated by reference to Note 2, “Summary of Significant Accounting Policies — Principals of Consolidation,” of Talbots consolidated financial statements for the fiscal year ended February 1, 2003, included in this report.

(23) Consents of Experts and Counsel.

23.1	Independent Auditors’ Consent of Deloitte & Touche LLP.

1	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

2	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 1994.

3	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995.

4	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 21, 1995.

5	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997.

6	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1998.

7	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 28, 1999.

8	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 25, 1999.

9	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999.

10	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999.

11	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000.

12	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 18, 2000.

13	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 12, 2000.

14	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 30, 2000.

15	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 28, 2001.

16	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 3, 2001.

17	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 25, 2001.

18	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001.

19	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 19, 2002.

20	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 20, 2002.

21	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated August 1, 2002.

22	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated August 20, 2002.

23	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 13, 2002.

24	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 17, 2003.

      (b) Report on Form 8-K:

      The Company filed a Current Report on Form 8-K on March 17, 2003, pursuant to which various agreements and documents were filed by the Company, as identified therein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2003

THE TALBOTS, INC.

By:	/s/ EDWARD L. LARSEN

Edward L. Larsen
Senior Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 22, 2003.

/s/ ARNOLD B. ZETCHER ----------------------------------------------------- Arnold B. Zetcher Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	----------------------------------------------------- Yoichi Kimura Director

----------------------------------------------------- Toshiji Tokiwa Director	----------------------------------------------------- Motoya Okada Director

/s/ PETER B. HAMILTON ----------------------------------------------------- Peter B. Hamilton Director	/s/ SUSAN M. SWAIN ----------------------------------------------------- Susan M. Swain Director

/s/ ELIZABETH T. KENNAN ----------------------------------------------------- Elizabeth T. Kennan Director	/s/ ISAO TSURUTA ----------------------------------------------------- Isao Tsuruta Director

I, Arnold B. Zetcher, certify that:

      1.     I have reviewed this annual report on Form 10-K of The Talbots, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ARNOLD B. ZETCHER _______________________________________ Arnold B. Zetcher
Chairman of the Board, President
and Chief Financial Officer

Date: April 22, 2003

I, Edward L. Larsen, certify that:

      1.     I have reviewed this annual report on Form 10-K of The Talbots, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD L. LARSEN _______________________________________ Edward L. Larsen
Senior Vice President, Finance,
Chief Financial Officer
and Treasurer

Date: April 22, 2003

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

      The Audit Committee of the Board of Directors, consisting of outside, independent Directors, meets periodically to assess that our management, internal auditors and independent auditors are properly fulfilling their duties regarding internal controls and financial reporting. Our independent auditors, internal auditors and financial managers have full and free access to the Audit Committee at any time.

      Deloitte & Touche LLP, independent auditors, are retained to perform audits of our consolidated financial statements.

Arnold B. Zetcher Chairman of the Board of Directors, President and Chief Executive Officer	Edward L. Larsen Senior Vice President, Finance, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of The Talbots, Inc.:

      We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and its subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and its subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, on February 3, 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to the provisions of Statement of Accounting Standards No. 142.

March 11, 2003
Boston, Massachusetts

THE TALBOTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Dollar amounts in thousands except per share data

	Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001
	(52-weeks)	(52-weeks)	(53-weeks)

Net sales	$1,595,325	$1,612,513	$1,594,996
Costs and expenses —
Cost of sales, buying and occupancy	963,501	967,163	936,009
Selling, general and administrative	435,757	435,334	467,324

Operating Income	196,067	210,016	191,663
Interest —
Interest expense	3,262	6,102	7,706
Interest income	409	927	3,364

Interest Expense — net	2,853	5,175	4,342

Income before taxes	193,214	204,841	187,321
Income taxes	72,455	77,840	72,119

Net Income	$120,759	$127,001	$115,202

Net Income Per Share —
Basic	$2.06	$2.07	$1.86

Assuming Dilution	$2.01	$2.00	$1.80

Weighted Average Number of Shares of Common Stock Outstanding (in thousands) —
Basic	58,724	61,459	61,823

Assuming Dilution	60,191	63,439	63,995

See notes to consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except per share data

	February 1,	February 2,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$25,566	$18,306
Customer accounts receivable — net	181,189	172,183
Merchandise inventories	175,289	183,803
Deferred catalog costs	5,877	8,341
Due from affiliates	8,793	9,618
Deferred income taxes	10,255	8,222
Prepaid and other current assets	28,929	29,089

Total current assets	435,898	429,562
Property and equipment — net	315,227	277,576
Goodwill — net	35,513	35,513
Trademarks — net	75,884	75,884
Deferred income taxes	—	3,595
Other assets	9,403	8,934

Total Assets	$871,925	$831,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,365	$49,645
Accrued income taxes	11,590	1,019
Accrued liabilities	87,986	79,628

Total Current Liabilities	147,941	130,292
Long-term debt	100,000	100,000
Deferred rent under lease commitments	20,688	19,542
Deferred income taxes	2,921	—
Other liabilities	32,699	13,354
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 75,270,013 shares and 74,935,856 shares issued, respectively, and 57,505,802 shares and 60,382,406 shares outstanding, respectively	753	749
Additional paid-in capital	389,402	378,955
Retained earnings	572,741	472,594
Accumulated other comprehensive income (loss)	(15,437)	(5,508)
Restricted stock awards	(78)	(697)
Treasury stock, at cost: 17,764,211 shares and 14,553,450 shares, respectively	(379,705)	(278,217)

Total stockholders’ equity	567,676	567,876

Total Liabilities and Stockholders’ Equity	$871,925	$831,064

See notes to consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001
	(52-weeks)	(52-weeks)	(53-weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,759	$127,001	$115,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,113	53,461	45,830
Deferred rent	1,136	(218)	1,170
Net non-cash compensation activity	634	634	705
Loss on disposal of property and equipment	3,021	3,795	3,514
Deferred income taxes	11,901	4,170	(4,488)
Changes in other assets	(469)	(2,691)	(6,243)
Change in other liabilities	728	21	2,498
Changes in current assets and liabilities:
Customer accounts receivable	(8,938)	(36,703)	(18,845)
Merchandise inventories	8,913	49,837	(50,615)
Deferred catalog costs	2,464	895	(876)
Due from affiliates	825	(740)	(433)
Tax benefit from options exercised	4,870	5,498	18,210
Prepaid and other current assets	(712)	(1,072)	(7,979)
Accounts payable	(569)	(33,330)	25,721
Accrued income taxes	10,569	1,019	—
Accrued liabilities	8,138	(12,270)	15,803

Net cash provided by operating activities	222,383	159,307	139,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(99,149)	(96,550)	(77,756)

Net cash used in investing activities	(99,149)	(96,550)	(77,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	5,567	7,143	33,624
Cash dividends	(20,612)	(19,207)	(16,792)
Purchase of treasury stock	(101,488)	(102,113)	(29,880)

Net cash used in financing activities	(116,533)	(114,177)	(13,048)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	559	(260)	(385)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,260	(51,680)	47,985
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,306	69,986	22,001

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,566	$18,306	$69,986

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollar amounts in thousands except share data

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Restricted			Total
			Paid-in	Retained	Income	Stock	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Awards	Stock	Income	Equity

Balance at January 29, 2000	72,015,946	$720	$314,378	$266,390	$(2,037)	$(2,140)	$(145,979)		$431,332
Cash dividends paid	—	—	—	(16,792)	—	—	—		(16,792)
Amortization of restricted stock awards	—	—	—	—	—	594	—		594
Stock options exercised, including tax benefit	2,380,110	24	51,834	—	—	—	—		51,858
Purchase of 1,135,234 shares of common stock	—	—	—	—	—	—	(29,880)		(29,880)
Other equity transactions	828	—	78	—	—	174	(174)		78
Comprehensive income:
Net income	—	—	—	115,202	—	—	—	$115,202	115,202
Translation adjustment	—	—	—	—	(1,621)	—	—	(1,621)	(1,621)

Comprehensive income	—	—	—	—	—	—	—	113,581	—

Balance at February 3, 2001	74,396,884	744	366,290	364,800	(3,658)	(1,372)	(176,033)		550,771
Cash dividends paid	—	—	—	(19,207)	—	—	—		(19,207)
Amortization of restricted stock awards	—	—	—	—	—	604	—		604
Stock options exercised, including tax benefit	538,144	5	12,635	—	—	—	—		12,640
Purchase of 3,255,772 shares of common stock	—	—	—	—	—	—	(102,113)		(102,113)
Other equity transactions	828	—	30	—	—	71	(71)		30
Comprehensive income:
Net income	—	—	—	127,001	—	—	—	127,001	127,001
Translation adjustment	—	—	—	—	(1,850)	—	—	(1,850)	(1,850)

Comprehensive income	—	—	—	—	—	—	—	125,151	—

Balance at February 2, 2002	74,935,856	749	378,955	472,594	(5,508)	(697)	(278,217)		567,876
Cash dividends paid	—	—	—	(20,612)	—	—	—		(20,612)
Amortization of restricted stock awards	—			—	—	619	—		619
Stock options exercised, including tax benefit	333,743	4	10,432	—	—	—	—		10,436
Purchase of 3,210,761 shares of common stock	—	—	—	—	—		(101,488)		(101,488)
Other equity transactions	414	—	15	—	—	—	—		15
Comprehensive income:
Net income	—	—	—	120,759				120,759	120,759
Translation adjustment	—	—	—	—	1,347			1,347	1,347
Change in minimum pension liability	—	—	—	—	(11,276)	—	—	(11,276)	(11,276)

Comprehensive income	—	—	—	—	—	—	—	$110,830

Balance at February 1, 2003	75,270,013	$753	$389,402	$572,741	$(15,437)	$(78)	$(379,705)		$567,676

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except share data

1.     Description of Business

      The Talbots, Inc., together with its subsidiaries (“Talbots” or the “Company”), is a specialty retailer with a direct marketing catalog operation and Internet website, www.talbots.com. AEON (U.S.A.), Inc. (“AEON U.S.A.”), formerly Jusco (U.S.A.), Inc., is the Company’s majority shareholder, owning approximately 58.6% of the Company’s outstanding common stock at February 1, 2003.

      The years ended February 1, 2003 and February 2, 2002 were fifty-two week reporting periods, and the year ended February 3, 2001 was a fifty-three week reporting period. The Company conforms to the National Retail Federation’s fiscal calendar.

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

Customer Accounts Receivable

      Customer accounts receivable are amounts due from customers on the Company’s credit card, net of an allowance for doubtful accounts. The Talbots charge card program is administered through Talbots Classics National Bank, a wholly owned, special-purpose bank, and Talbots Classics Finance Company, Inc., a wholly owned subsidiary. Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluation of customers’ financial positions are performed and collateral is not required as a condition of credit. The allowance for doubtful accounts is maintained for estimated losses from the inability of customers to make required payments and is based on a percentage of outstanding balances, historical charge-offs and charge-off forecasts. The collectibility of accounts receivable is evaluated based on a combination of factors. Delinquent accounts are generally written off automatically after a period of delinquency. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make collectibility unlikely.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

Customer Loyalty Program

      The Company maintains a customer loyalty program in which customers receive “appreciation awards” based on reaching a certain purchase level on their Talbots credit card. Appreciation awards may be applied to future Talbots charge card merchandise purchases and expire one year after issuance. Expense associated with the accrued award is recognized at the time of the initial customer purchase and is charged to selling, general and administrative expenses based on purchase levels, actual awards issued and historical redemption rates.

Advertising

      Advertising costs, which include media, production and catalogs, totaled $62,286, $70,807 and $88,866 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively. Media and production costs are expensed in the period in which the advertising first takes place. Catalog costs are amortized over the estimated productive selling life of the catalog, which is generally three months.

Preopening Expenses

      Costs associated with the opening of new stores are expensed as incurred.

Merchandise Inventories

      Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis. Reductions in gross margin and inventory are recorded for adjustments to inventory balances based on estimated markdowns, using current information related to inventory levels and historical markdown trends and forecasted markdown levels.

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

Goodwill

      The excess of purchase price over net assets acquired through fiscal 2001 was being amortized over 40 years under the straight-line method and reviewed for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and ceased amortizing goodwill as outlined in Note 2, New

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

Accounting Pronouncements. At February 1, 2003 and February 2, 2002, accumulated amortization of goodwill was $18,247.

Trademarks

      In November 1993, the Company purchased certain trademarks, including the Talbots trade name, from JUSCO (Europe) B.V. In 2001, JUSCO (Europe) B.V., which retained rights to certain trademarks in specified Asian territories, was dissolved and its Asian trademark rights were transferred to AEON Co., Ltd. The Company’s trademarks are registered with the U.S. Patent and Trademark Office and may be renewed indefinitely. Through 2001, the trademarks were being amortized over 40 years and reviewed for impairment under the provisions of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets to be disposed of.” On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and ceased amortizing trademarks as outlined in note 2, New Accounting Pronouncements. At February 1, 2003 and February 2, 2002, accumulated amortization on the Company’s trademarks was $19,487.

Fair Value of Financial Instruments

      The Company’s financial instruments consist primarily of current assets (except inventories), current liabilities and long-term debt. The carrying value of current assets and current liabilities approximates their fair market values; long-term debt, which has variable interest rate terms, approximates its fair market value.

Finance Charge Income

      Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense.

Stock-Based Compensation

      The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company used the fair value method to value compensation, as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reported as follows:

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Reported net income	$120,759	$127,001	$115,202
Less: Impact of stock options expense	18,659	15,061	8,383

Adjusted net income	$102,100	$111,940	$106,819

Reported earnings per share — basic	$2.06	$2.07	$1.86
Less: Impact of stock options expense	0.32	0.25	0.13

Adjusted earnings per share — basic	$1.74	$1.82	$1.73

Reported diluted earnings per share	$2.01	$2.00	$1.80
Add: Impact of stock options expense	0.31	0.24	0.13

Adjusted diluted earnings per share	$1.70	$1.76	$1.67

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      The fair value of options on their grant date is measured using the Black Scholes option pricing model. The estimated weighted average fair value of options granted during 2002, 2001 and 2000 were $19.69, $28.97 and $9.80 per option, respectively. Key assumptions used to apply this pricing model are as follows:

	February 1,	February 2,	February 3,
	2003	2002	2001

Weighted average risk free interest rate	5.2%	5.0%	6.3%
Weighted average expected life of option grants	6.25 years	6.25 years	5.25 years
Weighted average expected volatility of underlying stock	58.0%	67.5%	54.0%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	1.0%	0.7%	1.4%

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

Grantor Trust

      The Company maintains an irrevocable grantor’s trust (“Rabbi Trust”) to hold assets that fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan. The assets held in the Rabbi Trust consist of money market and insurance investments (in which the Company is the designated beneficiary) and are designated as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires securities to be recorded at fair value with any changes charged to current earnings.

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

Income Taxes

      In accordance with SFAS No. 109, deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Such taxes are provided for at the tax rates that are expected when such temporary differences will be realized. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that the full deferred tax asset would not be realized. If it is subsequently determined that a deferred tax asset will more likely than not be realized, an adjustment to earnings is recorded to reduce the allowance.

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

Comprehensive Income

      The Company’s comprehensive net income is comprised of reported net income plus the impact of changes in the cumulative foreign currency translation adjustment and the change in the minimum pension liability (net of tax). Comprehensive income is included in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. At February 1, 2003, the balance of comprehensive net income included cumulative foreign currency translation loss of $4,161 and the cumulative minimum pension liability (net of tax) of $11,276. At February 2, 2002 and February 3, 2001, the balance consisted of $5,508 and $3,658, respectively, of cumulative foreign currency translation.

Revenue Recognition

      The Company recognizes revenue at the point-of-sale or, in the case of catalog and Internet sales, upon estimated receipt by the customer. The Company provides for estimated returns based on return history and sales levels.

Supplemental Cash Flow Information

      Interest paid for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 was $3,360, $6,787 and $7,557, respectively. Income tax payments during the years ended February 1, 2003, February 2, 2002 and February 3, 2001 were $45,566, $68,626 and $60,419, respectively. At February 1, 2003, the Company booked an additional minimum pension liability of $18,617, offset by a charge to equity, net of tax, for $11,276. No charge was necessary at February 2, 2002 and February 3, 2001.

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

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for the Company’s 2002 fiscal year. The Company’s adoption of this statement did not have a material impact on its financial statements.

      On February 3, 2002, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill and certain other intangible assets (including trademarks) with indefinite lives from an amortization method to an impairment-only approach. Upon adoption, the Company ceased amortization of goodwill and the trademarks and the assets’ fair values were reviewed for

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

impairment. The initial impairment test noted no impairment of the recorded goodwill or trademarks. Below is a summary of the Company’s goodwill and trademarks:

	February 1,	February 2,	February 3,
	2003	2002	2001

Goodwill	$53,760	$53,760	$53,760
Less: accumulated amortization	18,247	18,247	16,903

	$35,513	$35,513	$36,857

Trademark	$95,371	$95,371	$95,371
Less: accumulated amortization	19,487	19,487	17,103

	$75,884	$75,884	$78,268

      Below is a reconciliation of previously reported net income and earnings per share to the amounts reported in the current year excluding the amortization of goodwill and trademarks:

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Reported net income	$120,759	$127,001	$115,202
Add: goodwill and trademark amortization, net of tax	—	2,822	2,810

Adjusted net income	$120,759	$129,823	118,012

Reported diluted earnings per share	$2.01	$2.00	$1.80
Add: goodwill and trademark amortization, net of tax	—	0.04	0.04

Adjusted diluted earnings per share	$2.01	$2.04	$1.84

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s fiscal 2002 financial statements and is not expected to have a material ongoing impact.

     Reclassifications

      Certain reclassifications have been made to the February 2, 2002 and February 3, 2001 financial statements to conform with the February 1, 2003 presentation.

3.     Equity Transactions

      During the years ended February 1, 2003, February 2, 2002 and February 3, 2001, the Company declared and paid dividends totaling $0.35 per share, $0.31 per share and $0.27 per share, respectively.

      On October 10, 2000, the Company’s Board of Directors authorized a two-for-one stock split of its common stock. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock and each treasury share of common stock. The stock split was effective as

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

of the close of business on November 7, 2000 to shareholders of record on October 25, 2000. All share information contained in this report reflects the impact of the stock split.

      In 1995, the Company adopted a stock repurchase plan authorizing the purchase of shares of its common stock. Subsequently, the Company’s Board of Directors approved extensions to the original plan. During 2001, the Company repurchased 3,209,008 shares under its repurchase program at an average price of $31.16. During 2002, the Company repurchased 3,165,697 shares of the Company’s common stock under its repurchase programs at an average price per share of $31.59. This completed a $50.0 million repurchase program approved by the Board of Directors in October 2001 and a subsequent $50.0 million plan that was approved by the Board of Directors in July 2002. In October 2002, the Board of Directors approved a further stock repurchase program which allows the Company to purchase an additional $50.0 million in stock from time to time over the next two years. Through February 1, 2003, no purchases have been made under this plan. At February 1, 2003 and February 2, 2002, the Company held 17,764,211 and 14,553,450 shares, respectively, as treasury shares. Treasury shares also include shares forfeited under the Company’s restricted stock grants under the 1993 Executive Stock Based Incentive Plan (the “Plan”).

4.     Stock Options

      In 1993, the Company reserved 5,300,000 shares of common stock for issuance pursuant to the Plan. In 1998 and 2002, the Plan was amended and approved by stockholders to increase the number of shares of common stock authorized thereunder by 6,620,000 and 300,000 shares, respectively, to 12,220,000 shares. In accordance with the Plan, the Company issued stock options that vest over a three-year period and expire no later than ten years from the grant date. These stock options have been granted at fair market value at the date of grant.

      In 1995, the Company implemented a stock option plan for its non-employee members of its Board of Directors. In 2000, the Company’s Board of Directors and shareholders approved a Restated Directors Plan (the “Restated Directors Plan”) which increased the shares reserved for issuance by 800,000 shares. Stock options granted under the Restated Directors Plan generally vest over a three-year period and expire no later than ten years from the grant date. The stock options are granted at a price equal to the fair market value of the Company’s common stock at the date of grant.

      The following table summarizes information regarding stock options outstanding under the Plan and the Restated Directors Plan at February 1, 2003.

	Options Outstanding			Options Exercisable

	Number of	Weighted	Weighted	Number of	Weighted
Range of	options	average	average	options	average
exercise prices	outstanding	remaining life	exercise price	exercisable	exercise price

$ 7.40 – $10.22	452,474	5.0 years	$7.42	452,474	$7.42
$10.23 – $15.33	1,128,858	5.2 years	$12.83	1,128,858	$12.83
$15.34 – $20.45	2,723,447	7.0 years	$18.95	1,784,761	$18.92
$20.46 – $25.56	13,667	7.2 years	$23.64	11,000	$23.28
$25.57 – $30.67	131,333	8.6 years	$27.92	40,997	$29.28
$30.68 – $35.79	71,000	8.9 years	$33.98	10,666	$33.09
$35.80 – $40.90	1,320,000	9.1 years	$35.91	22,996	$36.50
$40.91 – $46.01	2,000	8.2 years	$41.85	666	$41.85
$46.02 – $51.13	1,151,332	8.1 years	$47.01	391,302	$47.08

	6,994,111	7.2 years	$25.37	3,843,720	$18.92

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      A summary of stock option activity under the Plan and the Restated Directors Plan during the years ended February 1, 2003, February 2, 2002 and February 3, 2001 is presented below.

	Year Ended

	February 1, 2003		February 2, 2002		February 3, 2001

		Weighted		Weighted		Weighted
		average option		average option		average option
	Number of	price per	Number of	price per	Number of	price per
	shares	share	shares	share	shares	share

Outstanding at beginning of year	6,002,857	$22.72	5,328,336	$16.25	4,757,982	$12.96
Granted	1,391,000	35.36	1,291,000	46.24	3,062,000	19.64
Exercised	(333,743)	16.68	(538,144)	13.27	(2,380,110)	14.12
Forfeited	(66,003)	38.40	(78,335)	35.31	(111,536)	14.49

Outstanding at end of year	6,994,111	$25.37	6,002,857	$22.72	5,328,336	$16.25

Exercisable at end of year	3,843,720	$18.92	2,465,794	$14.78	1,338,622	$12.06

      Under the provisions of the Plan, the Company has issued to certain key members of management shares of restricted stock. The purchase price of the restricted stock is $0.01 per share. The difference between the market price of the shares on the date of grant and management’s cost of $0.01 per share is recorded as deferred compensation and is amortized over a five-year service period. Such shares are contingently returnable, at the $0.01 par value, if the employee does not fulfill their service obligation.

      A summary of the changes in restricted shares outstanding for the years ended February 1, 2003, February 2, 2002, and February 3, 2001 is presented below.

	Year Ended

	February 1, 2003		February 2, 2002		February 3, 2001

		Weighted		Weighted		Weighted
	Number of	average market	Number of	average market	Number of	average market
	shares	price per share	shares	price per share	shares	price per share

Outstanding at beginning of year	265,867	$7.89	410,200	$7.93	433,600	$7.91
Granted	—	—	—	—	—	—
Vested	(132,933)	7.89	(136,733)	7.93	—	—
Forfeited			(7,600)	9.40	(23,400)	7.40

Outstanding at end of year	132,934	$7.89	265,867	$7.89	410,200	$7.93

      The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees.

5.     Related Party and Affiliates

      In November 1993, the Company purchased certain trademarks, including the Talbots trade name, from JUSCO (Europe) B.V., a related party. In 2001, JUSCO (Europe) B.V., which retained rights to certain trademarks in specified Asian territories, was dissolved and these Asian trademark rights were transferred to AEON Co., Ltd.

      AEON Co. Ltd., owns and operates stores in Japan through its wholly owned subsidiary Talbots Japan Co., Ltd. (“Talbots Japan”). The Company provides certain services for Talbots Japan and is reimbursed for expenses incurred. At February 1, 2003 and February 2, 2002, the Company was owed $8,759 and $9,605 respectively, for these service costs and for merchandise inventory purchases made on behalf of Talbots Japan.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      Talbots has an advisory services agreement with AEON U.S.A. under which AEON U.S.A. provides advice and services to Talbots with respect to strategic planning and other related issues concerning the Company and maintains on behalf of the Company a working relationship with banks and other financial institution, in particular, Japanese banks, for which AEON U.S.A. receives an annual fee of $250 plus any expenses incurred.

      Under the Company’s established stock repurchase programs, shares are repurchased from the open market from time to time. Concurrently with such open market purchases, the Company has generally purchased a pro rata number of shares from Aeon USA so as to maintain substantially the same percentage stock ownership of the Company between Aeon USA and the public shareholders. During fiscal 2002, a total of 1,054,936 shares were repurchased from Aeon USA. The price of the shares purchased from Aeon USA was equal to the weighted average price of the shares paid to the public shareholders and for fiscal 2002 ranged from $25.03 to $30.15.

6.     Accounts Receivable

      Customer accounts receivable are as follows:

	February 1,	February 2,
	2003	2002

Due from customers	$183,789	$174,483
Less allowance for doubtful accounts	(2,600)	(2,300)

Customer accounts receivable, net	$181,189	$172,183

      Finance charge income (including interest and late fee income) amounted to $36.0 million, $27.4 million and $20.1 million for the 52 weeks ended February 1, 2003 and February 2, 2002 and for the 53 weeks ended February 3, 2001, respectively.

      Changes in the allowance for doubtful accounts are as follows:

	Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Balance, beginning of year	$2,300	$2,100	$1,700
Charges to costs and expenses	3,416	2,766	2,210
Charge-offs, net of recoveries	(3,116)	(2,566)	(1,810)

Balance, end of year	$2,600	$2,300	$2,100

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

7.     Property and Equipment

      Property and equipment consists of the following:

	February 1,	February 2,
	2003	2002

Land	$10,940	$10,940
Buildings	68,042	64,632
Fixtures and equipment	267,998	224,854
Software	35,193	19,820
Leasehold improvements	135,452	120,294
Leasehold interests	2,074	2,358
Construction in progress	20,435	23,035

Property and equipment — gross	540,134	465,933
Less accumulated depreciation and amortization	(224,907)	(188,357)

Property and equipment — net	$315,227	$277,576

      Depreciation expense for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 was $58.5 million, $50.0 million and $42.6 million, respectively.

8.     Accrued Liabilities

      Accrued liabilities consist of the following:

	February 1,	February 2,
	2003	2002

Gift certificates, merchandise credits, return reserve, and other customer related liabilities	$38,582	$33,925
Employee compensation, related taxes and benefits	25,791	26,366
Taxes other than income and withholding	8,009	7,022
Other accrued liabilities	15,604	12,315

Total accrued liabilities	$87,986	$79,628

9.     Debt

     Revolving Credit

      The revolving credit agreements with four banks have maximum available borrowings of $100,000, have two-year terms and can be extended annually upon mutual agreement. Interest terms on the unsecured revolving credit agreements are fixed, at the Company’s option, for periods of one, three or six months. At February 1, 2003 and February 2, 2002, the Company had $100,000 outstanding under its revolving credit agreements. None of the outstanding balance is currently payable.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      A summary of the amounts outstanding, the current interest terms and the loan maturities under the revolving credit agreements at February 1, 2003 follows:

Outstanding	Interest rate	Maturity

$18,000	2.43%	April 2004
14,000	2.47%	April 2004
14,000	2.02%	April 2004
12,000	2.68%	April 2004
6,000	2.65%	January 2005
18,000	2.04%	January 2005
10,000	2.19%	January 2005
8,000	2.25%	January 2005

$100,000

     Notes Payable to Banks

      The Company also has available a $125,000 unsecured line-of-credit facility with five banks. At February 1, 2003 and February 2, 2002, no amounts were outstanding on this facility. The weighted average interest rate for the years ended February 1, 2003 and February 2, 2002 was 2.32% and 3.33%, respectively.

     Letters of Credit

      The Company has two letter-of-credit banking agreements totaling $200,000 which it uses primarily for the purchase of merchandise inventories. At February 1, 2003 and February 2, 2002, the Company held $107,558 and $101,455, respectively, in purchase commitments.

10.     Income Taxes

      The provision for income taxes for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, consists of the following:

	Year Ended

	February 1, 2003	February 2, 2002	February 3, 2001

Currently payable:
Federal	$54,547	$65,968	$67,600
State	5,907	7,236	8,957
Foreign	—	440	—

Total currently payable	60,454	73,644	76,557

Deferred:
Federal	9,408	4,939	(3,896)
State	1,226	1,245	(542)
Foreign	1,367	(1,988)	—

Total deferred	12,001	4,196	(4,438)

Total income tax expense	$72,455	$77,840	$72,119

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      Components of the net deferred tax asset or liability recognized in the consolidated balance sheets at February 1, 2003 and February 2, 2002, respectively, are as follows:

	February 1, 2003			February 2, 2002

	Assets	Liabilities	Total	Assets	Liabilities	Total

United States:
Current:
Merchandise inventories	$4,609	$—	$4,609	$4,481	$—	$4,481
Deferred catalog costs	—	(791)	(791)	—	(895)	(895)
Accrued vacation pay	3,807	—	3,807	3,222	—	3,222
Other	1,322	(472)	850	686	(639)	47

Total current	9,738	(1,263)	8,475	8,389	(1,534)	6,855

Noncurrent:
Depreciation & amortization	—	(23,861)	(23,861)	—	(11,037)	(11,037)
Lease commitments	7,117	—	7,117	6,520	—	6,520
Deferred compensation	4,841	—	4,841	4,574	—	4,574
Minimum Pension Liability	7,518	—	7,518	—	—	—
Other	1,464	—	1,464	1,758	—	1,758

Total noncurrent	20,940	(23,861)	(2,921)	12,852	(11,037)	1,815

Foreign:
Current:
Subsidiary tax loss carryfowards	1,780	—	1,780	1,367	—	1,367

Total current	1,780	—	1,780	1,367	—	1,367
Noncurrent:
Subsidiary tax loss carryforwards	—	—	—	1,780	—	1,780

Total noncurrent	—	—	—	1,780	—	1,780

Total deferred income taxes	$32,458	$(25,124)	$7,334	$24,388	$(12,571)	$11,817

      At February 1, 2003, a consolidated foreign subsidiary of the Company had net operating loss carryforwards of $4,238 which are expected to be utilized in 2003.

      For the fiscal year ended February 1, 2003, the effective tax rate decreased to 37.5% compared to 38.0% for the year ended February 2, 2002.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      For the years ended February 1, 2003, February 2, 2002 and February 3, 2001, total income tax expense differs from that computed by multiplying income before taxes by the United States federal income tax rates as follows:

	Year Ended

	February 1, 2003		February 2, 2002		February 3, 2001

	Tax	Rate	Tax	Rate	Tax	Rate

Expected tax expense	$67,625	35.0%	$71,694	35.0%	$65,562	35.0%
Adjustments resulting from:
State income taxes, net of federal tax benefit	4,636	2.4	5,513	2.7	5,469	2.9
Goodwill amortization	—	—	470	0.2	470	0.3
Other	194	0.1	163	0.1	618	0.3

Actual tax expense	$72,455	37.5%	$77,840	38.0%	$72,119	38.5%

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

      Historically, the Company does not allocate assets by segment, however, SFAS 142 requires goodwill and other intangible assets to be allocated to specific reporting segments. For analysis of impairment under FASB 142, Talbots allocated goodwill for $35.5 million and $0 to the stores and catalog segment, respectively, at February 1, 2003 February 2, 2002. The trademark was allocated as $64.5 million and $11.4 million to the stores and catalog segment, respectively, at February 1, 2003 and February 2, 2002.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      The following is segment information as of and for the years ended February 1, 2003, February 2, 2002 and February 3, 2001:

	February 1, 2003

	Stores	Catalog	Total

Net sales	$1,347,941	$247,384	$1,595,325
Direct profit	257,729	48,965	306,694

	February 2, 2002

	Stores	Catalog	Total

Net sales	$1,346,029	$266,484	$1,612,513
Direct profit	271,696	48,763	320,459

	February 3, 2001

	Stores	Catalog	Total

Net sales	$1,325,961	$269,035	$1,594,996
Direct profit	262,133	49,422	311,555

      The following reconciles direct profit to consolidated net income before taxes as of and for the years ended February 1, 2003, February 2, 2002 and February 3, 2001:

	February 1, 2003	February 2, 2002	February 3, 2001

Total direct profit or loss for reportable segments	$306,694	$320,459	$311,555
Less: indirect expenses	(113,480)	(115,618)	(124,234)

Consolidated income before taxes	$193,214	$204,841	$187,321

      As a retailer that sells to the general public, the Company has no single customer who accounts for greater than 10% of the Company’s consolidated net sales.

      The following is geographical information as of and for the years ended February 1, 2003, February 2, 2002 and February 3, 2001:

	February 1, 2003	February 2, 2002	February 3, 2001

Sales:
United States	$1,546,006	$1,561,520	$1,544,258
Foreign	49,319	50,993	50,738

Total consolidated revenues	$1,595,325	$1,612,513	$1,594,996

Long-Lived Assets:
United States	$420,056	$383,563	$344,171
Foreign	6,567	5,410	5,756

Total long-lived assets	$426,623	$388,973	$349,927

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

      The Company sponsors a non-contributory defined benefit pension plan covering substantially all domestic salaried and hourly employees. The plan provides retirement benefits for employees who have attained age 21 and completed one year of service. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. The Company’s general funding policy is to contribute the greater of amounts that are deductible for federal income tax purposes or required by law. Plan assets for the pension plan consist principally of fixed income and equity securities.

      The following sets forth the funded status and prepaid pension cost for the Company’s pension plan:

	February 1, 2003	February 2, 2002

Change in benefit obligation:
Projected benefit obligation at beginning of year	$53,657	$43,751
Service expense	5,151	4,399
Interest expense	4,125	3,469
Actuarial loss	9,342	2,857
Amendments	639	—
Benefits paid	(899)	(819)

Projected benefit obligation at end of year	$72,015	$53,657

Change in assets:
Fair value at the beginning of year	$41,048	$34,348
Actual return on plan assets	(5,224)	(1,789)
Employer contributions	8,000	9,308
Benefits paid	(899)	(819)

Fair value at end of year	$42,925	$41,048

Funded status:
Accumulated benefit obligation	$(56,181)	$(40,182)
Effect of projected salary increases	(15,834)	(13,475)

Projected benefit obligation	(72,015)	(53,657)
Fair value of plan assets	42,925	41,048

Funded status	(29,090)	(12,609)
Unrecognized prior service cost	1,097	691
Unrecognized net loss	34,451	16,093

Prepaid pension cost	$6,458	$4,175

Amounts recognized in the balance sheet consist of:
(Accrued)/prepaid benefit cost	$(13,256)	$4,175
Intangible asset	1,097	—
Additional minimum pension liability (reflected in shareholders’ equity net of tax)	18,617	—

Prepaid pension cost	$6,458	$4,175

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      Net pension expense for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 included the following components:

	Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Service expense — benefits earned during the period	$5,151	$4,399	$3,471
Interest expense on projected benefit obligation	4,125	3,469	3,092
Expected return on plan assets	(4,294)	(3,514)	(3,072)
Net amortization and deferral	735	448	163

Net pension expense	$5,717	$4,802	$3,654

      The Company also has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executives impacted by Internal Revenue Code limits on benefits and compensation. The plan is not funded.

      The following sets forth the funded status and accrued benefit cost for the Company’s SERP plan.

	February 1,	February 2,
	2003	2002

Change in benefit obligation:
Projected benefit obligation at beginning of year	$6,881	$4,871
Service expense	516	450
Interest expense	557	450
Actuarial loss	1,738	541
Plan changes	(382)	583
Benefits paid	(4)	(14)

Projected benefit obligation at end of year	$9,306	$6,881

Funded status:
Projected benefit obligation	$(9,306)	$(6,881)
Fair value of plan assets	—	—

Funded status	(9,306)	(6,881)
Unrecognized prior service cost	203	612
Unrecognized net loss	3,071	1,518

Accrued SERP benefit cost	$(6,032)	$(4,751)

Amounts recognized in the balance sheet consist of:
Accrued benefit	$(6,412)	$(4,751)
Intangible asset	203	—
Additional minimum SERP liability (reflected in shareholders’ equity net of tax)	177	—

Accrued SERP expense	$(6,032)	$(4,751)

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      Net SERP expenses for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 included the following components:

	Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Service expense — benefits earned during the period	$516	$450	$273
Interest expense on projected benefit obligation	557	450	340
Net amortization and deferral	212	218	128

Net SERP expense	$1,285	$1,118	$741

      The following summarizes the assumptions used in determining both the net pension and SERP expense.

	Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Discount rate	7.50%	7.50%	7.50%
Discount rate used to determine projected benefit obligation at end of year	6.75%	7.50%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of future compensation increases	4.50%	4.50%	4.50%
Rate of future compensation increases used to determine projected benefit obligation at end of year	4.00%	4.50%	4.50%

      The Company has a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan, and the Company makes a cash contribution that matches 50% of an employee’s contribution up to a maximum of 6% of the employee’s actual compensation. Employees may elect to invest in the common stock of the Company at their discretion. Company contributions for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 were $3,318, $3,118 and $3,190, respectively.

      The Company provides certain medical benefits for most retired employees. The following sets forth the funded status and accrued benefit cost for the postretirement medical plan.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

	February 1,	February 2,
	2003	2002

Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$2,635	$2,989
Service expense	358	266
Interest expense	217	158
Actuarial loss/(gain)	536	(665)
Benefits paid	(124)	(113)

Projected benefit obligation at end of year	$3,622	$2,635

Funded status:
Accumulated postretirement benefit obligation	$(3,622)	$(2,635)
Fair value of plan assets	—	—

Funded status	(3,622)	(2,635)
Unrecognized actuarial gain	(128)	(672)

Accrued postretirement benefit	$(3,750)	$(3,307)

      The net expense of the postretirement medical plan for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 included the following components:

	Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Service expense — benefits earned during the period	$358	$266	$283
Interest expense on accumulated postretirement benefit obligation	217	158	210
Net amortization and deferral	(7)	(88)	—

Net postretirement medical expense	$568	$336	$493

      Assumed health care expense trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed cost escalation rate would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest expense components	$62	$(54)
Effect on the postretirement benefit obligation	$342	$(304)

      The weighted average discount rate used in determining the accumulated postretirement medical benefit obligation was 6.75% at February 1, 2003 and 7.50% at February 2, 2002 and February 3, 2001. Additionally, assumed cost escalation rates that start at 9.00% and grade down gradually to 5.00% were used for February 1, 2003. Assumed cost escalation rates that start at 10.00% and grade down gradually to 5.00% were used for February 2, 2002 and assumed escalation rates that start at 8.10% and grade down gradually to 5.00% were used for the year ended February 3, 2001.

      The Company provides postemployment medical benefits to certain employees on short-term disability. The Company’s obligation at February 1, 2003 and February 2, 2002 was $880 and $634, respectively

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

13.     Commitments

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

      The aggregate minimum future annual rental commitments under noncancelable operating leases at February 1, 2003 are as follows:

2003	$107,472
2004	111,040
2005	108,927
2006	103,351
2007	93,235
Thereafter	373,943

      Rent expense for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 was $97,848, $84,375 and $78,467, respectively, and includes $1,920, $2,250 and $3,629, respectively, of contingent rental expense.

14.	Net Income Per Share

      The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 2,544,000, 1,181,000 and 36,000 shares of common stock at prices ranging from $23.06 to $51.13 per share were outstanding during the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market prices of the common shares.

	Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Shares for computation of basic net income per share	58,724	61,459	61,823
Effect of stock compensation plans	1,467	1,980	2,172

Shares for computation of diluted net income per share	60,191	63,439	63,995

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

15.	Quarterly Results (unaudited)

      The following table shows certain unaudited quarterly information for the Company during fiscal 2002 and fiscal 2001.

	Fiscal 2002 quarter ended

	May 4,	August 3,	November 2,	February 1,
	2002	2002	2002	2003

Net sales	$391,328	$370,407	$401,789	$431,801
Gross profit	170,206	134,829	176,893	149,896
Net income	34,983	20,034	37,407	28,335
Net income per share
Basic	$0.58	$0.34	$0.64	$0.50
Assuming dilution	$0.57	$0.33	$0.63	$0.48
Weighted average common shares outstanding (in thousands)
Basic	59,957	59,468	58,100	57,370
Assuming dilution	61,609	61,047	59,433	58,622
Cash dividends per share	$0.08	$0.09	$0.09	$0.09
Market price data
High	$41.02	$38.95	$34.52	$30.67
Low	$31.45	$26.09	$22.90	$24.86

	Fiscal 2001 quarter ended

	May 5,	August 4,	November 3,	February 2,
	2001	2001	2001	2002

Net sales	$401,072	$384,295	$393,966	$433,180
Gross profit	182,824	131,316	174,226	156,984
Net income	40,113	17,816	36,558	32,514
Net income per share
Basic	$0.64	$0.29	$0.60	$0.54
Assuming dilution	$0.62	$0.28	$0.58	$0.53
Weighted average common shares outstanding (in thousands)
Basic	62,756	62,009	61,100	59,972
Assuming dilution	64,993	64,112	62,755	61,787
Cash dividends per share	$0.07	$0.08	$0.08	$0.08
Market price data
High	$53.75	$48.80	$40.65	$38.55
Low	$36.24	$35.23	$22.33	$30.80

SHAREHOLDER INFORMATION

CORPORATE OFFICES

The Talbots, Inc.

One Talbots Drive
Hingham, MA 02043-1586

TALBOTS WEBSITE

www.talbots.com

TALBOTS CATALOG

To receive a free copy of our most recent Talbots catalog, call 1-800-TALBOTS (1-800-825-2687)

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for 10 a.m. on May 22, 2003,

at the World Trade Center Boston,
200 Seaport Boulevard,
Boston, MA
Each shareholder is cordially invited to attend.

FORM 10-K

A copy of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 is available to each shareholder free of charge upon written request to the Investor Relations Department at our corporate offices.

SHAREHOLDER REPORTS/ INVESTOR INQUIRIES

Shareholder inquiries, including requests for quarterly and annual reports, may be made in writing to:

Investor Relations Department
The Talbots, Inc.
One Talbots Drive
Hingham, MA 02043-1586;
By calling 781-741-4500; or
by e-mail at investor.relations@talbots.com

STOCK EXCHANGE LISTING

New York Stock Exchange

(Trading Symbol: TLB)

REGISTRAR AND TRANSFER AGENT

EquiServe Trust Company, N.A.

Shareholder Services
P.O. Box 43010
Providence, RI 02940-3010
Telephone: 781-575-3120
Internet Address:
http://www.EquiServe.com

MARKET FOR REGISTRANT’S COMMON STOCK

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB.” The number of holders of record of common stock at April 1, 2003 was 546.

The payment of dividends and the amount thereof is determined by the Board of Directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered. The Company anticipates that dividends on the common stock will continue to be declared on a quarterly basis.