Form 10-Q
period 2003-05-03
TALBOTS INC
filed 2003-06-16
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003

Commission file number: 1-12552

THE TALBOTS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1111318 (I.R.S. Employer Identification No.)

One Talbots Drive, Hingham, Massachusetts (Address of principal executive offices)	02043 (Zip Code)

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes	[X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class Common Stock, $0.01 par value	June 2, 2003 56,854,202

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Consolidated Statements of Earnings for the Thirteen Weeks Ended May 3, 2003 and May 4, 2002	3
Consolidated Balance Sheets as of May 3, 2003, February 1, 2003 and May 4, 2002	4
Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 3, 2003 and May 4, 2002	5
Notes to Consolidated Financial Statements	6-9
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 3: Quantitative and Qualitative Disclosures About Market Risk	13
Item 4: Controls and Procedures	14
PART II. OTHER INFORMATION
Item 6:Exhibits and Reports on Form 8-K	15
Signatures	16
Certifications	17-18

PART I - FINANCIAL INFORMATION

               Item 1. FINANCIAL STATEMENTS

               THE TALBOTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
               FOR THE THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002
                (Dollar amounts in thousands except per share data)

	Thirteen Weeks Ended

	May 3,	May 4,
	2003	2002

NET SALES	$394,991	$391,328
COSTS AND EXPENSES
Cost of sales, buying and occupancy	230,191	221,122
Selling, general and administrative	117,054	113,401

OPERATING INCOME	47,746	56,805
INTEREST
Interest expense	747	921
Interest income	41	88

INTEREST EXPENSE - net	706	833

INCOME BEFORE TAXES	47,040	55,972
INCOME TAXES	17,640	20,989

NET INCOME	$29,400	$34,983

NET INCOME PER SHARE:
BASIC	$0.52	$0.58

ASSUMING DILUTION	$0.51	$0.57

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands):
BASIC	56,995	59,957

ASSUMING DILUTION	58,074	61,609

CASH DIVIDENDS PER SHARE	$0.09	$0.08

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)
MAY 3, 2003, FEBRUARY 1, 2003 AND MAY 4, 2002
 (Dollar amounts in thousands except share data)

	May 3,	February 1,	May 4,
	2003	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,905	$25,566	$41,360
Customer accounts receivable - net	191,445	181,189	182,465
Merchandise inventories	204,480	175,289	175,301
Deferred catalog costs	4,908	5,877	4,904
Due from affiliates	9,150	8,793	8,618
Deferred income taxes	11,163	10,255	8,269
Prepaid and other current assets	30,621	28,929	27,719

Total current assets	457,672	435,898	448,636
PROPERTY AND EQUIPMENT - net	320,932	315,227	290,955
GOODWILL - net	35,513	35,513	35,513
TRADEMARKS - net	75,884	75,884	75,884
DEFERRED INCOME TAXES	—	—	3,346
OTHER ASSETS	10,191	9,403	10,241

TOTAL ASSETS	$900,192	$871,925	$864,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$9,000	$—	$7,500
Accounts payable	43,377	48,365	32,539
Accrued income taxes	25,015	11,590	19,240
Accrued liabilities	95,077	87,986	84,216

Total current liabilities	172,469	147,941	143,495
LONG-TERM DEBT	100,000	100,000	100,000
DEFERRED RENT UNDER LEASE COMMITMENTS	21,479	20,688	20,232
DEFERRED INCOME TAXES	3,435	2,921	—
OTHER LIABILITIES	35,787	32,699	16,988
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000,000 authorized; 75,580,138, 75,270,013 and 75,066,693 shares issued, respectively, and 56,838,788, 57,505,802 and 60,022,837 shares outstanding, respectively	756	753	751
Additional paid-in capital	397,130	389,402	382,210
Retained earnings	597,018	572,741	502,767
Accumulated other comprehensive income (loss)	(14,702)	(15,437)	(5,288)
Restricted stock awards	(7,376)	(78)	(539)
Treasury stock, at cost: 18,741,350, 17,764,211 and 15,043,856 shares, respectively	(405,804)	(379,705)	(296,041)

Total stockholders’ equity	567,022	567,676	583,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,192	$871,925	$864,575

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002
 (Dollar amounts in thousands)

	Thirteen Weeks Ended

	May 3,	May 4,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,400	$34,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,103	14,016
Deferred rent	771	686
Net non-cash compensation activity	382	158
Loss on disposal of property and equipment	632	950
Deferred income taxes	(362)	223
Changes in other assets	(788)	(1,307)
Change in other liabilities	3,088	3,634
Tax benefit from options exercised	14	814
Changes in current assets and liabilities:
Customer accounts receivable	(10,214)	(10,263)
Merchandise inventories	(28,973)	8,653
Deferred catalog costs	969	3,437
Due from affiliates	(357)	1,000
Prepaid and other current assets	(1,519)	1,195
Accounts payable	(5,004)	(17,134)
Accrued income taxes	13,423	18,218
Accrued liabilities	7,024	4,531

Net cash provided by operating activities	24,589	63,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net of disposals	(22,212)	(28,189)

Net cash used in investing activities	(22,212)	(28,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable to banks	9,000	7,500
Proceeds from options exercised	37	2,443
Cash dividends	(5,122)	(4,809)
Purchase of treasury stock	(26,099)	(17,824)

Net cash used in financing activities	(22,184)	(12,690)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	146	139

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,661)	23,054
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,566	18,306

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,905	$41,360

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Dollar amounts in thousands except share data)

1.	OPINION OF MANAGEMENT

With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the “Company”) that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Because of the seasonality of the specialty retail business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 1, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year classifications.

2.	FEDERAL AND STATE INCOME TAXES

The Company has provided for income taxes based on the estimated annual effective rate method.

3.	COMPREHENSIVE INCOME

The following is the Company’s comprehensive income for the periods ended May 3, 2003 and May 4, 2002:

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Net income	$29,400	$34,983
Other comprehensive income:
Cumulative foreign currency translation adjustment	735	220

Comprehensive income	$30,135	$35,203

4.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which has not required the Company to record any compensation expense. Had the Company used the fair value method to value compensation, as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reported as follows:

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Reported net income	$29,400	$34,983
Less: Impact of stock options expense, net of tax	3,489	4,277

Adjusted net income	$25,911	$30,706

Reported earnings per share – basic	$0.52	$0.58
Less: Impact of stock options expense, net of tax	0.06	0.07

Adjusted earnings per share – basic	$0.46	$0.51

Reported diluted earnings per share	$0.51	$0.57
Add: Impact of stock options expense, net of tax	0.06	0.07

Adjusted diluted earnings per share	$0.45	$0.50

     The fair value of options on their grant date is measured using the Black Scholes option pricing model. The estimated weighted average fair value of options granted during the thirteen weeks ended May 3, 2003 and May 4, 2002 were $11.44 and $20.05 per option, respectively. Key assumptions used to apply this pricing model are as follows:

	May 3, 2003	May 4, 2002

Weighted average risk free interest rate	3.7%	5.2%
Weighted average expected life of option grants	6.15 years	6.25 years
Weighted average expected volatility of underlying stock	50.4%	58.5%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	1.6%	1.0%

     The option pricing model used was designed to value readily tradable stock options with relatively short lives and no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the options granted to employees are not tradable and have contractual lives of ten years and changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the models do not necessarily provide a reliable measure of fair value of the options granted under the Company’s equity compensation plans.

     During the first quarter of fiscal 2003, the Company issued 307,125 restricted shares with a total market value of $7.7 million to members of Company management under its 2003 Stock Based Incentive Plan.

5.     NET INCOME PER SHARE

     The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 2,555,698 and 2,454,666 shares of common stock were outstanding during the thirteen-week periods ended May 3, 2003 and May 4, 2002, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market prices of the common shares.

	Thirteen Weeks Ended
	(in thousands)

	May 3, 2003	May 4, 2002

Shares for computation of basic net income per share	56,995	59,957
Effect of stock compensation plans	1,079	1,652

Shares for computation of diluted net income per share	58,074	61,609

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

     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s classic apparel, accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 26 distinct catalog mailings and through its e-commerce site at www.talbots.com.

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

The following is the Stores Segment and Catalog Segment information for the thirteen weeks ended May 3, 2003 and May 4, 2002:

	May 3, 2003

	Stores	Catalog	Total

Sales to external customers	$329,168	$65,823	$394,991
Direct profit	65,673	15,802	81,475

	May 4, 2002

	Stores	Catalog	Total

Sales to external customers	$321,698	$69,630	$391,328
Direct profit	71,114	16,633	87,747

The following reconciles direct profit to consolidated income before taxes for the thirteen weeks ended May 3, 2003 and May 4, 2002:

	May 3, 2003	May 4, 2002

Total direct profit for reportable segments	$81,475	$87,747
Less: indirect expenses	33,729	30,942

Operating income	47,746	56,805
Interest expense-net	706	833

Income before taxes	47,040	55,972
Income taxes	17,640	20,989

Consolidated net income	$29,400	$34,983

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002
	(unaudited)	(unaudited)

Net sales	100.0%	100.0%
Cost of sales, buying and occupancy expenses	58.3%	56.5%
Selling, general and administrative expenses	29.6%	29.0%
Operating income	12.1%	14.5%
Interest expense, net	0.2%	0.2%
Income before taxes	11.9%	14.3%
Income taxes	4.5%	5.4%
Net income	7.4%	8.9%

THE THIRTEEN WEEKS ENDED MAY 3, 2003 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 4, 2002 (FIRST QUARTER)

     Net sales in the first quarter of 2003 increased by $3.7 million or 0.9%, to $395.0 million, compared to $391.3 million for the first quarter of 2002. Operating income was $47.7 million in the first quarter of 2003 compared to $56.8 million in the first quarter of 2002, a decrease of $9.1 million, or 16.0%.

     Retail store sales in the first quarter of 2003 increased $7.5 million or 2.3%, to $329.2 million, compared to $321.7 million during the first quarter of 2002. The increase in store sales is primarily due to sales from the 31 net new stores opened in the first quarter of 2003 and the 58 net non-comparable stores that were opened in the last three quarters of 2002. This was partially offset by a decline in comparable stores sales of 4.3% in the first quarter of 2003 due to the continued sluggish retail environment. Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Woman store or Accessories & Shoes store is opened adjacent to or in close proximity to an existing Misses store which would qualify as a comparable store, such

Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared. The percentage of the Company’s net sales derived from its retail stores increased to 83.3% in the first quarter of 2003 compared to 82.2% in the first quarter of 2002 primarily due to a 5.5% decline in catalog sales during the first quarter of 2003 compared to the same period in 2002.

     Catalog sales in the first quarter of 2003 decreased by $3.8 million, to $65.8 million, a decrease of 5.5% from the first quarter of 2002. The decrease in catalog sales was primarily due to a planned reduction in catalog circulation. In anticipation of continued softening customer demand, total catalog circulation was reduced by 3.4% and pages circulated were reduced by 10.6%. This was partially offset by an increase in catalog per-page productivity of 5.2%. The percentage of the Company’s net sales derived from its catalogs decreased to 16.7% in the first quarter of 2003 compared to 17.8% in the first quarter of 2002.

     Because the Company sells a wide range of products, which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 58.3% in the first quarter of 2003 from 56.5% in the first quarter of 2002 due to negative leverage on occupancy and buying costs resulting from negative comparable store sales and the additional occupancy expense associated with the 31 net new stores in the first quarter of 2003 and 58 net non-comparable stores that opened in the last three quarters of 2002. This was partially offset by an increase in merchandise gross margin achieved through both higher markon due to improved sourcing arrangements and markdown selling that resulted in better overall margins. Deeper percentage markdowns were initially taken on mid-season clearance merchandise, which helped improve customer traffic during the sale period, moved the product earlier and ultimately produced higher merchandise margins on clearance merchandise than would have been achieved otherwise.

     Selling, general and administrative expenses as a percentage of net sales increased to 29.6% in the first quarter of 2003, as compared to 29.0% for the first quarter of 2002. Store operating expenses, as a percent of sales, increased due to negative comparable store sales. In total dollars, selling, general and administrative expenses were higher due to store operating costs associated with the increased number of stores and additional costs related to the return of television advertising to the spring marketing program. Offsetting some of this increase was a reduction in catalog production costs associated with the reduced catalog circulation and increased finance charge revenue on the Talbots charge card. Customer usage of the Talbots charge card increased to 45.2% of sales in the first quarter of 2003 from 42.0% in 2002.

     Interest expense, net, decreased to $0.7 million in the first quarter of 2003 from $0.8 million in 2002. This decrease is due to lower interest rates on borrowings. The average level of debt, including short-term and long-term bank borrowings, was $134.3 million in the first quarter of 2003 compared to $131.1 million in the first quarter of 2002. The average interest rate, including interest on short-term and long-term bank borrowings, was 2.2% in the first quarter of 2003 as compared to

2.8% in the first quarter of 2002.

     The effective tax rate for the Company was 37.5% for both the first quarter of 2003 and the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At May 3, 2003, the Company had $9.0 million outstanding under this facility and at May 4, 2002, $7.5 million was outstanding. Additionally, the Company has a revolving credit facility with four banks totaling $100.0 million. At May 3, 2003 and May 4, 2002, the Company’s borrowings under this revolving credit facility were $100.0 million. Also, the Company has two letter-of-credit banking agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. At May 3, 2003 and May 2, 2002, the Company held $82.6 million and $66.4 million, respectively, in purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first quarter of 2003, cash and cash equivalents decreased by $19.7 million compared to an increase of $23.1 million in the first quarter of 2002. Primarily contributing to the decrease in cash and cash equivalents was a decrease in net cash provided by operating activities and an increase in stock repurchases.

     The decrease in cash from operating activities was primarily due to a decrease in net income and an increase in merchandise inventory of $29.0 million. The Company continued to focus on managing inventory levels throughout the quarter. However, at the end of the first quarter, inventory balances increased from year-end and from prior year. This increase was due to the timing of spring inventory receipts, increased store inventory associated with new stores and higher catalog inventory to provide better fulfillment of catalog orders.

     Capital expenditures, net of disposals, for the first quarter of fiscal 2003 were $22.2 million compared to $28.2 million in the first quarter of fiscal 2002. The Company used approximately $19.7 million and $23.2 million in the first quarter of fiscal 2003 and 2002, respectively, for constructing new stores and expanding and renovating existing stores. During the first quarter of fiscal 2003, the Company opened 33 new stores compared to 28 in the first quarter of fiscal 2002. For the remainder of the fiscal year, the Company currently anticipates approximately $76.1 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, for further enhancements to the Company’s computer information systems and for continued renovations to the Company’s corporate facilities.* The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2003.

     During the first quarter ended May 3, 2003, the Company repurchased $24.9 million, or 924,356 shares, of its common stock under its stock repurchase program at an average price of

$26.92 per share. These repurchases were made under a stock repurchase program voted by the Company’s Board of Directors in October 2002 allowing the Company to purchase an aggregate of $50.0 million in stock, from time to time, over a two year period. As of May 3, 2003, the Company had $25.1 million remaining under this authorization.

     During the first quarter ended May 4, 2002, the Company repurchased $16.5 million, or 450,000 shares, of its common stock under an earlier $50.0 million stock repurchase authorization at an average price of $36.57 per share.

     The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and the payment of any dividends that may be declared from time to time. For the current and next fiscal years, the Company believes its cash flows from operating activities and funds available to it under credit facilities will be sufficient to meet its capital expenditures and working capital requirements, including its debt service payments.*

     The payment of dividends and the amount of dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On May 22, 2003, the Company’s Board of Directors approved an increase in the quarterly dividend to $0.10 per share payable on June 16, 2003 to shareholders of record as of June 2, 2003.

     A significant portion of the Company’s merchandise is manufactured overseas. Although the Company has not seen a significant impact to date, the current geopolitical situation in the Middle East and other geographic areas, along with the outbreak of severe acute respiratory syndrome (SARS), may have an impact on the Company’s sourcing operations in the future in varying degrees. Both the likelihood of such occurrences and their overall effect upon the Company are difficult to predict and the Company has and will take all appropriate measures to minimize the impact of such occurrences.*

     The combination of a low interest rate environment and the poor performance of the equity markets continue to have an adverse impact on the funded status of the Company’s non-contributory defined benefit pension plan (the “Plan”). Management continues to monitor interest rates and Plan asset returns and, if required, anticipates adjusting plan assumptions accordingly. If interest rates continue to decline, additional charges to equity and expense may be required along with additional cash funding.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     At May 3, 2003, the Company has variable rate borrowings outstanding of $100.0 million under its revolving credit agreements and $9.0 million in short-term borrowings, which approximate their fair market value. A hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or cash flow for a 13-week period.

     The Company enters into certain purchase obligations outside the United States, which are predominantly settled in U.S. dollars, and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial. In addition, the Company opened two stores in Canada and no stores in the United Kingdom during the 13 weeks ended May 3, 2003. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 4.   CONTROLS AND PROCEDURES

     The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q and believe the disclosure controls and procedures to be effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses in the Company’s internal controls found.

The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by an “asterisk” (“*”) or such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. All of the “outlook” information constitutes forward-looking information. The specialty apparel retail business is an evolving and highly competitive marketplace and such forward-looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including levels of sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts, effectiveness of its e-commerce site, store traffic, acceptance of Talbots fashions, appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns, retail economic conditions including consumer spending, consumer confidence, a continued highly uncertain economy and a volatile stock market, the impact of geopolitical concerns, the potential impact of the SARS health concerns, particularly on the Company’s manufacturing and sourcing operations in Asia, and the impact of a continued highly promotional retail environment. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and you are urged to consider such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	11.1	The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 8 of this Form 10-Q.

	99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The Company filed Current Reports on Form 8-K on March 13, 2003, May 8, 2003 and May 21, 2003 pursuant to which various agreements and documents were filed by the Company, as identified therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: June 16, 2003	By:	/s/ Edward L. Larsen Edward L. Larsen Senior Vice President Finance, Chief Financial Officer and Treasurer

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

     4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.      The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

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

     4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                   (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                   (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.           The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Edward L. Larsen Edward L. Larsen Senior Vice President, Finance, Chief Financial Officer and Treasurer