Form 10-Q
period 2003-08-02
TALBOTS INC
filed 2003-09-15
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 5, 2003

Common Stock, $0.01 par value	56,676,722

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
Consolidated Statements of Earnings for the Thirteen and Twenty-Six Weeks Ended August 2, 2003 and August 3, 2002	3
Consolidated Balance Sheets as of August 2, 2003, February 1, 2003 (audited) and August 3, 2002	4
Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 2, 2003 and August 3, 2002	5
Notes to Consolidated Financial Statements	6-9
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 3: Quantitative and Qualitative Disclosures About Market Risk	16
Item 4: Controls and Procedures	16
PART II. OTHER INFORMATION
Item 4: Submission of Matters to a Vote of Security Holders	17
Item 6: Exhibits and Reports on Form 8-K	18
Signatures	19

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
 (Amounts in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

NET SALES	$389,624	$370,407	$784,615	$761,735
COSTS AND EXPENSES:
Cost of sales, buying and occupancy	253,179	235,578	483,370	456,700
Selling, general and administrative	106,250	102,232	223,304	215,633

OPERATING INCOME	30,195	32,597	77,941	89,402
INTEREST:
Interest expense	636	720	1,383	1,641
Interest income	71	178	112	266

INTEREST EXPENSE - NET	565	542	1,271	1,375

INCOME BEFORE TAXES	29,630	32,055	76,670	88,027
INCOME TAXES	11,111	12,021	28,751	33,010

NET INCOME	$18,519	$20,034	$47,919	$55,017

NET INCOME PER SHARE:
Basic	$0.33	$0.34	$0.85	$0.92

Assuming dilution	$0.32	$0.33	$0.83	$0.90

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands):
Basic	56,390	59,468	56,693	59,712

Assuming dilution	57,746	61,047	57,916	61,328

CASH DIVIDENDS PER SHARE	$0.10	$0.09	$0.19	$0.17

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AUGUST 2, 2003, FEBRUARY 1, 2003 AND AUGUST 3, 2002 (Dollar amounts in thousands except share data)

	August 2,	February 1,	August 3,
	2003	2003	2002

	(unaudited)	(audited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,708	$25,566	$51,714
Customer accounts receivable - net	169,460	181,189	160,192
Merchandise inventories	166,865	175,289	165,413
Deferred catalog costs	4,716	5,877	5,465
Due from affiliates	9,657	8,793	7,747
Deferred income taxes	11,750	10,255	8,217
Prepaid and other current assets	35,495	28,929	30,983

TOTAL CURRENT ASSETS	448,651	435,898	429,731

PROPERTY AND EQUIPMENT - NET	324,071	315,227	298,705
GOODWILL - NET	35,513	35,513	35,513
TRADEMARKS - NET	75,884	75,884	75,884
DEFERRED INCOME TAXES	—	—	3,281
OTHER ASSETS	11,655	9,403	9,616

TOTAL ASSETS	$895,774	$871,925	$852,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,103	$48,365	$63,136
Accrued income taxes	27,596	11,590	25,171
Accrued liabilities	83,889	87,986	84,312

TOTAL CURRENT LIABILITIES	157,588	147,941	172,619

LONG-TERM DEBT	100,000	100,000	100,000
DEFERRED RENT UNDER LEASE COMMITMENTS	22,161	20,688	20,436
DEFERRED INCOME TAXES	3,446	2,921	—
OTHER LIABILITIES	40,141	32,699	18,672
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000,000 authorized; 75,788,244 shares, 75,270,013 shares and 75,254,095 shares issued, respectively, and 56,633,870 shares, 57,505,802 shares and 58,325,887 shares outstanding, respectively	758	753	753
Additional paid-in capital	401,250	389,402	386,768
Retained earnings	609,852	572,741	517,424
Accumulated other comprehensive loss	(14,709)	(15,437)	(4,814)
Restricted stock awards	(6,984)	(78)	(382)
Treasury stock, at cost; 19,154,374 shares, 17,764,211 shares and 16,928,208 shares, respectively	(417,729)	(379,705)	(358,746)

TOTAL STOCKHOLDERS’ EQUITY	572,438	567,676	541,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$895,774	$871,925	$852,730

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
(Dollar amounts in thousands)

	Twenty-Six Weeks Ended

	August 2,	August 3,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,919	$55,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,603	28,129
Deferred rent	1,452	894
Net non-cash compensation activity	774	330
Loss on disposal of property and equipment	1,403	1,751
Tax benefit from options exercised	1,540	2,393
Deferred income taxes	(935)	352
Changes in other assets	(2,252)	(682)
Changes in other liabilities	7,442	5,318
Changes in current assets and liabilities:
Customer accounts receivable	11,776	12,018
Merchandise inventories	8,627	18,595
Deferred catalog costs	1,161	2,876
Due from affiliates	(864)	1,871
Prepaid and other current assets	(6,538)	(1,950)
Accounts payable	(2,266)	13,526
Income taxes payable	16,004	24,149
Accrued liabilities	(4,170)	4,495

NET CASH PROVIDED BY OPERATING ACTIVITIES	112,676	169,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(42,300)	(50,672)
Proceeds from disposal of property and equipment	707	1

NET CASH USED IN INVESTING ACTIVITIES	(41,593)	(50,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	2,633	5,410
Cash dividends	(10,807)	(10,187)
Purchase of treasury stock	(38,024)	(80,529)

NET CASH USED IN FINANCING ACTIVITIES	(46,198)	(85,306)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	257	303

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,142	33,408
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,566	18,306

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,708	$51,714

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Dollar amounts in thousands except share data)

1.	OPINION OF MANAGEMENT

With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the “Company”) that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended February 1, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year classifications.

2.	FEDERAL AND STATE INCOME TAXES

The Company has provided for income taxes based on the estimated annual effective rate method.

3.	COMPREHENSIVE INCOME

The following is the Company’s comprehensive income for the periods ended August 2, 2003 and August 3, 2002:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net income	$18,519	$20,034	$47,919	$55,017
Other comprehensive income:
Cumulative foreign currency translation adjustment	(7)	474	728	694

Comprehensive income	$18,512	$20,508	$48,647	$55,711

4.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees. Had the Company used the fair value method to value compensation, as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reported as follows:

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net income, as reported	$18,519	$20,034	$47,919	$55,017
Add: stock-based compensation included in reported net income, net of related tax effects	245	98	481	197
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(4,138)	(4,888)	(8,049)	(9,264)

Proforma net income	$14,626	$15,244	$40,351	$45,950

Earnings per share:
Basic-as reported	$0.33	$0.34	$0.85	$0.92

Basic-pro forma	$0.26	$0.26	$0.71	$0.77

Diluted-as reported	$0.32	$0.33	$0.83	$0.90

Diluted-pro forma	$0.25	$0.25	$0.70	$0.75

During fiscal 2003, the Company issued 307,125 restricted shares with a total market value of $7.7 million to members of Company management under its 2003 Executive Stock Based Incentive Plan.

5.	NET INCOME PER SHARE

The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week periods ended August 2, 2003 and August 3, 2002, options to purchase 2,417,349 and 2,490,666 shares of common stock, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares. For the twenty-six week periods ended August 2, 2003 and August 3, 2002, 2,536,049 and 2,487,666 shares, respectively, were not included in the computation of diluted net income per share.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	(shares in thousands)
	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Shares for computation of basic net income per share	56,390	59,468	56,693	59,712
Effect of stock compensation plans	1,356	1,579	1,223	1,616

Shares for computation of diluted net income per share	57,746	61,047	57,916	61,328

6.	SEGMENT INFORMATION

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

The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s classic apparel, accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 26 distinct catalog mailings per year and through its e-commerce site at www.talbots.com.

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

     The following is the Stores Segment and Catalog Segment information for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002:

	Thirteen Weeks Ended

	August 2, 2003			August 3, 2002

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$339,389	$50,235	$389,624	$323,016	$47,391	$370,407
Direct profit	53,196	7,182	60,378	54,094	6,036	60,130

	Twenty-Six Weeks Ended

	August 2, 2003			August 3, 2002

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$668,557	$116,058	$784,615	$644,714	$117,021	$761,735
Direct profit	118,869	22,984	141,853	125,208	22,668	147,876

     The following reconciles direct profit to consolidated net income for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002:

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Total direct profit for reportable segments	$60,378	$60,130	$141,853	$147,876
Less: indirect expenses	30,183	27,533	63,912	58,474

Operating income	30,195	32,597	77,941	89,402
Interest expense-net	565	542	1,271	1,375

Income before taxes	29,630	32,055	76,670	88,027
Income taxes	11,111	12,021	28,751	33,010

Consolidated net income	$18,519	$20,034	$47,919	$55,017

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	65.0%	63.6%	61.6%	60.0%
Selling, general and administrative expenses	27.3%	27.6%	28.5%	28.3%
Operating income	7.8%	8.8%	9.9%	11.7%
Interest expense, net	0.2%	0.1%	0.2%	0.2%
Income before taxes	7.6%	8.7%	9.8%	11.6%
Income taxes	2.8%	3.2%	3.7%	4.3%
Net income	4.7%	5.4%	6.1%	7.2%

THE THIRTEEN WEEKS ENDED AUGUST 2, 2003 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 3, 2002 (SECOND QUARTER)

     Net sales in the second quarter of 2003 were $389.6 million compared to $370.4 million in 2002, an increase of $19.2 million or 5.2%. The sales increase was driven by strong regular-price selling of the Company’s transitional and early fall merchandise, a trend that began in early-June and continued throughout the period. In addition, the Company experienced solid markdown sales throughout its semi-annual clearance sale event, which began in mid-June. Operating income was $30.2 million in the second quarter of 2003 compared to $32.6 million in the second quarter of 2002, a decrease of $2.4 million or 7.4%.

     Retail store sales in the second quarter of 2003 were $339.4 million compared to $323.0 million in the second quarter of 2002, an increase of $16.4 million or 5.1%. The increase in store sales is due to sales from the 38 net new stores opened in the first half of 2003 and the 40 net non-comparable stores that were opened in the last two quarters of 2002. This was partially offset by a decline in comparable store sales of 1.7% in the second quarter of 2003. Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared. The percentage of the Company’s net sales derived from its retail stores decreased slightly to 87.1% in the second quarter of 2003 compared to 87.2% in the second quarter of 2002 due to catalog sales increasing at a greater rate than store sales.

     Catalog sales in the second quarter of 2003 were $50.2 million compared to $47.4 million in the second quarter of 2002, an increase of $2.8 million or 5.9%. Sales generated from the Company’s Internet website, www.talbots.com, are included in catalog sales. The percentage of the Company’s net sales from its catalogs and website, as a percent of total sales, increased to 12.9% in the second quarter of 2003 compared to 12.8% in the second quarter of 2002. The increase in catalog sales was due to increased customer demand and improved fulfillment rates.

     Because the Company sells a wide range of products, which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 65.0% in the second quarter of 2003 from 63.6% in the second quarter of 2002 due to negative leverage on occupancy and buying costs resulting from negative comparable store sales and the additional occupancy expense primarily associated with the 38 net new stores opened in the first 26 weeks of 2003 and the 40 net non-comparable stores that opened in the last two quarters of 2002.

     Selling, general and administrative expenses as a percentage of net sales decreased to 27.3% in the second quarter of 2003, compared to 27.6% in the second quarter of 2002. Store operating expenses, as a percent of total sales, remained relatively flat. However, general corporate operating expenses declined as a percentage of sales due to continued tight management of expenses. Additionally, the Company recognized savings in catalog production and support costs associated with a planned reduction in catalog circulation.

     Interest expense, net, remained relatively flat at $0.6 million in the second quarter of

2003 compared to $0.5 million in the second quarter of 2002. Interest expense decreased by $0.1 million to $0.6 million during the quarter ended 2003 due to lower borrowing rates and was partially offset by increased borrowing levels during the second quarter of 2003. The average borrowing rate, including interest on short-term and long-term bank borrowings, was 2.3% in the second quarter of 2003 compared to 2.8% in the second quarter of 2002. The average total debt level, including short-term and long-term bank borrowings, was $111.3 million in the second quarter of 2003 compared to $101.6 million in the second quarter of 2002. Interest income decreased by $0.1 million in the second quarter of 2003 compared to 2002 primarily due to lower invested cash balances in 2003.

     The effective tax rate for the Company was 37.5% for both the second quarter of 2003 and the second quarter of 2002.

THE TWENTY SIX WEEKS ENDED AUGUST 2, 2003 COMPARED TO THE TWENTY SIX WEEKS ENDED AUGUST 3, 2002

     Net sales in the first 26 weeks of 2003 were $784.6 million compared to $761.7 million in the first 26 weeks of 2002, an increase of $22.9 million or 3.0%. Operating income in the 26 weeks ended 2003 was $77.9 million compared to $89.4 million in the first 26 weeks of 2002, a decrease of $11.5 million or 12.9%.

     Retail store sales in the first 26 weeks of 2003 were $668.6 million compared to $644.7 million in the first 26 weeks of 2002, an increase of $23.9 million or 3.7%. The increase in store sales is due to sales from the 38 net new stores opened in the first 26 weeks of 2003 and the 40 net non-comparable stores that were opened in the last two quarters of 2002. This was partially offset by a decline in comparable store sales of 3.0% in the first 26 weeks of 2003. The percentage of the Company’s net sales derived from its retail stores increased to 85.2% in the first 26 weeks of 2003 compared to 84.6% in the first 26 weeks of 2002 due to store sales increasing while catalog sales decreased.

     Catalog sales in the first 26 weeks of 2003 were $116.0 million compared to $117.0 million in the first 26 weeks of 2002, a decrease of $1.0 million or 0.9%. This is primarily due to a $3.8 million decline in catalog sales during the first quarter of 2003. However, the increase in second quarter catalog sales largely offset the first quarter decline. The Company has continued its planned strategy of reducing catalog circulation to improve overall catalog profitability. During the first 26 weeks of 2003, the Company reduced total catalog circulation by 3.6% and catalog pages distributed by 8.4%. The combination of these actions has contributed to an increase in catalog productivity, as measured by sales per page distributed, of 7.4%. The percentage of the Company’s net sales from its catalogs and website, as a percent of total sales, decreased to 14.8% in the first 26 weeks of 2003 compared to 15.4% in the first 26 weeks of 2002.

     Cost of sales, buying and occupancy expense increased, as a percentage of net sales, to 61.6% in the first 26 weeks of 2003, compared to 60.0% in the first 26 weeks of 2002, due to negative leverage on occupancy and buying costs resulting from negative comparable store sales and the additional occupancy expenses primarily associated with the 38 net new stores opened in the first 26 weeks of 2003 and the 40 net non-comparable stores that opened in the last two quarters of 2002.

     Selling, general and administrative expenses increased as a percentage of net sales to 28.5% in the first 26 weeks of 2003 compared to 28.3% in the first 26 weeks of 2002. Store operating expenses, as a percent of sales, increased due to negative comparable store sales and costs associated with incremental advertising spending in the first quarter of 2003. Offsetting some of this increase was a reduction in catalog production and support costs associated with the planned reduction in catalog circulation.

     Interest expense, net, decreased by $0.1 million to $1.3 million for the first 26 weeks of 2003 compared to $1.4 million for the same period in 2002. Interest expense decreased by $0.2 million to $1.4 million due to lower borrowing rates and was partially offset by increased borrowing levels. The average borrowing rate, including interest on short-term and long-term bank borrowings, was 2.3% for the first 26 weeks of 2003 compared to 2.8% for the first 26 weeks of 2002. The average total debt level, including short-term and long-term bank borrowings, was $122.8 million in the first 26 weeks of 2003 compared to $116.4 million for the same period in 2002. Interest income remained relatively flat at $0.2 million.

     The effective tax rate for the Company was 37.5% for both the first 26 weeks ended 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At August 2, 2003 and August 3, 2002, the Company had no amounts outstanding under this facility. The Company also has a revolving credit facility with four banks totaling $100.0 million. At August 2, 2003 and at August 3, 2002, the Company’s borrowings under this facility were $100.0 million. Additionally, the Company has two letter-of-credit agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. At August 2, 2003 and August 3, 2002, the Company had outstanding $104.9 million and $97.3 million, respectively, in purchase commitments under these letter-of-credit arrangements. The Company’s working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     For the 26 weeks ended August 2, 2003, cash and cash equivalents increased $25.1 million compared to an increase of $33.4 million for the same period in 2002.

     Cash provided by operating activities decreased to $112.7 million during the first 26 weeks of 2003 from $169.1 million in the first 26 weeks of 2002. This $56.4 million decrease was primarily due to the timing of merchandise receipts and payment of merchandise inventories and a decline in net income and the associated income tax accruals and payments.

     Capital expenditures for the first 26 weeks of fiscal 2003 were $42.3 million compared to $50.7 million in fiscal 2002. The Company used approximately $36.7 million and $37.6 million in the first 26 weeks of fiscal 2003 and 2002, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $57.0 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores and to enhance the Company’s computer information systems. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2003.

     Cash used in financing activities totaled $46.2 million during the 26 weeks ended August 2, 2003. The Company paid cash dividends totaling $0.19 per share and repurchased $38.0 million in treasury stock. During the 26 weeks ended August 2, 2003, the Company repurchased $36.8 million, or 1,337,180 shares of its common stock under a stock repurchase program authorized by the Board of Directors in October 2002 at an average price of $27.52 per share. As of August 2, 2003, the Company had $13.2 million remaining under this authorization.

     Cash used in financing activities during the 26 weeks ended August 3, 2002 was $85.3 million. The Company paid cash dividends totaling $0.17 per share and repurchased $80.5 million in treasury stock. During the 26 weeks ended August 3, 2002, the Company purchased $79.2 million, or 2,334,352 shares, of its common stock under an earlier $50.0 million stock repurchase authorization at an average price of $33.92 per share.

     The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and the payment of any dividends that may be declared from time to time. For the next twelve to eighteen months, the Company believes its cash flows from operating activities and funds available to it under credit facilities will be sufficient to meet its capital expenditures and working capital requirements, including debt service payments.

     The payment of dividends and the amount of any dividends, if any, will be determined by the Board of Directors and will depend on many factors, including expected net income, expected cash flows from operating activities, capital requirements and general business outlook. On August 12, 2003, the Company’s Board of Directors announced a quarterly dividend of $0.10 per share payable on September 15, 2003 to shareholders of record as of September 2, 2003.

     The combination of a low interest rate environment and the poor performance of the equity markets has had an adverse impact on the funded status of the Company’s non-contributory defined benefit pension plan (the “Plan”). Although interest rates and the equity markets have begun to stabilize, management continues to monitor interest rates and Plan asset returns and, if required, will adjust plan assumptions accordingly. If interest rates decline, additional charges to equity and expense may be required along with cash funding.

FORWARD-LOOKING INFORMATION

     This report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. All of the Company’s “outlook” information (including future revenues, comparable sales, earnings and EPS, and other financial performance or operating measures) constitutes forward-looking information. The specialty apparel retail business is an evolving and highly competitive marketplace. The Company’s forward-looking statements are based on its current expectations, assumptions, estimates and projections about the Company including assumptions and projections concerning store traffic, levels of store sales including full price selling and customer preferences. The Company’s forward-looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur. Some of those risks and uncertainties that could cause actual results to differ materially include effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts including the Mens concept, effectiveness of its e-commerce site, acceptance of Talbots fashions and the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences, appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns, retail economic conditions including consumer spending, consumer confidence and a continued highly uncertain economy, and the impact of a continued highly promotional retail environment. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. The Company assumes no obligation for updating or revising any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors or information affecting such forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     At August 2, 2003, the Company had variable rate borrowings outstanding of $100.0 million under its revolving credit agreements, which approximate their fair market value.

     The Company enters into certain purchase obligations outside the United States, which are predominantly settled in U.S. dollars, and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial. In addition, the Company opened one store in Canada and no stores in the United Kingdom during the 26 weeks ended August 2, 2003. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 4. CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2003, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected to serve as directors of the Company for a term of one year or until their successors are elected: Arnold B. Zetcher, Toshiji Tokiwa, Peter B. Hamilton, Elizabeth T. Kennan, Yoichi Kimura, Motoya Okada, Susan M. Swain and Isao Tsuruta. There are no other directors of the Company.

     The voting results were as follows:

	Total Votes For	Total Votes Withheld
	Each Director	From Each Director

Arnold B. Zetcher	52,887,032	1,145,170
Toshiji Tokiwa	52,732,766	1,299,436
Peter B. Hamilton	52,635,536	1,396,666
Elizabeth T. Kennan	52,633,935	1,398,267
Yoichi Kimura	45,234,533	8,797,669
Motoya Okada	45,595,778	8,436,424
Susan M. Swain	52,635,636	1,396,566
Isao Tsuruta	52,704,977	1,327,225

The proposal to approve the 2003 Executive Stock Based Incentive Plan: 36,469,407 votes were cast in favor of such proposal, 13,681,923 votes were cast against and 249,162 votes abstained.

The proposal to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent auditors for the 2003 fiscal year: 53,177,754 votes were in favor of such proposal, 831,094 votes were against and 23,354 votes abstained.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	11.1	The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 8 of this Form 10-Q.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

	32	Certifications pursuant to 18 U.S.C. Section 1350

     The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

(b)	REPORTS ON FORM 8-K

	1.	The Company filed a Current Report on Form 8-K on May 8, 2003 relating to a Credit Agreement with Fleet National Bank and an agreement with H. James Metscher.

	2.	The Company furnished a Current Report on Form 8-K on May 8, 2003 relating to its sales results for April 2003.*

	3.	The Company furnished a Current Report on Form 8-K on May 21, 2003, relating to its financial results for the first quarter of 2003.*

	4.	The Company furnished a Current Report on Form 8-K on July 10, 2003, relating to its sales results for June 2003.*

	5.	The Company filed a Current Report on Form 8-K on July 24, 2003, relating to an employment agreement with Hal Bosworth, certain credit facility documents with The Bank of Tokyo-Mitsubishi, Ltd. and The Norinchukin Bank, respectively, and a Credit Agreement with Mizuho Corporate Bank, Ltd.

*Information “furnished” with Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: September 15, 2003	By:	/s/ Edward L. Larsen

Edward L. Larsen
Senior Vice President, Finance,
Chief Financial Officer and
Treasurer