Form 10-Q
period 2003-11-01
TALBOTS INC
filed 2003-12-15
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2003

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	December 5, 2003

Common Stock, $0.01 par value	56,614,942

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
Consolidated Statements of Earnings for the Thirteen and Thirty-Nine Weeks Ended November 1, 2003 and November 2, 2002	3
Consolidated Balance Sheets as of November 1, 2003, February 1, 2003 and November 2, 2002	4
Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2003 and November 2, 2002	5
Notes to Consolidated Financial Statements	6-9
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 3: Quantitative and Qualitative Disclosures About Market Risk	16
Item 4: Controls and Procedures	16
PART II. OTHER INFORMATION
Item 6: Exhibits and Reports on Form 8-K	17
Signatures	18

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

        THE TALBOTS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 AND NOVEMBER 2, 2002
        (Amounts in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

NET SALES	$408,148	$401,789	$1,192,764	$1,163,524
COSTS AND EXPENSES:
Cost of sales, buying and occupancy	233,974	224,896	717,344	681,596
Selling, general and administrative	118,055	116,333	341,360	331,966

OPERATING INCOME	56,119	60,560	134,060	149,962
INTEREST:
Interest expense	525	783	1,907	2,424
Interest income	76	75	188	341

INTEREST EXPENSE - NET	449	708	1,719	2,083

INCOME BEFORE TAXES	55,670	59,852	132,341	147,879
INCOME TAXES	20,876	22,445	49,628	55,455

NET INCOME	$34,794	$37,407	$82,713	$92,424

NET INCOME PER SHARE:
Basic	$0.62	$0.64	$1.46	$1.56

Assuming Dilution	$0.60	$0.63	$1.43	$1.52

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands):
Basic	56,363	58,100	56,583	59,175

Assuming dilution	57,966	59,433	57,947	60,705

CASH DIVIDENDS DECLARED PER SHARE	$0.20	$0.18	$0.39	$0.35

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NOVEMBER 1, 2003, FEBRUARY 1, 2003 AND NOVEMBER 2, 2002
(Dollar amounts in thousands except share data)

	November 1,	February 1,	November 2,
	2003	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,593	$25,566	$23,714
Customer accounts receivable - net	198,236	181,189	190,402
Merchandise inventories	215,910	175,289	216,394
Deferred catalog costs	6,020	5,877	7,229
Due from affiliates	10,653	8,793	7,541
Deferred income taxes	12,285	10,255	13,259
Prepaid and other current assets	34,690	28,929	30,361

TOTAL CURRENT ASSETS	504,387	435,898	488,900

PROPERTY AND EQUIPMENT - NET	329,869	315,227	308,415
GOODWILL - NET	35,513	35,513	35,513
TRADEMARKS - NET	75,884	75,884	75,884
OTHER ASSETS	12,295	9,403	8,726

TOTAL ASSETS	$957,948	$871,925	$917,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$9,000	$—	$50,000
Accounts payable	49,360	48,365	54,207
Accrued income taxes	32,115	11,590	27,307
Accrued liabilities	103,257	87,986	95,319

TOTAL CURRENT LIABILITIES	193,732	147,941	226,833

LONG-TERM DEBT	100,000	100,000	100,000
DEFERRED RENT UNDER LEASE COMMITMENTS	23,239	20,688	20,652
DEFERRED INCOME TAXES	5,116	2,921	2,875
OTHER LIABILITIES	36,658	32,699	19,574
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000,000 authorized; 75,836,855 shares, 75,270,013 shares and 75,268,013 shares issued, respectively, and 56,678,124 shares, 57,505,802 shares and 57,507,177 shares outstanding, respectively	758	753	753
Additional paid-in capital	402,541	389,402	386,992
Retained earnings	633,311	572,741	544,406
Accumulated other comprehensive loss	(13,047)	(15,437)	(4,818)
Restricted stock awards	(6,509)	(78)	(225)
Treasury stock, at cost; 19,158,731 shares, 17,764,211 shares and 17,760,836 shares, respectively	(417,851)	(379,705)	(379,604)

TOTAL STOCKHOLDERS’ EQUITY	599,203	567,676	547,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$957,948	$871,925	$917,438

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 AND NOVEMBER 2, 2002
(Dollar amounts in thousands)

	Thirty-Nine Weeks Ended

	November 1,	November 2,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,713	$92,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,815	42,647
Deferred rent	2,509	1,104
Net non-cash compensation activity	1,249	487
Loss on disposal of property and equipment	2,040	2,621
Tax benefit from options exercised	1,795	2,473
Deferred income taxes	273	1,479
Changes in other assets	(2,892)	208
Changes in other liabilities	3,959	6,220
Changes in current assets and liabilities:
Customer accounts receivable	(16,931)	(18,178)
Merchandise inventories	(39,998)	(32,305)
Deferred catalog costs	(143)	1,112
Due from affiliates	(1,860)	2,077
Prepaid and other current assets	(5,509)	(2,199)
Accounts payable	947	5,277
Income taxes payable	20,527	26,284
Accrued liabilities	9,367	10,392

NET CASH PROVIDED BY OPERATING ACTIVITIES	106,861	142,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(65,466)	(75,754)
Proceeds from disposals of property of equipment	807	2

NET CASH USED IN INVESTING ACTIVITIES	(64,659)	(75,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable to banks	9,000	50,000
Proceeds from options exercised	3,670	5,552
Cash dividends paid	(16,474)	(15,436)
Purchase of treasury stock	(38,146)	(101,387)

NET CASH USED IN FINANCING ACTIVITIES	(41,950)	(61,271)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	775	308

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,027	5,408
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,566	18,306

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,593	$23,714

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

Certain prior year amounts have been reclassified to conform to current year classifications.

2.	FEDERAL AND STATE INCOME TAXES

The Company has provided for income taxes based on the estimated annual effective rate method.

3.	COMPREHENSIVE INCOME

The following is the Company’s comprehensive income for the periods ended November 1, 2003 and November 2, 2002:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income	$34,794	$37,407	$82,713	$92,424
Other comprehensive income:
Cumulative foreign currency translation adjustment	1,662	(4)	2,390	690

Comprehensive income	$36,456	$37,403	$85,103	$93,114

4.	STOCK-BASED COMPENSATION

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

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income, as reported	$34,794	$37,407	$82,713	$92,424
Add: stock-based compensation included in reported net income, net of related tax effects	248	98	658	295
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(4,159)	(4,897)	(12,137)	(14,162)

Proforma net income	$30,883	$32,608	$71,234	$78,557

Earnings per share:
Basic-as reported	$0.62	$0.64	$1.46	$1.56

Basic-pro forma	$0.55	$0.56	$1.26	$1.33

Diluted-as reported	$0.60	$0.63	$1.43	$1.52

Diluted-pro forma	$0.53	$0.55	$1.23	$1.29

During the first quarter of fiscal 2003, the Company issued 307,125 restricted shares with a total market value of $7.7 million to members of Company management under its 2003 Executive Stock Based Incentive Plan. The cost of the shares is currently being amortized over an expected five-year vesting period.

5.	NET INCOME PER SHARE

The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen week periods ended November 1, 2003 and November 2, 2002, options to purchase 2,335,680 and 2,573,666 shares of common stock, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares. For the thirty-nine week periods ended November 1, 2003 and November 2, 2002, 2,407,680 and 2,535,666 shares, respectively, were not included in the computation of diluted net income per share.

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Shares for computation of basic net income per share	56,363	58,100	56,583	59,175
Effect of stock compensation plans	1,603	1,333	1,364	1,530

Shares for computation of diluted net income per share	57,966	59,433	57,947	60,705

6.	SEGMENT INFORMATION

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

The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s classic apparel and accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 26 distinct catalog mailings per year and through its e-commerce site at www.talbots.com.

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

The following is the Stores Segment and Catalog Segment information for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002:

	Thirteen Weeks Ended

	November 1, 2003			November 2, 2002

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$344,961	$63,187	$408,148	$339,675	$62,114	$401,789
Direct profit	68,239	17,072	85,311	73,179	15,042	88,221

	Thirty-Nine Weeks Ended

	November 1, 2003			November 2, 2002

	Stores	Catalog	Total	Stores	Catalog	Total

Sales to external customers	$1,013,519	$179,245	$1,192,764	$984,389	$179,135	$1,163,524
Direct profit	187,108	40,056	227,164	198,386	37,711	236,097

The following reconciles direct profit to consolidated net income for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Total direct profit for reportable segments	$85,311	$88,221	$227,164	$236,097
Less: indirect expenses	29,192	27,661	93,104	86,135

Operating income	56,119	60,560	134,060	149,962
Interest expense-net	449	708	1,719	2,083

Income before taxes	55,670	59,852	132,341	147,879
Income taxes	20,876	22,445	49,628	55,455

Consolidated net income	$34,794	$37,407	$82,713	$92,424

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	57.3%	56.0%	60.1%	58.6%
Selling, general and administrative expenses	28.9%	29.0%	28.6%	28.5%

Operating income	13.7%	15.1%	11.2%	12.9%
Interest expense, net	0.1%	0.2%	0.1%	0.2%

Income before taxes	13.6%	14.9%	11.1%	12.7%
Income taxes	5.1%	5.6%	4.2%	4.8%

Net income	8.5%	9.3%	6.9%	7.9%

THE THIRTEEN WEEKS ENDED NOVEMBER 1, 2003 COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 (THIRD QUARTER)

     Net sales in the third quarter of 2003 were $408.2 million compared to $401.8 million in the third quarter of 2002, an increase of $6.4 million or 1.6%. Operating income was $56.1 million in the third quarter of 2003 compared to $60.6 million in the third quarter of 2002, a decrease of $4.5 million or 7.4%.

     Retail store sales in the third quarter of 2003 were $345.0 million compared to $339.7 million in the third quarter of 2002, an increase of $5.3 million, or 1.6%. The percentage of the Company’s net sales derived from its retail stores remained constant at 84.5% for the third quarter of 2003 and the third quarter of 2002. The Company experienced strength in regular price selling through early October but experienced significantly weaker markdown selling during its mid-season sale event. The Company believes that the weak mid-season sale caused an unexpected decline in general customer traffic starting in mid-October and contributed to a decrease in regular-price selling towards the end of the period.

     Store sales increased during the quarter due to sales relating to the 71 net new stores opened in the first three quarters of 2003 and the 12 net non-comparable stores that opened in the fourth quarter of 2002. This was partially offset by a decline in comparable stores sales of 4.5% for the third quarter of 2003. Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Talbots Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

     As of November 1, 2003, the Company operated a total of 957 stores with gross and selling square footage of approximately 3.9 million and 3.0 million respectively. This represents an increase of 83 stores over the prior year and an 8.1% and 8.6% increase in gross and selling square footage, respectively.

     Catalog sales in the third quarter of 2003 were $63.2 million compared to $62.1 million in the third quarter of 2002, an increase of $1.1 million, or 1.8%. Sales generated from the Company’s Internet website, www.talbots.com, are included in catalog sales and currently represent approximately 26% of total catalog demand. The percentage of the Company’s net sales from its catalogs and website, as a percent of total sales, remained constant at 15.5% for the third quarter of 2003 and the third quarter of 2002. The increase in catalog sales was due to healthy customer demand in the Company’s fall books and continued strength in its Internet business. The Company has continued its planned strategy of reducing catalog circulation to improve overall catalog profitability. During the third quarter of 2003, the number of catalogs distributed was down by 5.3% and the number of pages distributed was down 12.4% compared to the third quarter of 2002. Simultaneously, catalog performance, as measured by sales per page increased by 15.8%. This combination created an increase in catalog direct profit in the third quarter of 2003 of 13.5% over the same period in 2002.

     Because the Company sells a wide range of products, which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 57.3% in the third quarter of 2003 from 56.0% in the third quarter of 2002 primarily due to negative leverage on occupancy costs resulting from negative comparable store sales. Product gross margins remained relatively constant during the period as strength in full-price selling was offset by weaker markdown selling during the mid-season sale event.

     Selling, general and administrative expenses, as a percentage of net sales, decreased slightly in the third quarter of 2003 to 28.9% compared to 29.0% in the third quarter of 2002. The Company recognized savings in catalog production due to a planned reduction in catalog circulation and lower advertising costs. This was partially offset by a combination of increased store payroll costs and the costs associated with the Company’s Classic Awards customer loyalty program.

     Interest expense, net, decreased by $0.3 million to $0.4 million in the third quarter of 2003 compared to $0.7 million in the third quarter of 2002. Interest expense decreased by $0.3 million to $0.5 million in 2003 from $0.8 million in 2002 primarily due to lower borrowing rates. The average borrowing rate, including interest on short-term and long-term bank borrowings, was 1.7% in the third quarter of 2003 compared to 2.7% in the third quarter of 2002. The average total debt level, including short-term and long-term bank borrowings, was $123.6 million in the third quarter of 2003 compared to $116.5 million in the third quarter of 2002.

     The effective tax rate for the Company was 37.5% for both the third quarter of 2003 and the third quarter of 2002.

THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 COMPARED TO THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002

     Net sales in the first 39 weeks of 2003 were $1,192.8 million compared to $1,163.5 million in the first 39 weeks of 2002, an increase of $29.3 million, or 2.5%. Operating income was $134.1 million in the first 39 weeks of 2003 compared to $150.0 million in the first 39 weeks of 2002, a decrease of $15.9 million, or 10.6%.

     Retail store sales in the first 39 weeks of 2003 were $1,013.6 million compared to $984.4 million in the first 39 weeks of 2002, an increase of $29.2 million, or 3.0%. The increase in retail store sales was attributable to sales from the 71 net new stores opened in the first 39 weeks of 2003 and the 12 net non-comparable stores that opened in the fourth quarter of 2002. This was partially offset by a decrease in comparable store sales of 3.5% in the first 39 weeks of 2003. The percentage of the Company’s net sales derived from its retail stores increased to 85.0% in the first 39 weeks of 2003 versus 84.6% in the first 39 weeks of 2002.

     Catalog sales in the first 39 weeks of 2003 were $179.2 million compared to $179.1 million in the first 39 weeks of 2002, an increase of $0.1 million, or 0.1%. During the first 39 weeks of 2003, the Company reduced total catalog circulation by 4.2% and catalog pages distributed by 10.1%. The combination of these actions has contributed to an increase in catalog productivity, as measured by sales per page distributed, of 10.7% and overall catalog direct profit which increased by 6.2% in the first 39 weeks of 2003 over the same period in 2002. The percentage of the Company’s net sales from its catalog and internet business declined to 15.0%

for the first 39 weeks of 2003 compared to 15.4% for the first 39 weeks of 2002.

     Cost of sales, buying and occupancy expenses, as a percentage of sales, increased to 60.1% during the first 39 weeks of 2003 compared to 58.6% during the first 39 weeks of 2002 primarily due to increased buying and occupancy expenses, as a percent of sales, due to negative leverage from the comparable store sales decline. Product gross margins remained constant during 2003 versus 2002.

     Selling, general and administrative expenses increased slightly as a percentage of net sales to 28.6% in the first 39 weeks of 2003 compared to 28.5% in the first 39 weeks of 2002 due to negative leverage on store payroll costs, resulting from negative comparable store sales. Also accounting for the increase were higher advertising costs from the return of television advertising to the spring marketing program during the first quarter of 2003 and increased costs of the Company’s Classic Awards customer loyalty program. These increases were almost entirely offset by savings in catalog production costs.

     Interest expense, net, decreased by $0.4 million to $1.7 million for the first 39 weeks of 2003 compared to $2.1 million for the first 39 weeks of 2002. Interest expense decreased by $0.5 million to $1.9 million in 2003 from $2.4 million in 2002 due to lower borrowing rates. The average total debt level, including short-term and long-term bank borrowings, was $123.1 million in the first 39 weeks of 2003 compared to $116.4 million in the first 39 weeks of 2002. The average interest rate, including interest on short-term and long-term bank borrowings, was 2.1% in the first 39 weeks of 2003 compared to 2.8% in the first 39 weeks of 2002.

     The effective tax rate for the Company was 37.5% for both the first 39 weeks of 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At November 1, 2003 and November 2, 2002, the Company had $9.0 million and $50.0 million, respectively, outstanding under this facility. The Company also has a revolving credit facility with four banks totaling $100.0 million. At November 1, 2003 and November 2, 2002, the Company’s borrowings under this facility were $100.0 million. Additionally, the Company has two letter-of-credit banking agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. At November 1, 2003 and November 2, 2002, the Company held $84.3 million and $83.2 million, respectively, in purchase commitments under these letter-of-credit arrangements. The Company’s working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the 39 weeks ended November 1, 2003, cash and cash equivalents increased $1.0 million compared to an increase of $5.4 million for the same period in 2002.

     Cash provided by operating activities was $106.9 million during the first 39 weeks of 2003 compared to $142.1 million in the first 39 weeks of 2002, a decrease of $35.2 million. This decrease was primarily due to the decrease in net income and its associated tax accrual, as well as, the timing of merchandise receipts and payments of merchandise inventories.

     Capital expenditures for the first 39 weeks of fiscal 2003 were $65.5 million compared to $75.8 million in fiscal 2002. The Company used approximately $57.1 million and $62.3 million in the first 39 weeks of fiscal 2003 and 2002, respectively, for opening new stores and expanding and renovating existing stores. For 2003, the Company currently anticipates a total of approximately $99.0 million in capital expenditures primarily for the opening of new stores and expanding and renovating existing stores and to enhance the Company’s computer information systems. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule for its capital expenditure activity during the remainder of fiscal 2003.

     Cash used in financing activities totaled $42.0 million during the 39 weeks ended November 1, 2003. The Company paid cash dividends totaling $0.29 per share. The Company declared a cash dividend of $0.10 per share in late October to be paid in December. Also, the Company repurchased $38.1 million in treasury stock. During the 39 weeks ended November 1, 2003, the Company repurchased $36.8 million, or 1,337,180 shares of its common stock under a stock repurchase program authorized by the Board of Directors in October 2002 at an average price of $27.52 per share. As of November 1, 2003, the Company had $13.2 million remaining under this authorization.

     Cash used in financing activities during the 39 weeks ended November 2, 2002 was $61.3 million. The Company paid cash dividends totaling $0.26 per share. The Company declared a cash dividend of $0.09 per share in late October and paid it in December that year. Also, the Company repurchased $101.5 million in treasury stock. During the 39 weeks ended November 2, 2002, the Company purchased $100.0 million, or 3,165,697 shares, of its common stock under two separate $50.0 million stock repurchase authorizations at an average price of $31.59 per share.

     The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and the payment of any dividends that may be declared from time to time. For the next twelve to eighteen months, the Company believes its cash flows from operating activities and funds available to it under credit facilities will be sufficient to meet its currently anticipated capital expenditures and working capital requirements, including debt service payments.

     The payment of dividends and the amount of any dividends, if any, will be determined by the Board of Directors and will depend on many factors, including expected net income, expected cash flows from operating activities, capital requirements and general business outlook. On October 30, 2003, the Company’s Board of Directors approved a quarterly dividend of $0.10 per share payable on December 15, 2003 to shareholders of record as of December 1, 2003.

     The combination of a low interest rate environment and a decline in the equity markets during 2001 and 2002 has had an adverse impact on the funded status of the Company’s non-contributory defined benefit pension plan (the “Plan”). Although the equity markets have begun to stabilize, interest rates have continued to decline from the end of fiscal 2002. Management continues to monitor interest rates and Plan asset returns and, if required, will adjust plan assumptions accordingly.

FORWARD-LOOKING INFORMATION

     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” or similar statements or variations of such terms. All of the “outlook” information (including future revenues, comparable sales, earnings and EPS, and other future financial performance or operating measures) constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company including assumptions and projections concerning store traffic, levels of store sales including regular-price selling, and customer preferences. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts including the Mens concept, effectiveness of its e-commerce site, acceptance of Talbots fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns, retail economic conditions including consumer spending, consumer confidence and a continued highly uncertain economy, and the impact of a continued highly promotional retail environment. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. The Company assumes no obligation for updating or revising any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     At November 1, 2003, the Company had variable rate borrowings outstanding of $100.0 million under its revolving credit agreements and $9.0 million in short-term borrowings, which approximate their fair market value.

     The Company enters into certain purchase obligations outside the United States, which are predominately settled in U.S. dollars, and, therefore, the Company has only limited exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is minimal. In addition, the Company opened one store in Canada and no stores in the United Kingdom during the 39 weeks ended 2003. The Company believes its foreign currency translation risk is limited, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

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

     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)     EXHIBITS

11.1	The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 8 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications pursuant to 18 U.S.C. Section 1350

     The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

               (b)     REPORTS ON FORM 8-K

1.	The Company furnished a Current Report on Form 8-K on August 7, 2003, relating to its sales results for July 2003.*

2.	The Company furnished a Current Report on Form 8-K on August 20, 2003, relating to its financial results for the second quarter of 2003.*

3.	The Company furnished a Current Report on Form 8-K on October 9, 2003, relating to its sales results for September 2003.*

* Information “furnished” with Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: December 15, 2003	By:	/s/ Edward L. Larsen

Edward L. Larsen Senior Vice President, Finance, Chief Financial Officer and Treasurer