Form 10-K
period 2004-01-31
TALBOTS INC
filed 2004-04-14
CIK 912263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2004	Commission File Number 1-12552

THE TALBOTS, INC.

One Talbots Drive

Hingham, MA 02043
(781) 749-7600

Incorporated in Delaware	I.R.S. No. 41-1111318

Securities registered pursuant to Section 12b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑

      The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of August 2, 2003 based on the closing sale price on the New York Stock Exchange composite tape on August 2, 2003 was approximately $759 million.

      Number of shares outstanding of the registrant’s common stock as of March 25, 2004: 56,997,407

Documents Incorporated by Reference:

      Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

The Talbots, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2004

PART I

Item 1.     Business.

General

      The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Talbots” or the “Company”), is a leading national specialty retailer and cataloger of women’s, children’s and men’s classic apparel, accessories and shoes. The Company has grown significantly over the past ten years, with the number of stores increasing from 339 stores at the end of 1993 to 977 stores at the end of 2003. During 2003, Talbots issued 26 separate catalogs with a combined circulation of approximately 47.1 million compared to circulation of 59.5 million in 1993. In 1999, the Company began offering its merchandise online at www.talbots.com. Sales through the Company’s website are reported with catalog sales. Total Company net sales were approximately $1,624.3 million in 2003, of which retail store sales were approximately $1,384.9 million and catalog sales were approximately $239.4 million.

      Talbots follows the National Retail Federation’s fiscal calendar. Where a reference is made to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. For example, “2003” refers to the 52-week fiscal year ended January 31, 2004; “2002” refers to the 52-week fiscal year ended February 1, 2003 and “2001” refers to the 52-week ending February 2, 2002.

      Talbots offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own branded merchandise in misses, petites, woman’s and woman’s petite sizes. Talbots Kids offers an assortment of high quality classic clothing and accessories for infants, toddlers, boys and girls. In October 2002, the Company introduced a new test concept, Talbots Mens, which offers a distinguished line of classic men’s sportswear and dress furnishings.

      Talbots merchandising strategy focuses on achieving a “classic look” that emphasizes timeless styles and quality. Talbots stores, catalogs and website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric and fit of Talbots merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its customers are college-educated and employed, primarily in professional and managerial occupations, and are attracted to Talbots by its focused merchandising strategy, personalized customer service and continual flow of high quality, reasonably priced classic merchandise.

      Talbots has established a market niche as a brand in women’s and children’s classic apparel, accessories and shoes. In 2003, over 98% of the Company’s merchandise consisted of styles that were sold exclusively under the Talbots label. Most of this merchandise is manufactured to the specifications of the Company’s technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors.

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

      The first Talbots store was opened in 1947 in Hingham, Massachusetts, by Rudolph and Nancy Talbot. The first Talbots catalog was issued the following year with a circulation of approximately 3,000. Additional stores were opened beginning in 1955, and there were a total of five Talbots stores by 1973, at which time the Company was acquired by General Mills, Inc. Talbots continued to expand and grew to 126 stores by 1988. In 1988, AEON (U.S.A.), Inc. (“AEON U.S.A.”), acquired Talbots (the “Acquisition”). AEON U.S.A. is a wholly owned subsidiary of AEON Co., Ltd. (“AEON”), a Japanese retail conglomerate. In 1993, the Company effected an initial public offering of its common stock (the “Offering”), issuing approximately 25.2 million shares of common stock. Subsequent to the Offering, AEON U.S.A. has remained the

Company’s majority shareholder, and at January 31, 2004 owned approximately 57.7% of the outstanding common stock of the Company.

      The Company has grown significantly since the Acquisition by adding stores and developing new complementary business concepts that capitalize on the strength of the Talbots name and its loyal customer base. By January 31, 2004, the number of stores increased to 977 and were located in 47 states, the District of Columbia, Canada and the United Kingdom. This included 492 Talbots Misses stores (including 20 Misses stores in Canada and five Misses stores in the United Kingdom), 266 Talbots Petites stores (including two Petites stores in Canada), 41 Talbots Accessories & Shoes stores, 68 Talbots Kids stores, 79 Talbots Woman stores (including one Woman store in Canada), six Talbots Mens stores, one Talbots Collection store and 24 Talbots Outlet stores (including one Outlet store in Canada and one Outlet store in the United Kingdom).

      Talbots catalog business has also undergone changes. The circulation of catalogs has been reduced by 21% from 59.5 million catalogs in 1993 to 47.1 million catalogs in 2003. This circulation reduction has been an integral part of a strategy to better focus the distribution of catalogs to proven customers.

      In 1999, Talbots launched its website, www.talbots.com. This distribution channel is a natural extension of the Company’s existing store and catalog channels. The same broad assortment of Talbots existing store and catalog classic merchandise is available online with one-stop shopping for Talbots Misses, Petites, Woman, Accessories & Shoes, Kids and Mens apparel. The Company’s existing catalog fulfillment and customer service infrastructure manages online orders and complements this new channel of distribution. In fiscal 2003, the website accounted for approximately 30% of total catalog sales.

      Information concerning the Company’s retail store business and the Company’s catalog and online business and certain geographic information is contained in Note 12 of the Company’s consolidated financial statements included in this Form 10-K and is incorporated in this Item 1 by reference.

Strategy

      The key elements of the Company’s strategy are to: (1) maintain its strong competitive position in the classic niche by providing consistently classic women’s, children’s and men’s apparel, accessories and shoes, (2) continue to operate as a predominantly branded merchandise retailer, (3) maintain its posture as a limited promotion retailer, (4) continue to capitalize on its complementary store, catalog and online operations, (5) continue to provide superior customer service and (6) offer a broad mix of store location types.

      Market Niche in Classic Apparel. Talbots offers a distinctive collection of women’s sportswear, casual wear, dresses, coats, sweaters, accessories and shoes and kids apparel consisting almost exclusively of the Company’s own branded merchandise. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. In October 2002, the Company began offering a limited assortment of men’s apparel featuring sportswear and dress furnishings under the Talbots branded label. An important aspect of the Company’s marketing strategy is wardrobing the customer from “head-to-toe.” The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, accessories and shoes will be affected by sudden changes in fashion trends.

      Talbots Brand. The clothing assortment under the Talbots brand exceeded 98% of inventory purchased in 2003. Sales of branded merchandise generally provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establishes Talbots identity as a brand of women’s, children’s and, beginning in 2002, men’s classic apparel.

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

      Limited Promotion Retailer. The Company positions itself as a limited-promotion retailer. Talbots typically holds only four major sale events a year in its stores, consisting of two end-of-season clearance sales and two mid-season sales. All mid-season and end-of-season store sale events are held in conjunction with catalog sales events. No other major promotional sale events are typically held. However, the Company does offer a variety of traffic and sales driving events through its stores, catalog and website, which complement its traditional sale calendar. The Company believes that its strategy of limiting its promotional events reinforces the integrity of its regular prices.

      Complementary Store, Catalog and Online Operations. The Company’s strategy is to operate its stores, catalogs and website as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs or online. The Company believes that the synergy across these distribution channels offers an important convenience to its customers, provides a competitive advantage to the Company and is an important element in identifying new store sites.

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

      In conjunction with the Company’s well-established catalog operation, there is a strong infrastructure in place to support its website, www.talbots.com, including the Company’s existing distribution and fulfillment capabilities. As with catalog merchandise, items can be easily returned or exchanged at any Talbots store or returned to the Company by mail. The Company believes that this channel of business is a natural complement to the store and catalog operations, and has the potential to become a significant growth opportunity. In fiscal 2003, online sales accounted for approximately 30% of total catalog sales compared to 24% in fiscal 2002.

      Customer Service. The Company believes that it provides store, catalog and online customers an extraordinarily high level of customer service. The Company is committed to constantly improving customer service by enhancing its training programs to ensure that sales and customer service associates are knowledgeable about all Talbots merchandise, that they are up to date with fashion trends and are able to make appropriate wardrobing suggestions to customers.

      Broad Mix of Store Locations. The Company believes that providing a broad mix of store location types helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient and consistent with its image. As of January 31, 2004, the Company had 39% of its stores in malls, 39% in specialty centers, 10% in village locations, 7% as freestanding stores, 2% in outlet locations and 3% in urban locations.

Merchandising

      The Company’s merchandising strategy focuses on achieving a “classic look” which emphasizes timeless styles. Talbots offers a distinctive collection of women’s and children’s classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, as well as men’s sportswear and dress furnishings, consisting primarily of branded merchandise made exclusively for Talbots. Talbots stores, catalogs and website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from “head-to-toe”. The consistency in color, fabric and fit of Talbots merchandise also allows a customer to create wardrobes across seasons and years.

      Branded Merchandise Design and Purchasing. Talbots branded merchandise is designed and produced through the coordinated efforts of the Company’s merchandising and manufacturing teams. These teams consist of the New York-based product development office, the Hingham-based buying and manufacturing staff and the Hong Kong-based production office. Styles for Talbots branded merchandise are developed based upon prior years’ sales history and current fashion trends for each of the Company’s two main seasons, spring and fall.

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

      The Company’s Hingham-based buying staff is responsible for the quantification of specific merchandise and departmental needs and plans. These plans are used by the sourcing staff to place specific item orders on styles developed with the product development office and with the various merchandise vendors. The Hong Kong-based production office coordinates with the Hingham-based sourcing staff for product purchases made in Hong Kong, Macau, and Southern China.

      Sourcing. In fiscal 2003, Talbots purchased approximately 73% of its merchandise directly from offshore vendors, and the remaining 27% through domestic-based vendors. During the year, the Company’s Hong Kong office accounted for approximately 46% of Talbots total direct offshore sourcing, with the remaining 54% being handled through various agents. In fiscal 2003, approximately 33% of Talbots merchandise was sourced through Hong Kong.

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

      The Company typically transacts business on an order-by-order basis; however, fabric and production projections are placed with mills and vendors to better address fulfillment and replenishment objectives. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The Company monitors its vendors for compliance with the Fair Labor Standards Act and believes that it has good relationships with its vendors. Additionally, as the number of Talbots stores increases, the Company believes that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. The Company does business with virtually all of its vendors in United States currency.

      In light of the current and potential hostilities in the Middle East and other geographic areas, the Company’s sourcing operations may in the future be affected from time to time in varying degrees. Both the likelihood of such occurrences and their overall effect upon the Company are difficult to predict and the Company will take appropriate measures to minimize the impact of such occurrences.

      On December 31, 2004, quota restrictions on the import of foreign apparel from countries which are members of the World Trade Organization are expected to end. The effect this quota expiration will have on global sourcing patterns is uncertain. The Company currently believes that its diversified sourcing strategy and the long-term relationships it has with its vendors will allow the Company to respond to potential demand shifts following the elimination of these quotas so as not to significantly interrupt the Company’s flow of product.

Expansion

      An important aspect of the Company’s business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. The Company has grown significantly over the past ten years, with the number of stores increasing from 339 at the end of 1993 to 977 at the end of 2003. During that time, store net sales increased from approximately $582.8 million in 1993 to approximately $1,384.9 million in 2003. During fiscal 2003 Talbots opened a net of 91 new stores.

      In addition to expanding its core Misses business, the Company has introduced complementary new business concepts, including Talbots Petites, Talbots Kids, Talbots Accessories & Shoes, Talbots Woman, Talbots Woman Petites, Talbots Collection and most recently Talbots Mens.

      In 1984, Talbots began offering merchandise in petites sizes in its catalogs, and in 1985 opened its first Talbots Petites store. During 1989, Talbots stores began to carry a selection of Talbots Petites merchandise, and the Company opened three additional Talbots Petites stores in 1990 as the beginning of its strategy to expand the Talbots Petites business. At the end of fiscal 2003, 266 Talbots Petites stores were open, including two stores in Canada. Virtually every item of women’s apparel in the Talbots catalog is offered in both misses and petites sizes.

      In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment of infants and toddlers apparel. At the end of fiscal 2003, 68 Talbots Kids stores were open. Also in 2003, four separate Talbots Kids catalogs were circulated nationally. The Company will continue to position Talbots Kids as a brand that offers a complete assortment of high quality classic children’s clothing and accessories.

      During 1994, Talbots introduced Talbots Accessories & Shoes in two catalogs devoted to this category. The Company opened its first Talbots Accessories & Shoes stores in 1995 and operated 41 stores at the end of fiscal 2003. A limited collection of this merchandise is offered in each major catalog, in virtually all stores and, in 2003, in two separate catalogs.

      In 1998, the Company introduced two new concepts, Talbots Woman and Talbots Collection. Talbots Woman was developed for customers wearing sizes 12W to 24W who seek the same classic styling, high quality and fit as the Company’s misses and petites customers. It was introduced as a department in seven existing Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs. In 2001, the Company expanded the concept with the introduction of Talbots Woman

Petites, which focuses on fuller-figured women 5’ 4” and under. At the end of fiscal 2003, 79 Woman stores were open including one store in Canada, and an assortment of Talbots Woman apparel was offered in nine additional Talbots stores. Additionally, Talbots Woman Petites sizes are offered in most stores with a Talbots Woman assortment, in catalogs and online.

      Talbots Collection was developed for those customers seeking an upper-tier, well-defined selection of apparel featuring more luxurious fabrics and sophisticated styling. It is presented as a separate department in 85 existing Talbots Misses stores. During the fall of 2003, the Company opened its first Collection store. The Company continues to use this concept to test new fabrics and fashion trends, which may be incorporated into the core Misses and Petites lines.

      In the fall of 2002, the Company introduced its Talbots Mens concept in a separate catalog and included items in its holiday catalog. The line features classic sportswear and dress furnishings with an emphasis on detail and quality, consistent with the Company’s other concepts. In the spring of 2003, the Company opened its first three Talbots Mens stores and at the end of fiscal 2003, six Talbots Mens stores were open. Merchandise was also presented in two separate catalogs and on the Company’s website. The Company believes this test concept may represent a future growth opportunity for Talbots.

      The Company currently anticipates opening approximately 75 new stores, with expansion in all concepts, in 2004. The Company’s ability to continue to expand its store base will be dependent upon a number of factors, including its overall sales performance, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations, the ability to negotiate acceptable lease terms for new locations, and the performance of its test concepts such as Talbots Mens.

Stores

      Misses stores generally range in size from 3,500 to 6,500 gross square feet, with a typical store averaging approximately 4,900 gross square feet. Talbots Petites, Woman and Kids stores generally measure 2,600, 3,300 and 3,500 gross square feet, respectively. Talbots Accessories & Shoes stores generally measure 1,800 gross square feet. Talbots Mens stores generally measure 4,400 gross square feet. Approximately 75%-80% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

      In certain markets, the Company has created Talbots “superstores” by placing two or more other Talbots concepts adjacent to a Misses store. Together, these stores feature at least three Talbots business concepts -Misses, Petites, Kids, Woman and/or Accessories & Shoes — in order to create a one-stop shopping environment. At January 31, 2004, the Company operated 102 superstores. Additionally, Talbots “flagship” stores are Misses stores which are operated to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Chicago, San Francisco, London and Toronto, and are significantly larger than the average Misses store.

      The Company utilizes Talbots Outlet stores that are separate from its retail stores to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores primarily for the sale of past season and “as is” merchandise. At January 31, 2004, the Company operated 24 Talbots Outlet stores, including one Outlet store in Canada and one Outlet store in the United Kingdom.

      Talbots stores, except Mens, are distinguished by a signature red door. Each interior is designed to have a gracious and comfortable residential feel. This interior design theme is consistently used in all Talbots Misses, Petites, Woman and Accessories & Shoes stores to promote familiarity, ease of shopping and cost savings in the design and construction of new stores. Talbots Kids stores also have the signature red doors and are designed to create a warm shopping atmosphere appropriate for both adults and children. Talbots Mens stores are masculine yet complementary to the Company’s Misses stores. Talbots Mens interior design includes natural woods, polished slate and granite tile, and stained wood doors with glass center panels. Management provides guidelines for merchandise display to the stores throughout the year.

Talbots Catalog and Online Business

      Since 1948, the Company has used its catalog to offer customers convenience in ordering Talbots merchandise. In 2003, the Company issued 26 separate catalogs with a combined circulation of approximately 47.1 million, including catalogs sent to stores for display and general distribution. During 2003, the catalog sales segment represented approximately 14.7% of total Company sales. Catalog circulation has included: base catalogs offering the broadest assortment of Talbots merchandise; Talbots Kids catalogs; Talbots Accessories & Shoes catalogs; Talbots Mens catalogs; and sale catalogs. In addition to providing customers convenience in ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic.

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

      The Company attempts to make catalog shopping as convenient as possible. It maintains a toll-free number, accessible 24 hours a day, seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. It maintains telemarketing centers in Knoxville, Tennessee and Hingham, Massachusetts, which are linked by computer and telephone and are designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable sales associates located at the telemarketing centers that utilize online computer terminals to enter customer orders and to retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In both the Hingham and Knoxville telemarketing centers, sales associates are able to refer to current catalog items in a sample store, allowing them access to merchandise as they assist customers.

      The Company employs advanced technology to process orders. Sales associates enter orders online into a computerized inventory control system, which systematically updates Talbots customer database and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information are available to the Company’s Hingham-based buying staff the next day. The Company has achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the following day.

      Reported in catalog sales are online sales. Sales orders from the website are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the website will provide examples of alternative merchandise if items are unavailable. Additionally, the website’s “online chat” feature allows customers to communicate with customer service representatives. As with the catalog, customer online purchases can be returned by mail or at any Talbots retail store.

Customer Credit

      Customers may elect to pay for their purchases using a proprietary Talbots charge card which is managed through Talbots Classics National Bank, a wholly owned Rhode Island chartered national bank subsidiary, and Talbots Classics Finance Company, a wholly owned subsidiary. The Company has extended credit to its customers since commencing business in 1947 and believes that the Talbots charge card enhances customer loyalty, produces finance charge revenue and decreases third-party bankcard fees. During fiscal 2003, Talbots charge purchases accounted for approximately 43% of total Company sales and at January 31, 2004, outstanding balances on Talbots charge purchases totaled $182.7 million, including an allowance for doubtful accounts of $2.7 million. Bad debts have historically been well below 1% of total Talbots charge card sales.

      In 1997, the Company began testing a customer loyalty program in six states, which rewards customers with a $25 appreciation award for every $500 in merchandise purchases on their Talbots charge card. The award can be redeemed against future charge card purchases. The award expires one year from the date of issuance. The testing found that the program increased customer usage of the Talbots charge (versus another method of payment), and in the test states, overall sales levels increased at a faster rate than other non-test states. In 2001, the program was rolled out nationally. As with the test states, the Company has seen increased usage of the Talbots charge card since the national rollout as customer usage increased from 36% of total sales in 2001 to 43% of total sales in 2003.

Inventory Control and Merchandise Distribution

      The Company uses a centralized distribution system, under which all U.S. merchandise is received, processed and distributed through its catalog and store distribution center in Lakeville, Massachusetts. The Company also has smaller distribution centers in both the United Kingdom and Canada to process store inventory in those locations. Merchandise received at the distribution centers is promptly inspected, assigned to individual stores, packed for delivery and shipped to the stores. Talbots ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. The Company believes that its strong store, catalog and online synergy, coupled with its central distribution system, allows it to move merchandise efficiently between its three distribution channels to take better advantage of sales trends.

      In 1995, the Company completed an expansion of its distribution center in Lakeville, Massachusetts, by adding an additional 124,260 square feet to support its growth plans. Additional mezzanine level space was added in 1996 and 1997 to further support the Company’s growth. In 2001, an additional 125,000 square foot expansion was completed, bringing the facility’s gross square footage to 933,000 square feet.

Management Information Systems

      Talbots management information systems and electronic data processing systems are located at the Company’s Systems Center in Tampa, Florida and at its corporate facilities in Hingham, Massachusetts. These systems consist of a full range of retail, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting and distribution. The Company protects company-sensitive information on its servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection. The website makes use of encryption technology to protect sensitive customer information. The Company complies with the Direct Marketing Association’s policy recommendations insuring that customer privacy is not compromised.

      All Talbots stores have point-of-sale terminals that transmit information daily on sales by item, color and size. Talbots stores are equipped with bar code scanning programs for the recording of store sales, returns, inventories, price changes, receipts and transfers. The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

      Also, sales associates can conduct customer searches for merchandise no longer available in their store through the register or with a single phone call, 24 hours a day, seven days a week (except Christmas Day).

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

Competition

      The retail apparel industry is highly competitive. The Company believes that the principal basis upon which it competes are quality, value and service in offering classic apparel to build “head-to-toe” wardrobes through stores, catalogs and online.

      Talbots mainly competes with certain departments within national specialty department stores as well as strong regional department store chains. Talbots also competes with other specialty retailers and catalog companies. The Company believes that its focused merchandise selection in classic apparel, consistent branded merchandise, superior customer service, store site selection resulting from the synergy between its stores and catalog operations, and the availability of its merchandise in multiple concepts, distinguish it from department stores and other specialty retailers.

Employees

      At January 31, 2004, Talbots had approximately 11,000 employees, of whom approximately 3,100 were full-time salaried employees, approximately 1,300 were full-time hourly employees and approximately 6,600 were part-time hourly employees. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

      The following table sets forth certain information regarding the executive officers of the Company as of April 1, 2004:

Name	Age	Position

Arnold B. Zetcher	63	Chairman of the Board, President and Chief Executive Officer
Harold B. Bosworth, Jr.	54	Executive Vice President, Chief Merchandising Officer
Michele M. Mandell	56	Executive Vice President, Stores and Talbots Kids
Paul V. Kastner	52	Senior Vice President, International and Strategic Planning
Edward L. Larsen	59	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Andrea M. McKenna	47	Senior Vice President, Marketing and Catalog Development
Richard T. O’Connell, Jr.	53	Senior Vice President, Legal and Real Estate and Secretary
Bruce Lee Prescott	48	Senior Vice President, Direct Marketing and Customer Service
Randy Richardson	45	Senior Vice President, Information Services
Bruce C. Soderholm	61	Senior Vice President, Operations
Stuart M. Stolper	64	Senior Vice President, Human Resources

      Mr. Zetcher joined Talbots as President in 1987. He has been President and Chief Executive Officer and a member of the Board of Directors since 1988 and assumed the additional position of Chairman of the Board in 2000. Mr. Zetcher was Chairman and Chief Executive Officer of John Breuner Company, a home furnishings division of BATUS, and prior to that, Chairman and Chief Executive Officer of Kohl’s Food Stores, another BATUS division. Mr. Zetcher served as Chairman and Chief Executive Officer of Bonwit Teller in New York and served in various capacities during his ten years with Federated Department Stores. Mr. Zetcher also serves as Chairman of the Board of the National Retail Federation and Chairman of its Executive Committee.

      Mr. Bosworth was promoted to the position of Executive Vice President and Chief Merchandising Officer in January 2003. He joined the Company in June 1997 as Senior Vice President and General Manager for Talbots Kids and assumed the additional position of General Manager for Talbots Mens in 2001. From 1988 to 1997, Mr. Bosworth served as Senior Vice President, Retail of Ermenegildo Zegna, and Senior Vice President and General Merchandise Manager at the I. Magnin/ Bullock’s Wilshire division of R.H. Macy, where he was responsible for numerous merchandising areas. He also served in various capacities at J.W. Robinson’s, a division of Associated Dry Goods; The Broadway, a division of Carter Hawley Hale; and Jordan Marsh, a division of Allied Stores, from 1972 to 1988.

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

      Mr. Soderholm has been Senior Vice President, Operations since 1989. He joined Talbots in 1976 as Manager of Accounting, was promoted to Director of Operations in 1978, and served as Vice President, Operations from 1979 to 1989.

      Mr. Stolper joined Talbots in 1989 as Vice President, Human Resources and assumed the position of Senior Vice President, Human Resources and Assistant Secretary later that year. From 1988 to 1989, he served as Vice President, Administration at AEON (U.S.A.), Inc. Prior to that time, he was Vice President, Human Resources of the Specialty Retailing Group at General Mills, Inc.

Available Information

      We make available free of charge through our website, www.talbots.com, all materials that we file electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC.

      You may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains its website, www.sec.gov, that contains reports, proxy and information statements and other information which the Company files electronically with the SEC.

      A copy of the Company’s Corporate Governance Guidance, its Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are posted on the Company’s website, www.talbots.com, under “Investor Relations,” and are available in print to any shareholder who requests copies by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, MA, 02043 or by e-mail at investor.relations@talbots.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 2.     Properties.

      The table below presents certain information relating to the Company’s properties at January 31, 2004:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Company headquarters	Own (44 acres)
Lakeville, Massachusetts	933,000	Distribution center	Own (106 acres)
Tampa, Florida	38,437	Systems center	Lease
Knoxville, Tennessee	26,069	Telemarketing	Lease
New York, New York	41,462	Product development office	Lease
Hong Kong	10,455	Merchandise production	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
London, U.K	1,093	U.K. management office	Lease
977 Stores throughout the U.S., Canada and U.K	3,930,510	Retail stores	Own and lease(a)

(a)	Talbots owns the property for five of its 977 stores.

      Except for retail store space, the Company believes that its operating facilities and sales offices are adequate and suitable for its current needs. To address expected future office and distribution space needs, in fiscal 1999 the Company completed a 75,000 square foot expansion of its Hingham, Massachusetts offices and in fiscal 2001 completed construction on 125,000 square foot of additional space at its Lakeville, Massachusetts distribution facility. In 2002, the Company executed a lease for a new facility to relocate its existing operation in Knoxville, Tennessee. The new lease covers 36,761 square feet and the relocation was completed in February 2004. Talbots long-term expansion program, if successful, may require additional office and distribution space to service its operations in the future.

      At January 31, 2004, Talbots operated 977 stores; all but five were leased. The leases typically provide for an initial term between 10 and 15 years, with renewal options permitting the Company to extend the term between five and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of leases, Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. The Company has many lease arrangements that provide for an increase in annual fixed rental payments during the lease term.

      At January 31, 2004, the current terms of Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases(a)(b)

2004-2005	58
2006-2008	86
2009-2011	148
2012 and later	451

(a)	Certain leases have more than one store included within the leased premises.

(b)	Includes 43 executed leases related to future stores not yet opened at January 31, 2004.

Item 3.	Legal Proceedings.

      Talbots is a party to certain legal actions arising in the normal course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liabilities individually and in the aggregate are not expected to have a material adverse effect on the financial position, results of operations or liquidity of Talbots.

Item 4.	Submission Of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended January 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

      The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB”. Information regarding the high and low sales prices per share of common stock in fiscal 2003 and 2002 is included in Note 16, “Quarterly Results,” to the Company’s consolidated financial statements.

      The payment of dividends and the amount thereof is determined by the Board of Directors and depends upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered. Information regarding the Company’s payment of dividends for fiscal 2003 and 2002 is included in Note 16, “Quarterly Results,” to the Company’s consolidated financial statements.

      The number of holders of record of the Company’s common stock at March 25, 2004 was 536.

Item 6.     Selected Financial Data.

      The following selected financial data have been derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 below and the consolidated financial statements and notes thereto included in Item 15 below.

	Year Ended

	January 31,	February 1,	February 2,	February 3,	January 29,
	2004	2003	2002	2001	2000
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)

	(in thousands, except per share data)
Statement of Earnings Information:
Net sales	$1,624,339	$1,595,325	$1,612,513	$1,594,996	$1,308,658
Net income	104,683	120,759	127,001	115,202	58,460
Net income per share
Basic	$1.85	$2.06	$2.07	$1.86	$0.94
Assuming dilution	$1.81	$2.01	$2.00	$1.80	$0.92
Weighted average number of shares of common stock outstanding
Basic	56,531	58,724	61,459	61,823	62,136
Assuming dilution	57,901	60,191	63,439	63,995	63,368
Cash dividends per share	$0.39	$0.35	$0.31	$0.27	$0.23
Balance Sheet Information:
Working capital	$330,012	$287,957	$299,270	$325,455	$236,691
Total assets	958,392	871,925	831,064	858,596	693,904
Total long-term debt,
including current portion	100,000	100,000	100,000	100,000	100,000
Stockholders’ equity	616,126	567,676	567,876	550,771	431,332

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including, store traffic, levels of store sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts including the Mens concept, effectiveness of its online sales, acceptance of Talbots fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns, retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, and the impact of a continued highly promotional retail environment, uncertainties associated with the expected year end expiration of trade quotas for member countries of the World Trade Organization and the current and potential hostilities in the Middle East and other geographic areas. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and available on the Talbots website under “Investor Relations,” and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. The Company assumes no obligation for updating or revising any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

      The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with these statements and the notes thereto.

Business Overview

      Overall, fiscal 2003 was a challenging year for the Company in terms of sales. As the Company entered 2003, the retail economy remained soft, a war with Iraq was imminent, the Company’s sales trends from 2002 continued to be difficult, and the Company made a significant change in its merchandising organization with the appointment of a new Chief Merchandising Officer. Given these factors, the Company continued to maintain tight control over its expenses and for the third consecutive year made further reductions in planned inventory levels to protect gross margins. Total inventories at year-end were $170.5 million versus $175.3 million at the end of 2002, and on a square foot basis fiscal 2003 year-end inventories were down 9% in the Company’s U.S. women’s apparel stores. At the same time, overall product gross margin improved by approximately 30 basis points, due to an increase in markon, offset partially by higher markdowns. This lean inventory strategy, however, which protected the Company on the downside, began to limit its ability to drive sales when the economy began to recover in the second half of the year, particularly impacting fourth quarter sales and net income.

      Fourth quarter sales and net income were also impacted by lower markdown selling. The Company believes this was partially due to the Company’s end of season sale event having reduced levels of inventory available (on a square-foot basis) and compounded by reduced customer demand for the goods included in the sale event.

      The Company ended the year with notes payable of zero and long-term debt at $100.0 million. Cash flow from operations was very strong, at $211.4 million for the year, or 13% of sales, compared to $222.4 million, or 14% of sales in fiscal 2002.

      One of the Company’s key initiatives in fiscal 2004 is to increase its inventory levels, reflecting its plan for stronger demand. In fiscal 2004, the Company is also increasing its investment in advertising over 2003 levels, including national TV and print advertising, which is expected to add to sales momentum during key selling periods.

      The Company opened a total of 96 new stores in fiscal 2003, with expansion in all concepts. Among these openings was the retail launch of Talbots Mens, with three stores opened in the spring and three stores opened in the fall. The Company also opened its first Talbots Collection store, which features a more fashion forward, upper-layer assortment. The Company will move ahead cautiously in its evaluation of these test concepts, but believes both may represent future growth opportunities for Talbots. Looking at the full fiscal year 2004, the Company is currently planning to open a total of approximately 75 new stores, with growth planned in each concept, which would represent approximately 6% square footage growth.

      The Company also updated many of its existing stores in fiscal 2003. The Company believes that it is critical, even in a soft economy, to maintain its stores at the highest level, and the Company typically refurbishes each of its stores every three to five years. The Company’s capital expenditures for fiscal 2003 totaled approximately $89.5 million, with more than 85% of this capital spending for store expansion and store renovations. The balance was for various MIS initiatives and infrastructure upgrades.

      Other areas of growth in fiscal 2003 included the Company’s online business, which increased 27% over fiscal 2003 and represented approximately 30% of total catalog sales, up from 24% in fiscal 2002. Further, the percent of customer sales using Talbots proprietary charge card increased to 43% in fiscal 2003, up from 41% in fiscal 2002, and finance charge revenue increased 3%.

Results of Operations

      The 2003, 2002 and 2001 fiscal years all had 52 weeks and ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Comparable stores are those which were open for at least one full fiscal year. When a new Talbots Petites, Woman or Accessories & Shoes store is opened adjacent to or within the same center as an existing comparable Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

      The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	61.7%	60.4%	60.0%
Selling, general and administrative expenses	27.9%	27.3%	27.0%
Operating income	10.4%	12.3%	13.0%
Interest expense, net	0.1%	0.2%	0.3%
Income before taxes	10.3%	12.1%	12.7%
Income taxes	3.9%	4.5%	4.8%
Net income	6.4%	7.6%	7.9%

Fiscal 2003 Compared to Fiscal 2002

      Net sales in 2003 were $1,624.3 million compared to $1,595.3 million in 2002, an increase of $29.0 million, or 1.8%. Operating income was $169.6 million in 2003 compared to $196.1 million in 2002, a decrease of $26.5 million, or 13.5%.

      Retail store sales in 2003 were $1,384.9 million compared to $1,347.9 million in 2002, an increase of $37.0 million, or 2.7%. The Company’s lean inventory strategy effectively protected gross margin throughout the year; however, it limited the Company’s ability to generate top line sales in the second half of the year. The increase in retail store sales was attributable to the 91 net new stores opened in 2003 and the first full year of operation of the 86 net non-comparable stores that opened in 2002, offset by a decrease of $43.5 million or 3.8% in comparable store sales from the previous year. The percentage of the Company’s net sales derived from its retail stores in 2003 increased to 85.3% compared to 84.5% in 2002.

      Catalog sales in 2003 were $239.4 million compared to $247.4 million in 2002, a decrease of $8.0 million or 3.2%. Included in catalog sales are online sales generated from the Company’s website, www.talbots.com. In 2003, the Company anticipated softening demand in catalog sales and reduced total circulation by 5.5% from 49.8 million in 2002 to 47.1 million in 2003 and continued to focus on distributing to proven customers. As with store sales, lean inventory also impacted catalog sales, particularly in the second half of the year. As a result, total catalog sales were down, however catalog productivity, as measured by both sales per catalog and sales per page distributed, increased in comparison to 2002. Sales per catalog distributed increased 1.9% to $4.61 in 2003 and sales per 100 pages distributed increased 7.3% to $5.61 in 2003. During 2003, sales from the Company’s website accounted for approximately 30% of total catalog sales as compared to 24% in 2002.

      Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 61.7% in 2003 from 60.4% in 2002. The decrease in comparable store sales created negative leverage on store occupancy expenses as the Company absorbed the occupancy costs of the 91 net new stores opened in fiscal 2003 and recognized the full impact of the 86 net new stores opened in fiscal 2002. This was partially offset by a 30 basis point improvement in merchandise gross margins. The increase was due to an increase in initial markon, partially offset by higher markdowns.

      Selling, general and administrative expenses increased as a percentage of net sales to 27.9% in 2003 from 27.3% in 2002. As a result of the decline in comparable store sales, store overhead expenses increased as a percent of sales. This was partially offset by savings in catalog production costs related to planned decreased catalog circulation.

      Interest expense, net, decreased by $0.8 million to $2.1 million in 2003 compared to $2.9 million in 2002. Interest expense decreased by $0.9 million to $2.4 million in 2003 compared to $3.3 million in 2002 due to lower borrowing rates. The average interest rate, including interest on short-term and long-term bank borrowings, was 2.03% in 2003 compared to 2.69% in 2002. The average total debt, including short-term and long-term bank borrowings, was $118.3 million in 2003 compared to $121.4 million in 2002.

      The effective tax rate for the Company was 37.5% in 2003 and in 2002.

Fiscal 2002 Compared to Fiscal 2001

      Net sales decreased by $17.2 million to $1,595.3 million, or 1.1% from 2001. Operating income was $196.1 million in 2002 compared to $210.0 million in 2001, a decrease of 6.6%.

      Retail store sales in 2002 increased by $1.9 million, to $1,347.9 million, or 0.1% over 2001. The increase in retail store sales was attributable to the 86 net new stores opened in 2002 and the first full year of operation of the 78 net non-comparable stores that opened in 2001, offset by a decrease of $74.8 million or 6.6% in comparable store sales from the previous year. The Company believes the decrease in comparable store sales was largely attributable to the continued slow economy in fiscal 2002 and the related difficult retail environment. The percentage of the Company’s net sales derived from its retail stores in 2002 increased to 84.5% compared to 83.5% in 2001 due to store sales remaining relatively flat with 2001 while catalog sales decreased.

      Catalog sales in 2002 decreased by $19.1 million to $247.4 million, or 7.2% from 2001. Included in catalog sales are sales generated from the Company’s website, www.talbots.com. During 2002, the Company anticipated softening demand in catalog sales and reduced total circulation by 12.6% from 57.0 million in 2001 to 49.8 million in 2002. This included the elimination of two less productive catalogs and eliminating the four separate Talbots Woman catalogs in favor of line listing Womans sizes in existing base catalogs. Additionally, the Company continued to focus on distributing catalogs to proven customers. As a result, while total sales were down, catalog productivity, as measured by both sales per catalog and sales per page distributed, increased in comparison to 2001. Sales per catalog distributed increased 6.0% to $4.52 in 2002 and sales per 100 pages distributed increased 4.9% to $5.22 in 2002. During 2002, sales from the Company’s website accounted for approximately 24% of total catalog sales in 2002 compared to 17% in 2001.

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

Seasonality and Quarterly Fluctuations

      The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, catalog sales are stronger in the first quarter, while retail store sales are slightly stronger in the second quarter. Within the fall season, catalog sales are generally stronger in the fourth quarter except in 2003 when the third quarter came in stronger. This was partially due to weaker than anticipated performance in the fourth quarter sale event from low inventory levels. Retail store sales are the strongest in the fourth quarter.

      The following table sets forth certain items in the Company’s unaudited quarterly consolidated statements of earnings as a percentage of net sales. The information as to any one quarter is not necessarily indicative of results for any future period.

	Fiscal Quarter Ended

	May 3,	August 2,	November 1,	January 31,
	2003	2003	2003	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	58.3%	65.0%	57.3%	65.9%
Selling, general and administrative expenses	29.6%	27.3%	28.9%	25.9%
Operating income	12.1%	7.8%	13.7%	8.2%

	Fiscal Quarter Ended

	May 4,	August 3,	November 2,	February 1,
	2002	2002	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	56.5%	63.6%	56.0%	65.3%
Selling, general and administrative expenses	29.0%	27.6%	29.0%	24.0%
Operating income	14.5%	8.8%	15.1%	10.7%

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

      The Company’s selling, general and administrative expenses are strongly affected by the seasonality of sales. The two key elements of this seasonality are (1) the catalog circulation strategy, which affects catalog sales volume and produces commensurately high catalog production costs and (2) the major semiannual sale events, which require additional store payroll and selling supplies. Another factor is the store expansion program, which results in having more stores open in the fall than at the beginning of the year and, therefore, results in higher store payroll and operations-related expenses.

      The combined effect of the patterns of net sales, cost of sales, buying and occupancy expenses and selling, general and administrative expenses, described above, has produced higher operating income margins, as a percent of sales, in the first and third quarters.

Liquidity and Capital Resources

      The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At January 31, 2004 and February 1, 2003, the Company had no amounts outstanding under this facility. The Company’s working capital needs are typically at their lowest during the spring season and peak during the fall selling season.

      During 2003, cash balances increased by $60.1 million compared to an increase in cash balances of $7.3 million during 2002. Strong cash flows from operations allowed the Company to continue investing in property and equipment, to increase its dividend payment rate and continue purchasing shares of the Company’s stock.

      Cash provided by operating activities totaled $211.4 million in 2003 compared to $222.4 million in 2002. The decrease in cash provided by operating activities over 2002 was primarily attributable to a decrease in net income. Net income in 2003 was $16.1 million lower than in 2002. Additionally, operating cash flows were negatively impacted by changes in income tax accruals and deferred income taxes, due to the reduced level of net income and the timing of depreciation deductions. This was partially offset by the change in customer accounts receivable as the balance increased at a lower rate in 2003 compared to 2002. The Company recognized increased usage of the Talbots charge card in 2003, however, it has also recognized an increase in the rate of customer account repayments.

      Cash provided by operating activities totaled $222.4 million in 2002 compared to $159.3 million in 2001. The increase in cash provided by operating activities over 2001 was primarily attributable to the change in customer accounts receivable and the timing of receipts and payments of merchandise inventories. Customer accounts receivables increased at a lower rate in 2002 than 2001. This was primarily due to the national rollout of the Company’s Classic Awards customer loyalty program in early 2001, which was supported by in-store promotion and advertising. The increase in cash provided by operating activities was also due to the Company’s continued focus on managing inventory levels. Throughout 2002, inventory levels and accounts payable balances were maintained at lower levels than previous years, benefiting cash flows. Other positive adjustments to operating cash flow relate to the increase in general accruals and liabilities booked in the normal course of operations including accrued taxes, pension and other retirement plan liabilities and general accruals. Partially offsetting these positive trends was a decrease of $6.2 million in net income.

      Cash used in investing activities was $88.6 million in 2003 compared to $99.1 million in 2002, consisting entirely of investments in property, plant and equipment. In 2003, approximately $77.7 million was used for leasehold improvements, furniture, fixtures and other related expenditures for opening new stores and expanding, renovating and relocating existing stores. In 2002, approximately $77.9 million was used for leasehold improvements, furniture, fixtures and other related expenditures for opening new stores and expanding, renovating and relocating existing stores.

      Capital expenditures for 2004 are currently expected to be approximately $89.0 million. The Company currently plans to open 75 new stores in 2004. Approximately $72.0 million is expected to be used for opening new stores and expanding, renovating and relocating existing stores. Approximately $10.0 million is expected to be used to enhance the Company’s computer information systems and approximately $3.0 million is expected to be used for renovating corporate facilities. This includes the relocation of the Knoxville Telemarketing Center, which opened in February 2004. The remaining amount will be used for other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2004 and the number, type and timing of stores being opened, expanded, renovated and relocated.

      Cash used in financing activities totaled $63.3 million in 2003. During 2003, the Company paid cash dividends of $0.39 per share and repurchased 1,748,018 shares of the Company’s common stock under its repurchase program at an average price per share of $28.60. This completed the $50.0 million repurchase program voted by the Board of Directors in October 2002. In total, the Company purchased $51.3 million in treasury stock during 2003 compared to $101.5 million in 2002. The payment of cash dividends and the purchase of treasury stock in 2003 were funded through operating cash flows and available cash balances.

      On March 8, 2004, the Company announced that its Board of Directors approved an additional stock repurchase program, which allows the Company to purchase an additional $50.0 million in stock from time to time over the next two years.

      Cash used in financing activities totaled $116.5 million in 2002. During 2002, the Company paid cash dividends of $0.35 per share and repurchased 3,165,697 shares of the Company’s common stock under its repurchase program at an average price per share of $31.59. This completed two $50.0 million repurchase programs that were approved in October 2001 and July 2002. On October 31, 2002, the Board of Directors approved a further stock repurchase program which allowed the Company to purchase an additional $50.0 million in stock, which was completed in 2003. The payment of cash dividends and the purchase of treasury stock in 2002 were funded through operating cash flows and available cash balances.

      In 2003 and 2002, cash from operating activities and funds available to the Company under its credit facilities were sufficient to meet cash requirements for capital expenditures, the payment of dividends and the purchase of treasury stock. The Company’s usage of the line-of-credit facility peaked at $50.0 million and $60.0 million in 2003 and 2002, respectively. The Company’s primary on-going cash requirements will be to fund new stores and the expansions, renovations and relocations of existing stores, expansion of the Company’s corporate facility, to finance working capital build-ups during peak selling seasons, to pay cash dividends that may be declared from time to time and to repurchase the Company’s common stock.

      For the current fiscal year and next fiscal year, the Company believes its cash flows from operating activities and funds available to it under credit facilities will be sufficient to meet its planned capital expenditures and working capital requirements, including its debt service payments.

Critical Accounting Policies

      The preparation of the Company’s financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to inventories, product returns, customer programs and incentives, retirement plans, allowance for doubtful accounts and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates if actual events or experience were different from their assumptions.

      The Company believes the following critical accounting policies require its most significant judgments and estimates used in the preparation of its consolidated financial statements. However, there is no assurance that such judgments and estimates will reflect actual results or that such estimates or their underlying assumptions may not need to change materially in the future to reflect actual experience.

      Inventory Markdown Reserve. Merchandise inventory is a significant portion of the Company’s balance sheet, representing approximately 18% of total assets at January 31, 2004. Talbots manages its inventory levels by holding four major sale events a year in its stores and catalog, consisting of two mid-season sales and two end-of-season clearance sales. No other major promotional sale events are typically held. These events serve to liquidate remaining inventory at the end of each selling season after which remaining goods are transferred to the Company’s 24 Outlet stores. At the end of each reporting period reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining markdown inventory.

      The key factors influencing the reserve calculation are the overall level of markdown inventory at the end of the reporting period and the expectation of future markdowns on this same merchandise based on historical markdown percentages. These percentages are reviewed regularly by comparing actual markdowns taken against previous estimates. These results are then factored into future estimates.

      If market conditions were to decline or customer acceptance of product is not favorable, Talbots might be required to mark down inventory at a greater rate than estimated, possibly resulting in an incremental charge to earnings. Management believes that at January 31, 2004 and February 1, 2003, the markdown reserve was reasonable based on current markdown inventory levels, historical markdown trends and reasonable sales and markdown forecasts.

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

      The sales return reserve calculation consists of two separate components. The “stores” component is based on an analysis that tracks daily sales over the preceding six months and actual returns processed against those sales. A six month rolling average return rate is applied against the actual sales and the difference between the estimated returns and actual returns is booked as a reserve. The model also applies a component to reduce the reserve for returns that result in merchandise exchanges. These types of returns are tracked by the store systems and the estimate is applied against the return reserve. The “catalog” component is based on a similar process except that sales are tracked by catalog and return rates are based on forecasted estimates for the entire life of the catalog and are based on current and historical return experience. Periodically both components of the calculation are validated by comparing the assumptions used to the actual returns processed.

      Management believes that at January 31, 2004 and February 1, 2003, the reserve was sufficient based on current sales return trends and reasonable return forecasts. The Company records store generated revenue at the point-of-sale and catalog and online revenue based on estimated receipt by the customer.

      Customer Loyalty Program. Talbots maintains a customer loyalty program in which customers receive “appreciation awards” based on reaching a specified purchase level on their Talbots charge accounts. Customers may redeem their appreciation awards toward future merchandise purchases on the Talbots charge card. Appreciation awards, by their terms, expire one year from the date of issuance. Typically, the customer receives one point for each $1 of purchase. Each time a customer reaches 500 points within the program year the customer is issued a $25 appreciation award. In fiscal 2003 and 2002 the Company ran two promotional events each year where the customer was credited 2 points for each $1 purchased.

      Appreciation award expense is calculated as a percent of Talbots charge sales and is based on expected redemption rates and is charged to selling, general and administrative expense. On-going analysis of issuances and redemptions is performed to identify trends in the redemption rate. A secondary analysis is performed that analyzes the accrual account balance and factors in the outstanding unredeemed awards, actual redemptions and the level of award points earned. Adjustments are made to the accrual based on trends and changes in the program. Several key statistics are monitored regularly, including expense as a percent of sales, redemptions as a percentage of sales and cumulative redemptions. Trends in these statistics are then factored into both the initial expense and the analysis of the liability account.

      Actual award grants and redemptions may vary from estimates based on actual customer responsiveness to the program and could result in additional expense. Management believes that at January 31, 2004 and February 1, 2003, its current accrual was sufficient based on recent purchase levels and expected redemption levels.

      Retirement Plans. The Company sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all full-time employees; a non-qualified supplemental executive retirement plan (“SERP”) for certain key executives impacted by Internal Revenue Code limits; and provides certain medical benefits for most retired employees under a postretirement medical plan. In calculating its retirement plan obligations and related expense, the Company makes various assumptions and estimates. The annual determination of expense involves calculating the estimated total benefit ultimately payable to plan participants and allocates this cost to the periods in which services are expected to be rendered. The plans are valued annually as of December 31st.

      Significant assumptions related to the calculation of the Company’s obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by certain plan participants and the assumed healthcare trend rates on the postretirement medical plan. These assumptions are reviewed annually based upon currently available information.

      The assumed discount rate utilized is based in part on an analysis of corporate bonds with maturities matched to the plans’ anticipated cash flows. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and net expense. At December 31, 2003 and 2002, the discount rate used was 6.25% and 6.75%, respectively. To the extent the discount rate increases or decreases, the Company’s obligations are decreased or increased, accordingly.

      The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. The expected average long-term rate of return on assets is based principally on an analysis using Ibbotson Associates historical investment returns data for the two major classes of investments in which the Company invests (debt and equity securities). This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over approximately 5 years. During 2003 and 2002, the Company utilized 9.0% as the expected long-term rate of return on plan assets.

      The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is based on historical and expected compensation increases. The Company utilized a rate of 4.0% for the period beginning December 31, 2003 and 4.5% for the period beginning December 31, 2002. This rate is utilized principally in calculating the retirement obligation and annual expense.

      The assumed health care expense trend rates have a significant effect on the amounts reported for the postretirement medical plan. The healthcare cost escalation rate is used to determine the postretirement obligation and annual expense. At December 31, 2003 and 2002, the Company used 12.0% and 9.0% as initial cost escalation rates that gradually trends down to 5.0%. To the extent that these rates increase or decrease, the Company’s obligation and associated expense are decreased or increased, accordingly.

      At December 31, 2003 and 2002, the Company believes that the assumptions used in the calculation of its retirement plans and postretirement medical plan liabilities were reasonable based on current market conditions.

      Allowance for Doubtful Accounts. Customer accounts receivable consist entirely of outstanding receivables from the Company’s customers for purchases made using the Company’s proprietary credit card. Talbots maintains an allowance for doubtful accounts providing for estimated charge-offs resulting from the inability of Talbots charge customers to make required payments. Delinquent accounts are generally charged-off automatically after a period of delinquency. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Increases in the allowance are charged to selling, general and administrative expense. The likelihood of collectibility of accounts receivable is evaluated based on a combination of factors including the level of accounts receivable balances, overall credit quality of the portfolio, historic charge-off levels and projected future charge-off levels.

      An analytical review of accounts receivable is performed each reporting period, which categorizes delinquent accounts based on the number of days overdue. Bad debt estimates, by category, are then calculated based on historical collection rates. For accounts that are not delinquent, a bad debt rate is imputed based on historical delinquency and collection rates. In addition, bad debts resulting from factors other than delinquency, such as bankruptcy or fraud, are also factored into the calculation based on historical experience. Existing accounts are reviewed twice a year using standard industry credit score models by an independent credit scoring agency. An adjustment to the reserve is calculated based on movement in the portfolio’s credit scores and current aging trends.

      If the creditworthiness of Talbots customers deteriorates, resulting in an impairment of their ability to make payments, additions to this reserve might be required. Management believes that at January 31, 2004 and February 1, 2003, the allowance for doubtful accounts balance was reasonable in light of portfolio balance, portfolio quality, historical charge-offs and reasonable charge-off forecasts.

      Income Taxes. The Company is routinely under audit by various domestic and foreign tax jurisdictions. In response to this, management records accruals for estimates of audit adjustments by the taxing authorities. The eventual resolution of these audits might include increases or decreases in liabilities. Management believes that at January 31, 2004, the accruals for income taxes are reasonable based on current audit activity.

Contractual Commitments

      Below is a summary of the Company’s on-going significant contractual commitments (in thousands) as of January 31, 2004:

		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$100,000	$—	$100,000	$—	$—
Letter-of-credit agreements	102,757	102,757	—	—	—
Operating Leases:
Real estate	958,249	119,451	238,605	208,366	391,827
Equipment	11,777	5,293	6,367	117	—
Merchandise purchases	453,082	453,082	—	—	—
Construction contracts	12,132	12,132	—	—	—
Other contractual commitments	33,660	12,886	14,559	6,215	—
Long-term obligations:
Non qualified retirement plans	25,579	637	3,556	6,400	14,986

Total Commitments	$1,697,236	$706,238	$363,087	$221,098	$406,813

      Long-Term Debt and Letters of Credit. The Company has a revolving credit facility with four banks totaling $100.0 million (the “Facility”). As shown in the table above, at January 31, 2004, the Company’s outstanding borrowings under the Facility were $100.0 million. Borrowings under the Facility are due at various dates between April 2005 and January 2006, subject to annual extensions. Additionally, the Company has two letter-of-credit agreements used primarily for the purchase of merchandise inventories totaling $200.0 million. As noted in the table above, $102.8 million was outstanding at January 31, 2004.

      Operating Leases. The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2020. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that the Company pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Included in the schedule above are 43 executed leases related to future new stores not yet opened at January 31, 2004. Additionally, included in table above are leases for both store equipment and other corporate equipment with lease terms between three and five years.

      Merchandise Purchases. The Company generally makes merchandise purchase commitments up to six to twelve months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The table above includes all merchandise commitments outstanding as of January 31, 2004.

      Construction Contracts. The Company enters into contracts to facilitate the construction and renovations to its stores. The table above summarizes commitments as of January 31, 2004. These include contracts with developers for construction and with suppliers for materials and fixtures. Total capital expenditures for fiscal 2004 are currently expected to be approximately $89.0 million, of which $72.0 million is allocated for store construction and renovation.

      Other Contractual Commitments. The Company routinely enters into contracts with vendors for products and services in the normal course of operation. These include contracts for maintenance on equipment, software licenses, services contracts and advertising contracts. These contracts vary in their terms but generally carry 30 day to three year terms.

      Long-Term Obligations. The Company sponsors non-qualified retirement benefit plans for certain employees. This includes a supplemental executive retirement plan (“SERP”) and a supplemental 401(k) plan for certain executives impacted by Internal Revenue Code limits on benefits and compensation. Additionally, the Company sponsors a deferred compensation plan that allows members of the Company’s management group to defer a portion of their salary. The Company also provides a post retirement medical plan, which is available to all employees. Included in this table are estimates of annual cash payments under these non-qualified retirement plans.

      The Company’s pension plan obligations are excluded from the contractual obligation table above because the Company has no current requirement under the Employee Retirement Security Act (“ERISA”) to contribute to the Plan as the Company has prepaid its liability for the 2003 and 2004 Plan years. The Company intends to make a voluntary contribution during fiscal 2004. The Company believes that the assumptions used in the calculation of its pension plan obligations, as of January 31, 2004, are reasonable based on current market conditions.

Inflation and Changing Prices

      The Company believes changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect the Company in the future.

Exchange Rates

      Most foreign purchase orders are denominated in U.S. dollars. However, the Company operates 24 stores in Canada and six stores in the United Kingdom. Each operation generates sales and incurs expenses in its local currency, however, each currency is generally stable and these operations represent only a small portion of total Company operations. Accordingly, the Company has not experienced any significant impact from changes in exchange rates.

New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and its revision FIN 46-R issued in December 2003. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIE’s or potential VIE’s referred to as special purpose entities for periods ending after December 15, 2003, of which the Company had none.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

      At January 31, 2004 and February 1, 2003, the Company had $100.0 million of variable rate borrowings outstanding under its revolving credit facilities, which approximate fair market value. At January 31, 2004 and February 1, 2003, the impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or cash flow.

      The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 24 stores in Canada and six stores in the United Kingdom as of the fiscal year end 2003. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 8.	Financial Statements and Supplementary Data.

      The report of independent auditors, the consolidated financial statements of Talbots and the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8, are set forth on pages F-3 to F-28 of this report. Specific financial statements and supplementary data can be found and the pages listed in the following index:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures.

      The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

      The Company’s principal executive officer and principal financial officer have concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Information concerning Talbots directors under the caption “Election of Directors” and information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance” in Talbots Proxy Statement for Talbots 2004 Annual Meeting of Shareholders, information concerning Talbots executive officers set forth in Part I, Item 1 above under the caption “Executive Officers of the Company,” and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Talbots Proxy Statement for Talbots 2004 Annual Meeting of Shareholders, are incorporated herein by reference.

      The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the Company’s chief executive officer, senior financial officers and all other Company employees, officers and Board members. The Code of Ethics is available on the Company’s website, www.talbots.com, under “Investor Relations,” and is available in print to any shareholder who requests it. Any substantive amendment to the Code of Ethics and any waiver in favor of a Board member or an executive officer will be publicly disclosed on the Company’s website, www.talbots.com, under “Investor Relations.”

Item 11.	Executive Compensation.

      The information set forth under the caption “Executive Compensation,” the information concerning director compensation under the caption “Director Compensation,” and the information under the caption “Executive Compensation-Compensation Committee Interlocks and Insider Participation” in Talbots Proxy Statement for Talbots 2004 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Report on Compensation of Executive Officers” and “Executive Compensation-Performance Graph” is not incorporated by reference in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information set forth under the captions “Beneficial Ownership of Common Stock” in Talbots Proxy Statement for Talbots 2004 Annual Meeting of Shareholders is incorporated herein by reference.

      The following table sets forth certain information about the Company’s 2003 and 1993 Executive Stock Based Incentive Plans and the Restated Directors Stock plan as of January 31, 2004. These plans are the Company’s only equity compensation plans and were all previously approved by the Company’s shareholders.

	(a)	(b)	(c)

Number of Securities
	Number of		Remaining Available
	Securities to be	Weighted-Average	for Further Issuance
	Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column (a))

Equity compensation plans approved by security holders	7,111,071	$25.97	6,575,715
Equity compensation plans not approved by security holders	—	—	—

Total	7,111,071	$25.97	6,575,715

Item 13.     Certain Relationships and Related Transactions.

      The information set forth under the caption “Executive Compensation -Certain Transactions with Related Parties” in Talbots Proxy Statement for Talbots 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent auditors are set forth under the heading “Ratification of Appointment of Independent Auditors “ in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1) Financial Statements: The following Independent Auditors’ Report and Consolidated Financial Statements of Talbots are included in this Report:

Consolidated Statements of Earnings for the 52 Weeks Ended January 31, 2004, February 1, 2003 and February 2, 2002

Consolidated Balance Sheets at January 31, 2004 and February 1, 2003

Consolidated Statements of Cash Flows for the 52 Weeks Ended January 31, 2004, February 1, 2003 and February 2, 2002

Consolidated Statements of Stockholders’ Equity for the 52 Weeks Ended January 31, 2004, February 1, 2003 and February 2, 2002

Notes to Consolidated Financial Statements

Independent Auditors’ Report

      (a)(2) Financial Statement Schedules:

      All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

      (a)(3) Exhibits:

      The following exhibits are filed herewith or incorporated by reference:

(3) Articles of Incorporation and By-laws.

3.1	Certificate of Incorporation, as amended, of Talbots.(1)(11)(13)
3.2	By-laws of Talbots.(1)

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Form of Common Stock Certificate of Talbots.(1)

(10) Material Contracts.

10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON U.S.A., Inc.(2)
10.2	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi Trust Company, as amended.(2)(4)(7)(18)
10.3	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2)(6)(7)(16)
10.4	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Sumitomo Mitsui Banking Corporation (formerly The Sakura Bank, Limited), as amended.(2)(6)(10)(14)(18)
10.5	Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998, as amended.(6)(16)

10.6	Letter Agreement, dated as of March 1, 2004, concerning credit facilities, between Talbots and Fleet National Bank.(19)
10.7	Letter Agreement, dated August 11, 1998, concerning credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(17)
10.8	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)
10.9	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)
10.10	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON U.S.A.(2)
10.11	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)
10.12	Tax Allocation Agreement, dated as of November 18, 1993, between AEON U.S.A., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)
10.13	The Talbots, Inc. Pension Plan for Salaried Employees, as amended and restated January 1, 1989, including amendments through January 1, 1994.(3)*
10.14	The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated, effective as of November 1, 1993.(2)(3)(10)*
10.15	Services Agreement, dated as of October 29, 1989, between Talbots and AEON U.S.A.(3)
10.16	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(5)
10.17	The Talbots, Inc. Supplemental Retirement Plan, as amended.(1)(2)(12)*
10.18	The Talbots, Inc. Supplemental Savings Plan, as amended.(1)(2)(12)*
10.19	The Talbots, Inc. Deferred Compensation Plan, as amended.(1)(2)(12)*
10.20	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(13)*
10.21	Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1, dated May 11, 1994.(2)(3)*
10.22	Change in Control Agreements between Talbots and certain officers of Talbots.(2)(3)*
10.23	Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and Talbots dated as of November 1, 1999.(8)
10.24	The Talbots, Inc. Restated Directors Stock Plan dated May 25, 2000.(11)*
10.25	Revolving Loan Credit Agreement, dated April 17, 2003, between Mizuho Corporate Bank, Ltd. and Talbots.(16)
10.26	Employment Agreement, dated January 30, 2003, between Harold B. Bosworth and Talbots.(16)
10.27	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan.(15)
10.28	Revolving Loan Credit Agreement, dated January 28, 2004, between Talbots and Mizuho Corporate Bank, Ltd.(18)
10.29	Amended Share Repurchase Program, dated as of March 31, 2004, between Talbots and AEON (U.S.A.), Inc.(19)

*	Management contract and compensatory plan or arrangement.

(11) Statement re: Computation of Per Share Earnings.

11.1	Incorporated by reference to Note 15, ‘Net Income Per Share,‘ of Talbots consolidated financial statements for the fiscal year ended January 31, 2004, included in this Report.

(21) Subsidiaries.

21.1	Incorporated by reference to Note 2, ‘Summary of Significant Accounting Policies – Principals of Consolidation,‘ of Talbots consolidated financial statements for the fiscal year ended January 31, 2004, included in this report.

(23) Consents of Experts and Counsel.

23.1	Independent Auditors’ Consent of Deloitte & Touche LLP.

1	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

2	Incorporated by reference to the exhibits filed with Current Report on Form 8-K (File No. 001-12552) dated April 26, 1994.

3	Incorporated by reference to the exhibits filed with Current Report on Form 8-K (File No. 001-12552) dated April 27, 1995.

4	Incorporated by reference to the exhibits filed with Current Report on Form 8-K (File No. 001-12552) dated December 23, 1995.

5	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997.

6	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1998.

7	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999.

8	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999.

9	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999.

10	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000.

11	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 12, 2000.

12	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2001.

13	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001.

14	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 13, 2003.

15	Incorporated by reference to the exhibits filed with Talbots 2003 Proxy Statement dated April 22, 2003.

16	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2003.

17	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 19, 2003.

18	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 24, 2004.

19	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 1, 2004.

(b) Reports on Form 8-K:

1. The Company furnished a Current Report on Form 8-K on November 6, 2003, relating to its sales results for October 2003. *

2. The Company furnished a Current Report on Form 8-K on November 19, 2003, relating to its financial results for the third quarter of 2003. *

3. The Company filed a Current Report on Form 8-K on December 19, 2003, relating to a renewal of its Letter of Credit Facility with The Hongkong and Shanghai Banking Corporation Limited dated October 9, 2003.

4. The Company furnished a Current Report on Form 8-K on January 8, 2004, relating to its sales results for December 2003.*

5. The Company furnished a Current Report on Form 8-K on February 5, 2004, relating to its sales results for January 2004.*

6. The Company filed a Current Report on Form 8-K on February 24, 2004, relating to an extension of its Revolving Credit Agreement with the Bank of Tokyo-Mitsubishi Trust Company, an amendment to its Revolving Credit Agreement with Sumitomo Mitsui Banking Corporation and its entering into a Revolving Loan Credit Agreement with Mizuho Corporate Bank, Ltd.

7. The Company furnished a Current Report on Form 8-K on March 10, 2004, relating to its financial results for the fourth quarter and full fiscal year of 2003.*

8. The Company filed a Current Report on Form 8-K on April 1, 2004, relating to the renewal of a Letter Agreement with Fleet National Bank and an Amended Share Repurchase Program Agreement with Aeon U.S.A.

*	Information “furnished” with a Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2004

THE TALBOTS, INC.

By:	/s/ EDWARD L. LARSEN

Edward L. Larsen
Senior Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 14, 2004.

/s/ ARNOLD B. ZETCHER ----------------------------------------------------- Arnold B. Zetcher Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	----------------------------------------------------- Gary M. Pfeiffer Director

----------------------------------------------------- John W. Gleeson Director	/s/ SUSAN M. SWAIN ----------------------------------------------------- Susan M. Swain Director

/s/ ELIZABETH T. KENNAN ----------------------------------------------------- Elizabeth T. Kennan Director	----------------------------------------------------- Toshiji Tokiwa Director

/s/ YOICHI KIMURA ----------------------------------------------------- Yoichi Kimura Director	/s/ ISAO TSURUTA ----------------------------------------------------- Isao Tsuruta Director

----------------------------------------------------- Motoya Okada Director

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

      We have established a system of internal accounting controls that provides reasonable assurance that, in all material respects, assets are adequately safeguarded and accounted for in accordance with management’s authorization and transactions are properly and accurately recorded. Our internal controls provide for appropriate separation of duties and responsibilities, and there are documented policies regarding the use of Company assets and proper financial reporting. The Company’s control system is enhanced by a formal Code of Business Conduct and Ethics that establishes standards for professional conduct and integrity for all Talbots employees. These policies demand high ethical conduct from all employees. We also maintain an internal audit program that independently evaluates and reports to management and the Audit Committee on the adequacy and effectiveness of our internal controls.

      The Audit Committee of the Board of Directors, consisting entirely of outside, independent Directors, meets periodically to assess that our management, internal auditors and independent auditors are properly fulfilling their duties regarding internal controls and financial reporting. Our independent auditors, internal auditors and financial managers have full and free access to the Audit Committee at any time. Deloitte & Touche LLP, independent auditors, are retained to perform audits of our consolidated financial statements.

      It is management’s opinion that the Company’s policies and procedures and the system of internal controls currently in place provide reasonable assurance that operations are managed in a reasonable and professional manner and with the highest standard of business conduct.

Arnold B. Zetcher Chairman of the Board of Directors, President and Chief Executive Officer	Edward L. Larsen Senior Vice President, Finance, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of The Talbots, Inc.:

      We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and its subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and its subsidiaries as of January 31, 2004 and February 1, 2003 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, on February 3, 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to the provisions of Statement of Accounting Standards No. 142.

April 14, 2004
Boston, Massachusetts

THE TALBOTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Dollar amounts in thousands except per share data

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Net Sales	$1,624,339	$1,595,325	$1,612,513
Costs and Expenses
Cost of sales, buying and occupancy	1,001,684	963,501	967,163
Selling, general and administrative	453,067	435,757	435,334

Operating Income	169,588	196,067	210,016
Interest
Interest expense	2,402	3,262	6,102
Interest income	307	409	927

Interest Expense — net	2,095	2,853	5,175

Income Before Taxes	167,493	193,214	204,841
Income Taxes	62,810	72,455	77,840

Net Income	$104,683	$120,759	$127,001

Net Income Per Share
Basic	$1.85	$2.06	$2.07

Assuming Dilution	$1.81	$2.01	$2.00

Weighted Average Number of Shares of Common Stock Outstanding (in thousands)
Basic	56,531	58,724	61,459

Assuming Dilution	57,901	60,191	63,439

See notes to consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except share data

	January 31,	February 1,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$85,655	$25,566
Customer accounts receivable — net	182,686	181,189
Merchandise inventories	170,447	175,289
Deferred catalog costs	4,449	5,877
Due from affiliates	10,046	8,793
Deferred income taxes	13,664	10,255
Prepaid and other current assets	29,207	28,929

Total current assets	496,154	435,898
Property and Equipment — net	337,417	315,227
Goodwill — net	35,513	35,513
Trademarks — net	75,884	75,884
Other Assets	13,424	9,403

Total Assets	$958,392	$871,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,058	$48,365
Accrued income taxes	15,043	11,590
Accrued liabilities	101,041	87,986

Total current liabilities	166,142	147,941
Long-term debt	100,000	100,000
Deferred rent under lease commitments	23,897	20,688
Deferred income taxes	10,540	2,921
Other liabilities	41,687	32,699
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 76,245,075 shares and 75,270,013 shares issued, respectively, and 56,675,506 shares and 57,505,802 shares outstanding, respectively	762	753
Additional paid-in capital	411,874	389,402
Retained earnings	655,288	572,741
Accumulated other comprehensive loss	(14,601)	(15,437)
Restricted stock awards	(6,154)	(78)
Treasury stock, at cost: 19,569,569 shares and 17,764,211 shares, respectively	(431,043)	(379,705)

Total stockholders’ equity	616,126	567,676

Total Liabilities and Stockholders’ Equity	$958,392	$871,925

See notes to consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,683	$120,759	$127,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,893	59,113	53,461
Deferred rent	3,170	1,136	(218)
Amortization of restricted stock awards and other stock transactions	1,616	634	634
Loss on disposal of property and equipment	1,615	3,021	3,795
Tax benefit from options exercised	4,658	4,870	5,498
Deferred income taxes	5,519	11,901	4,170
Changes in other assets	(4,021)	(469)	(2,691)
Change in other liabilities	6,086	728	21
Changes in current assets and liabilities:
Customer accounts receivable	(1,373)	(8,938)	(36,703)
Merchandise inventories	5,403	8,913	49,837
Deferred catalog costs	1,428	2,464	895
Due from affiliates	(1,253)	825	(740)
Prepaid and other current assets	95	(712)	(1,072)
Accounts payable	1,654	(569)	(33,330)
Income taxes payable	3,458	10,569	1,019
Accrued liabilities	12,730	8,138	(12,270)

Net cash provided by operating activities	211,361	222,383	159,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(89,505)	(99,155)	(97,445)
Proceeds from disposal of property and equipment	900	6	895

Net cash used in investing activities	(88,605)	(99,149)	(96,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	10,132	5,567	7,143
Cash dividends	(22,136)	(20,612)	(19,207)
Purchase of treasury stock	(51,338)	(101,488)	(102,113)

Net cash used in financing activities	(63,342)	(116,533)	(114,177)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	675	559	(260)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,089	7,260	(51,680)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,566	18,306	69,986

CASH AND CASH EQUIVALENTS, END OF YEAR	$85,655	$25,566	$18,306

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollar amounts in thousands except share data

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Restricted			Total
			Paid-in	Retained	Income	Stock	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Awards	Stock	Income	Equity

Balance at February 3, 2001	74,396,884	$744	$366,290	$364,800	$(3,658)	$(1,372)	$(176,033)		$550,771
Cash dividends paid	—	—	—	(19,207)	—	—	—		(19,207)
Amortization of restricted stock awards	—	—	—	—	—	604	—		604
Stock options exercised, including tax benefit	538,144	5	12,635	—	—	—	—		12,640
Purchase of 3,255,772 shares of common stock	—	—	—	—	—	—	(102,113)		(102,113)
Other equity transactions	828	—	30	—	—	71	(71)		30
Comprehensive income:
Net income	—	—	—	127,001	—	—	—	$127,001	127,001
Translation adjustment	—	—	—	—	(1,850)	—	—	(1,850)	(1,850)

Comprehensive income	—	—	—	—	—	—	—	125,151	—

Balance at February 2, 2002	74,935,856	749	378,955	472,594	(5,508)	(697)	(278,217)		567,876
Cash dividends paid	—	—	—	(20,612)	—	—	—		(20,612)
Amortization of restricted stock awards	—	—	—	—	—	619	—		619
Stock options exercised, including tax benefit	333,743	4	10,432	—	—	—	—		10,436
Purchase of 3,210,761 shares of common stock	—	—	—	—	—	—	(101,488)		(101,488)
Other equity transactions	414	—	15	—	—	—	—		15
Comprehensive income:
Net income	—	—	—	120,759	—	—	—	120,759	120,759
Translation adjustment	—	—	—	—	1,347	—	—	1,347	1,347
Change in minimum pension liability, net of tax	—	—	—	—	(11,276)	—	—	(11,276)	(11,276)

Comprehensive income	—	—	—	—	—	—	—	110,830

Balance at February 1, 2003	75,270,013	753	389,402	572,741	(15,437)	(78)	(379,705)		567,676
Cash dividends paid	—	—	—	(22,136)	—	—	—		(22,136)
Common stock issued as restricted stock award	307,125	3	7,677	—	—	(7,677)	—		3
Amortization of restricted stock awards	—	—	—	—	—	1,601	—		1,601
Stock options exercised, including tax benefit	667,523	6	14,783	—	—	—	—		14,789
Purchase of 1,805,358 shares of common stock	—	—	—	—	—	—	(51,338)		(51,338)
Other equity transactions	414	—	12	—	—	—	—		12
Comprehensive income:
Net income	—	—	—	104,683	—	—	—	104,683	104,683
Translation adjustment	—	—	—	—	2,577	—	—	2,577	2,577
Change in minimum pension liability, net of tax	—	—	—	—	(1,741)	—	—	(1,741)	(1,741)

Comprehensive income	—	—	—	—	—	—	—	$105,519

Balance at January 31, 2004	76,245,075	$762	$411,874	$655,288	$(14,601)	$(6,154)	$(431,043)		$616,126

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except share data

1.     Description of Business

      The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Talbots” or the “Company”), is a leading national specialty retailer and cataloger of women’s, children’s and men’s classic apparel, accessories and shoes. The Company’s products are sold through its 977 retail stores, its 26 catalogs and online through its website, www.talbots.com. AEON (U.S.A.), Inc. (“AEON U.S.A.”), is the Company’s majority shareholder, owning approximately 57.7% of the Company’s outstanding common stock at January 31, 2004.

      The years ended January 31, 2004, February 1, 2003 and February 2, 2002 were fifty-two week reporting periods. The Company conforms to the National Retail Federation’s fiscal calendar.

2.     Summary of Significant Accounting Policies

      Use of Estimates — The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates within the consolidated financial statements include inventory markdown reserve, sales return reserve, accruals for customer loyalty program, retirement plan obligations, allowance for doubtful accounts and income tax accruals.

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Talbots Classics National Bank (a Rhode Island chartered national bank), Talbots Classics Finance Company, Inc. (a Delaware corporation), Talbots Canada Corporation (a Nova Scotia, Canada corporation), Talbots Canada, Inc. (a Delaware corporation), Talbots (U.K.) Retailing Ltd. (a Delaware corporation), Talbots International Retailing Limited, Inc. (a Delaware corporation) and The Classics Chicago, Inc. (a Delaware corporation). All material intercompany accounts and transactions have been eliminated in consolidation.

      Cash and Cash Equivalents — The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents.

      Customer Accounts Receivable — Customer accounts receivable are amounts due from customers on the Company’s proprietary credit card, net of an allowance for doubtful accounts. The Talbots charge card program is administered through Talbots Classics National Bank and Talbots Classics Finance Company, Inc., both wholly owned subsidiaries. Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit. On-going credit evaluation of each cardholder’s financial position is performed and collateral is not required as a condition of credit. The allowance for doubtful accounts is maintained for estimated losses from the inability of customers to make required payments and is based on a percentage of outstanding balances, historical charge-offs and charge-off forecasts. The collectibility of accounts receivable is evaluated based on a combination of factors. Delinquent accounts are generally written off automatically after a period of delinquency. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make collectibility unlikely.

      Customer Loyalty Program — The Company maintains a customer loyalty program in which customers receive “appreciation awards” based on reaching a certain purchase level on their Talbots credit card. Appreciation awards may be applied to future Talbots charge card merchandise purchases and expire one year after issuance. Expense associated with the accrued award is recognized at the time of the initial customer purchase and is charged to selling, general and administrative expenses based on purchase levels, actual awards issued and historical redemption rates.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      Advertising — Advertising costs, which include media, production and catalogs, totaled $62,138, $62,286 and $70,807 for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Media and production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally one to five months.

      Preopening Expenses — Costs associated with the opening of new stores are expensed as incurred.

      Merchandise Inventories — Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis. Reductions in gross margin and inventory are recorded for adjustments to inventory balances based on estimated markdowns, using current information related to inventory levels and historical markdown trends and forecasted markdown levels.

      Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are provided over the following estimated useful lives using the straight-line method:

Description	Years

Buildings	15–50
Fixtures and equipment	3–10
Software	3–7
Leasehold improvements	5–15 or term of lease, if shorter
Leasehold interests	4–20

      Leasehold interests were established in 1988 in connection with the acquisition of the Company and represent the present value of the excess of market rental rates over actual rents payable over the remaining lives of the related leases.

      Expenditures for new properties and improvements to existing facilities are capitalized, while the cost of maintenance is charged to expense. The cost of property retired or otherwise disposed of and the accumulated depreciation is eliminated from the related accounts, and the resulting gain or loss is reflected in earnings.

      Deferred Rent Obligations — Rent expense under non-cancelable operating leases with scheduled rent increases and landlord incentives are accounted for on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability.

      Goodwill — Goodwill through fiscal 2001 was being amortized over 40 years under the straight-line method and reviewed for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and ceased amortizing goodwill.

      Trademarks — In November 1993, the Company purchased certain trademarks, including the Talbots trade name, from JUSCO (Europe) B.V. In 2001, JUSCO (Europe) B.V., which retained rights to certain trademarks in specified Asian territories, was dissolved and its Asian trademark rights were transferred to AEON Co., Ltd. The Company’s trademarks are registered with the U.S. Patent and Trademark Office and may be renewed indefinitely. Through 2001, the trademarks were being amortized over 40 years and reviewed for impairment under the provisions of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets to be Disposed of.” On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and ceased amortizing trademarks.

      Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of current assets and current

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

liabilities approximates their fair market values; long-term debt, which has variable interest rate terms, approximates its fair market value.

      Finance Charge Income — Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense.

      Stock-Based Compensation — The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company used the fair value method to record compensation, as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reported as follows:

	Fiscal Year Ended

	January 31,	February 2,	February 1,
	2004	2002	2003

Reported net income	$104,683	$120,759	$127,001
Add: stock-based compensation expense included in reported net income, net of related tax effects	880	345	378
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(13,707)	(19,004)	(15,439)

Proforma net income	$91,856	$102,100	$111,940

Earnings per share:
Basic-as reported	$1.85	$2.06	$2.07

Basic-pro forma	$1.62	$1.74	$1.82

Diluted-as reported	$1.81	$2.01	$2.00

Diluted-pro forma	$1.59	$1.70	$1.76

      The fair value of options on their grant date is measured using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during 2003, 2002 and 2001 were $11.59, $19.69 and $28.97 per option, respectively. Key assumptions used to apply this pricing model are as follows:

	January 31,	February 1,	February 2,
	2004	2003	2002

Weighted average risk free interest rate	4.0%	5.2%	5.0%
Weighted average expected life of option grants	6.15 years	6.25 years	6.25 years
Weighted average expected volatility of underlying stock	50.0%	58.0%	67.5%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	1.5%	1.0%	0.7%

      Grantor Trust – The Company maintains an irrevocable grantor’s trust (“Rabbi Trust”) to hold assets that fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan. The assets held in the Rabbi Trust consist of money market and insurance investments (in which the Company is the designated beneficiary) and are designated as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires securities to be recorded at fair value with any changes charged to current earnings. At January 31, 2004 and February 1, 2003, the market value was $13.4 million, and $9.4 million, respectively, and is included in Other Assets on the Consolidated Balance Sheet.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      Foreign Currency Translation — The functional currency of the Company’s foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using the exchange rates throughout the year. Adjustments resulting from such translation are included as a separate component of comprehensive income. Foreign currency transaction gains or losses, whether realized or unrealized, are recorded directly to earnings.

      Income Taxes — In accordance with SFAS No. 109, “Accounting for Income Taxes”, deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Such taxes are provided for at the anticipated tax rates that will be in place when such temporary differences are realized. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that the full deferred tax asset would not be realized. If it is subsequently determined that a deferred tax asset will more likely than not be realized, a credit to earnings is recorded to reduce the allowance.

      Basic and Diluted Net Income Per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of all dilutive potential common shares, including contingently returnable shares (as determined by the treasury stock method, which includes the tax benefit on assumed stock option exercises and assumed vesting of restricted stock).

      Comprehensive Income — The Company’s accumulated comprehensive income is comprised of reported net income plus the impact of changes in the cumulative foreign currency translation adjustment and the change in the minimum pension liability (net of tax). Accumulated comprehensive income is included in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. At January 31, 2004, the balance of accumulated comprehensive income included cumulative foreign currency translation gains of $1,583 and a cumulative minimum pension liability (net of tax) of $13,018. At February 1, 2003, the balance of accumulated comprehensive income included cumulative foreign currency translation loss of $4,161 and the cumulative minimum pension liability (net of tax) of $11,276.

      Revenue Recognition — The Company recognizes revenue at the point-of-sale or, in the case of catalog and online sales, upon estimated receipt by the customer. The Company provides for estimated returns based on return history and sales levels.

      Supplemental Cash Flow Information — Interest paid for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 was $2,498, $3,360 and $6,787, respectively. Income tax payments during the years ended January 31, 2004, February 1, 2003 and February 2, 2002 were $48,115, $45,566 and $68,626, respectively. At January 31, 2004, the Company recorded an additional minimum pension liability of $2,902, offset by a charge to equity of $1,741, net of tax. At February 1, 2003, the Company recorded an additional minimum pension liability of $18,617, offset by a charge to equity, net of tax, of $11,276. No charge was necessary at February 2, 2002.

      New Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), in January 2003, and its revision FIN 46-R in December 2003. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

applicable for financial statements of public entities that have interests in VIE’s or potential VIE’s referred to as special purpose entities for periods ending after December 15, 2003, of which the Company had none.

      Reclassifications — Certain reclassifications have been made to the February 1, 2003 and February 2, 2002 financial statements to conform with the January 31, 2004 presentation.

3.     Goodwill and Other Intangible Assets

      On February 3, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill and certain other intangible assets (including trademarks) with indefinite lives from an amortization method to an impairment-only approach. Upon adoption, the Company ceased amortization of goodwill and trademarks and the assets’ fair values were reviewed for impairment. The transition and annual impairment test noted no impairment of the recorded goodwill or trademarks. The balance of the Company’s goodwill and trademark assets at January 31, 2004 and February 1, 2003 were $35,513 and $75,884, respectively. Below is a reconciliation of previously reported net income and earnings per share to the amounts reported in the current year excluding the amortization of goodwill and trademarks:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Reported net income	$104,683	$120,759	$127,001
Add: goodwill and trademark amortization, net of tax	—	—	2,822

Adjusted net income	$104,683	$120,759	$129,823

Reported diluted earnings per share	$1.81	$2.01	$2.00
Add: goodwill and trademark amortization, net of tax per diluted share	—	—	.04

Adjusted diluted earnings per share	$1.81	$2.01	$2.04

4.     Equity Transactions

      During the years ended January 31, 2004, February 1, 2003 and February 2, 2002, the Company declared and paid dividends totaling $0.39 per share, $0.35 per share and $0.31 per share, respectively.

      In 2000, the Company’s Board of Directors authorized and effected a two-for-one stock split of its common stock. The stock split was effected by issuing one additional share of common stock for each outstanding share of common stock and each treasury share of common stock.

      In 1995, the Company adopted a stock repurchase plan authorizing the purchase of shares of its common stock. Subsequently, the Company’s Board of Directors approved extensions to the original plan. During 2003, the Company repurchased 1,748,018 shares of the Company’s common stock under its repurchase program at an average price per share of $28.60. This completed the $50.0 million repurchase program authorized by the Board of Directors in October 2002. During 2002, the Company repurchased 3,165,697 shares of the Company’s common stock under its repurchase program at an average price per share of $31.59. On March 8, 2004, the Company announced that its Board of Directors approved an additional stock repurchase program which allows the Company to purchase an additional $50.0 million in stock, from time to time over the next two years. At January 31, 2004 and February 1, 2003, the Company held 19,569,569 and 17,764,211 shares, respectively, as treasury shares. Treasury shares also include shares forfeited under the Company’s restricted stock grants under its 1993 and 2003 executive stock based incentive plans (the “Plans”).

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

5.     Stock Options

      In 1993, the Company reserved 5,300,000 shares of common stock for issuance pursuant to the 1993 Executive Stock Based Incentive Plan (the “1993 Plan”). In 1998 and 2002, the 1993 Plan was amended with shareholder approval to increase the number of authorized shares of common stock by 6,620,000 and 300,000 shares, respectively, to 12,220,000 shares. In 2003, the Company’s Board of Directors and shareholders approved the adoption of the 2003 Executive Based Incentive Plan (the “2003 Plan”). In accordance with the 2003 Plan, the maximum number of shares of common stock that may be issued may be not more than 7,000,000 shares of common stock; any authorized but unissued shares of common stock available for future awards under the 1993 Plan were added to the 2003 Plan and any shares under outstanding awards under the 1993 Plan which may be forfeited, settled in cash, expired, canceled or otherwise become available to the Company. In accordance with the 1993 Plan and the 2003 Plan (the “Plans”), the Company issued stock options which generally vest over a three-year period and expire no later than ten years from the grant date. These stock options have been granted at fair market value at the date of grant. At January 31, 2004 and February 1, 2003, there were 6,006,199 shares and 60,632 shares, respectively, available for grant under these Plans.

      In 1995, the Company implemented a stock option plan for its non-employee members of its Board of Directors. In 2000, the Company’s Board of Directors and shareholders approved a Restated Directors Plan (the “Restated Directors Plan”) which increased the shares reserved for issuance by 800,000 shares. Stock options which have been granted under the Restated Directors Plan generally vest over a three-year period and expire no later than ten years from the grant date. The stock options are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. At January 31, 2004 and February 1, 2003, there were 569,516 shares and 591,930 shares, respectively, available for grant under these Plans.

      The following table summarizes information regarding stock options outstanding under the Plans and the Restated Directors Plan at January 31, 2004.

	Options Outstanding			Options Exercisable

	Number of	Weighted	Weighted	Number of	Weighted
Range of	options	average	average	options	average
exercise prices	outstanding	remaining life	exercise price	exercisable	exercise price

$ 7.41 – $10.22	359,004	4.0 years	$7.43	359,004	$7.43
$10.23 – $15.33	874,778	4.2 years	$12.92	874,778	$12.92
$15.34 – $20.45	2,424,140	5.9 years	$18.95	2,424,140	$18.95
$20.46 – $25.56	925,067	9.1 years	$24.98	11,667	$23.37
$25.57 – $30.67	166,734	8.3 years	$28.10	65,666	$28.42
$30.68 – $35.79	62,350	8.1 years	$34.10	27,662	$33.63
$35.80 – $40.90	1,190,999	7.9 years	$35.88	438,961	$35.89
$40.91 – $46.01	2,000	7.2 years	$41.85	1,333	$41.85
$46.02 – $51.13	1,105,999	6.8 years	$47.02	768,645	$47.05

	7,111,071	6.5 years	$25.97	4,971,856	$23.12

      A summary of stock option activity under the Plans and the Restated Directors Plan during the years ended January 31, 2004, February 1, 2003 and February 2, 2002 is presented below.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

	Year Ended

	January 31, 2004		February 1, 2003		February 2, 2002

		Weighted		Weighted		Weighted
	Number of	average option	Number of	average option	Number of	average option
	shares	price per share	shares	price per share	shares	price per share

Outstanding at beginning of year	6,994,111	$25.37	6,002,857	$22.72	5,328,336	$16.25
Granted	1,011,100	25.37	1,391,000	35.36	1,291,000	46.24
Exercised	(667,523)	15.18	(333,743)	16.68	(538,144)	13.27
Forfeited	(226,617)	36.71	(66,003)	38.40	(78,335)	35.31

Outstanding at end of year	7,111,071	$25.97	6,994,111	$25.37	6,002,857	$22.72

Exercisable at end of year	4,971,856	$23.12	3,843,720	$18.92	2,465,794	$14.78

      Under the provisions of the 2003 Plan, the Company has issued to certain key members of management shares of restricted stock. Upon grant of restricted stock the recipient is required to pay the par value of such shares, $0.01 per share. The difference between the market price of the shares on the date of grant and recipient’s cost of $0.01 per share is recorded as deferred compensation and is being amortized over a five-year service period. The shares vest at the end of the five-year service period. However, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate performance goals. In such a case, if it is determined that the early vesting will most likely occur, the amortization period will be adjusted accordingly. Such shares are forfeited to the Company, at the $0.01 par value, if the employee terminates his/her employment prior to the vesting date.

      A summary of the changes in restricted shares outstanding for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 is presented below.

	Year Ended

	January 31, 2004		February 1, 2003		February 2, 2002

		Weighted		Weighted		Weighted
	Number of	average market	Number of	average market	Number of	average market
	shares	price per shares	shares	price per shares	shares	price per shares

Outstanding at beginning of year	132,934	$7.89	265,867	$7.89	410,200	$7.93
Granted	307,125	25.00	—	—	—	—
Vested	(122,934)	7.48	(132,933)	7.89	(136,733)	7.93
Forfeited	(15,175)	12.90	—	—	(7,600)	9.40

Outstanding at end of year	301,950	$17.02	132,934	$7.89	265,867	$7.89

6.     Related Party and Affiliates

      The Company owns certain trademarks through its wholly owned subsidiary, The Classics Chicago, Inc. including the Talbots trade name that was purchased from AEON Co. Ltd., a related party in 1993.

      AEON Co. Ltd., owns and operates stores in Japan through its wholly owned subsidiary Talbots Japan Co. Ltd., (“Talbots Japan”). The Company provides certain services and purchases merchandise for Talbots Japan. The Company is reimbursed for expenses incurred and the cost of merchandise. For fiscal 2003, 2002 and 2001 total charges for services and merchandise purchases were $16.4 million, $14.1 million and $15.6 million, respectively. At January 31, 2004 and February 1, 2003, the Company was owed $10,035 and $8,759 respectively, for these service costs and for merchandise inventory purchases made on behalf of Talbots Japan.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      The Company has an advisory services agreement with AEON USA under which AEON USA provides advice and services to Talbots with respect to strategic planning and other related issues concerning the Company and maintains on behalf of the Company a working relationship with Japanese banks and other financial institutions, for which AEON USA receives an annual fee of $250 plus any expenses incurred, which are not material. At January 31, 2004 and February 1, 2003, there were no amounts owed under this contract.

      Under the Company’s stock repurchase programs, shares are repurchased from the open market from time to time. Concurrently with such open market purchases, the Company has generally purchased a pro rata number of shares from AEON USA so as to maintain substantially the same percentage stock ownership of the Company between AEON USA and the public shareholders. During fiscal 2003, a total of 1,020,718 shares were repurchased from AEON USA. The price of the shares purchased from AEON USA was equal to the weighted average price of the shares paid to the public shareholders and for fiscal 2003 ranged from $25.74 to $32.39. During fiscal 2002, a total of 1,054,936 shares were repurchased from AEON USA with a weighted average price of the shares ranging from $25.03 to $30.15, respectively.

7.     Accounts Receivable

      Customer accounts receivable are as follows:

	January 31,	February 1,
	2004	2003

Due from customers	$185,386	$183,789
Less allowance for doubtful accounts	(2,700)	(2,600)

Customer accounts receivable, net	$182,686	$181,189

      Finance charge income (including interest and late fee income) amounted to $37.1 million, $36.0 million and $27.1 million for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002.

      Changes in the allowance for doubtful accounts are as follows:

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Balance, beginning of year	$2,600	$2,300	$2,100
Charges to costs and expenses	3,202	3,416	2,766
Charge-offs, net of recoveries	(3,102)	(3,116)	(2,566)

Balance, end of year	$2,700	$2,600	$2,300

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

8.     Property and Equipment

      Property and equipment consists of the following:

	January 31,	February 1,
	2004	2003

Land	$10,561	$10,940
Buildings	68,318	68,042
Fixtures and equipment	318,354	267,998
Software	39,746	35,193
Leasehold improvements	152,737	135,452
Leasehold interests	969	2,074
Construction in progress	15,774	20,435

Property and equipment – gross	606,459	540,134
Less accumulated depreciation and amortization	(269,042)	(224,907)

Property and equipment – net	$337,417	$315,227

      Depreciation expense for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 was $64.8 million, $58.5 million and $50.0 million, respectively.

9.     Accrued Liabilities

      Accrued liabilities consist of the following:

	January 31,	February 1,
	2004	2003

Gift certificates, merchandise credits, return reserve, and other customer related liabilities	$46,911	$38,582
Employee compensation, related taxes and benefits	29,496	25,791
Taxes other than income and withholding	8,223	8,009
Other accrued liabilities	16,411	15,604

Total accrued liabilities	$101,041	$87,986

10.     Debt

     Long-Term Debt

      The Company has revolving credit agreements with four banks that provide for maximum available borrowings of $100,000, have two-year terms and can be extended annually upon mutual agreement. Interest terms on the unsecured revolving credit agreements are fixed, at the Company’s option, for periods of one, three or six months. At January 31, 2004 and February 1, 2003, the Company had $100,000 outstanding under its revolving credit agreements. None of the outstanding balance is currently payable.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      A summary of the amounts outstanding, the current interest rates and the loan maturities under the revolving credit agreements at January 31, 2004 follows:

Outstanding	Interest rate	Maturity

$18,000	1.84%	April 2005
14,000	1.86%	April 2005
14,000	1.83%	April 2005
12,000	2.08%	April 2005
18,000	1.83%	January 2006
10,000	2.00%	January 2006
8,000	2.06%	January 2006
6,000	2.02%	January 2006

$100,000

      Line of Credit Facility — The Company also has available a $125,000 unsecured line-of-credit facility with five banks. At January 31, 2004 and February 1, 2003, no amounts were outstanding on this facility.

      The weighted average interest rate for both long-term debt and its line of credit facility, for the years ended January 31, 2004 and February 1, 2003, was 2.03% and 2.32%, respectively.

      Letters of Credit — The Company has two letter-of-credit banking agreements totaling $200,000, which it uses primarily for the purchase of merchandise inventories. At January 31, 2004 and February 1, 2003, the Company held $102,757 and $107,558, respectively, in outstanding letters of credit for purchase commitments.

11.     Income Taxes

      Income before income tax provision for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 consists of the following:

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Domestic	$161,418	$189,290	$204,177
Foreign	6,075	3,924	664

Total	$167,493	$193,214	$204,841

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      The provision for income taxes for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, consists of the following:

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Currently payable:
Federal	$51,747	$54,547	$65,968
State	5,585	5,907	7,236
Foreign	107	—	440

Total currently payable	57,439	60,454	73,644

Deferred:
Federal	7,930	9,408	4,939
State	(779)	1,226	1,245
Foreign	(1,780)	1,367	(1,988)

Total deferred	5,371	12,001	4,196

Total income tax expense	$62,810	$72,455	$77,840

      Components of the net deferred tax asset or liability recognized in the Consolidated Balance Sheets at January 31, 2004 and February 1, 2003, respectively, are as follows:

	January 31, 2004			February 1, 2003

	Assets	Liabilities	Total	Assets	Liabilities	Total

United States:
Current:
Merchandise inventories	$8,094	$—	$8,094	$4,609	$—	$4,609
Deferred catalog costs	—	(664)	(664)	—	(791)	(791)
Accrued vacation pay	4,350	—	4,350	3,807	—	3,807
Other	2,138	(254)	1,884	1,322	(472)	850

Total current	14,582	(918)	13,664	9,738	(1,263)	8,475

Noncurrent:
Depreciation & amortization	—	(34,158)	(34,158)	—	(23,861)	(23,861)
Lease commitments	8,724	—	8,724	7,117	—	7,117
Deferred compensation	5,208	—	5,208	4,841	—	4,841
Minimum Pension Liability	8,679	—	8,679	7,518	—	7,518
Other	1,007	—	1,007	1,464	—	1,464

Total noncurrent	23,618	(34,158)	(10,540)	20,940	(23,861)	(2,921)

Foreign:
Current:
Subsidiary tax loss Carryfowards	—	—	—	1,780	—	1,780

Total current	—	—	—	1,780	—	1,780

Total deferred income taxes	$38,200	$(35,076)	$3,124	$32,458	$(25,124)	$7,334

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      At February 1, 2003, a consolidated foreign subsidiary of the Company had net operating loss carryforwards of $4,238 which were utilized in fiscal 2003.

      For the fiscal years ended January 31, 2004 and February 1, 2003, the effective federal tax rate was 37.5%.

      For the years ended January 31, 2004, February 1, 2003 and February 2, 2002, total income tax expense differs from that computed by multiplying income before taxes by the United States federal income tax rates as follows:

	Year Ended

	January 31, 2004		February 1, 2003		February 2, 2002

	Tax	Rate	Tax	Rate	Tax	Rate

Expected tax expense	$58,623	35.0%	$67,625	35.0%	$71,694	35.0%
Adjustments resulting from:
State income taxes, net of federal tax benefit	4,303	2.5	4,636	2.4	5,513	2.7
Foreign tax	107	0.1	—	—	—	—
Goodwill amortization	—	—	—	—	470	0.2
Other	(223)	(0.1)	194	0.1	163	0.1

Actual tax expense	$62,810	37.5%	$72,455	37.5%	$77,840	38.0%

12.     Segment and Geographic Information

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

      The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s and children’s and men’s classic apparel, accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 26 distinct catalog mailings per year and online at www.talbots.com.

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

      Historically, the Company does not allocate assets by segment; however, SFAS 142, “Goodwill and Other Intangible Assets,” requires goodwill and other intangible assets to be allocated to specific reporting segments. For analysis of impairment under FASB 142, Talbots allocated goodwill for $35.5 million and $0 to the stores and catalog segment, respectively at January 31, 2004 and February 1, 2003. The trademark was allocated as $64.5 million and $11.4 million to the stores and catalog segment, respectively, at January 31, 2004 and February 1, 2003.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      The following is segment information for the years ended January 31, 2004, February 1, 2003 and February 2, 2002:

	January 31, 2004

	Stores	Catalog	Total

Net sales	$1,384,897	$239,442	$1,624,339
Direct profit	237,757	51,621	289,378

	February 1, 2003

	Stores	Catalog	Total

Net sales	$1,347,941	$247,384	$1,595,325
Direct profit	257,729	48,965	306,694

	February 2, 2002

	Stores	Catalog	Total

Net sales	$1,346,029	$266,484	$1,612,513
Direct profit	271,696	48,763	320,459

      The following reconciles direct profit to consolidated net income as of and for the years ended January 31, 2004, February 1, 2003 and February 2, 2002:

	January 31, 2004	February 1, 2003	February 2, 2002

Total direct profit or loss for reportable segments	$289,378	$306,694	$320,459
Less: indirect expenses	119,790	110,627	110,443

Operating income	169,588	196,067	210,016
Interest expense-net	2,095	2,853	5,175

Income before taxes	167,493	193,214	204,841
Income taxes	62,810	72,455	77,840

Consolidated net income	$104,683	$120,759	$127,001

      As a retailer that sells to the general public, the Company has no single customer who accounts for greater than 10% of the Company’s consolidated net sales.

      The following is geographical information as of and for the years ended January 31, 2004, February 1, 2003, and February 2, 2002:

	January 31, 2004	February 1, 2003	February 2, 2002

Sales:
United States	$1,570,698	$1,546,006	$1,561,520
Foreign	53,641	49,319	50,993

Total consolidated revenues	$1,624,339	$1,595,325	$1,612,513

Long-Lived Assets:
United States	$441,215	$420,056	$383,563
Foreign	7,599	6,567	5,410

Total long-lived assets	$448,814	$426,623	$388,973

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

13.     Benefit Plans

      The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering substantially all salaried and hourly employees in the United States of America. Employees are enrolled in the pension plan after one year of service (with at least 1,000 hours worked) and reaching age 21. Employee benefits vest in five years. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. The Company’s general funding policy is to contribute at least the amount required by law up to the amount that is deductible for federal income tax purposes. The Company uses December 31st as its measurement date for obligation and asset calculations. Pension Plan assets consist principally of equity and fixed income equity securities.

      The Company has an unfunded, non-qualified supplemental executive retirement plan (“SERP”) for certain key executives impacted by Internal Revenue Code limits on benefits. The Company uses December 31st as its measurement date for obligation calculations.

      Retirees are eligible for certain limited postretirement health care benefits (“Postretirement Medical Plan”) if they have met certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides service. The plan is not funded. The Company uses December 31st as its measurement date for obligation calculations.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      The changes in the benefit obligations and funded status of the Company’s Pension Plan, SERP and Postretirement Medical Plan are as follows:

	Year Ended

					Postretirement Medical
	Pension Plan		SERP		Plan

	January 31,	February 1,	January 31,	February 1,	January 31,	February 1,
	2004	2003	2004	2003	2004	2003

Change in benefit obligation:
Projected benefit obligations at beginning of year	$72,015	$53,657	$9,306	$6,881	$3,622	$2,635
Service cost	6,610	5,151	630	516	453	358
Interest cost	4,939	4,125	641	557	253	217
Plan amendments	—	639	—	(382)	—	—
Actuarial loss	10,331	9,342	924	1,738	507	536
Benefits paid, net	(1,009)	(899)	(4)	(4)	(175)	(124)

Projected benefit obligations at end of year	$92,886	$72,015	$11,497	$9,306	$4,660	$3,622

Changes in assets:
Fair value at beginning of year	$42,925	$41,048	$—	$—	$—	$—
Actual return on plan assets	8,596	(5,224)	—	—	—	—
Employer contributions	8,000	8,000	—	—	—	—
Benefits paid	(1,009)	(899)	—	—	—	—

Fair value at end of year	$58,512	$42,925	$—	$—	$—	$—

Funded Status:
Funded status	$(34,374)	$(29,090)	$(11,497)	$(9,306)	$(4,660)	$(3,622)
Unrecognized prior service cost	864	1,097	175	203	—	—
Unrecognized net loss/(gain)	39,563	34,451	3,752	3,071	380	(128)

Prepaid/(accrued) cost	$6,053	$6,458	$(7,570)	$(6,032)	$(4,280)	$(3,750)

Amounts recognized on the balance sheet consist of:
Accrued benefit cost	$(15,203)	$(13,256)	$(9,050)	$(6,412)	$(4,280)	$(3,750)
Intangible asset	864	1,097	175	203	—	—
Additional minimum pension liability (reflected in shareholders equity, net of tax)	20,392	18,617	1,305	177	—	—

Prepaid/(accrued) cost	$6,053	$6,458	$(7,570)	$(6,032)	$(4,280)	$(3,750)

      In fiscal 2003 and 2002 the Company was required to record additional minimum liabilities of $1.8 million and $18.6 million related to its Pension Plan and $1.1 million and $0.2 million to its SERP,

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

respectively. In recording the additional minimum liabilities, the Company reduced stockholders’ equity, net of tax, by $1.7 million at January 31, 2004 and $11.3 million at February 1, 2003.

      Below is a summary of the projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the Company’s Pension Plan and SERP:

	Pension Plan		SERP

	January 31,	February 1,	January 31,	February 1,
	2004	2003	2004	2003

Projected benefit obligation	$92,886	$72,015	$11,497	$9,306
Accumulated benefit obligation	$73,715	$56,181	$9,050	$6,412
Fair value of plan assets	$58,512	$42,925	$—	$—

      The components of pension expense for the Pension Plan are as follows:

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Service expense – benefits earned during the period	$6,610	$5,151	$4,399
Interest expense on projected benefit obligation	4,939	4,125	3,469
Expected return on plan assets	(5,149)	(4,294)	(3,514)
Net amortization and deferral	2,005	735	448

Net pension expense	$8,405	$5,717	$4,802

      The components of net SERP expenses are as follows:

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Service expense – benefits earned during the period	$630	$516	$450
Interest expense on projected benefit obligation	641	557	450
Net amortization and deferral	271	212	218

Net SERP expense	$1,542	$1,285	$1,118

      The components of postretirement medical expense are as follows:

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Service expense – benefits earned during the period	$453	$358	$266
Interest expense on accumulated postretirement benefit obligation	252	217	158
Net amortization and deferral	—	(7)	(88)

Net postretirement medical expense	$705	$568	$336

      The Company had cumulative unrecognized expense for the Pension Plan of $40.4 million at January 31, 2004 and $35.5 million at February 1, 2003 primarily related to the delayed recognition of differences between the Company’s actuarial assumptions and actual results, which has contributed to the underfunded status of the Pension Plan. In addition, the Company had cumulative unrecognized expense for the SERP aggregating $3.9 million at January 31, 2004 and $3.3 million at February 1, 2003.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

      When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During fiscal 2003 and 2002, the Company was not required to make any contributions but made voluntary contributions of $8.0 million to the Pension Plan in each year. Based upon currently available information, the Company will not be required to make an additional contribution to the Pension Plan for the plan year ending December 31, 2003. The Company currently anticipates making a voluntary contribution of $8.0 million in 2004, consistent with 2003.

      Significant assumptions related to the calculation of the Company’s obligations pursuant to its employee benefit plans include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by Pension Plan and SERP participants and the health care cost trend annual rate for the Postretirement Medical Plan. These actuarial assumptions are reviewed annually based upon currently available information. The assumptions utilized by the Company in calculating the projected benefit obligations and periodic expense of its employee benefit plans are as follows:

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Pension Plan & SERP:
Discount rate	6.75%	7.50%	7.50%
Discount rate used to determine projected
benefit obligation at end of year	6.25%	6.75%	7.50%
Expected long-term rate of return on Plan Assets	9.00%	9.00%	9.00%
Rate of future compensation increases	4.00%	4.50%	4.50%
Rate of future compensation increases used to determine projected benefit obligation at end of year	4.00%	4.00%	4.50%

Postretirement Medical Plan:
Discount rate	6.25%	6.75%	7.50%
Initial healthcare cost trend rate	12.00%	9.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

      The assumed discount rate utilized is based, in part, upon a discount rate modeling process that involves selecting a portfolio of corporate bonds (rated AA or higher) with maturities that match the cash flows of the plan. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and periodic expense pursuant to its employee benefits plans. To the extent the discount rate increases or decreases, the Company’s Pension Plan and SERP obligation is decreased or increased, accordingly.

      The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. It is the Company’s current target allocation to invest the Pension Plan assets in equity securities (approximately 70 percent) and in fixed income securities (approximately 30 percent). The Company does not allow the plan to invest in the Company’s stock, AEON’s stock or in the stock of soft goods retailers. The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan. The expected average long-term rate of return on assets is based principally on an analysis using Ibbotson Associates historical investment returns data for the two major classes of investments. This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

5 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather this loss increases pension expense over approximately 5 years.

      The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. The Company utilized a rate of 4.0 percent for the periods beginning December 31, 2003. This rate is utilized principally in calculating the pension obligation and annual pension expense.

      Assumed healthcare trend rates have a significant effect on the amounts reported for the Postretirement Medical Plan. A one-percentage-point change in assumed healthcare trend rate would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest expense components	$78	$68
Effect on the accumulated postretirement benefit obligation	$438	$390

      The Pension Plan’s weighted average asset allocations at December 31, 2003 and December 31, 2002 by asset category are as follows:

		December 31, 2003		December 31, 2002
	Target
	allocation	Amount	Percent	Amount	Percent

Equity Securities	70%	$42,966	73%	$21,424	50%
Debt Securities	30%	12,237	21%	11,542	27%
Cash and money market		3,309	6%	9,959	23%

Total		$58,512	100%	$42,925	100%

Information about the expected cash flow for the Pension Plan, SERP and Postretirement Medical Plan follows:

			Postretirement
	Pension Plan	SERP	Medical Plan

Expected Company contributions
2004	$8,000	$5	$234

Expected plan payments
2004	$1,208	$5	$234
2005	1,402	143	273
2006	1,658	657	326
2007	2,009	828	386
2008	2,334	813	447
2009 to 2013	$20,378	$4,665	$3,474

      The Company has a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the 401(k) plan and the Company makes a cash contribution that matches 50% of an employee’s contribution up to a maximum of 6% of the employee’s compensation. Employees may elect to invest in the common stock of the Company at their discretion up to 50% of their total investment. Company contributions for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 were $3,189, $3,318 and $3,118, respectively.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

14.     Commitments

      The table below is a summary of the Company’s contractual commitments under non-cancellable operating leases, merchandise purchases, construction contracts and service purchase contracts as of January 31, 2004.

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter

Operating Leases:
Real estate	$958,249	$119,451	$121,111	$117,494	$109,130	$99,236	$391,827
Equipment	11,777	5,293	4,314	2,053	117	—	—
Merchandise purchases	453,082	453,082	—	—	—	—	—
Construction contracts	12,132	12,132	—	—	—	—	—
Other contractual
commitments	33,660	12,886	7,801	6,758	6,073	142	—

Total Commitments	$1,468,900	$602,844	$133,226	$126,305	$115,320	$99,378	$391,827

      Operating Leases. The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2020. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that the Company pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Included in the schedule above are 43 executed leases related to future stores not yet opened at January 31, 2004. Rent expense for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 was $112,576, $97,848, and $84,375, respectively. This includes $1,659, $1,920 and $2,250 respectively, of contingent rental expense and $128, $55 and $31, respectively of sublease rental income. Additionally, the Company leases both store computer and other corporate computer equipment with lease terms between three and five years.

      Merchandise Purchases. The Company generally makes purchase commitments up to six to twelve months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor.

      Construction Contracts. The Company enters into contracts to facilitate the construction and renovations of its stores. These contracts include contracts with developers for construction and with suppliers for materials and fixtures. Total capital expenditures for fiscal 2004 are currently expected to be approximately $89.0 million, of which $72.0 million is allocated to store construction and renovation.

      Other Contractual Commitments. The Company routinely enters into contracts with vendors for products and services in the normal course of operation. These include contracts for maintenance on equipment, software licenses, services contracts and advertising contracts. These contracts vary in their terms but generally carry 30 day to three year terms.

15.     Net Income Per Share

      The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 2,377,680, 2,544,000 and 1,181,000 shares of common stock were outstanding during the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market prices of the common shares.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

	Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Shares for computation of basic net income per share	56,531	58,724	61,459
Effect of stock compensation plans	1,370	1,467	1,980

Shares for computation of diluted net income per share	57,901	60,191	63,439

16.     Quarterly Results (unaudited)

      The following table shows certain unaudited quarterly information for the Company during fiscal 2003 and fiscal 2002.

	Fiscal 2003 quarter ended

	May 3,	August 2,	January 31,	November 1,
	2003	2003	2004	2003

Net sales	$394,991	$389,624	$408,148	$431,576
Gross profit	164,800	136,445	174,174	147,236
Net income	29,400	18,519	34,794	21,970
Net income per share
Basic	$0.52	$0.33	$0.62	$0.39
Assuming dilution	$0.51	$0.32	$0.60	$0.38
Weighted average common shares outstanding (in thousands)
Basic	56,995	56,390	56,363	56,378
Assuming dilution	58,074	57,746	57,966	57,771
Cash dividends paid per share	$0.09	$0.10	$0.10	$0.10
Market price data
High	$29.16	$33.65	$38.15	$33.10
Low	$23.02	$26.01	$31.97	$29.35

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollar amounts in thousands except share data

	Fiscal 2002 quarter ended

	May 4,	August 3,	February 1,	November
	2002	2002	2003	2, 2002

Net sales	$391,328	$370,407	$401,789	$431,801
Gross profit	170,206	134,829	176,893	149,896
Net income	34,983	20,034	37,407	28,335
Net income per share
Basic	$0.58	$0.34	$0.64	$0.49
Assuming dilution	$0.57	$0.33	$0.63	$0.48
Weighted average common shares outstanding (in thousands)
Basic	59,957	59,468	58,100	57,370
Assuming dilution	61,609	61,047	59,433	58,622
Cash dividends paid per share	$0.08	$0.09	$0.09	$0.09
Market price data
High	$41.02	$38.95	$34.52	$30.67
Low	$31.45	$26.09	$22.90	$24.86

SHAREHOLDER INFORMATION

CORPORATE OFFICES

The Talbots, Inc.

One Talbots Drive
Hingham, MA 02043-1586

TALBOTS WEBSITE

www.talbots.com

TALBOTS CATALOG

To receive a free copy of our most recent Talbots catalog, call 1-800-TALBOTS (1-800-825-2687)

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for 9 a.m. on May 27, 2004,

at The John Hancock Hotel & Conference Center
40 Trinity Place
Boston, MA
Each shareholder is cordially invited to attend.

FORM 10-K

A copy of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 is available to each shareholder free of charge upon written request to the Investor Relations Department at our corporate offices.

SHAREHOLDER REPORTS/ INVESTOR INQUIRIES

Shareholder inquiries, including requests for quarterly and annual reports, may be made in writing to:

Investor Relations Department
The Talbots, Inc.
One Talbots Drive
Hingham, MA 02043-1586;
By calling 781-741-4500; or
by e-mail at investor.relations@talbots.com

STOCK EXCHANGE LISTING

New York Stock Exchange

(Trading Symbol: TLB)

REGISTRAR AND TRANSFER AGENT

EquiServe Trust Company, N.A.

Shareholder Services
P.O. Box 43010
Providence, RI 02940-3010
Telephone: 781-575-3120
Internet Address:
http://www.EquiServe.com

MARKET FOR REGISTRANT’S COMMON STOCK

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB.” The number of holders of record of common stock at March 25, 2004 was 536.

The payment of dividends and the amount thereof is determined by the Board of Directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered. The Company anticipates that dividends on the common stock will continue to be declared on a quarterly basis.