Form 10-Q
period 2004-05-01
TALBOTS INC
filed 2004-06-09
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 1, 2004

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	June 2, 2004
Common Stock, $0.01 par value	56,207,009

PART I — FINANCIAL INFORMATION

     Item 1 — FINANCIAL STATEMENTS

     THE TALBOTS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

     FOR THE THIRTEEN WEEKS ENDED MAY 1, 2004 AND MAY 3, 2003
     (Dollar amounts in thousands except per share data)

	Thirteen Weeks Ended
	May 1,	May 3,
	2004	2003
NET SALES	$418,984	$394,991

COSTS AND EXPENSES
Cost of sales, buying and occupancy	239,271	230,191
Selling, general and administrative	126,005	117,054

OPERATING INCOME	53,708	47,746

INTEREST
Interest expense	484	747
Interest income	122	41

INTEREST EXPENSE — net	362	706

INCOME BEFORE TAXES	53,346	47,040

INCOME TAXES	20,005	17,640

NET INCOME	$33,341	$29,400

NET INCOME PER SHARE:

BASIC	$0.59	$0.52

DILUTED	$0.58	$0.51

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands):

BASIC	56,374	56,995

DILUTED	57,876	58,074

CASH DIVIDENDS PER SHARE	$0.10	$0.09

See accompanying notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MAY 1, 2004, JANUARY 31, 2004 AND MAY 3, 2003
(Dollar amounts in thousands except share data)

	May 1,	January 31,	May 3,
	2004	2004	2003
	(unaudited)	(audited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,356	$85,655	$5,905
Customer accounts receivable - net	196,731	182,686	191,445
Merchandise inventories	206,092	170,447	204,480
Deferred catalog costs	5,052	4,449	4,908
Due from affiliates	9,902	10,046	9,150
Deferred income taxes	13,384	13,664	11,163
Prepaid and other current assets	30,232	29,207	30,621

Total current assets	527,749	496,154	457,672

PROPERTY AND EQUIPMENT - net	337,455	337,417	320,932
GOODWILL - net	35,513	35,513	35,513
TRADEMARKS - net	75,884	75,884	75,884
OTHER ASSETS	14,963	13,424	10,191

TOTAL ASSETS	$991,564	$958,392	$900,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$—	$—	$9,000
Accounts payable	42,277	50,058	43,377
Income taxes payable	28,415	15,043	25,015
Accrued liabilities	110,066	101,041	95,077

Total current liabilities	180,758	166,142	172,469

LONG-TERM DEBT	100,000	100,000	100,000
DEFERRED RENT UNDER LEASE COMMITMENTS	24,563	23,897	21,479
DEFERRED INCOME TAXES	11,927	10,540	3,435
OTHER LIABILITIES	47,241	41,687	35,787
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000,000 authorized; 76,827,383 shares, 76,245,075 shares and 75,580,138 shares issued, respectively, and 56,577,165 shares, 56,675,506 shares and 56,838,788 shares outstanding, respectively	768	762	756
Additional paid-in capital	429,034	411,874	397,130
Retained earnings	682,960	655,288	597,018
Accumulated other comprehensive loss	(15,509)	(14,601)	(14,702)
Restricted stock awards	(15,190)	(6,154)	(7,376)
Treasury stock, at cost: 20,250,218 shares, 19,569,569 shares and 18,741,350 shares, respectively	(454,988)	(431,043)	(405,804)

Total stockholders’ equity	627,075	616,126	567,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$991,564	$958,392	$900,192

See accompanying notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THIRTEEN WEEKS ENDED MAY 1, 2004 AND MAY 3, 2003
(Dollar amounts in thousands)

	Thirteen Weeks Ended
	May 1,	May 3,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,341	$29,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,590	16,103
Deferred rent	677	771
Amortization of restricted stock awards and other stock transactions	1,072	382
Loss on disposal of property and equipment	375	632
Tax benefit from options exercised	1,829	14
Deferred income taxes	1,632	(362)
Changes in other assets	(1,539)	(788)
Change in other liabilities	5,554	3,088
Changes in current assets and liabilities:
Customer accounts receivable	(14,074)	(10,214)
Merchandise inventories	(35,804)	(28,973)
Deferred catalog costs	(603)	969
Due from affiliates	144	(357)
Prepaid and other current assets	(1,459)	(1,519)
Accounts payable	(7,766)	(5,004)
Income taxes payable	13,369	13,423
Accrued liabilities	9,099	7,024

Net cash provided by operating activities	22,437	24,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(17,227)	(22,918)
Proceeds from disposal of property and equipment	—	706

Net cash used in investing activities	(17,227)	(22,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable to banks	—	9,000
Proceeds from options exercised	5,229	37
Cash dividends	(5,669)	(5,122)
Purchase of treasury stock	(23,945)	(26,099)

Net cash used in financing activities	(24,385)	(22,184)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(124)	146

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,299)	(19,661)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,655	25,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,356	$5,905

See accompanying notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Dollar amounts in thousands except share data)

1.	OPINION OF MANAGEMENT

     With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the “Company”) that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for such interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	FEDERAL AND STATE INCOME TAXES

     The Company has provided for income taxes based on the estimated annual effective rate method.

3.	COMPREHENSIVE INCOME

     The following is the Company’s comprehensive income for the periods ended May 1, 2004 and May 3, 2003:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net income	$33,341	$29,400
Other comprehensive income:
Foreign currency translation adjustment	(908)	735

Comprehensive income	$32,433	$30,135

4.	STOCK-BASED COMPENSATION

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

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net income, as reported	$33,341	$29,400
Add: stock-based compensation included in reported net income, net of related tax effects	532	169
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	2,814	3,268

Proforma net income	$31,059	$26,301

Earnings per share:
Basic-as reported	$0.59	$0.52

Basic-pro forma	$0.55	$0.46

Diluted-as reported	$0.58	$0.51

Diluted-pro forma	$0.54	$0.45

     During the first quarter of fiscal 2004 and 2003, the Company issued 298,075 shares and 307,125 shares, respectively, of performance accelerated restricted stock (PARS), with a total market value at grant date of $10.1 million and $7.7 million, respectively, to key employees of the Company under the Company’s shareholder-approved 2003 Executive Stock Based Incentive Plan.

5.	NET INCOME PER SHARE

     The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 2,350,364 and 2,555,698 shares of common stock were outstanding during the thirteen-week periods ended May 1, 2004 and May 3, 2003, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market prices of the common shares.

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Shares for computation of basic net income per share	56,374	56,995
Effect of stock compensation plans	1,502	1,079

Shares for computation of diluted net income per share	57,876	58,074

6.	SEGMENT INFORMATION

     The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that make up the consolidated entity.

     The Company has two reportable segments, its retail stores (the “Stores Segment”), which include the Company’s United States, Canada and United Kingdom retail store operations, and its catalog operations (the “Catalog Segment”), which includes both catalog and online operations.

     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s classic apparel, accessories and shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 24 distinct catalog mailings and online at www.talbots.com.

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

     The following is the Stores Segment and Catalog Segment information for the thirteen weeks ended May 1, 2004 and May 3, 2003:

	May 1, 2004
	Stores	Catalog	Total
Sales to external customers	$353,348	$65,636	$418,984
Direct profit	69,838	17,687	87,525

	May 3, 2003
	Stores	Catalog	Total
Sales to external customers	$329,168	$65,823	$394,991
Direct profit	65,673	15,802	81,475

     The following reconciles direct profit to consolidated net income for the thirteen weeks ended May 1, 2004 and May 3, 2003:

	May 1, 2004	May 3, 2003
Total direct profit for reportable segments	$87,525	$81,475
Less: indirect expenses	33,817	33,729

Operating income	53,708	47,746
Interest expense-net	362	706

Income before taxes	53,346	47,040
Income taxes	20,005	17,640

Consolidated net income	$33,341	$29,400

7.	EMPLOYEE BENEFIT PLANS

     Net Periodic Benefit Cost is comprised of the following components for the quarter ended May 1, 2004 and May 3, 2003:

					Postretirement
	Pension Plan		SERP		Medical Plan
	May 1,	May 3,	May 1,	May 3,	May 1,	May 3,
	2004	2003	2004	2003	2004	2003
Service cost	$2,010	$1,652	$190	$158	$151	$113
Interest cost	1,455	1,235	191	160	75	63
Expected return on plan assets	(1,490)	(1,287)	—	—	—	—
Net amortization and deferral	772	501	85	68	5	—

Net periodic benefit cost	$2,747	$2,101	$466	$386	$231	$176

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
	(unaudited)	(unaudited)
Net sales	100.0%	100.0%
Cost of sales, buying and occupancy expenses	57.1%	58.3%
Selling, general and administrative expenses	30.1%	29.6%

Operating income	12.8%	12.1%
Interest expense, net	0.1%	0.2%

Income before taxes	12.7%	11.9%
Income taxes	4.8%	4.5%

Net income	8.0%	7.4%

THE THIRTEEN WEEKS ENDED MAY 1, 2004 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 3, 2003 (FIRST QUARTER)

     Net sales in the first quarter of 2004 were $419.0 million compared to $395.0 million for the first quarter of 2003, an increase of $24.0 million, or 6%. Operating income was $53.7 million in the first quarter of 2004 compared to $47.7 million in the first quarter of 2003, an increase of $6.0 million, or 13%.

     Retail store sales in the first quarter of 2004 were $353.4 million compared to $329.2 million in the first quarter of 2003, an increase of $24.2 million, or 7%. Comparable store sales for the quarter increased 1.7%. Retail store sales for the first quarter of 2004 were negatively impacted by soft markdown selling caused in part by lean levels of early-spring merchandise. Sales were additionally impacted by weakness in two of the Company’s smaller areas, its dresses division and its Talbots Kids concept, which combined, represent approximately 10% of the Company’s total business.

     The percentage of the Company’s net sales derived from its retail stores increased to 84% in the first quarter of 2004 compared to 83% in the first quarter of 2003. The increase in retail store sales was attributable to the 18 net new stores opened in the first quarter of 2004, the 60 net non-comparable stores that were opened in the last three quarters of 2003 and an increase of $4.9 million in comparable store sales, or 1.7%, over the same period for the previous year.

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

     As of May 1, 2004, the Company operated a total of 995 stores with gross and selling square footage of approximately 4.0 million and 3.1 million, respectively. This represents an increase of approximately 8% in gross and selling square footage from May 3, 2003.

     One of the Company’s stated fiscal 2004 initiatives was to increase its overall inventory levels, reflecting the Company’s outlook for improved customer demand. Over the course of the Company’s first quarter, inventory levels were steadily increased, providing for a 7% increase in inventory per selling square foot in the Company’s U.S. women’s apparel stores by the end of the first quarter of 2004. This was the first time since the third quarter of fiscal 2001 that the Company’s inventory per square foot has increased. Inventory levels in the Company’s U.S. women’s apparel stores for the balance of the spring selling season are expected to be higher over the prior year.

     Catalog sales in the first quarter of 2004 were $65.6 million compared to $65.8 million in the first quarter of 2003, a decrease of $0.2 million. Sales generated from the Company’s website, www.talbots.com, are included in catalog sales and currently represent approximately 30% of total catalog demand. The percentage of the Company’s net sales derived from its catalogs decreased to 16% in the first quarter of 2004, compared to 17% in the first quarter of 2003.

     During the first quarter of 2004, the Company reduced total catalog circulation by 3%. This contributed to an increase in catalog productivity, as measured by sales per catalog distributed. Sales per catalog distributed increased to $3.68 in the first quarter of 2004 from $3.60 in the first quarter of 2003, a 2% increase. The Company’s other key measure of catalog productivity, sales per 100 pages distributed, declined 2% for the quarter, to $4.18 in the first quarter of 2004 from $4.25 in the first quarter of 2003. This decrease in productivity per page was driven by a planned 4% increase in average pages per book, a decision made to improve profit dollars per book.

     Because the Company sells a wide range of products, which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 57.1% in the first quarter of 2004 from 58.3% in the first quarter of 2003. This improvement was due chiefly to gains in pure product gross margin due to more efficient inventory management, stronger regular-price selling, and increased merchandise mark-on. This improvement was partially offset by negative leverage on store occupancy costs, which grew at a faster rate than store sales.

     Selling, general and administrative expenses, as a percentage of net sales, increased to 30.1% in the first quarter of 2004, as compared to 29.6% for the first quarter of 2003. This was due primarily to increased marketing costs (including expanded television advertising and continued print advertising) as well as increased store support costs. These increases were partially offset by savings associated with reduced catalog circulation. The Company plans to increase spending in its second quarter marketing campaign to help drive continued sales growth.

     Interest expense, net, decreased to $0.4 million in the first quarter of 2004 from $0.7 million in 2003. This decrease was due chiefly to lower average borrowings during the first quarter of 2004 compared to the first quarter of 2003. The average level of outstanding debt, including short-term and long-term bank borrowings, was $100.0 million in the first quarter of 2004 compared to $134.3 million in the first quarter of 2003. The average interest rate, including interest on short-term and long-term bank borrowings, was 1.9% in the first quarter of 2004, compared to 2.2% in the first quarter of 2003.

     The effective tax rate for the Company was 37.5% for both the first quarter of 2004 and the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At May 1, 2004 and throughout the first quarter of 2004, the Company had no borrowings outstanding under this facility. At May 3, 2003, $9.0 million was outstanding. Additionally, the Company has a revolving credit facility with four banks totaling $100.0 million. At May 1, 2004 and May 3, 2003, the Company’s borrowings under this revolving credit facility were $100.0 million. Also, the Company has two letter-of-credit banking agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. At May 1, 2004 and May 3, 2003, the Company had $110.4 million and $82.6 million, respectively, in purchase commitments outstanding under the letter-of-credit agreements. The Company’s working capital needs are typically at their lowest in the spring and peak during the fall selling season.

     In the first quarter of 2004, cash and cash equivalents decreased by $19.3 million compared to a decrease of $19.7 million in the first quarter of 2003.

     Cash provided by operating activities was $22.4 million during the first quarter of 2004 compared to $24.6 million during the first quarter of 2003, a decrease of $2.2 million. This decrease was primarily due to the timing of merchandise receipts and payments for merchandise inventories.

     Capital expenditures, net of disposals, for the first quarter of fiscal 2004 were $17.2 million compared to $22.2 million in the first quarter of fiscal 2003. The Company used approximately $13.9 million and $19.7 million in the first quarter of fiscal 2004 and 2003, respectively, for constructing new stores and expanding and renovating existing stores. During the first quarter of fiscal 2004, the Company opened 18 net new stores compared to 31 net openings in the first quarter of fiscal 2003. For the remainder of the fiscal year, the Company currently anticipates approximately $72.2 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores, for further enhancements to the Company’s computer information systems and for continued infrastructure improvements at the Company’s corporate facilities. The actual amount of such capital expenditures will depend on the number and type of stores and facilities being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2004.

     During the first quarter ended May 1, 2004, the Company repurchased $23.7 million, or 671,824 shares of its common stock under its stock repurchase program at an average price of $35.31 per share. These repurchases were made under a stock repurchase program approved by the Company’s Board of Directors in March 2004 authorizing the Company to purchase an aggregate of $50.0 million in stock from time to time over a two year period. As of May 1, 2004, the Company had approximately $26.3 million remaining under this authorization. In total, the Company purchased $23.9 million in treasury stock during the first quarter of 2004.

     During the first quarter ended May 3, 2003, the Company repurchased $24.9 million, or 924,356 shares of its common stock under its stock repurchase program at an average price of $26.92 per share. These repurchases were made under a stock repurchase program approved by the Company’s Board of Directors in October 2002, which was completed in 2003. In total, the Company purchased $26.1 million in treasury stock during the first quarter of 2003.

     The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and the payment of any dividends that may be declared from time to time. For the next 12 to 18 months, the Company believes its cash flows from operating activities and funds available to it under credit facilities will be sufficient to meet its currently anticipated capital expenditures and working capital requirements, including its debt service payments.

     The payment of dividends and the amount of dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On May 26, 2004, the Company’s Board of Directors approved an increase in the quarterly dividend to $0.11 per share payable on June 21, 2004 to shareholders of record as of June 7, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In the Company’s Form 10-K for the year ended January 31, 2004, the Company identified the critical accounting policies and estimates upon which the consolidated financial statements were prepared as those relating to inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, allowance for doubtful accounts and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended May 1, 2004. The Company did not make any changes to these policies during the quarter.

FORWARD-LOOKING INFORMATION

     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” or similar statements or variations of such terms. All of the “outlook” information (including future revenues, comparable sales, earnings and EPS, and other future financial performance or operating measures) constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company including assumptions and projections concerning store traffic, levels of store sales including regular-price selling and markdown selling, and customer preferences. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts including the Mens concept, effectiveness of its e-commerce site, acceptance of Talbots fashions including its current Spring, Summer and Fall 2004 fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its spring merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns, retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, and the impact of a continued highly promotional retail environment. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. The Company assumes no obligation for updating or revising any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     At May 1, 2004, the Company had variable rate borrowings outstanding of $100.0 million under its revolving credit agreements, which approximate fair market value. At May 1, 2004, a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or cash flows.

     The Company enters into certain purchase obligations outside the United States, which are predominantly settled in U.S. dollars, and, therefore, the Company has only limited exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial. In addition, the Company opened one store in Canada and no stores in the United Kingdom during the 13 weeks ended May 1, 2004. The Company believes its foreign currency translation risk is limited, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

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

     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended May 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) The Company has a stock repurchase program which entitles the Company to repurchase its common stock. At May 1, 2004, the Company had approximately $26.3 million remaining under this repurchase authorization. A summary of the repurchase activity for the first quarter of 2004 is below:

				Approximate
				Dollar Value
			Total Number of	of Shares
			Shares Purchased	That May yet
		Average	as Part of Publicly	Be Purchased
	Total Number of	Price Paid	Announced Plans	Under the
Period	Shares Purchased	Per Share	or Programs (1)	Programs
02/01/04- 02/28/04	500	$0.01	—	$—
02/29/04- 04/03/04	—	—	—	$50,000,000
4/4/04- 5/1/04	680,149	$35.31	671,824	$26,274,918

Total First Quarter	680,649 (2)

1.	On March 8, 2004, the Company announced that its Board of Directors approved an additional stock repurchase program, which authorizes the Company to purchase $50.0 million in stock from public shareholders and proportionately from Talbots majority shareholder from time to time through March 2006. As of May 1, 2004, the Company had approximately $26.3 million remaining under this authorization.

2.	Repurchases of 671,824 shares were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The remaining 8,825 shares represent repurchases in connection with the Company’s payment of the par value of restricted stock forfeited by employees prior to vesting under the Company’s equity compensation plans.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

11.1	The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 7 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a- 14 (a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

The exhibits listed on the Exhibit Index are filed herewith in response to this Item.

(b)	REPORTS ON FORM 8-K

1.	The Company furnished a Current Report on Form 8-K on February 5, 2004, relating to its sales results for January 2004. *

2.	The Company filed a Current Report on Form 8-K on February 24, 2004, relating to an extension of its Revolving Credit Agreement with the Bank of Tokyo-Mitsubishi Trust Company, an amendment to its Revolving Credit Agreement with the Sumitomo Mitsui Banking Corporation and its entering into a Revolving Loan Credit Agreement with Mizuho Corporate Bank, Ltd.

3.	The Company furnished a Current Report on Form 8-K on March 10, 2004, relating to its financial results for the fourth quarter and full fiscal year of 2003.*

4.	The Company filed a Current Report on Form 8-K on April 1, 2004, relating to the renewal of a Letter Agreement with Fleet National Bank and an amended Share Repurchase Program Agreement with AEON (U.S.A.), Inc.

5.	The Company furnished a Current Report on Form 8-K on April 8, 2004, reporting that the Board of Directors of Talbots increased the size of the Board from eight to nine directors and appointed two new independent directors.*

6.	The Company filed a Current Report of Form 8-K on April 29, 2004, relating to an extension of the scheduled termination date of its Credit Agreement with the Bank of Tokyo-Mitsubishi, Ltd., an amendment to its Revolving Credit Agreement with Mizuho Corporate Bank, Ltd. and an extension of its Revolving Credit with the Norinchukin Bank.

7.	The Company furnished a Current Report on Form 8-K on May 6, 2004, relating to its sales results for April 2004.*

8.	The Company furnished a Current Report on Form 8-K on May 19, 2004, relating to its financial results for the first quarter of 2004.*

9.	The Company filed a Current Report on Form 8-K on June 4, 2004, relating to an amendment to its Credit Agreement with the Bank of Tokyo-Mitsubishi, Ltd.

*Information “furnished” with a Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: June 9, 2004	By:	/s/ Edward L. Larsen

Edward L. Larsen
Senior Vice President Finance,
Chief Financial Officer and
Treasurer