Form 10-Q
period 2004-07-31
TALBOTS INC
filed 2004-09-08
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 3, 2004

Common Stock, $0.01 par value	55,164,099

EX-10.30 Directors Deferred Compensation Plan
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32 Section 906 Certification

PART I — FINANCIAL INFORMATION

    Item 1 — Financial Statements

       THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003
(Amounts in thousands except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
NET SALES	$409,385	$389,624	$828,369	$784,615

COSTS AND EXPENSES:
Cost of sales, buying and occupancy	270,619	253,179	509,890	483,370
Selling, general and administrative	112,733	106,250	238,738	223,304

OPERATING INCOME	26,033	30,195	79,741	77,941

INTEREST:
Interest expense	493	636	977	1,383
Interest income	164	71	286	112

INTEREST EXPENSE — NET	329	565	691	1,271

INCOME BEFORE TAXES	25,704	29,630	79,050	76,670

INCOME TAXES	6,288	11,111	26,293	28,751

NET INCOME	$19,416	$18,519	$52,757	$47,919

NET INCOME PER SHARE:

Basic	$0.35	$0.33	$0.94	$0.85

Diluted	$0.34	$0.32	$0.92	$0.83

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands):

Basic	55,581	56,390	55,977	56,693

Diluted	57,034	57,746	57,463	57,916

CASH DIVIDENDS PER SHARE	$0.11	$0.10	$0.21	$0.19

See accompanying notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 2004, JANUARY 31, 2004 AND AUGUST 2, 2003
(Dollar amounts in thousands except share data)

	July 31,	January 31,	August 2,
	2004	2004	2003
	(unaudited)	(audited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$90,160	$85,655	$50,708
Customer accounts receivable — net	173,398	182,686	169,460
Merchandise inventories	203,223	170,447	166,865
Deferred catalog costs	4,824	4,449	4,716
Due from affiliates	8,943	10,046	9,657
Deferred income taxes	13,418	13,664	11,750
Prepaid and other current assets	45,612	29,207	35,495

TOTAL CURRENT ASSETS	539,578	496,154	448,651

PROPERTY AND EQUIPMENT — NET	337,057	337,417	324,071
GOODWILL — NET	35,513	35,513	35,513
TRADEMARKS — NET	75,884	75,884	75,884
OTHER ASSETS	15,319	13,424	11,655

TOTAL ASSETS	$1,003,351	$958,392	$895,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$59,820	$50,058	$46,103
Income taxes payable	35,059	15,043	27,596
Accrued liabilities	93,903	101,041	83,889

TOTAL CURRENT LIABILITIES	188,782	166,142	157,588

LONG-TERM DEBT	100,000	100,000	100,000
DEFERRED RENT UNDER LEASE COMMITMENTS	25,085	23,897	22,161
DEFERRED INCOME TAXES	16,929	10,540	3,446
OTHER LIABILITIES	51,081	41,687	40,141

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000,000 authorized; 76,917,833 shares, 76,245,075 shares and 75,788,244 shares issued, respectively, and 55,975,835 shares, 56,675,506 shares and 56,633,870 shares outstanding, respectively	769	762	758
Additional paid-in capital	432,424	411,874	401,250
Retained earnings	696,208	655,288	609,852
Accumulated other comprehensive loss	(14,300)	(14,601)	(14,709)
Deferred compensation	(15,042)	(6,154)	(6,984)
Treasury stock, at cost; 20,941,998 shares, 19,569,569 shares and 19,154,374 shares, respectively	(478,585)	(431,043)	(417,729)

TOTAL STOCKHOLDERS’ EQUITY	621,474	616,126	572,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,003,351	$958,392	$895,774

See accompanying notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003
(Dollar amounts in thousands)

	Twenty-Six Weeks Ended
	July 31,	August 2,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$52,757	$47,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,624	31,603
Deferred rent	1,187	1,452
Amortization of deferred compensation	2,089	774
Loss on disposal of property and equipment	781	1,403
Tax benefit from options exercised	2,397	1,540
Deferred income taxes	6,641	(935)
Changes in other assets	(1,895)	(2,252)
Changes in other liabilities	9,394	7,442
Changes in current assets and liabilities:
Customer accounts receivable	9,293	11,776
Merchandise inventories	(32,753)	8,627
Deferred catalog costs	(375)	1,161
Due from affiliates	1,103	(864)
Prepaid and other current assets	(16,276)	(6,538)
Accounts payable	9,754	(2,266)
Income taxes payable	20,018	16,004
Accrued liabilities	(7,147)	(4,170)

NET CASH PROVIDED BY OPERATING ACTIVITIES	91,592	112,676

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(34,862)	(42,300)
Proceeds from disposal of property and equipment	—	707

NET CASH USED IN INVESTING ACTIVITIES	(34,862)	(41,593)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from options exercised	6,942	2,633
Cash dividends	(11,837)	(10,807)
Purchase of treasury stock	(47,303)	(38,024)

NET CASH USED IN FINANCING ACTIVITIES	(52,198)	(46,198)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(27)	257

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,505	25,142
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,655	25,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,160	$50,708

See accompanying notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Dollar amounts in thousands except share data)

1.	BASIS OF PRESENTATION

     With respect to the unaudited consolidated financial statements set forth herein, it is the opinion of management of The Talbots, Inc. and its subsidiaries (the “Company”) that all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended January 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	FEDERAL AND STATE INCOME TAXES

     The Company has provided for income taxes based on the estimated annual effective rate method. The effective tax rate during the thirteen and twenty-six weeks ended July 31, 2004 was impacted by an income tax benefit of $3.4 million from a favorable resolution with the Joint Committee on Taxation during the month of July of certain income tax issues relating to fiscal years 1993 and 1994. In August of 2004 the Company received notice from the Joint Committee on Taxation that similar issues related to fiscal years 1995, 1996 and 1997 had also been favorably resolved. The Company currently expects to record a benefit of $0.02 per diluted share during the third quarter of fiscal 2004 relating to fiscal years 1995 through 1997.

3.	COMPREHENSIVE INCOME

     The following is the Company’s comprehensive income for the periods ended July 31, 2004 and August 2, 2003:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net income	$19,416	$18,519	$52,757	$47,919
Other comprehensive income:
Cumulative foreign currency translation adjustment	1,209	(7)	301	728

Comprehensive income	$20,625	$18,512	$53,058	$48,647

4.	STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company used the fair value method to value compensation, as set forth in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reported as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net income, as reported	$19,416	$18,519	$52,757	$47,919
Add: stock-based compensation included in reported net income, net of related tax effects	773	242	1,305	410
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(2,376)	(3,861)	(5,017)	(6,858)

Pro forma net income	$17,813	$14,900	$49,045	$41,471

Earnings per share:
Basic-as reported	$0.35	$0.33	$0.94	$0.85

Basic-pro forma	$0.32	$0.26	$0.88	$0.73

Diluted-as reported	$0.34	$0.32	$0.92	$0.83

Diluted-pro forma	$0.31	$0.26	$0.85	$0.72

     During the first quarter of fiscal 2004 and 2003, the Company issued 298,075 shares and 307,125 shares, respectively, of performance accelerated restricted stock, with a total market value at grant date of approximately $10.1 million and $7.7 million, respectively, to key employees of the Company under the Company’s shareholder-approved 2003 Executive Stock Based Incentive Plan.

     During the second quarter of fiscal 2004, the Company issued 32,000 restricted stock units (“RSUs”) with an aggregate fair value at grant date of $1.1 million to the non-management directors on the Company’s Board of Directors under the Company’s shareholder-approved Restated Directors Stock Plan. The fair value of the RSUs has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period, which is one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon retirement from the Board, but not before vesting. If the RSUs are not deferred, then the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to common stock dividends. Holders of RSUs do not have voting rights.

5.	NET INCOME PER SHARE

     The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen weeks ended July 31, 2004 and August 2, 2003, options to purchase 2,280,081 and 2,417,349 shares of common stock, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and their effect would be anti-dilutive. For the twenty-six weeks ended July 31, 2004 and August 2, 2003, options to purchase 2,280,081 and 2,536,049 shares, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and their effect would be anti-dilutive.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Shares for computation of basic net income per share	55,581	56,390	55,977	56,693
Effect of stock compensation plans	1,453	1,356	1,486	1,223

Shares for computation of diluted net income per share	57,034	57,746	57,463	57,916

6.	SEGMENT INFORMATION

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

     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s classic apparel, accessories & shoes, through its retail stores, while the Catalog Segment derives its revenues through its approximately 24 distinct catalog mailings per year and online at www.talbots.com.

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

     The following is the Stores Segment and Catalog Segment information for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003:

	Thirteen Weeks Ended
	July 31, 2004			August 2, 2003
	Stores	Catalog	Total	Stores	Catalog	Total
Net sales	$354,886	$54,499	$409,385	$339,389	$50,235	$389,624
Direct profit	45,368	8,029	53,397	53,196	7,182	60,378

	Twenty-Six Weeks Ended
	July 31, 2004			August 2, 2003
	Stores	Catalog	Total	Stores	Catalog	Total
Net sales	$708,234	$120,135	$828,369	$668,557	$116,058	$784,615
Direct profit	115,206	25,716	140,922	118,869	22,984	141,853

     The following reconciles direct profit to consolidated net income for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Total direct profit for reportable segments	$53,397	$60,378	$140,922	$141,853
Less: indirect expenses	27,364	30,183	61,181	63,912

Operating income	26,033	30,195	79,741	77,941
Interest expense, net	329	565	691	1,271

Income before taxes	25,704	29,630	79,050	76,670
Income taxes	6,288	11,111	26,293	28,751

Consolidated net income	$19,416	$18,519	$52,757	$47,919

7.	EMPLOYEE BENEFIT PLANS

     Net periodic benefit cost is comprised of the following components for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003:

  The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Service cost	$2,010	$1,652	$4,020	$3,305
Interest cost	1,455	1,235	2,910	2,470
Expected return on plan assets	(1,490)	(1,287)	(2,980)	(2,575)
Net amortization and deferral	772	501	1,544	1,002

Net periodic benefit cost	$2,747	$2,101	$5,494	$4,202

  The components of the Company’s SERP expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Service cost	$190	$157	$380	$315
Interest cost	191	160	382	320
Expected return on plan assets	—	7	—	14
Net amortization and deferral	85	61	170	122

Net periodic benefit cost	$466	$385	$932	$771

  The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Service cost	$151	$113	$302	$226
Interest cost	75	63	150	126
Expected return on plan assets	—	—	—	—
Net amortization and deferral	5	—	10	—

Net periodic benefit cost	$231	$176	$462	$352

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	66.1%	65.0%	61.6%	61.6%
Selling, general and administrative expenses	27.5%	27.3%	28.8%	28.5%
Operating income	6.4%	7.8%	9.6%	9.9%
Interest expense, net	0.1%	0.2%	0.1%	0.2%
Income before taxes	6.3%	7.6%	9.5%	9.8%
Income taxes	1.5%	2.8%	3.2%	3.7%

Net income	4.7%	4.7%	6.4%	6.1%

THE THIRTEEN WEEKS ENDED JULY 31, 2004 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 2, 2003 (SECOND QUARTER)

     Net sales in the second quarter of 2004 were $409.4 million compared to $389.6 million in the second quarter of 2003, an increase of $19.8 million or 5%. Operating income was $26.0 million in the second quarter of 2004 compared to $30.2 million in the second quarter of 2003, a decrease of $4.2 million or 14%.

     Retail store sales in the second quarter of 2004 were $354.9 million compared to $339.4 million in the second quarter of 2003, an increase of $15.5 million or 5%. The increase in retail store sales was primarily due to the increase in the number of stores. As of July 31, 2004, the total number of stores in operation was 1,003. As of August 2, 2003, the total number of stores in operation was 924. The increase was also due to a $0.9 million, or 0.3% increase in comparable stores sales driven by moderate increases in regular-price selling within the Company’s Misses, Petites, Woman and Accessories & Shoes concepts. Retail store sales were negatively impacted during the second quarter of 2004 by soft markdown selling that was caused primarily by lean inventory levels of casual summer merchandise. Additionally, sales were impacted by weaknesses in two of the Company’s smaller areas, dresses and Talbots Kids, which combined represent approximately 10% of the Company’s total business. The percentage of the

Company’s net sales derived from its retail stores was flat at 87% in the second quarter of 2004 compared to the second quarter of 2003.

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

     As of July 31, 2004, the Company operated a total of 1,003 stores with gross and selling square footage of approximately 4.0 million and 3.1 million feet, respectively. This represents an increase of approximately 8% in gross and selling square footage from August 2, 2003.

     Catalog sales in the second quarter of 2004 were $54.5 million compared to $50.2 million in the second quarter of 2003, an increase of $4.3 million or 9%. Sales generated from the Company’s website, www.talbots.com, are included in catalog sales. The increase in catalog sales is primarily due to continued strength in the Company’s online business as well as strong performance of the Company’s major spring catalogs. The percentage of the Company’s net sales derived from its catalog and website was flat at 13% in the second quarter of 2004 compared to the second quarter of 2003.

     Because the Company sells a wide range of products, which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 66.1% in the second quarter of 2004 from 65.0% in the second quarter of 2003 due to the lack of leverage on occupancy and buying costs from relatively flat growth in comparable store sales. Additionally, as a percentage of sales, pure product gross margin declined approximately 50 basis points as a result of softer than anticipated markdown selling.

     Selling, general and administrative expenses as a percentage of net sales increased to 27.5% in the second quarter of 2004, compared to 27.3% in the second quarter of 2003. This increase was due primarily to increased marketing costs, including expanded television advertising and continued print advertising.

     Net interest expense decreased to $0.3 million in the second quarter of 2004 compared to $0.6 million in the second quarter of 2003. This decrease was due primarily to lower average short-term borrowings and lower interest rates during the second quarter of 2004 compared to the second quarter of 2003 as well as higher cash balances throughout the second quarter, which yielded increased interest income. During the second quarter of 2004, the Company did not draw from any of its available short-term credit facilities. The average level of outstanding debt, including short-term and long-term borrowings, was $100.0 million in the second quarter of 2004 compared to $111.3 million in the second quarter of 2003. The average interest rate on short-

term and long-term borrowings was 2.0% in the second quarter of 2004 compared to 2.3% in the second quarter of 2003.

     Income tax expense for the second quarter of 2004 was $6.3 million, resulting in an effective tax rate of 24.5% compared to 37.5% for the second quarter of 2003. An income tax benefit of $3.4 million from a positive resolution with the Joint Committee on Taxation during the month of July relating to certain fiscal 1993 and 1994 income tax issues favorably impacted the effective tax rate during the second quarter of 2004. Without the $3.4 million benefit, the effective tax rate for the second quarter of 2004 would have been 37.5%. In August of 2004 the Company received notice from the Joint Committee on Taxation that similar issues related to fiscal years 1995, 1996 and 1997 had also been favorably resolved. The Company currently expects to record a benefit of $0.02 per diluted share during the third quarter of fiscal 2004 relating to fiscal years 1995 through 1997.

THE TWENTY-SIX WEEKS ENDED JULY 31, 2004 COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2003

     Net sales in the first twenty-six weeks of 2004 were $828.4 million compared to $784.6 million in the first twenty-six weeks of 2003, an increase of $43.8 million or 6%. Operating income in the first twenty-six weeks of 2004 was $79.7 million compared to $77.9 million in the first twenty-six weeks of 2003, an increase of $1.8 million or 2%.

     Retail store sales in the first twenty-six weeks of 2004 were $708.3 million compared to $668.6 million in the first twenty-six weeks of 2003, an increase of $39.7 million or 6%. The increase in retail store sales was primarily attributable to the 26 net new stores opened in the first twenty-six weeks of 2004 and the 53 net non-comparable stores opened in the last twenty-six weeks of 2003. As of July 31, 2004, the total number of stores in operation was 1,003. As of August 2, 2003, the total number of stores in operation was 924. The increase in retail store sales was also due to a $5.8 million, or 1% increase in comparable stores sales driven by moderate increases in regular-price selling within the Company’s Misses, Petites, Woman and Accessories & Shoes concepts. Retail store sales were negatively impacted during the first half of 2004 by soft markdown selling that was caused in part by lean inventory levels of casual summer merchandise. Additionally, sales were impacted by weaknesses in two of the Company’s smaller areas, dresses and Talbots Kids, which combined represent approximately 10% of the Company’s total business. The percentage of the Company’s net sales derived from its retail stores was flat at 86% in the first twenty-six weeks of 2004 compared to the first twenty-six weeks of 2003.

     Catalog sales in the first twenty-six weeks of 2004 were $120.1 million compared to $116.0 million in the first twenty-six weeks of 2003, an increase of $4.1 million or 4%. The increase in catalog sales was primarily due to continued strength in the Company’s online business as well as the major spring catalogs performing ahead of the prior year. Sales generated from the Company’s website, www.talbots.com, are included in catalog sales and were 32% of total catalog demand for the first twenty-six weeks of 2004 compared to 26% for the first twenty-six weeks of 2003. The percentage of the Company’s net sales from its catalogs and website was flat at 14% in the first twenty-six weeks of 2004 compared to the first twenty-six weeks of 2003.

     During the first twenty-six weeks of 2004, the Company reduced total catalog circulation by 3% due to the elimination of one catalog in an effort to continue improving catalog productivity. This contributed to an increase in catalog productivity, as measured by sales per catalog and sales per 100 pages distributed. Sales per catalog distributed increased to $4.54 in the first half of 2004 from $4.25 in the first half of 2003, a 7% increase. The Company’s other key measure of catalog productivity, sales per 100 pages distributed, increased 3% for the first twenty-six weeks of 2004 to $5.78 from $5.61 in the first twenty-six weeks of 2003.

     Cost of sales, buying and occupancy expenses as a percentage of net sales, were 61.6% for the first twenty-six weeks of 2004 and 2003 as strong product gross margin, particularly in the first quarter of 2004, was offset by lack of leverage on occupancy and buying costs from the modest growth in comparable store sales.

     Selling, general and administrative expenses increased as a percentage of net sales to 28.8% in the first twenty-six weeks of 2004 compared to 28.5% in the first twenty-six weeks of 2003. This was primarily due to increased marketing costs, including expanded television advertising and continued print advertising. These increases were partially offset by savings associated with reduced catalog circulation primarily due to the elimination of a less productive spring catalog. The Company plans to continue its increased marketing efforts during the remainder of fiscal 2004. The Company also plans to continue its spring trend in catalog distribution, eliminating a less productive fall catalog from planned circulation.

     Net interest expense decreased to $0.7 million in the first twenty-six weeks of 2004 from $1.3 million for the same period in 2003. This decrease was primarily due to lower average short-term borrowings and lower interest rates during the first twenty-six weeks of 2004 compared to the same period in 2003 as well as higher cash balances throughout the first half of the year, which yielded increased interest income. During the first twenty-six weeks of 2004, the Company did not draw from any of its available short-term credit facilities. The average level of outstanding debt, including short-term and long-term borrowings, was $100.0 million in the first twenty-six weeks of 2004 compared to $122.8 million for the same period in 2003. The average interest rate on short-term and long-term borrowings was 2.0% for the first twenty-six weeks of 2004 compared to 2.3% for the first twenty-six weeks of 2003.

     The effective tax rate for the Company was 33.3% for the first twenty-six weeks of 2004 and 37.5% for the first twenty-six weeks of 2003. An income tax benefit of $3.4 million from a positive resolution with the Joint Committee on Taxation during the month of July relating to certain fiscal 1993 and 1994 income tax issues favorably impacted the effective tax rate during the first twenty-six weeks of 2004. Without the $3.4 million benefit, the effective tax rate for the first twenty-six weeks of 2004 would have been 37.5%. In August of 2004 the Company received notice from the Joint Committee on Taxation that similar issues related to fiscal years 1995, 1996 and 1997 had also been favorably resolved. The Company currently expects to record a benefit of $0.02 per diluted share during the third quarter of fiscal 2004 relating to fiscal years 1995 through 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of working capital are cash flows from operating activities and a line-of-credit facility from five banks, with maximum available short-term borrowings of $125.0 million. At July 31, 2004 and August 2, 2003, the Company had no amounts outstanding under this facility. The Company also has a revolving credit facility with four banks totaling $100.0 million. At July 31, 2004 and August 2, 2003, the Company’s borrowings under this facility were $100.0 million. Additionally, the Company has two letter-of-credit agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. At July 31, 2004 and August 2, 2003, the Company had outstanding $127.9 million and $104.9 million, respectively, in purchase commitments under these letter-of-credit arrangements. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.

     For the twenty-six weeks ended July 31, 2004, cash and cash equivalents increased $4.5 million compared to an increase of $25.1 million for the same period in 2003.

     Cash provided by operating activities was $91.6 million during the first twenty-six weeks of 2004 compared to $112.7 million in the first twenty-six weeks of 2003, a decrease of $21.1 million. This decrease was primarily due to increased inventory levels. Inventories as of July 31, 2004 were $203.2 million, an increase of $32.8 million from January 31, 2004. Inventories as of August 2, 2003 were $166.9 million, a decrease of $8.6 million from February 1, 2003. One of the Company’s stated fiscal 2004 initiatives has been to increase its overall inventory levels, reflecting the Company’s targeted outlook for improved customer demand. The Company also experienced early receipt of certain fall inventory during the current quarter. Inventory levels for the remainder of 2004 are currently expected to remain higher on a comparative basis to 2003.

     Capital expenditures for the first twenty-six weeks of fiscal 2004 were $34.9 million compared to $42.3 million in the same period of 2003. The Company used approximately $30.2 million and $36.7 million in the first twenty-six weeks of fiscal 2004 and 2003, respectively, for opening new stores and expanding and renovating existing stores. For the remainder of the fiscal year, the Company currently anticipates approximately $55.0 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores and to enhance the Company’s computer information systems. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2004. The Company expects to open a net of 49 stores in the second half of fiscal 2004, which would bring the Company’s total store count to 1,052 by the end of fiscal 2004.

     During the twenty-six weeks ended July 31, 2004, the Company repurchased $47.3 million, or 1,362,954 shares, of its common stock under its stock repurchase program at an average price of $34.71 per share. These repurchases were made under a stock repurchase program approved by the Company’s Board of Directors in March of 2004 authorizing the Company to purchase an aggregate of $50.0 million in stock from time to time over a two-year period. As of July 31, 2004, the Company had approximately $2.7 million remaining under this authorization, which the Company completed in August. On August 17, 2004, the Company’s Board of Directors approved an additional common stock repurchase program to acquire up to $50.0 million of its outstanding common stock from time to time over a two-year period.

     During the twenty-six weeks ended August 2, 2003, the Company repurchased $36.8 million, or 1,337,180 shares, of its common stock under an earlier $50.0 million stock repurchase authorization at an average price of $27.52 per share.

     During the twenty-six weeks ended July 31, 2004, the Company paid cash dividends of $11.8 million, compared to $10.8 million during the same period of the prior year. Cash dividends were paid at a rate of $0.10 during the first quarter of 2004 and at a rate of $0.11 during the second quarter of 2004. Cash dividends were paid at a rate of $0.09 and $0.10 during the first and second quarters of 2003, respectively.

     The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, capital expenditures for new stores and the expansion and renovation of existing stores and facilities, the purchase of treasury shares and the payment of any dividends that may be declared from time to time. For the next twelve to eighteen months, the Company believes its cash flows from operating activities and funds available under its credit facilities will be sufficient to meet its expected capital expenditures and working capital requirements, including debt service payments.

     The payment and amount of dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook. On August 10, 2004, the Company’s Board of Directors announced a quarterly dividend of $0.11 per share payable on or before September 20, 2004 to shareholders of record as of September 7, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In the Company’s Form 10-K for the year ended January 31, 2004, the Company identified the critical accounting policies and estimates upon which the consolidated financial statements were prepared as those relating to inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, allowance for doubtful accounts and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended July 31, 2004. The Company did not make any changes to these policies during the quarter.

FORWARD-LOOKING INFORMATION

     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “target,” “may,” “will,” or similar statements or variations of such terms. All of our “outlook” information (including future revenues, comparable sales, earnings and EPS, and other future financial performance or operating measures) constitutes forward-looking information. The specialty apparel retail business is an evolving and highly competitive marketplace. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company including our current expectations, assumptions, estimates and projections concerning projected store traffic, level of store sales including regular price selling and markdown selling, and customer preferences. Our forward-looking statements involve substantial known and unknown risks and uncertainties as to future events which may or may not occur, including effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts including the Mens concept, effectiveness of its e-commerce site, acceptance of Talbots fashions including its transitional and fall 2004 fashions, increased inventory levels expected for the 2004 second half, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, the Company’s ability to continue to generate strong cash flows, retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, and the impact of a continued promotional retail environment. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s Current Report on Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission (a copy of which may also be obtained from the Company at 781-741-4500) as well as other periodic reports filed by the Company with the Securities and Exchange Commission and available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. The Company assumes no obligation for updating or revising any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors or information affecting such forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     At July 31, 2004, the Company had variable rate borrowings outstanding of $100.0 million under its revolving credit agreements, which approximate their fair market value. At July 31, 2004, a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or its cash flows.

     The Company enters into certain purchase obligations outside the United States, which are predominantly settled in U.S. dollars, and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial. In addition, the Company opened one store in Canada and no stores in the United Kingdom during the twenty-six weeks ended July 31, 2004. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

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

     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The Company has a stock repurchase program which entitles the Company to repurchase its common stock. At July 31, 2004, the Company had approximately $2.7 million remaining under this repurchase authorization, which the Company completed in August. A summary of the repurchase activity under current and prior repurchase programs, as well as under certain other equity programs, for the thirteen weeks ended July 31, 2004 is below:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
			Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced Plans	under the
Period	Shares Purchased (1)	Paid per share	or Programs (2)	Programs (3)
5/2/04 to 5/31/04	691,780	$34.11	691,130
6/1/2004 to 7/3/04	—	—	—
7/4/04 to 7/31/04	—	—	—

Total	691,780			$2,703,019

1.	Repurchases of 691,130 shares were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The remaining 650 shares represent repurchases in connection with the Company’s payment of the par value of restricted stock forfeited by employees prior to vesting under the Company’s equity compensation plans.

2.	On March 8, 2004, the Company announced that its Board of Directors approved an additional stock repurchase program, which authorized the Company to purchase $50.0 million in stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. As of July 31, 2004, the Company had approximately $2.7 million remaining under this authorization, which the Company completed in August. On August 17, 2004, the Company announced that its Board of Directors approved an additional stock repurchase program, which authorizes the Company to purchase $50.0 million in stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period.

3.	As of July 31, 2004, the Company had $2,697,114 million remaining under its March 2004 approved stock repurchase program, which the Company completed in August. Also as of July 31, 2004, there were 590,500 shares of unvested restricted stock that were subject to buyback at $0.01 per share, or $5,905 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 27, 2004, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected to serve as directors of the Company for a term of one year or until their successors are elected: Arnold B. Zetcher, John W. Gleeson, Elizabeth T. Kennan, Yoichi Kimura, Motoya Okada, Gary M. Pfeiffer, Susan M. Swain, Toshiji Tokiwa and Isao Tsuruta. There are no other directors of the Company.

The election of directors was based on the following votes:

	Votes	Authority
	Cast For	Withheld
Arnold B. Zetcher	46,617,636	7,973,790
John W. Gleeson	53,494,647	1,096,779
Elizabeth T. Kennan	53,018,646	1,572,780
Yoichi Kimura	44,472,858	10,118,568
Motoya Okada	44,872,095	9,719,331
Gary M. Pfeiffer	53,051,324	1,540,102
Susan M. Swain	53,049,972	1,541,454
Toshiji Tokiwa	46,498,053	8,093,373
Isao Tsuruta	46,517,523	8,073,903

The proposal to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent auditors for the 2004 fiscal year was approved at the May 27, 2004 Annual Meeting based on the following votes:

•	53,953,413 votes for

•	614,636 votes against

•	23,377 abstentions

ITEM 6 — EXHIBITS

(a) EXHIBITS

10.30	The Talbots Inc. Directors Deferred Compensation Plan Restated as of May 27, 2004.

11.1	The computation of weighted average number of shares outstanding used in determining basic and diluted earnings per share is incorporated by reference to footnote 5 “Net Income Per Share” on page 8 of this Form 10-Q.

31.1	Certification of Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

(b) REPORTS ON FORM 8-K

1.	The Company furnished a Current Report on Form 8-K on May 6, 2004, relating to its sales results for April 2004.*

2.	The Company furnished a Current Report on Form 8-K on May 19, 2004, relating to its financial results for the first quarter of 2004.*

3.	The Company filed a Current Report on Form 8-K on June 4, 2004, relating to an amendment to its Credit Agreement with the Bank of Tokyo-Mitsubishi, Ltd.

4.	The Company furnished a Current Report on Form 8-K on August 5, 2004, relating to its sales results for July 2004.*

5.	The Company furnished a Current Report on Form 8-K on August 18, 2004 relating to its financial results for the second quarter of 2004.*

*	Information “furnished” with Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: September 8, 2004	By:	/s/ Edward L. Larsen

Edward L. Larsen
Senior Vice President, Finance,
Chief Financial Officer and
Treasurer