Form 10-Q
period 2004-10-30
TALBOTS INC
filed 2004-12-09
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2004

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

     Yes     [X]                                                                                                                        No     [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	December 6, 2004
Common Stock, $0.01 par value	54,126,667

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004 AND NOVEMBER 1, 2003
(Amounts in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
NET SALES	$421,170	$408,148	$1,249,539	$1,192,764

COSTS AND EXPENSES:
Cost of sales, buying and occupancy	261,119	233,974	771,009	717,344
Selling, general and administrative	122,443	118,055	361,181	341,360

OPERATING INCOME	37,608	56,119	117,349	134,060

INTEREST:
Interest expense	728	525	1,705	1,907
Interest income	116	76	402	188

INTEREST EXPENSE - NET	612	449	1,303	1,719

INCOME BEFORE TAXES	36,996	55,670	116,046	132,341

INCOME TAXES	9,390	20,876	35,683	49,628

NET INCOME	$27,606	$34,794	$80,363	$82,713

NET INCOME PER SHARE:

Basic	$0.51	$0.62	$1.45	$1.46

Diluted	$0.50	$0.60	$1.42	$1.43

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in thousands):

Basic	54,376	56,363	55,444	56,583

Diluted	55,364	57,966	56,780	57,947

CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.20	$0.32	$0.39

See accompanying notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 30, 2004, JANUARY 31, 2004 AND NOVEMBER 1, 2003
 (Amounts in thousands except share and per share data)

	October 30,	January 31,	November 1,
	2004	2004	2003
	(unaudited)	(audited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,065	$85,655	$26,593
Customer accounts receivable - net	207,250	182,686	198,236
Merchandise inventories	263,351	170,447	215,910
Deferred catalog costs	6,661	4,449	6,020
Due from affiliates	9,589	10,046	10,653
Deferred income taxes	15,698	13,664	12,285
Prepaid and other current assets	50,895	29,207	34,690

TOTAL CURRENT ASSETS	560,509	496,154	504,387

PROPERTY AND EQUIPMENT - NET	338,864	337,417	329,869

GOODWILL - NET	35,513	35,513	35,513

TRADEMARKS - NET	75,884	75,884	75,884

OTHER ASSETS	15,324	13,424	12,295

TOTAL ASSETS	$1,026,094	$958,392	$957,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to banks	$35,000	$—	$9,000
Accounts payable	61,774	50,058	49,360
Income taxes payable	35,876	15,043	32,115
Accrued liabilities	108,695	101,041	103,257

TOTAL CURRENT LIABILITIES	241,345	166,142	193,732

LONG-TERM DEBT	100,000	100,000	100,000

DEFERRED RENT UNDER LEASE COMMITMENTS	25,652	23,897	23,239

DEFERRED INCOME TAXES	15,380	10,540	5,116

OTHER LIABILITIES	46,752	41,687	36,658

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000,000 authorized; 76,934,499 shares, 76,245,075 shares and 75,836,855 shares issued, respectively, and 54,121,032 shares, 56,675,506 shares and 56,678,124 shares outstanding, respectively	769	762	758
Additional paid-in capital	432,796	411,874	402,541
Retained earnings	717,746	655,288	633,311
Accumulated other comprehensive loss	(9,271)	(14,601)	(13,047)
Deferred compensation	(13,453)	(6,154)	(6,509)
Treasury stock, at cost; 22,813,467 shares, 19,569,569 shares and 19,158,731 shares, respectively	(531,622)	(431,043)	(417,851)

TOTAL STOCKHOLDERS’ EQUITY	596,965	616,126	599,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,026,094	$958,392	$957,948

See accompanying notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004 AND NOVEMBER 1, 2003
 (Amounts in thousands)

	Thirty-Nine Weeks Ended
	October 30,	November 1,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$80,363	$82,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,564	48,815
Deferred rent	1,722	2,509
Amortization of deferred compensation	3,324	1,249
Loss on disposal of property and equipment	1,275	2,040
Tax benefit from options exercised	2,459	1,795
Deferred income taxes	2,873	273
Changes in other assets	(1,900)	(2,892)
Changes in other liabilities	5,065	3,959
Changes in current assets and liabilities:
Customer accounts receivable	(24,487)	(16,931)
Merchandise inventories	(91,018)	(39,998)
Deferred catalog costs	(2,212)	(143)
Due from affiliates	457	(1,860)
Prepaid and other current assets	(19,539)	(5,509)
Accounts payable	11,690	947
Income taxes payable	20,848	20,527
Accrued liabilities	7,508	9,367

NET CASH PROVIDED BY OPERATING ACTIVITIES	51,992	106,861

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(55,379)	(65,466)
Proceeds from disposal of property and equipment	—	807

NET CASH USED IN INVESTING ACTIVITIES	(55,379)	(64,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable to banks	35,000	9,000
Proceeds from options exercised	7,252	3,670
Cash dividends	(17,905)	(16,474)
Purchase of treasury stock	(99,986)	(38,146)

NET CASH USED IN FINANCING ACTIVITIES	(75,639)	(41,950)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	436	775

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78,590)	1,027

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,655	25,566

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,065	$26,593

See accompanying notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Amounts in thousands except share and per share data)

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

2. FEDERAL AND STATE INCOME TAXES

     The Company has provided for income taxes based on the estimated annual effective rate method. The effective tax rate during the thirteen weeks ended October 30, 2004 was impacted by an income tax benefit of $4.4 million from a favorable resolution with the Joint Committee on Taxation of certain income tax issues relating to fiscal years 1995 through 1997. The effective tax rate during the thirty-nine weeks ended October 30, 2004 was impacted by an income tax benefit of $7.8 million from favorable resolutions with the Joint Committee on Taxation of certain income tax issues relating to fiscal years 1993 through 1997. In November 2004, the Company received all refunds from the Internal Revenue Service related to these matters. Additionally, the fiscal 1998 through 2000 federal tax years have been closed without adjustment.

3. COMPREHENSIVE INCOME

     The following is the Company’s comprehensive income for the periods ended October 30, 2004 and November 1, 2003:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net income	$27,606	$34,794	$80,363	$82,713
Other comprehensive income:
Cumulative foreign currency translation adjustment	5,029	1,662	5,330	2,390

Comprehensive income	$32,635	$36,456	$85,693	$85,103

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net income, as reported	$27,606	$34,794	$80,363	$82,713
Add: stock-based compensation included in reported net income, net of related tax effects	773	248	2,078	658
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(3,002)	(3,862)	(8,003)	(10,720)

Pro forma net income	$25,377	$31,180	$74,438	$72,651

Earnings per share:
Basic-as reported	$0.51	$0.62	$1.45	$1.46

Basic-pro forma	$0.47	$0.55	$1.34	$1.28

Diluted-as reported	$0.50	$0.60	$1.42	$1.43

Diluted-pro forma	$0.46	$0.54	$1.31	$1.25

     During the first quarter of fiscal 2004 and 2003, the Company issued 298,075 shares and 307,125 shares, respectively, of performance accelerated restricted stock, with a total market value at grant date of approximately $10.1 million and $7.7 million, respectively, to key employees of the Company under the Company’s shareholder-approved 2003 Executive Stock Based Incentive Plan. The fair values of the shares have been recorded as deferred compensation and are being amortized as compensation expense over the estimated vesting period, which is three to five years.

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

5. NET INCOME PER SHARE

     The weighted average shares used in computing basic and diluted net income per share are presented below. For the thirteen weeks ended October 30, 2004 and November 1, 2003, options to purchase 3,314,498 and 2,335,680 shares of common stock, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and their effect would be anti-dilutive. For the thirty-nine weeks ended October 30, 2004 and November 1, 2003, options to purchase 3,213,898 and 2,407,680 shares, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and their effect would be anti-dilutive.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Shares for computation of basic net income per share	54,376	56,363	55,444	56,583
Effect of stock compensation plans	988	1,603	1,336	1,364

Shares for computation of diluted net income per share	55,364	57,966	56,780	57,947

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

     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s classic apparel, accessories & shoes through its retail stores, while the Catalog Segment derives its revenues through its approximately 24 distinct catalog mailings per year and online at www.talbots.com.

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

     The following is the Stores Segment and Catalog Segment information for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003:

	Thirteen Weeks Ended
	October 30, 2004			November 1, 2003
	Stores	Catalog	Total	Stores	Catalog	Total
Net sales	$361,514	$59,656	$421,170	$344,961	$63,187	$408,148
Direct profit	53,512	13,605	67,117	68,239	17,072	85,311

	Thirty-Nine Weeks Ended
	October 30, 2004			November 1, 2003
	Stores	Catalog	Total	Stores	Catalog	Total
Net sales	$1,069,748	$179,791	$1,249,539	$1,013,519	$179,245	$1,192,764
Direct profit	168,718	39,321	208,039	187,108	40,056	227,164

     The following reconciles direct profit to consolidated net income for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Total direct profit for reportable segments	$67,117	$85,311	$208,039	$227,164
Less: indirect expenses	29,509	29,192	90,690	93,104

Operating income	37,608	56,119	117,349	134,060
Interest expense, net	612	449	1,303	1,719

Income before taxes	36,996	55,670	116,046	132,341
Income taxes	9,390	20,876	35,683	49,628

Consolidated net income	$27,606	$34,794	$80,363	$82,713

7. EMPLOYEE BENEFIT PLANS

     Net periodic benefit cost is comprised of the following components for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003:

     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Service cost	$2,010	$1,652	$6,030	$4,956
Interest cost	1,495	1,235	4,405	3,705
Expected return on plan assets	(1,490)	(1,287)	(4,469)	(3,861)
Net amortization and deferral	812	501	2,356	1,503

Net periodic benefit cost	$2,827	$2,101	$8,322	$6,303

     During the thirteen weeks ended October 30, 2004 and November 1, 2003, the Company voluntarily contributed $8.0 million and $7.0 million, respectively, to its Pension Plan.

     The components of the Company’s SERP expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Service cost	$170	$157	$550	$471
Interest cost	175	160	557	480
Net amortization and deferral	76	68	246	204

Net periodic benefit cost	$421	$385	$1,353	$1,155

     The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Service cost	$175	$113	$477	$339
Interest cost	96	63	246	189
Net amortization and deferral	27	—	37	—

Net periodic benefit cost	$298	$176	$760	$528

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

  RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	62.0%	57.3%	61.7%	60.1%
Selling, general and administrative expenses	29.1%	28.9%	28.9%	28.6%
Operating income	8.9%	13.7%	9.4%	11.2%
Interest expense, net	0.1%	0.1%	0.1%	0.1%
Income before taxes	8.8%	13.6%	9.3%	11.1%
Income taxes	2.2%	5.1%	2.9%	4.2%

Net income	6.6%	8.5%	6.4%	6.9%

THE THIRTEEN WEEKS ENDED OCTOBER 30, 2004 COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 1, 2003 (THIRD QUARTER)

     Net sales in the third quarter of 2004 were $421.2 million compared to $408.2 million in the third quarter of 2003, an increase of $13.0 million or 3%. Operating income was $37.6 million in the third quarter of 2004 compared to $56.1 million in the third quarter of 2003, a decrease of $18.5 million or 33%.

     Retail store sales in the third quarter of 2004 were $361.5 million compared to $345.0 million in the third quarter of 2003, an increase of $16.5 million or 5%. The increase in retail store sales was primarily due to the increase in the number of stores. As of October 30, 2004, the Company operated a total of 1,034 stores with gross and selling square footage of approximately 4.2 million and 3.2 million feet, respectively. This represents an increase of approximately 8% in gross and selling square footage from November 1, 2003, when the Company operated 957 stores.

     Reflected in retail stores sales was a $0.2 million, or 0.1% decrease in comparable stores sales. This decrease in comparable store sales was attributable to weak August and September sales results offset by strong October sales. In August, comparable store sales were negatively impacted by reduced inventory levels of markdown merchandise available for the Company’s semi-annual sale event. In September, the Company believes sales were negatively impacted by a late Labor Day and further compounded by the effects of multiple hurricanes in the southeastern portion of the country. The Company believes that the hurricanes impacted total comparable store sales by approximately 1 to 1.5 percentage points. Also in September, the Company’s mid-season sale did not follow its historical pattern of driving increases in regular-price selling. However, the Company experienced significant improvement in its regular-priced selling during October. Also in October, a planned increase in inventories helped to sustain a healthy level of markdown selling, which was experienced throughout the latter portion of the quarter. The percentage of the Company’s net sales derived from its retail stores increased to 86% in the third quarter of 2004 compared to 85% in the third quarter of 2003.

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

     Catalog sales in the third quarter of 2004 were $59.7 million compared to $63.2 million in the third quarter of 2003, a decrease of $3.5 million or 6%. Sales generated from the Company’s website, www.talbots.com, are included in catalog sales. Catalog sales during the quarter were negatively impacted by a planned reduction in catalog circulation and management believes may also have been negatively impacted by the timing of distribution of certain fall catalogs due to a late Labor Day. The percentage of the Company’s net sales derived from its catalog and website decreased to 14% in the third quarter of 2004 compared to 15% in the third quarter of 2003.

     Because the Company sells a wide range of products, which by their nature are subject to constantly changing business strategies and competitive positioning, it is not possible to attribute changes in retail sales or catalog sales to specific changes in prices, changes in volume or changes in product mix.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 62.0% in the third quarter of 2004 from 57.3% in the third quarter of 2003 due primarily to a decline in pure product gross margin of approximately 380 basis points due to an increase in markdowns during the quarter, as well as September’s regular-priced sales shortfall. This increase was also due to higher fixed occupancy costs as a percentage of net sales during the period.

     Selling, general and administrative expenses as a percentage of net sales increased to 29.1% in the third quarter of 2004, compared to 28.9% in the third quarter of 2003. This increase was due primarily to higher store payroll costs as a percentage of net sales during the quarter. During the fourth quarter, the Company currently expects the current trend in selling, general and administrative expenses to continue.

     Net interest expense increased to $0.6 million in the third quarter of 2004 compared to $0.4 million in the third quarter of 2003. This increase was due primarily to higher interest rates during the third quarter of 2004 compared to the third quarter of 2003. The average interest rate on short-term and long-term borrowings was 2.4% in the third quarter of 2004 compared to 1.7% in the third quarter of 2003. The average level of outstanding debt, including short-term and long-term borrowings, was $121.0 million in the third quarter of 2004 compared to $123.6 million in the third quarter of 2003.

     Income tax expense for the third quarter of 2004 was $9.4 million, resulting in an effective tax rate of 25.4% compared to 37.5% for the third quarter of 2003. An income tax benefit of $4.4 million, from a positive resolution with the Joint Committee on Taxation relating to certain income tax issues for fiscal 1995 through 1997, favorably impacted the effective tax rate during the third quarter of 2004. Without the $4.4 million benefit, the effective tax rate for the third quarter of 2004 would have been 37.5%.

THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004 COMPARED TO THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003

     Net sales in the first thirty-nine weeks of 2004 were $1,249.6 million compared to $1,192.8 million in the first thirty-nine weeks of 2003, an increase of $56.8 million or 5%. Operating income in the first thirty-nine weeks of 2004 was $117.3 million compared to $134.1 million in the first thirty-nine weeks of 2003, a decrease of $16.8 million or 13%.

     Retail store sales in the first thirty-nine weeks of 2004 were $1,069.8 million compared to $1,013.6 million in the first thirty-nine weeks of 2003, an increase of $56.2 million or 6%. The increase in retail store sales was primarily attributable to the increase in the number of stores. The increase in retail store sales was also due to a $5.6 million, or 0.6% increase in comparable stores sales driven by moderate increases in regular-price selling during the second quarter, and early positive response to spring assortments during the first quarter. The percentage of the Company’s net sales derived from its retail stores increased to 86% in the first thirty-nine weeks of 2004 compared to 85% in the first thirty-nine weeks of 2003.

     Catalog sales in the first thirty-nine weeks of 2004 were $179.8 million compared to $179.2 million in the first thirty-nine weeks of 2003, an increase of $0.6 million or 0.3%. Sales generated from the Company’s website, www.talbots.com, are included in catalog sales and were 31% of total catalog demand for the first thirty-nine weeks of 2004 compared to 26% for the first thirty-nine weeks of 2003. The percentage of the Company’s net sales from its catalogs and website decreased to 14% in the first thirty-nine weeks of 2004 compared to 15% for the first thirty-nine weeks of 2003.

     Cost of sales, buying and occupancy expenses as a percentage of net sales were 61.7% for the first thirty-nine weeks of 2004 and 60.1% during the first thirty-nine weeks of 2003, as strong product margin during the first quarter was offset by declining product margins in the second and third quarters, coupled with higher fixed occupancy costs as a percentage of net sales.

     Selling, general and administrative expenses increased as a percentage of net sales to 28.9% in the first thirty-nine weeks of 2004 compared to 28.6% in the first thirty-nine weeks of 2003. This was primarily due to increased marketing costs, including expanded television and print advertising during the first and second quarters. In addition, the increase was due to higher store payroll costs as a percentage of net sales.

     Net interest expense decreased to $1.3 million in the first thirty-nine weeks of 2004 from $1.7 million for the same period in 2003. This decrease was due to lower average borrowings during the first thirty-nine weeks of 2004 compared to the same period in 2003. The average level of outstanding debt, including short-term and long-term borrowings, was $107.0 million in the first thirty-nine weeks of 2004 compared to $123.1 million for the same period in 2003. The average interest rate on short-term and long-term borrowings was 2.1% for the first thirty-nine weeks of 2004 and 2003.

     The effective tax rate for the Company was 30.8% for the first thirty-nine weeks of 2004 and 37.5% for the first thirty-nine weeks of 2003. An income tax benefit of $7.8 million, from positive resolutions with the Joint Committee on Taxation relating to certain income tax issues for fiscal 1993 through 1997, favorably impacted the effective tax rate during the first thirty-nine weeks of 2004. Without the $7.8 million benefit, the effective tax rate for the first thirty-nine weeks of 2004 would have been 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of working capital are cash flows from operating activities and line-of-credit facilities from five banks, with maximum available short-term borrowings of $125.0 million. As of October 30, 2004 and November 1, 2003, the Company had $35.0 and $9.0 million, respectively, outstanding under these facilities. The Company also has long-term revolving credit facilities with four banks totaling $100.0 million. At October 30, 2004 and November 1, 2003, the Company’s borrowings under these facilities were $100.0 million. Additionally, the Company has two letter-of-credit agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. At October 30, 2004 and November 1, 2003, the Company had outstanding $114.4 million and $84.3 million, respectively, in purchase commitments under these letter-of-credit arrangements. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.

     For the thirty-nine weeks ended October 30, 2004, cash and cash equivalents decreased $78.6 million compared to an increase of $1.0 million for the same period in 2003.

     Cash provided by operating activities was $52.0 million during the first thirty-nine weeks of 2004 compared to $106.9 million in the first thirty-nine weeks of 2003, a decrease of $54.9 million. This decrease was primarily due to increased inventory levels during the first thirty-nine weeks of 2004. Inventories as of October 30, 2004 were $263.4 million, an increase of $91.0 million from January 31, 2004. Inventories as of November 1, 2003 were $215.9 million, an increase of $40.0 million from February 1, 2003. The increased inventory purchases were part of the Company’s plan to increase its overall inventory levels, which reflected the Company’s targeted outlook for improved customer demand. Inventory levels for the remainder of 2004 are currently expected to remain higher on an average basis compared to 2003 and are currently expected to be up, on a square foot basis, in the mid-teens percentage range compared to last year. The increase in prepaid expenses and other current assets is primarily attributable to the receivable due to the Company related to the favorable resolution with the Joint Committee on Taxation of certain income tax issues relating to fiscal years 1993 through 1997. In addition, during the thirteen weeks ended October 30, 2004 and November 1, 2003, the Company voluntarily contributed $8.0 million and $7.0 million, respectively, to its Pension Plan.

     Capital expenditures for the first thirty-nine weeks of fiscal 2004 were $55.4 million compared to $65.5 million in the same period of 2003. The Company used approximately $48.1 million and $57.1 million in the first thirty-nine weeks of fiscal 2004 and 2003, respectively, for opening new stores and expanding and renovating existing stores. During the first thirty-nine weeks of fiscal 2004, the Company opened 57 new stores, bringing the total number of stores to 1,034 as of October 30, 2004. For the remainder of the fiscal year, the Company currently anticipates approximately $34.0 million in additional capital expenditures for the opening of new stores and expanding and renovating existing stores and to enhance the Company’s computer information systems. The actual amount of such capital expenditures will depend on the number and type of stores being opened, expanded and renovated, and the schedule of its capital expenditure activity during the remainder of fiscal 2004. The Company expects to open a net of 18 stores in the fourth quarter of fiscal 2004, which would bring the Company’s total store count to 1,052 by the end of fiscal 2004.

     Cash used in financing activities during the first thirty-nine weeks of fiscal 2004 was $75.6 million compared to $42.0 million during the same period of the prior year. The primary use of funds during 2004 was a result of the Company’s repurchase of $100.0 million, or 3,222,423 shares, of its common stock under its stock repurchase programs at an average price of $31.03 per share. These repurchases were made under stock repurchase programs approved by the Company’s Board of Directors during fiscal 2004 authorizing the Company to purchase an aggregate of $100.0 million in stock from time to time over two-year periods. During the thirty-nine weeks ended November 1, 2003, the Company repurchased $36.8 million, or 1,337,180 shares, of its common stock under a stock repurchase program authorized by the Board of Directors at an average price of $27.52 per share.

     As of October 30, 2004, the Company had $35.0 million in outstanding short-term borrowings compared to $9.0 million as of November 1, 2003. The Company from time to time borrows under its line of credit facility for working capital and similar general corporate needs. The Company plans to pay down all currently outstanding short-term borrowings during the fourth quarter of fiscal 2004.

     During the thirty-nine weeks ended October 30, 2004, the Company paid cash dividends of $17.9 million, compared to $16.5 million during the same period of the prior year. Cash dividends were paid at a rate of $0.10 during the first quarter of 2004, and at a rate of $0.11 during the second and third quarters of 2004. Cash dividends were paid at a rate of $0.09 during the first quarter of 2003 and at a rate of $0.10 during the second and third quarters of 2003, respectively. During fiscal 2003, the Company declared its fourth quarter dividend within its fiscal third quarter. Therefore, the dividends declared line on the statement of earnings for the thirteen weeks ended November 1, 2003 includes the third and fourth quarter dividend declarations. During the thirteen weeks ended October 30, 2004, the Company declared its third quarter dividend only. On November 8, 2004, the Company’s Board of Directors announced a quarterly dividend of $0.11 per share payable on or before December 20, 2004 to shareholders of record as of December 6, 2004. The payment and amount of any future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In the Company’s Form 10-K for the year ended January 31, 2004, the Company identified the critical accounting policies and estimates upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, allowance for doubtful accounts and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended October 30, 2004. The Company did not make any significant changes to these policies during the quarter.

FORWARD-LOOKING INFORMATION

     The foregoing contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “would,” or similar statements or variations of such terms. Any of the “outlook” information (including future revenues, future comparable sales, future earnings, future EPS, or other future financial performance or operating measures) constitutes forward-looking information.

     Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our Company which involve risks and uncertainty, including assumptions and projections concerning store traffic, levels of store sales including regular-price selling and markdown selling, and customer preferences. All of our outlook information and other forward-looking statements are as of the date of this report only. The Company can give no assurance that such outlook or expectations will prove to be correct and does not undertake to update or revise any “outlook” information or any other forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances occurring after the date of this release, even if such results, changes or circumstances make it clear that any projected results will not be realized.

     Our forward-looking statements involve substantial known and unknown risks and uncertainties as to future events which may or may not occur, including effectiveness of the Company’s brand awareness and marketing programs, success of its important fourth quarter holiday selling season, any negative trends in its regular-price or markdown selling, effectiveness and profitability of new concepts including the Mens concept, effectiveness of its e-commerce site, acceptance of Talbots fashions including its winter 2004 fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, increased merchandise inventory levels expected for the remainder of 2004, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, and the impact of a continued promotional retail environment. In each case, actual results may differ materially from such forward-looking information.

     Certain other factors that may cause actual results to differ from such forward-looking statements are included in the Company’s other periodic reports filed with the Securities and Exchange Commission and available on the Talbots website under “Investor Relations,” and you are urged to carefully consider all such factors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     At October 30, 2004 the Company had variable rate borrowings outstanding of $135.0 million under its revolving credit agreements, which approximate their fair market value. At October 30, 2004, a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or its cash flows.

     The Company enters into certain purchase obligations outside the United States, which are predominantly settled in U.S. dollars, and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial. The Company believes its foreign currency transaction risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

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

     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended October 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  (c) A summary of the Company’s stock repurchase activity under repurchase programs, as well as under certain other equity programs, for the thirteen weeks ended October 30, 2004 is below:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
			Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced Plans	under the
Period	Shares Purchased (1)	Paid per share	or Programs (2)	Programs (3)
8/01/04 to 8/28/04	475,402	$27.83	464,402	—
8/29/2004 to 10/2/04	1,396,067	28.51	1,395,067	—
10/3/04 to 10/30/04	—	—	—	—

Total	1,871,469	—	1,859,469	$5,786

1.	Repurchases of 1,859,469 shares were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The remaining 12,000 shares represent repurchases in connection with the Company’s payment of the par value of restricted stock forfeited by employees prior to vesting under the Company’s equity compensation plans.

2.	On March 8, 2004, the Company announced that its Board of Directors approved a stock repurchase program which authorized the Company to purchase $50.0 million in stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. During the thirteen weeks ended October 30, 2004, the Company completed the repurchases under this authorization. On August 17, 2004 the Company announced that its Board of Directors approved an additional stock repurchase program, which authorized the Company to purchase $50.0 million in stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. During the thirteen weeks ended October 30, 2004, the Company completed the repurchases under this authorization.

3.	As of October 30, 2004, there were 578,550 shares of unvested restricted stock that were subject to buyback at $0.01 per share, or $5,786 in the aggregate, that the Company has the option to repurchase if an employee terminates prior to vesting.

Item 6. EXHIBITS

31.1	Certification of Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TALBOTS, INC.

Dated: December 8, 2004	By:	/s/ Edward L. Larsen Edward L. Larsen Senior Vice President, Finance, Chief Financial Officer and Treasurer