Form 10-K
period 2005-01-29
TALBOTS INC
filed 2005-04-14
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to
Commission File Number 1-12552
THE TALBOTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1111318
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
One Talbots Drive, Hingham, Massachusetts 02043
(Address of principal executive offices)
Registrant’s telephone number, including area code
781-749-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑     No ☐
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price of $30.80 per share as quoted by the NYSE) as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2004, was $717 million.
      As of April 1, 2005, 54,548,758 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference
      Portions of the registrant’s proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

The Talbots, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended January 29, 2005

PART I

Item 1.	Business.
General
      The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Talbots” or the “Company”), is a leading national specialty retailer and cataloger of women’s, children’s and men’s classic apparel, accessories and shoes. The Company has grown significantly over the past ten years, with the number of stores increasing from 395 stores at the end of 1994 to 1,049 stores at the end of 2004. During 2004, Talbots issued 24 separate catalogs with a combined circulation of approximately 46.3 million compared to circulation of 59.0 million in 1994. In 1999, the Company began offering its merchandise online at www.talbots.com. Sales through the Company’s website are reported with catalog sales. Total Company net sales were $1,697.8 million in 2004, of which retail store sales were $1,454.6 million and catalog sales were $243.2 million.
      Talbots follows the National Retail Federation’s fiscal calendar. Where a reference is made to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. For example, “2004” refers to the 52-week fiscal year ended January 29, 2005, “2003” refers to the 52-week fiscal year ended January 31, 2004, and “2002” refers to the 52-week fiscal year ended February 1, 2003.
      Talbots offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own branded merchandise in misses, petites, woman’s and woman’s petite sizes. Talbots Kids offers an assortment of high quality classic clothing and accessories for infants, toddlers, boys and girls. Talbots Mens offers a distinguished line of classic men’s sportswear and dress furnishings.
      Talbots merchandising strategy focuses on achieving a “classic look” that emphasizes timeless styles and quality. Talbots stores, catalogs and website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric and fit of Talbots merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its customers are affluent, college-educated and employed, primarily in professional and managerial occupations, and are attracted to Talbots by its focused merchandising strategy, personalized customer service, and continual flow of high quality, reasonably priced classic merchandise.
      Talbots has established a market niche as a brand in women’s, children’s and men’s classic apparel, accessories and shoes. In 2004, over 97% of the Company’s merchandise consisted of styles that were sold exclusively under the Talbots label. Most of this merchandise is manufactured to the specifications of the Company’s technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors.
      The Company operates its stores, catalogs and website as an integrated business and provides the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs or online. The Company believes that the synergy across these distribution channels offers an important and uncommon convenience to its customers. It also provides a competitive advantage to the Company in identifying new store sites and testing new business concepts.
      The first Talbots store was opened in 1947 in Hingham, Massachusetts, by Rudolph and Nancy Talbot. The first Talbots catalog was issued the following year with a circulation of approximately 3,000. Additional stores were opened beginning in 1955, and there were a total of five Talbots stores by 1973, at which time the Company was acquired by General Mills, Inc. Talbots continued to expand and grew to 126 stores by 1988. In 1988, AEON (U.S.A.), Inc. (“AEON U.S.A.”), acquired Talbots (the “Acquisition”). AEON U.S.A. is a wholly owned subsidiary of AEON Co., Ltd. (“AEON”), a Japanese retail conglomerate. In 1993, the Company effected an initial public offering of its common stock (the “Offering”), issuing approximately 25.2 million shares of common stock. Subsequent to the Offering, AEON U.S.A. has remained the

Company’s majority shareholder, and at January 29, 2005 owned approximately 57% of the outstanding common stock of the Company.
      The Company has grown significantly since the Acquisition by adding stores and developing new complementary business concepts that capitalize on the strength of the Talbots name and its loyal customer base. By January 29, 2005, the number of stores increased to 1,049 and were located in 47 states, the District of Columbia, Canada and the United Kingdom. This included 521 Talbots Misses stores (including 20 Misses stores in Canada and five Misses stores in the United Kingdom), 285 Talbots Petites stores (including four Petites stores in Canada), 41 Talbots Accessories & Shoes stores, 71 Talbots Kids stores, 95 Talbots Woman stores (including three Talbots Woman stores in Canada), 11 Talbots Mens stores, one Talbots Collection store and 24 Talbots Outlet stores (including one in Canada and one in the United Kingdom).
      Talbots catalog business has also undergone changes in the past ten years. The circulation of catalogs has been reduced by 22% from 59.0 million catalogs in 1994 to 46.3 million catalogs in 2004. This planned reduction in circulation has been an integral part of a strategy to better focus the distribution of catalogs to proven customers.
      In 1999, Talbots launched its website, www.talbots.com. This distribution channel is a natural extension of the Company’s existing store and catalog channels. The same broad assortment of Talbots existing store and catalog classic merchandise is available online with one-stop shopping for Talbots Misses, Petites, Woman, Woman Petites, Accessories & Shoes, Kids and Mens apparel. In fiscal 2004, the website accounted for approximately 36% of total catalog sales.
      Information concerning the Company’s retail store business and the Company’s catalog and online business and certain geographic information is contained in Note 13 of the Company’s consolidated financial statements included in this Form 10-K and is incorporated in this Item 1 by reference.
Strategy
      The key elements of the Company’s strategy are to: (1) maintain its strong competitive position in the classic niche by providing consistently classic women’s, children’s and men’s apparel, accessories and shoes, (2) continue to operate as a branded merchandise retailer, (3) maintain its posture as a limited promotion retailer, (4) continue to capitalize on its complementary store, catalog and online operations, (5) continue to provide superior customer service, and (6) offer a broad mix of store location types.
      Market Niche in Classic Apparel. Talbots offers a distinctive collection of women’s sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, and men’s apparel featuring a collection of sportswear and dress furnishings and kids apparel consisting almost exclusively of the Company’s own branded merchandise. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. An important aspect of the Company’s marketing strategy is wardrobing the customer from “head-to-toe.” The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, accessories and shoes will be affected by sudden changes in fashion trends.
      Talbots Brand. The clothing assortment under the Talbots brand exceeded 97% of inventory purchased in 2004. Sales of branded merchandise generally provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establishes Talbots identity as a brand of women’s, children’s and men’s classic apparel.
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
      Complementary Store, Catalog and Online Operations. The Company’s strategy is to operate its stores, catalogs and website as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs or online. The Company believes that the synergy across these distribution channels offers an important convenience to its customers, provides a competitive advantage to the Company, and is an important element in identifying new store sites.
      Talbots catalogs and website provide customers with a broader selection of sizes and colors than its stores. In each of its United States stores, Talbots offers a “Red Line” phone which connects the store customer directly to a catalog telemarketing sales associate. This service can be used by store customers to order a particular size or color of an item that is not available or is sold out in the store. A flat shipping and handling charge is provided to customers who use the “Red Line” phone service. In addition to providing customers the convenience of ordering Talbots merchandise, the Company generally uses its catalogs and website to communicate its classic image, to provide customers with fashion guidance in coordinating outfits, and to generate store traffic. Merchandise can be easily returned or exchanged at any Talbots store or returned to the Company by mail.
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
      In conjunction with the Company’s well-established catalog operation, there is a strong infrastructure in place to support its website, www.talbots.com, including the Company’s existing distribution and fulfillment capabilities. As with catalog merchandise, items can be easily returned or exchanged at any Talbots store or returned to the Company by mail. In fiscal 2004, online sales accounted for approximately 36% of total catalog sales compared to 30% in fiscal 2003.
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
      Broad Mix of Store Locations. The Company believes that providing a broad mix of store location types helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient to its customers. As of January 29, 2005, the Company had 38% of its stores in malls, 40% in specialty centers, 10% in village locations, 7% as freestanding stores, 2% in outlet locations and 3% in urban locations.
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
      Branded Merchandise Design and Purchasing. Talbots branded merchandise is designed and produced through the coordinated efforts of the Company’s merchandising and manufacturing teams. These teams consist of the New York-based product development office, the Hingham-based buying and manufacturing staff, and the Hong Kong-based production office. Styles for Talbots branded merchandise are developed based upon prior years’ sales history and current fashion trends for each of the Company’s two main seasons, spring and fall.
      The New York-based Talbots product development office oversees the conceptualization of Talbots merchandise. This initial product determination concerns styling, color, yarn, prints, trim, and fabrication recommendations. The development process begins approximately nine to twelve months before the expected in-house delivery date of the merchandise.
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
      Sourcing. In fiscal 2004, Talbots purchased approximately 72% of its merchandise directly from offshore vendors, and the remaining 28% through domestic-based vendors. During the year, the Company’s Hong Kong office accounted for approximately 44% of Talbots total direct offshore sourcing, with the remaining 56% being handled through various agents. In fiscal 2004, approximately 32% of Talbots merchandise was sourced through Hong Kong.
      In order to diversify the Company’s sourcing operations, additional exclusive overseas sourcing offices have been established in Jakarta, Indonesia, in Bangkok, Thailand, and in Singapore. Under the terms of an agreement between the Company and Eralda Industries (“Eralda”), a long-time supplier of the Company, Eralda serves as the Company’s exclusive agent and has established these offices to serve the Company in this capacity.
      In addition to the Company’s office in Hong Kong, which deals with local manufacturers, and the sourcing arrangement with Eralda, Talbots utilizes non-exclusive agents in Japan, Korea, Italy, Portugal, Spain and Brazil plus domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to ensure that no one company or country is responsible for a disproportionate amount of Talbots merchandise. Directly sourced merchandise is currently manufactured to the Company’s specifications by independent foreign factories located primarily in Hong Kong and other provinces of China and in South Korea in Asia, and primarily Italy in Europe.
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
      On January 1, 2005, in association with the World Trade Organization (“WTO”), apparel quotas ceased to exist after a thirty-year reign. During the early stages of this post quota era, the focus has been on China. Many clothing retailers expected to see decreases in the price of clothing with the elimination of the quota system. Others had plans to transfer those same expected savings into improved margins and improved quality. However, information is still unclear and incomplete during the early months following quota elimination. It is possible that retailers may actually see an increase in the cost of goods in the period immediately following the phase out. These could be in the form of export licensing fees or export taxes. It is also possible that other forms of control may replace the former WTO system such as self-policing by China and, or, safeguards by the United States. Due to these various factors, the Company is uncertain of exactly how the elimination of the WTO quota will affect Talbots. The Company has taken a number of steps to protect itself including a balance of placements by business and country of origin as well as a reduced dependency on China origin merchandise, particularly in the second half of 2005. The Company has long-standing partnerships with many of its key vendors, which will be important during this transitional time.
Expansion
      An important aspect of the Company’s business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores. The Company has grown significantly over the past ten years, with the number of stores increasing from 395 stores at the end of 1994 to 1,049 stores at the end of 2004. During that time, store net sales increased from approximately $706.4 million in 1994 to approximately $1,454.6 million in 2004. During fiscal 2004 Talbots opened 75 new stores.
      In addition to expanding its core Misses business, the Company has introduced complementary new business concepts, including Talbots Petites, Talbots Kids, Talbots Accessories & Shoes, Talbots Woman, Talbots Woman Petites, Talbots Collection and Talbots Mens.
      In 1984, Talbots began offering merchandise in petites sizes in its catalogs, and in 1985 the Company opened its first Talbots Petites store. During 1989, Talbots stores began to carry a selection of Talbots Petites merchandise, and the Company opened three additional Talbots Petites stores in 1990 as the beginning of its strategy to expand the Talbots Petites business. At the end of fiscal 2004, 285 Talbots Petites stores were open, including four stores in Canada. Virtually every item of women’s apparel in the Talbots catalog is offered in both misses and petites sizes.
      In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment of infants and toddlers apparel. At the end of fiscal 2004, 71 Talbots Kids stores were open. Also in 2004, four separate Talbots Kids catalogs were circulated nationally. The Company will continue to position Talbots Kids as a brand that offers a complete assortment of high quality classic children’s clothing and accessories.
      During 1994, Talbots introduced Talbots Accessories & Shoes in two catalogs devoted to this category. The Company opened its first Talbots Accessories & Shoes stores in 1995 and operated 41 stores at the end of fiscal 2004. A limited collection of this merchandise is offered in each major catalog, in virtually all stores and, in 2004, in 2 separate catalogs.

      In 1998, the Company introduced two new concepts, Talbots Woman and Talbots Collection. Talbots Woman was developed for customers wearing sizes 12W to 24W who seek the same classic styling, high quality, and fit as the Company’s misses and petites customers. It was introduced as a department in seven existing Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs. In 2001, the Company expanded the concept with the introduction of Talbots Woman Petites, which focuses on fuller figured women 5’ 4” and under. At January 29, 2005, 95 Talbots Woman stores were open, including three stores in Canada. All 95 Talbots Woman stores also offer Talbots Woman Petites. Additionally, an assortment of Talbots Woman apparel was offered in 11 additional Talbots stores, one of which is in Canada. Of these 11 stores, 6 offer Talbots Woman and 5 offer both Talbots Woman and Talbots Woman Petites. Assortments of both Talbots Woman and Talbots Woman Petites are also available through the Company’s catalogs and online.
      Talbots Collection was developed for those customers seeking an upper-tier, well-defined selection of apparel featuring more luxurious fabrics and sophisticated styling. It is presented as a separate department in 105 existing Talbots Misses stores. In the fall of 2003, the Company opened its first Talbots Collection store and a second store is planned to open in mid-2005. Also in 2005, the Company plans to introduce Collection Petites in 45 stores and Collection Shoes in 35 stores. The Company continues to use the Talbots Collection concept to test new fabrics and fashion trends, which may be incorporated into the core Misses and Petites lines.
      In the fall of 2002, the Company introduced its Talbots Mens concept in a separate catalog and included items in its holiday catalog. The line features classic sportswear and dress furnishings with an emphasis on detail and quality, consistent with the Company’s other concepts. In the spring of 2003, the Company opened its first three Talbots Mens stores and at the end of fiscal 2004, 11 Talbots Mens stores were open. Merchandise was also presented in 2 separate catalogs and on the Company’s website.
      The Company currently anticipates opening approximately 50 new stores in fiscal 2005. The Company’s ability to continue to expand its store base will be dependent upon a number of factors, including its overall sales performance, general economic and business conditions affecting consumer confidence and spending, the availability of desirable locations, the ability to negotiate acceptable lease terms for new locations, and the performance of its test concepts such as Talbots Mens.
Stores
      Misses stores generally range in size from 3,500 to 6,000 gross square feet, with a typical store averaging approximately 4,800 gross square feet. Talbots Petites, Woman and Kids stores generally measure 2,600, 3,300 and 3,500 gross square feet, respectively. Talbots Accessories & Shoes stores generally measure 1,800 gross square feet. Talbots Mens stores currently measure 4,300 gross square feet. Approximately 75% — 80% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.
      In certain markets, the Company has created Talbots “superstores” by placing two or more other Talbots concepts adjacent to a Misses store. Together, these stores feature at least three Talbots business concepts — Misses, Petites, Kids, Woman and/or Accessories & Shoes — in order to create a one-stop shopping environment. At January 29, 2005, the Company operated 115 superstores. Additionally, Talbots “flagship” stores are Misses stores which are operated to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Chicago, San Francisco, London and Toronto, and are significantly larger than the average Misses store.
      The Company utilizes Talbots Outlet stores that are separate from its retail stores to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores primarily for the sale of past season and “as is” merchandise. At January 29, 2005, the Company operated 24 Talbots Outlet stores.
      Talbots stores, except Mens, are distinguished by a signature red door. Each interior is designed to have a gracious and comfortable residential feel. This interior design theme is consistently used in all Talbots Misses,

Petites, Woman and Accessories & Shoes stores to promote familiarity, ease of shopping, and cost savings in the design and build-out of new stores. Talbots Kids stores also have the signature red doors and are designed to create a warm shopping atmosphere appropriate for both adults and children. Talbots Mens stores are masculine yet complementary to the Company’s Misses stores. Management provides guidelines for merchandise display to the stores throughout the year.
Talbots Catalog and Online Business
      Since 1948, the Company has used its catalog to offer customers convenience in ordering Talbots merchandise. In 2004, the Company issued 24 separate catalogs with a combined circulation of approximately 46.3 million, including catalogs sent to stores for display and general distribution. During 2004, the catalog sales segment represented approximately 14% of total Company sales. Catalog circulation has included: base catalogs offering the broadest assortment of Talbots merchandise; Talbots Kids catalogs; Talbots Accessories & Shoes catalogs; Talbots Mens catalogs; and sale catalogs. In addition to providing customers convenience in ordering Talbots merchandise, the Company generally uses its catalogs to communicate its classic image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic.
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
      The Company attempts to make catalog shopping as convenient as possible. It maintains a toll-free number, accessible 24 hours a day, seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. It maintains telemarketing centers in Knoxville, Tennessee and Hingham, Massachusetts, which are linked by computer and telephone and are designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable sales associates located at the telemarketing centers who enter customer orders and retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit, and other merchandise features. In both the Hingham and Knoxville telemarketing centers, sales associates are able to refer to current catalog items in a sample store, allowing them access to merchandise as they assist customers.
      The Company employs advanced technology to process orders. Sales associates enter orders into an online computerized inventory control system, which systematically updates Talbots customer database and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information are available to the Company’s Hingham-based buying staff the next day. The Company has achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the following day.
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
Customer Credit
      Customers may elect to pay for their purchases using a proprietary Talbots charge card which is managed through Talbots Classics National Bank, a wholly owned Rhode Island chartered national bank subsidiary, and Talbots Classics Finance Company, a wholly owned subsidiary. The Company has extended credit to its customers since commencing business in 1947 and believes that the Talbots charge card enhances customer loyalty, produces finance charge revenue, and decreases third-party bankcard fees. During 2004, Talbots charge purchases accounted for approximately 43% of total Company sales and at January 29, 2005, outstanding balances on Talbots charge purchases totaled $199.3 million, including an allowance for doubtful accounts of $2.7 million. During 2003, Talbots charge purchases accounted for approximately 43% of total Company sales and at January 31, 2004, outstanding balances on Talbots charge purchases totaled $182.7 million, including an allowance for doubtful accounts of $2.7 million. Bad debts have historically been well below 1% of total Talbots charge card sales.
      In 1997, the Company began testing a customer loyalty program in six states by rewarding customers with a $25 appreciation award for every $500 in merchandise purchases on their Talbots charge card. The award can be redeemed against future charge card purchases. The award expires one year from the date of issuance. The testing found that the program increased customer usage of the Talbots charge (versus another method of payment), and in the test states, overall sales levels increased at a faster rate than other non-test states. In 2001, the program was rolled out nationally. As with the test states, the Company has seen increased usage of the Talbots charge card since the national rollout as customer usage increased from 36% of total sales in 2001 to 43% of total sales in 2004.
Inventory Control and Merchandise Distribution
      The Company uses a centralized distribution system, under which all U.S. merchandise is received, processed and distributed through its catalog and store distribution center in Lakeville, Massachusetts. The Company also has smaller distribution centers in both the United Kingdom and Canada to process store inventory in those locations. Merchandise received at the distribution centers is promptly inspected, assigned to individual stores, packed for delivery, and shipped to the stores. Talbots ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. The Company believes that its strong store, catalog, and online synergy, coupled with its central distribution system, allows it to move merchandise efficiently between its three distribution channels to take better advantage of sales trends.
      In 1995, the Company completed an expansion of its distribution center in Lakeville, Massachusetts, by adding an additional 124,260 square feet to support its growth plans. Additional mezzanine level space was added in 1996 and 1997 to further support the Company’s growth. In 2001, an additional 125,000 square foot expansion was completed, bringing the facility’s gross square footage to 933,000 square feet. The Company believes its Lakeville facility has sufficient capacity to support the Company’s current store expansion plans through fiscal 2007 and that additional capacity will likely be required by 2008.
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

Seasonality
      The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, catalog sales are stronger in the first quarter while retail store sales are slightly stronger in the second quarter. Within the fall season, catalog sales and retail store sales are generally the strongest in the fourth quarter.
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
Employees
      At January 29, 2005, Talbots had approximately 11,500 employees, of whom approximately 3,200 were full-time salaried employees, approximately 1,300 were full-time hourly employees and approximately 7,000 were part-time hourly employees. The Company believes that its relationship with its employees is good.
Executive Officers of the Company
      The following table sets forth certain information regarding the executive officers of the Company as of April 1, 2005:

Name	Age	Position

Arnold B. Zetcher	64	Chairman of the Board, President and Chief Executive Officer
Harold B. Bosworth, Jr.	55	Executive Vice President, Chief Merchandising Officer
Philip H. Kowalczyk	44	Executive Vice President, Chief Administrative Officer
Michele M. Mandell	57	Executive Vice President, Stores
Paul V. Kastner	53	Senior Vice President, International and Strategic Planning
Edward L. Larsen	60	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Andrea M. McKenna	48	Senior Vice President, Marketing and Catalog Development
Richard T. O’Connell, Jr.	54	Senior Vice President, Legal and Real Estate and Secretary
Bruce Lee Prescott	49	Senior Vice President, Direct Marketing and Customer Service
Randy Richardson	46	Senior Vice President, Information Services
Bruce C. Soderholm	62	Senior Vice President, Operations
Stuart M. Stolper	65	Senior Vice President, Human Resources

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
      Mr. Kowalczyk joined Talbots in October 2004 as Executive Vice President, Chief Administrative Officer. From 1987 to 2004, Mr. Kowalczyk held various positions with Kurt Salmon Associates, a global management consulting firm, including the position of Managing Director from 2002 to 2004. Prior to joining Kurt Salmon Associates, Mr. Kowalczyk was employed by Federated Department Stores.
      Ms. Mandell has been Executive Vice President of Stores since August 2004. From 2003 to 2004, she was Executive Vice President of Stores and Talbots Kids. She joined Talbots in 1983 as Store Manager, became District Manager in 1984, Regional Director in 1985, and was Senior Vice President, Stores from 1992 until 2003. From 1971 to 1983 she held various management and merchandising positions for Price’s of Oakland in Pittsburgh, Pennsylvania and A.E. Troutman Co., a division of Allied Stores.
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
      Mr. Stolper joined Talbots in 1989 as Vice President, Human Resources and assumed the position of Senior Vice President, Human Resources and Assistant Secretary later that year. From 1988 to 1989, he served as Vice President, Administration at AEON (U.S.A.). Prior to that time, he was Vice President, Human Resources of the Specialty Retailing Group at General Mills, Inc.
Available Information
      We make available free of charge through our website, www.talbots.com, all materials that we file electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing or furnishing such materials with the SEC.
      You may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains its website, www.sec.gov, that contains reports, proxy, and information statements and other information which the Company files electronically with the SEC.
      A copy of the Company’s Corporate Governance Guidance, its Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are posted on the Company’s website, www.talbots.com, under “Investor Relations,” and are available in print to any shareholder who requests copies by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, MA, 02043, or by e-mail at investor.relations@talbots.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 2.	Properties.
      The table below presents certain information relating to the Company’s properties at January 29, 2005:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Company headquarters	Own (44 acres)
Lakeville, Massachusetts	933,000	Distribution center	Own (115 acres)
Tampa, Florida	38,437	Systems center	Lease
Knoxville, Tennessee	37,656	Telemarketing	Lease
New York, New York	41,462	Product development office	Lease
Hong Kong	10,455	Merchandise production	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
London, U.K.	270	U.K. management office	Lease
1,049 Stores throughout the U.S., Canada and U.K.	4,203,074	Retail stores	Own and lease(a)

(a)	Talbots owns the property for five of its 1,049 stores.
      The Company believes that its operating facilities and sales offices are adequate and suitable for its current needs. To address expected future office and distribution space needs, in fiscal 1999 the Company completed a 75,000 square foot expansion of its Hingham, Massachusetts offices and in fiscal 2001 completed construction on 125,000 square foot of additional space at its Lakeville, Massachusetts distribution facility. In 2002, the Company executed a lease for a new facility to relocate its existing operation in Knoxville, Tennessee. The new lease covers 37,656 square feet and the relocation was completed in February 2004. Talbots long-term expansion program, if successful, may require additional office and distribution space to service its operations in the future.
      At January 29, 2005, Talbots operated 1,049 stores; all but five were leased. The leases typically provide for an initial term between 10 and 15 years, with renewal options permitting the Company to extend the term between five and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of leases, Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. Most of the Company’s lease arrangements provide for an increase in annual fixed rental payments during the lease term.
      At January 29, 2005, the current terms of Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases(a)(b)

2005-2006	32
2007-2009	78
2010-2012	161
2013 and later	409

(a)	Certain leases have more than one store included within the leased premises.

(b)	Includes 30 executed leases related to future stores not yet opened at January 29, 2005.

Item 3.	Legal Proceedings.
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

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB”. Information regarding the high and low sales prices per share of common stock in fiscal 2004 and 2003 is included in Note 17, “Quarterly Results,” to the Company’s consolidated financial statements.
      The payment of dividends and the amount thereof is determined by the Board of Directors and depends upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered. Information regarding the Company’s payment of dividends for fiscal 2004 and 2003 is included in Note 17, “Quarterly Results,” to the Company’s consolidated financial statements.
      The number of holders of record of the Company’s common stock at March 25, 2005 was 534.
      A summary of the Company’s stock repurchase activity under repurchase programs, as well as under certain other equity programs, for the thirteen weeks ended January 29, 2005 is below:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced Plans	Under the
Period	Shares Purchased(1)	Share	or Programs	Programs

10/31/04 to 11/27/04	—	$—	—	—
11/28/2004 to 1/1/05	—	—	—	—
1/2/05 to 1/29/05	3,000	0.01	—	—

Total	3,000	$0.01	—	$—

(1)	Repurchases were made in connection with the Company’s payment of the par value of restricted stock forfeited by employees prior to vesting under the Company’s equity compensation plans.

Item 6.	Selected Financial Data.
      The following selected financial data have been derived from the Company’s consolidated financial statements. Fiscal years 2000 through 2003 have been restated to reflect adjustments to amounts previously reported as further discussed in Note 3 to the Consolidated Financial Statements. Also, certain amounts have been reclassified as further discussed in Note 3 to the Consolidated Financial Statements under the caption “Reclassification of Customer Loyalty Program.” The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 below and the Consolidated Financial Statements and notes thereto included in Item 15 below.

	Year Ended

	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004(1)	2003(1)	2002(1)	2001(1)
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)

	(in thousands, except per share data)
Statement of Earnings Information:
Net sales	$1,697,843	$1,594,790	$1,568,835	$1,595,214	$1,589,760
Net income	95,366	102,891	118,859	125,560	114,755
Net income per share
Basic	$1.73	$1.82	$2.02	$2.04	$1.86
Assuming dilution	$1.70	$1.78	$1.97	$1.98	$1.79
Weighted average number of shares of common stock outstanding
Basic	54,969	56,531	58,724	61,459	61,823
Assuming dilution	56,252	57,901	60,191	63,439	63,995
Cash dividends per share	$0.43	$0.39	$0.35	$0.31	$0.27
Balance Sheet Information:
Working capital	$324,759	$330,011	$287,957	$299,270	$325,455
Total assets	1,062,130	1,018,647	926,158	880,571	900,161
Total long-term debt, including current portion	100,000	100,000	100,000	100,000	100,000
Stockholders’ equity	588,588	604,911	558,253	560,353	544,690

(1) As restated, see Note 3 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis of financial condition and results of operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with these statements and the notes thereto.
Restatement of Financial Statements Pertaining to Lease Accounting
      During the Company’s fiscal 2004 closing process, the Company determined that it would be required to restate its previously reported financial statements to correct the manner in which it accounts for leases, specifically the accounting for construction allowances, amortization periods related to leasehold improvements, and rent holidays.
      Historically, the Company’s previously reported financial statements reflected the unamortized portion of construction allowances as a reduction of property and equipment. The Company has restated its previously reported financial statements to reflect the unamortized portion of construction allowances as a deferred lease credit rather than as a reduction to the cost of leasehold improvements. Also, these construction allowances were being amortized over the asset life instead of the lease term. Accordingly, the Company has corrected this error such that its amortization of construction allowances matches the lease term.

      Additionally, the Company has determined that it should: (i) conform the depreciable lives for leasehold improvements to the shorter of the economic life of the asset or the lease term used for calculating straight-line rent and (ii) include option periods in the depreciable lives assigned to leasehold improvements and in the calculation of straight-line rent expense in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. The Company has corrected this error which results in an acceleration of depreciation for certain leasehold improvements and the recording of additional rent expense.
      Finally, the Company has corrected the way in which it accounts for rent holidays on its store leases. Rent expense has been restated such that it is recognized on a straight-line basis over a term that includes the store build-out period, which for the Company typically ranges from 90 to 120 days prior to the store opening. Previously the Company calculated its straight-line rent expense over a term commencing typically on the day on which the store opened for business.
      The corrections noted above resulted in an adjustment to retained earnings as of February 2, 2002 of $7,523.
Reclassification Pertaining to Customer Loyalty Program
      During the fourth quarter of 2004, the Company reclassified certain prior year amounts for redemptions under the Company’s customer loyalty program. The impact on prior years was a reduction to revenues of $29.5 million and $26.5 million for the years ended January 31, 2004 and February 1, 2003, respectively; a reduction to cost of sales, buying and occupancy of $8.9 million and $8.1 million for the years ended January 31, 2004 and February 1, 2003, respectively; and a reduction to selling, general, and administrative expenses of $20.6 million and $18.4 million, respectively. The reclassification did not have any impact on operating income, net income, or net income per share. The cost of the award issued under the customer loyalty program is recognized at the time of the initial customer purchase and is included in selling, general, and administrative expense.
      The accompanying management’s Discussion and Analysis gives effect to these corrections and reclassifications.
Business Overview
      Fiscal 2004 was a challenging year for the Company. As the Company entered 2004, the retail economy was showing signs of improvement after three years of erratic performance. The Company was coming off three years of negative comparable store sales, having operated with reduced levels of inventory, which, while protecting gross margin rates, impacted top-line sale growth. The Company, for the first time in three years, planned per-square-foot inventories up in 2004, expecting that increased inventories, combined with sustained tight expense controls, would pull the Company ahead of prior years’ sales productivity and earnings performance.
      Results were mixed. The first half of the year, the spring season, yielded positive comparable store sales growth in both the first and second quarters, and combined with an unrelated tax benefit, produced record earnings per share. This positive sales momentum fueled the Company’s optimism for sustained strength through the balance of the year, which proved to be far more challenging. September, typically one of the Company’s most important months in terms of sales, proved difficult, impaired, the Company believes, by a late Labor Day and compounded by the effects of multiple hurricanes in the southeastern part of the country. While positive sales results in October recovered some of what was lost in September, the third quarter suffered from September’s sales shortfall and the resulting markdowns needed to clear the additional inventory. The Company’s fourth quarter, while producing positive comparable store sales, similarly suffered from the additional inventory commitments, yielding for the second quarter in a row an earnings per share decline over the prior year. The Company finished the year with positive comparable store sales growth of 1.7%, below expectations but reversing a negative three-year trend.

      Contributing to the Company’s disappointing comparable store sales growth was a disproportionate weakness in the Company’s dress assortment and its Talbots Kids concept which, combined, represented approximately 10% of 2004’s sales plan. While the Company’s core women’s apparel businesses generated positive comparable store sales in each quarter in 2004, and its Talbots Woman concept produced a 7.2% comparable store sales gain, the dress assortment and the Talbots Kids business collectively lowered the Company’s comparable store sales growth by nearly four percentage points. The Company believes that actions taken in 2004 to reverse the negative trends in dresses and in Talbots Kids will serve to produce improved results in 2005.
      In terms of store expansion, the Company opened a total of 75 new stores in fiscal 2004, with expansion in all concepts. Looking forward to fiscal 2005, the Company is currently planning to open a total of approximately 50 new stores, representing approximately 3% square footage growth. This reduced new store expansion plan will allow additional resources to be directed to the Company’s existing store base, and in 2005, the Company has planned an ambitious store renovation and store refurbishment plan. The Company’s total capital expenditures for fiscal 2004 were approximately $92.7 million; in 2005, the plan is for $85.0 million in total capital expenditures, with approximately 88% allocated to new and existing stores.
      The Company’s catalog business, which represented 14% of sales in 2004, had its most profitable year ever, fueled by an improved catalog circulation strategy and a 27% increase in online sales at talbots.com. Online sales accounted for approximately 36% of total catalog sales, up from 30% in 2003.
      Total inventories at the end of 2004 were $238.5 million versus $170.4 million at the end of 2003. Approximately two-thirds of this increase was due to the timing of receipts. On a square foot basis, year-end inventories were up 10% in the Company’s U.S. Women’s apparel stores over 2003. For 2005, the Company is planning for per-square-foot inventories to be higher year over year in the spring than in the fall, reflecting a more conservative inventory strategy for the back half of 2005.
      Customer accounts receivable at the end of 2004 were $199.3 million, up 9% from $182.7 million in 2004. Account write-offs, as a percent of sales, were at historic lows in 2004, and the Company earned a record $39.8 in finance charge revenue in 2004, up from $37.1 million in 2003.
      Notes payable stood at zero at the end of 2004, the same as in 2003, and long-term debt was unchanged from 2003 at $100.0 million.
      Cash flow from operations was $155.2 million for the year, or 9.1% of sales, compared to $230.8 million, or 14.5% of sales in fiscal 2003. Total stock repurchases in fiscal 2004 were approximately $100.0 million, and cash dividends increased to $23.9 million from $22.1 million in 2003. This was the tenth consecutive year that the Company provided an increased dividend payout to shareholders.
      In 2005, the Company will test brand extensions of its upper-level assortment, Talbots Collection, with the introduction of Talbots Collection Petites and Talbots Collection shoes in 35 to 45 stores currently offering Talbots Collection assortments. The Company will open additional stores in its core Misses, Petites and Woman concepts, and after opening one additional Mens store and one additional Collection store in 2005, will study these concepts further for their expansion potential.
Results of Operations
      The 2004, 2003, and 2002 fiscal years all had 52 weeks and ended on January 29, 2005, January 31, 2004 and February 1, 2003, respectively.
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
      Cost of sales, buying and occupancy expenses are comprised primarily of the cost of product merchandise, including inbound freight charges; shipping, handling and distribution costs associated with the

Company’s catalog operations; salaries and expenses incurred by the Company’s merchandising and buying operations; and occupancy costs associated with the Company’s retail stores. Occupancy costs consist primarily of rent and associated depreciation, maintenance, property taxes and utilities.
      Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; and the costs and income associated with the Company’s credit card operations. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs for the years ended January 29, 2005, January 31, 2004, and February 1, 2003, were approximately $24.4 million, $22.5 million, and $21.6 million, respectively.
      The Company’s gross margins may not be comparable to certain other companies, as there is diversity in practice as to which costs companies include in selling, general and administrative expenses and cost of sales, buying and occupancy. Specifically, Talbots includes the majority of the costs associated with its warehousing operations in selling, general and administrative expenses, while other companies may include these costs in cost of sales, buying and occupancy expenses.
      The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	64.4%	62.4%	61.1%
Selling, general and administrative expenses	27.3%	27.1%	26.6%
Operating income	8.4%	10.5%	12.3%
Interest expense, net	0.1%	0.1%	0.2%
Income before taxes	8.3%	10.3%	12.1%
Income taxes	2.6%	3.9%	4.5%
Net income	5.6%	6.5%	7.6%
Fiscal 2004 Compared to Fiscal 2003
      Net sales in 2004 were $1,697.8 million compared to $1,594.8 million in 2003, an increase of $103.0 million, or 6%. Operating income was $142.1 million in 2004 compared to $166.6 million in 2003, a decrease of $24.5 million, or 15%.
      Retail store sales in 2004 were $1,454.6 million compared to $1,363.0 million in 2003, an increase of $91.6 million, or 7%. The increase in retail store sales was primarily due to the increase in the number of stores. As of January 29, 2005, the Company operated a total of 1,049 stores with gross and selling square footage of approximately 4.2 million and 3.2 million feet, respectively. This represents an increase of approximately 7% in gross and selling square footage from January 31, 2004 when the Company operated 977 stores. Reflected in retail store sales was a $19.7 million, or 1.7% increase in comparable store sales. The increase in comparable store sales was primarily driven by increased markdown selling volume during the fourth quarter of 2004 and was also driven by improved regular-price selling in the first and second quarters of 2004. The percentage of the Company’s net sales derived from its retail stores increased to 86% during 2004 compared to 85% during 2003.
      Catalog sales in 2004 were $243.2 million compared to $231.8 million in 2003, an increase of $11.4 million or 5%. Sales generated from the Company’s website, www.talbots.com, are included in catalog sales and were 36% of total catalog sales for 2004 compared to 30% for 2003. The increase in catalog sales was due to a 27% increase in online sales. During 2004, the Company improved targeting of its catalog circulation, reducing total catalog circulation by 2% from 47.1 million in 2003 to 46.3 million in 2004. This action resulted in a 3% increase in sales per 100 pages. The percentage of the Company’s net sales from its catalogs and website decreased to 14% during 2004 compared to 15% during 2003.
      Cost of sales, buying and occupancy expenses as a percentage of net sales were 64.4% during 2004 and 62.4% during 2003. This increase is primarily due to a 1.35% decline in product gross margins during 2004, primarily in the second, third, and fourth quarters of 2004. The decline in product gross margins was a result of higher markdown selling resulting from the clearance of excess inventory during the year. Also impacting cost of sales, buying and occupancy expenses were higher fixed occupancy costs in 2004 as compared to 2003.
      Selling, general and administrative expenses as a percentage of net sales were 27.3% in 2004 compared to 27.1% in 2003. This was primarily due to increased marketing costs, including expanded television and print advertising, offset by the increase in sales. Also contributing were increases in store payroll costs, offset by decreases in other operational store costs and pre-opening costs, as well as a decrease in catalog production costs and increases in finance charge income.
      Net interest expense was $2.1 million during both 2004 and 2003. The average level of outstanding debt, including short-term and long-term borrowings, was $112.9 million during 2004 and $118.3 million during 2003. The average interest rate on short-term and long-term borrowings was 2.32% during 2004 and 2.03% during 2003. Lower borrowing levels during 2004 were offset by higher borrowing rates during 2004, as compared to 2003, resulting in consistent interest expense during 2004 and 2003.
      The effective tax rate for the Company was 31.9% in 2004 and 37.5% in 2003. An income tax benefit of $7.8 million, from positive resolutions of certain federal income tax issues for fiscal 1993 through 1997, favorably impacted the effective tax rate during 2004. Without the $7.8 million benefit, the effective tax rate would have been 37.5%. The income tax benefit favorably impacted net income per diluted share for 2004 by $0.14. Additionally the fiscal 1996 through 2000 federal tax years have been closed without adjustment.
Fiscal 2003 Compared to Fiscal 2002
      Net sales in 2003 were $1,594.8 million compared to $1,568.8 million in 2002, an increase of $26.0 million, or 1.7%. Operating income was $166.6 million in 2003 compared to $192.9 million in 2002, a decrease of $26.3 million, or 13.6%.
      Retail store sales in 2003 were $1,363.0 million compared to $1,328.5 million in 2002, an increase of $34.5 million, or 2.6%. The increase in retail store sales was primarily due to the increase in the number of stores. As of January 31, 2004, the Company operated a total of 977 stores with gross and selling square footage of approximately 4.0 million and 3.0 million feet, respectively. This represents an increase of approximately 9% in gross and selling square footage from February 1, 2003 when the Company operated 886 stores. Reflected in retail store sales was a $43.5 million, or 3.8% decrease in comparable store sales. The decrease in comparable store sales was primarily due to decreased inventory levels during 2003. The percentage of the Company’s net sales derived from its retail stores was consistent at 85% in both 2003 and 2002.
      Catalog sales in 2003 were $231.8 million compared to $240.3 million in 2002, a decrease of $8.5 million or 3.5%. Sales generated from the Company’s website, www.talbots.com, are included in catalog sales and were 30% of total catalog sales for 2003 compared to 24% for 2002. In 2003, the Company anticipated softening demand in catalog sales and reduced total circulation by 5.5% from 49.8 million in 2002 to 47.1 million in 2003 and continued to focus on distributing to proven customers. These actions resulted in a 7% increase in sales per 100 pages. As with store sales, lean inventory also impacted catalog sales, particularly in the second half of 2003. The percentage of the Company’s net sales from its catalogs and website was 15% during both 2003 and 2002.
      Cost of sales, buying and occupancy expenses as a percentage of net sales were 62.4% during 2003 and 61.1% during 2002. The decrease in comparable store sales created negative leverage on store occupancy expenses during 2003. This was partially offset by a 30 basis point improvement in merchandise gross margins. The increase was due to an increase in initial markon, partially offset by higher markdowns.
      Selling, general and administrative expenses as a percentage of net sales were 27.1% in 2003 compared to 26.6% in 2002. As a result of the decline in comparable store sales, store overhead expenses increased as a percent of sales. This was partially offset by savings in catalog production costs related to planned decreased catalog circulation.
      Net interest expense was $2.1 million in 2003 and $2.9 million in 2002. The average level of outstanding debt, including short-term and long-term borrowings, was $118.3 million during 2003 and $121.4 million during 2002. The average interest rate on short-term and long-term borrowings was 2.03% during 2003 and 2.69% during 2002. Lower average borrowings combined with lower average interest rates during 2003 as compared to 2002 resulted in lower interest expense for 2003.
      The effective tax rate for the Company was 37.5% in both 2003 and 2002.
Seasonality and Quarterly Fluctuations
      The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, catalog sales are stronger in the first quarter, while retail store sales are slightly stronger in the second quarter. Within the fall season, catalog sales are generally stronger in the fourth quarter except in 2003 when the third quarter came in stronger. This was partially due to weaker than anticipated performance in the fourth quarter sale event due to unusually low inventory levels. Retail store sales are the strongest in the fourth quarter.
      The following table sets forth certain items in the Company’s unaudited quarterly Consolidated Statements of Earnings as a percentage of net sales. The information as to any one quarter is not necessarily indicative of results for any future period.

	Fiscal Quarter Ended

	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	57.5%	66.8%	62.8%	69.6%
Selling, general and administrative expenses	29.4%	26.7%	28.3%	25.0%
Operating income	13.1%	6.5%	8.9%	5.4%

	Fiscal Quarter Ended

	May 3,	August 2,	November 1,	January 31,
	2003	2003	2003	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	58.6%	65.8%	58.1%	67.0%
Selling, general and administrative expenses	29.0%	26.4%	28.2%	25.0%
Operating income	12.4%	7.8%	13.7%	8.0%
      The Company’s merchandising strategy focuses on liquidating seasonal inventory at the end of each selling season. Generally, the Company achieves this by conducting major sale events at the end of the second and fourth quarters, followed by clearance selling in the Company’s outlet stores. These events produce an increase in sales volume; however, since marking down the value of inventory increases expense, the Company’s cost of sales, buying and occupancy expenses as a percentage of net sales is increased. Merchandise inventories typically peak in the third quarter.
      The Company’s selling, general and administrative expenses are strongly affected by the seasonality of sales. The two key elements of this seasonality are (1) the catalog circulation strategy, which affects catalog sales volume and produces commensurately high catalog production costs and (2) the major semiannual sale events, which require additional store payroll, selling supplies, and advertising costs. Another factor is the store expansion program, which results in having more stores open in the fall than at the beginning of the year and, therefore, results in higher store payroll and operations-related expenses.
      The combined effect of the patterns of net sales, cost of sales, buying and occupancy expenses and selling, general and administrative expenses, described above, has generally produced higher operating income margins, as a percent of sales, in the first and third quarters.
Liquidity and Capital Resources
      The Company’s primary sources of capital are cash flows from operating activities and line-of-credit facilities from five banks, with maximum available short-term borrowings of $125.0 million in the aggregate. As of January 29, 2005 and January 31, 2004, the Company had no amounts outstanding under these facilities. The Company also has long-term revolving credit facilities with four banks totaling $100.0 million. As of both January 29, 2005 and January 31, 2004, the Company had $100.0 million outstanding under these facilities. Additionally, the Company has two letter-of-credit agreements totaling $200.0 million which it uses primarily for the purchase of merchandise inventories. As of January 29, 2005 and January 31, 2004, the Company held $112.1 million and $102.8 million, respectively, in outstanding letters of credit for purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.
      During 2004, cash and cash equivalents decreased $53.8 million compared to an increase of $60.1 million during 2003. Cash flows from operations during 2004 of $155.2 million allowed the Company to continue investing in property and equipment, increase its dividend payment rate, and continue purchasing shares of the Company’s stock.
      Cash provided by operating activities was $155.2 million in 2004 compared to $230.8 million in 2003, a decrease of $75.6 million. This decrease was primarily due to increased inventory levels during 2004. Inventories as of January 29, 2005 were $238.5 million, an increase of $68.1 million from January 31, 2004. Inventories as of January 31, 2004 were $170.4 million, a decrease of $4.8 million from February 1, 2003. The increased inventory purchases during 2004 were part of the Company’s plan to increase its overall inventory levels, which reflected the Company’s targeted outlook for improved customer demand. During 2004, average inventory per square foot in our U.S. women’s stores was increased by 9% over 2003. Additionally, as of January 29, 2005, inventory levels were elevated compared to the prior year due to the timing of receipts which was caused by vendors shipping early due to the timing of the Chinese New Year, and the Company’s decision to request early delivery in order to safeguard against any potential issues related to the elimination of quotas. During 2005, on an inventory per square foot basis in our U.S. women’s stores, the Company currently expects that spring inventory levels will be increased over 2004 by less than ten percent, and fall inventory levels will be decreased from 2004 by less than ten percent. For the full 2005 year, the Company currently expects average inventory levels per square foot to be approximately even with 2004. Also contributing to the change in cash provided by operating activities was the change in levels of customer accounts receivable. Customer accounts receivable as of January 29, 2005 were $199.3 million, an increase of $16.6 million from January 31, 2004. Customer accounts receivable as of January 31, 2004 were $182.7 million, an increase of $1.5 million from February 1, 2003. The increase in customer accounts receivable is a result of the overall increase in the Company’s fourth quarter 2004 sales, coupled with a 1.5% increase in Talbots charge card usage during December of 2004.
      Cash used in investing activities was $92.7 million in 2004 compared to $108.1 million in 2003, consisting primarily of expenditures related to the opening of new stores and expanding and renovating existing stores. During 2004, the Company opened 75 new stores and spent approximately $83.1 million on new store openings and expansions and renovations of existing stores. During 2003, the Company opened 91 new stores and spent approximately $97.2 million on new store openings and expansions and renovations of existing stores. The Company currently expects to open approximately 50 new stores during 2005 and expects to spend approximately $85.0 million in capital expenditures, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2005 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
      Cash used in financing activities during 2004 was $116.5 million compared to $63.3 million during 2003. The primary use of funds during 2004 was the Company’s repurchase of approximately $100.0 million, or 3,222,423 shares, of its common stock under its stock repurchase programs at an average price of $31.03 per share. These repurchases were made under stock repurchase programs approved by the Company’s Board of Directors during 2004 authorizing the Company to purchase an aggregate of $100.0 million in stock. Also during 2004, the Company paid cash dividends of $23.9 million compared to $22.1 million during 2003. Cash dividends were paid at a rate of $0.43 per share during 2004 and $0.39 per share during 2003. On March 1, 2005, the Company’s Board of Directors announced a quarterly dividend of $0.11 per share payable on or before March 28, 2005 to shareholders of record as of March 14, 2005. The payment and amount of any future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and general business outlook.
      As of January 29, 2005 and January 31, 2004, the Company did not have any short-term borrowings outstanding. The Company from time to time borrows under its line of credit facility for working capital and similar general corporate needs and expects that borrowings will occur during 2005 from time to time. The Company currently expects that borrowings during 2005 will be reasonably consistent with 2004.
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
Critical Accounting Policies
      The preparation of the Company’s financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to inventories, product returns, customer programs and incentives, retirement plans, the allowance for doubtful accounts and income taxes. The estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates if actual events or experience were different from their assumptions.
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
      Inventory Markdown Reserve. Merchandise inventory is a significant portion of the Company’s balance sheet, representing approximately 22% of total assets at January 29, 2005. Talbots manages its inventory levels by holding four major sale events per year in its stores and catalog, consisting of two mid-season sales and two end-of-season clearance sales. No other major promotional sale events are typically held. These events serve to liquidate remaining inventory at the end of each selling season after which remaining goods are transferred to the Company’s 24 outlet stores. At the end of each reporting period, reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining markdown inventory.
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

      If market conditions were to decline or customer acceptance of product is not favorable, Talbots might be required to mark down inventory at a greater rate than estimated, possibly resulting in an incremental charge to earnings. Management believes that at January 29, 2005 and January 31, 2004, the markdown reserve was reasonable based on current markdown inventory levels, historical markdown trends and reasonable sales and markdown forecasts.
      Sales Return Reserve. As part of the normal sales cycle, the Company receives customer merchandise returns through both its catalog and store locations. To account for the financial impact of this process, management estimates future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels, and projected future return levels.
      The sales return reserve calculation consists of two separate components. The “stores” component is based on an analysis that tracks daily sales over the preceding six months and actual returns processed against those sales. A six-month rolling average return rate is applied against the actual sales and the difference between the estimated returns and actual returns is booked as a reserve. The model also applies a component to reduce the reserve for returns that result in merchandise exchanges. These types of returns are tracked by the store systems and the estimate is applied against the return reserve. The “catalog” component is based on a similar process except that sales are tracked by catalog and return rates are based on forecasted estimates for the entire life of the catalog and are based on current and historical return experience. Periodically both components of the calculation are validated by comparing the assumptions used to the actual returns processed.
      Management believes that at January 29, 2005 and January 31, 2004, the reserve was sufficient based on current sales return trends and reasonable return forecasts.
      Customer Loyalty Program. Talbots maintains a customer loyalty program in which customers receive “appreciation awards” based on reaching a specified purchase level on their Talbots charge accounts. Customers may redeem their appreciation awards toward future merchandise purchases on the Talbots charge card. Appreciation awards, by their terms, expire one year from the date of issuance. Typically, the customer receives one point for each $1 of purchase. Each time a customer reaches 500 points within the program year the customer is issued a $25 appreciation award. In 2004 and 2003 the Company ran two promotional events each year where the customer was credited 2 points for each $1 purchased.
      Appreciation award expense is calculated as a percent of Talbots charge sales and is based on expected redemption rates and is charged to selling, general and administrative expense. Each month, the Company performs an analysis that analyzes the accrual account balance and factors in the outstanding unredeemed awards, actual redemptions, and the level of award points earned. The Company also performs a monthly analysis of issuances and redemptions to identify trends in the redemption rate. Adjustments are made to the accrual based on trends and changes in the program. Several key statistics are monitored regularly, including expense as a percentage of sales, redemptions as a percentage of sales, and cumulative redemptions. Trends in these statistics are then factored into both the initial expense and the analysis of the liability account.
      Actual award grants and redemptions may vary from estimates based on actual customer responsiveness to the program and could result in additional expense. Management believes that at January 29, 2005 and January 31, 2004, its accrual was sufficient based on recent purchase levels and expected redemption levels.
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

      Significant assumptions related to the calculation of the Company’s obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by certain plan participants, and the assumed healthcare trend rates on the postretirement medical plan. These assumptions are reviewed annually based upon currently available information.
      The assumed discount rate utilized is based in part on an analysis of corporate bonds with maturities matched to the plans’ anticipated cash flows. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and net expense. At December 31, 2004 and 2003, the discount rate used was 5.75% and 6.25%, respectively. To the extent that the discount rate increases or decreases, the Company’s obligations are decreased or increased, accordingly.
      The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. The expected average long-term rate of return on assets is based principally on an analysis using Ibbotson Associates historical investment returns data for the two major classes of investments in which the Company invests (debt and equity securities). This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over approximately 5 years. During both 2004 and 2003, the Company utilized 9.0% as the expected long-term rate of return on plan assets.
      The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is based on historical and expected compensation increases. The Company utilized a rate of 4.0% for both the period beginning December 31, 2004 and for the period beginning December 31, 2003. This rate is utilized principally in calculating the retirement obligation and annual expense.
      The assumed health care expense trend rates have a significant effect on the amounts reported for the postretirement medical plan. The healthcare cost escalation rate is used to determine the postretirement obligation and annual expense. At December 31, 2004 and 2003, the Company used 10.0% and 12.0%, respectively as initial cost escalation rates that gradually trend down to 5.0%. To the extent that these rates increase or decrease, the Company’s obligation and associated expense are decreased or increased accordingly.
      At December 31, 2004 and 2003, management believes that the assumptions used in the calculation of its retirement plans and postretirement medical plan liabilities were reasonable.
      Allowance for Doubtful Accounts. Customer accounts receivable consist entirely of outstanding receivables from the Company’s customers for their purchases made using the Company’s proprietary credit card. Talbots maintains an allowance for doubtful accounts providing for estimated charge-offs resulting from the inability of Talbots charge customers to make required payments. Delinquent accounts are generally charged-off automatically after a period of delinquency. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Increases in the allowance are charged to selling, general and administrative expense. The likelihood of collectibility of accounts receivable is evaluated based on a combination of factors including the level of accounts receivable balances, overall credit quality of the portfolio, historic charge-off levels, and projected future charge-off levels.
      An analytical review of accounts receivable is performed each reporting period which categorizes delinquent accounts based on the number of days overdue. Bad debt estimates, by category, are then calculated based on historical collection rates. For accounts that are not delinquent, a bad debt rate is imputed based on historical delinquency and collection rates. In addition, bad debts resulting from factors other than delinquency, such as bankruptcy or fraud, are also factored into the calculation based on historical experience. Existing accounts are reviewed twice a year using standard industry credit score models by an independent credit scoring agency. An adjustment to the reserve is calculated based on movement in the portfolio’s credit scores and current aging trends.

      If the creditworthiness of Talbots customers deteriorates, resulting in an impairment of their ability to make payments, additions to this reserve might be required. Management believes that at January 29, 2005 and January 31, 2004, the allowance for doubtful accounts balance was reasonable in light of portfolio balance, portfolio quality, historical charge-offs, and reasonable charge-off forecasts.
      Income Taxes. The Company is routinely under audit by various domestic and foreign tax jurisdictions. In response to this, management records accruals for estimates of audit adjustments by the taxing authorities. The eventual resolution of these audits might include increases or decreases in liabilities. Management believes that at January 29, 2005 and January 31, 2004, the accruals for income taxes were reasonable.
Contractual Commitments
      Below is a summary of the Company’s on-going significant contractual commitments (in thousands) as of January 29, 2005:

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$100,000	$—	$100,000	$—	$—
Letter-of-credit agreements	112,080	112,080
Operating leases:
Real estate	929,998	126,618	246,223	214,571	342,586
Equipment	9,902	5,550	4,058	294
Merchandise purchases	329,536	329,536
Construction contracts	10,534	10,534
Other contractual commitments	26,358	11,455	14,618	285
Long-term obligations:
Non-qualified retirement plans	29,748	3,460	4,421	3,982	17,885

Total Commitments	$1,548,156	$599,233	$369,320	$219,132	$360,471

      Long-Term Debt -and Letters of Credit. The Company has a revolving credit facility with four banks totaling $100.0 million (the “Facility”). As shown in the table above, at January 29, 2005, the Company’s outstanding borrowings under the Facility were $100.0 million. Borrowings under the Facility are due at various dates between April 2006 and January 2007, subject to annual extensions. Additionally, the Company has two letter-of-credit agreements used primarily for the purchase of merchandise inventories totaling $200.0 million. As noted in the table above, $112.1 million was outstanding at January 29, 2005.
      Operating Leases. The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2020. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that the Company pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Included in the schedule above are 30 executed leases related to future new stores not yet opened at January 29, 2005. Additionally, included in the table above are leases for both store equipment and other corporate equipment with lease terms between three and five years.
      Merchandise Purchases. The Company generally makes merchandise purchase commitments up to six to twelve months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The table above includes all merchandise commitments outstanding as of January 29, 2005.
      Construction Contracts. The Company enters into contracts to facilitate the build-out and renovations of its stores. The table above summarizes commitments as of January 29, 2005. Total capital expenditures for fiscal 2005 are currently expected to be approximately $85 million, the majority of which are allocated for store construction and renovation.

      Other Contractual Commitments. The Company routinely enters into contracts with vendors for products and services in the normal course of operation. These include contracts for maintenance on equipment, services contracts and advertising contracts. These contracts vary in their terms but generally carry 30 day to three-year terms.
      Long-Term Obligations. The Company sponsors non-qualified retirement benefit plans for certain employees. This includes the SERP and a supplemental 401(k) plan for certain executives impacted by Internal Revenue Code limits on benefits and compensation. Additionally, the Company sponsors a deferred compensation plan that allows members of the Company’s management group to defer a portion of their salary. The Company also provides a post retirement medical plan, which is available to all employees. Included in this table are estimates of annual cash payments under these non-qualified retirement plans.
      The Company’s pension plan obligations are excluded from the contractual obligation table above because the Company has no current requirement under the Employee Retirement Security Act (“ERISA”) to contribute to the plan as the Company has prepaid its liability for the 2003 and 2004 plan years. The Company intends to make a voluntary contribution during fiscal 2005. The Company believes that the assumptions used in the calculation of its pension plan obligations, as of January 29, 2005, were reasonable.
Inflation and Changing Prices
      The Company believes changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect the Company in the future.
Exchange Rates
      Most foreign purchase orders are denominated in U.S. dollars. However, as of January 29, 2005, the Company operated 28 stores in Canada and six stores in the United Kingdom. Each operation generates sales and incurs expenses in its local currency, however, each currency is generally stable and these operations represent only a small portion of total Company operations. Accordingly, the Company has not experienced any significant impact from changes in exchange rates.
New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on July 31, 2005. The Company is in the process of evaluating the impact of the adoption of SFAS No. 123R. The adoption of SFAS No. 123R will reduce reported net income and earnings per share because the Company will be required to recognize compensation expense for share purchase rights granted under its employee stock option plans, whereas the Company has not been required to record such expense under current accounting rules.
Forward-looking Information
      This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including, store traffic, levels of store sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts including the Mens concept, effectiveness of online sales, acceptance of Talbots fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, the impact of a continued highly promotional retail environment, uncertainties associated with the expected year end expiration of trade quotas for member countries of the World Trade Organization, and the impact of stock option expensing which becomes effective during the second half of 2005. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. The Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.
      At January 29, 2005 and January 31, 2004, the Company had $100.0 million of variable rate borrowings outstanding under its revolving credit facilities, which approximate fair market value. At January 29, 2005 and January 31, 2004, the impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or cash flow.
      The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and six stores in the United Kingdom as of the fiscal year end 2004. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 8.	Financial Statements and Supplementary Data.
      The information required by this item may be found on pages F-2 through F-30 as listed below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
      In March 2005, subsequent to the period covered by this report, management of the Company determined that its previously issued financial statements should be restated to correct its accounting practices for leases; specifically the accounting for construction allowances, amortization periods related to leasehold improvements, and rent holidays. The Company undertook a review of its lease accounting practices based on clarification provided by the Office of the Chief Accountant of the Securities and Exchange Commission in its February 7, 2005 letter to the American Institute of Certified Public Accountants. As a result of this review, the Company has restated its Consolidated Balance Sheet as of January 31, 2004 and its Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended January 31, 2004.
      In connection with the preparation of this annual report on Form 10-K, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the Company’s lease accounting as discussed above. As a result of this review, the Company concluded that its previously established lease accounting practices were not appropriate and that previously reported financial statements would need to be restated. Based on that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K in ensuring that material information relating to the Company, required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods. The evaluation did not reveal any fraud, intentional misconduct or concealment on the part of Company personnel. The Company has remediated the ineffectiveness of its disclosure controls and procedures by conducting a review of its lease accounting practices and correcting its accounting practices related to leases. The Company has also implemented additional review procedures relating to the selection, monitoring, and application of appropriate assumptions and policies related to lease accounting.
Management’s Annual Report on Internal Control Over Financial Reporting
      The Company’s management, with the participation of its principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system is designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements.
      The Company’s management assessed the effectiveness of its internal control over financial reporting as of January 29, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. In performing this assessment, management undertook a review of the Company’s lease accounting practices as a result of clarification provided by the Securities and Exchange Commission in its February 7, 2005 letter to the American Institute of Certified Public Accountants, and determined that the Company should correct its accounting practices for leases; specifically the accounting for construction allowances, amortization periods related to leasehold improvements, and rent holidays. Accordingly, management concluded that the Company did not maintain effective controls over the selection, application and monitoring of its accounting practices related to leases. As a result, the Company has restated its Consolidated Balance Sheet as of January 31, 2004 and its Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, and Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended January 31, 2004.
      The Company’s management evaluated the impact of this restatement on its assessment of the Company’s system of internal control over financial reporting. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the Securities and Exchange Commission is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on this interpretation, management concluded that a material weakness existed in the internal control over financial reporting relating to its lease accounting practices and disclosed this to the Audit Committee of the Board of Directors and to the Company’s independent registered public accountants. As a result of this material weakness in internal control over financial reporting, management has concluded that, as of January 29, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.
      The Company’s independent registered public accounting firm, Deloitte & Touche LLP, issued a report on our assessment of our internal controls over financial reporting. Their report appears below.
Changes in Internal Controls over Financial Reporting
      There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, identified in connection with the evaluation of its internal control performed during the fiscal quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
      To remediate the material weakness in internal control over financial reporting noted above, the Company conducted a review of its lease accounting practices and corrected its lease accounting practices during the first quarter of 2005. The Company has also implemented additional review procedures relating to the selection, monitoring and application of appropriate assumptions and policies related to lease accounting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Talbots, Inc.
Hingham, Massachusetts
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The Talbots, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company did not maintain effective controls over the selection, application and monitoring of its accounting practices for leases. As a result of this material weakness in the operating effectiveness of internal controls relating to lease accounting, the Company has restated its previously issued financial statements. The impact of the restatement on the previously issued financial statements is described in Note 3 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and this report does not affect our report on such financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and our report dated April 14, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restatement discussed in Note 3.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
April 14, 2005

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information concerning Talbots directors and nominees under the caption “Election of Directors” and information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance” in Talbots Proxy Statement for Talbots 2005 Annual Meeting of Shareholders, information concerning Talbots executive officers set forth in Part I, Item 1 above under the caption “Executive Officers of the Company,” and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Talbots Proxy Statement for Talbots 2005 Annual Meeting of Shareholders, are incorporated herein by reference.
      The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the Company’s chief executive officer, senior financial officers and all other Company employees, officers and Board members. The Code of Ethics is available on the Company’s website, www.talbots.com, under “Investor Relations,” and is available in print to any shareholder who requests it. Any substantive amendment to the Code of Ethics and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on the Company’s website, www.talbots.com, under “Investor Relations.”

Item 11.	Executive Compensation.
      The information set forth under the caption “Executive Compensation,” the information concerning director compensation under the caption “Director Compensation,” and the information under the caption “Executive Compensation-Compensation Committee Interlocks and Insider Participation” in Talbots Proxy Statement for Talbots 2005 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Report on Compensation of Executive Officers” and “Executive Compensation-Performance Graph” is not incorporated by reference in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information set forth under the captions “Beneficial Ownership of Common Stock” in Talbots Proxy Statement for Talbots 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      The information set forth under the caption “Executive Compensation — Certain Transactions with Related Parties” in Talbots Proxy Statement for Talbots 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
      The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm are set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm “in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a)(1) Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Talbots are included in this Report:

Consolidated Statements of Earnings for the Years Ended January 29, 2005, January 31, 2004 (restated) and February 1, 2003 (restated)

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (restated)

Consolidated Statements of Cash Flows for the Years Ended January 29, 2005, January 31, 2004 (restated) and February 1, 2003 (restated)

Consolidated Statements of Stockholders’ Equity for the Years Ended January 29, 2005, January 31, 2004 (restated) and February 1, 2003 (restated)

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
      (a)(2) Financial Statement Schedules:
      All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.
      (a)(3) Exhibits:
      The following exhibits are filed herewith or incorporated by reference:
(3) Articles of Incorporation and By-laws.

3.1	Certificate of Incorporation, as amended, of Talbots.(1)(11)(13)
3.2	By-laws of Talbots.(1)
(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Form of Common Stock Certificate of Talbots.(1)
(10) Material Contracts.

10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON U.S.A., Inc.(2)

10.2	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi Trust Company, as amended.(2)(4)(7)(18)(20)(27)

10.3	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2)(6)(7)(16)(20)

10.4	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Sumitomo Mitsui Banking Corporation (formerly The Sakura Bank, Limited), as amended.(2)(6)(10)(14)(18)(27)

10.5	Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998, as amended.(6)(16)(21)(31)

10.6	Letter Agreement, dated as of March 1, 2004, concerning credit facilities, between Talbots and Fleet National Bank.(19)

10.7	Letter Agreement, dated August 11, 1998, concerning credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(17)

10.8	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)

10.9	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)

10.10	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON U.S.A.(2)

10.11	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)

10.12	Tax Allocation Agreement, dated as of November 18, 1993, between AEON U.S.A., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)

10.13	The Talbots, Inc. Pension Plan for Salaried Employees, as amended and restated January 1, 1989, including amendments through January 1, 1994.(3)*

10.14	The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated.(2)(3)(10)*

10.15	Services Agreement, dated as of October 29, 1989, between Talbots and AEON U.S.A.(3)

10.16	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(5)

10.17	The Talbots, Inc. Supplemental Retirement Plan, as amended.(1)(2)(12)*

10.18	The Talbots, Inc. Supplemental Savings Plan, as amended.(1)(2)(12)*

10.19	The Talbots, Inc. Deferred Compensation Plan, as amended.(1)(2)(12)*

10.20	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(13)*

10.21	Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended by Amendment No. 1, dated May 11, 1994.(2)(3)*

10.22	Change in Control Agreements between Talbots and certain officers of Talbots.(2)(3)*

10.23	Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and Talbots dated as of November 1, 1999.(8)

10.24	The Talbots, Inc. Restated Directors Stock Plan dated May 25, 2000.(11)*

10.25	Revolving Loan Credit Agreement, dated April 17, 2003, between Mizuho Corporate Bank, Ltd. and Talbots.(16)(20)

10.26	Employment Agreement, dated January 30, 2003, between Harold B. Bosworth and Talbots.(16)*

10.27	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan.(15)*

10.28	Revolving Loan Credit Agreement, dated January 28, 2004, between Talbots and Mizuho Corporate Bank, Ltd.(18)(27)

10.29	Amended Repurchase Program, dated as of March 31, 2004, between Talbots and AEON (U.S.A.), Inc.(19)

10.30	The Talbots, Inc. Directors Deferred Compensation Plan, restated as of May 27, 2004.(22)*

10.31	Letter Agreement, dated October 2, 2004, concerning credit facilities between HSBC and Talbots.(23)

10.32	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement.(24)*

10.33	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement.(24)*

10.34	Form of Restricted Stock Unit Award under The Talbots, Inc. Restated Directors Stock Plan.(29)*

10.35	The Talbots, Inc. Management Incentive Plan Performance Criteria.(25)(29)*

10.36	Employment Agreement, dated November 3, 2004, between Philip H. Kowalczyk and The Talbots, Inc.(26)*

10.37	Uncommitted Letter of Credit Facility Letter dated February 25, 2005 between The Talbots, Inc. and Bank of America.(28)

10.38	Uncommitted Lines of Credit Letter dated February 25, 2005 between The Talbots, Inc. and Bank of America.(28)

10.39	The Talbots, Inc. Executive Base Salary Review.(29)*

* Management contract and compensatory plan or arrangement.

(11) Statement re: Computation of Per Share Earnings.

11.1	Incorporated by reference to Note 16, ‘Net Income Per Share,’ of Talbots consolidated financial statements for the fiscal year ended January 29, 2005, included in this Report.
(21) Subsidiaries.

21.1	Incorporated by reference to Note 2, ‘Summary of Significant Accounting Policies — Principals of Consolidation,’ of Talbots consolidated financial statements for the fiscal year ended January 29, 2005, included in this report.
(23) Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(30)

(31)	31.1	Certification by Arnold B. Zetcher, Chairman, President and Chief Executive Officer.(30)

	31.2	Certification by Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer.(30)

(32)	32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(30)

1	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

2	Incorporated by reference to the exhibits filed with Current Report on Form 8-K (File No. 001-12552) dated April 26, 1994.

3	Incorporated by reference to the exhibits filed with Current Report on Form 8-K (File No. 001-12552) dated April 27, 1995.

4	Incorporated by reference to the exhibits filed with Current Report on Form 8-K (File No. 001-12552) dated December 23, 1995.

5	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997.

6	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1998.

7	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999.

8	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999.

9	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999.

10	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000.

11	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 12, 2000.

12	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2001.

13	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001.

14	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 13, 2003.

15	Incorporated by reference to the exhibits filed with Talbots 2003 Proxy Statement dated April 22, 2003.

16	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2003.

17	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 19, 2003.

18	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 24, 2004.

19	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 3, 2004.

20	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 2004.

21	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 4, 2004.

22	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q dated September 8, 2004.

23	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated October 15, 2004.

24	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 18, 2004.

25	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 2, 2004.

26	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 2004.

27	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 1, 2005.

28	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 3, 2005.

29	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 9, 2005.

30	Filed with this Form 10-K.

31	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 6, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 14, 2005

The Talbots, Inc.

By	/s/ Edward L. Larsen

Edward L. Larsen
Senior Vice President, Finance
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 14, 2005.

/s/ Arnold B. Zetcher ----------------------------------------------------- Arnold B. Zetcher Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	----------------------------------------------------- Motoya Okada Director

----------------------------------------------------- Toshiji Tokiwa Director	/s/ Gary M. Pfeiffer ----------------------------------------------------- Gary M. Pfeiffer Director

/s/ John W. Gleeson ----------------------------------------------------- John W. Gleeson Director	/s/ Susan M. Swain ----------------------------------------------------- Susan M. Swain Director

/s/ Elizabeth T. Kennan ----------------------------------------------------- Elizabeth T. Kennan Director	----------------------------------------------------- Isao Tsuruta Director

----------------------------------------------------- Yoichi Kimura Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Talbots, Inc.
Hingham, Massachusetts
      We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and its subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and its subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 3, the accompanying financial statements have been restated.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2005 expressed an unqualified opinion on management’s assessment that the Company did not maintain effective internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP
April 14, 2005
Boston, Massachusetts

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Dollar amounts in thousands except per share data

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(as restated,	(as restated,
		see Note 3)	see Note 3)
Net Sales	$1,697,843	$1,594,790	$1,568,835
Costs and Expenses
Cost of sales, buying and occupancy	1,093,023	995,765	958,575
Selling, general and administrative	462,705	432,424	417,360

Operating Income	142,115	166,601	192,900
Interest
Interest expense	2,616	2,402	3,262
Interest income	506	307	409

Interest Expense — net	2,110	2,095	2,853

Income Before Taxes	140,005	164,506	190,047
Income Taxes	44,639	61,615	71,188

Net Income	$95,366	$102,891	$118,859

Net Income Per Share
Basic	$1.73	$1.82	$2.02

Assuming Dilution	$1.70	$1.78	$1.97

Weighted Average Number of Shares of Common Stock Outstanding (in thousands)
Basic	54,969	56,531	58,724

Diluted	56,252	57,901	60,191

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollar amounts in thousands except share data

	January 29,	January 31,
	2005	2004

		(as restated,
		see Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$31,811	$85,655
Customer accounts receivable — net	199,256	182,686
Merchandise inventories	238,544	170,447
Deferred catalog costs	5,118	4,449
Due from affiliates	9,073	10,046
Deferred income taxes	14,006	13,664
Prepaid and other current assets	29,589	29,207

Total current assets	527,397	496,154
Property and equipment — net	405,114	397,672
Goodwill — net	35,513	35,513
Trademarks — net	75,884	75,884
Other assets	18,222	13,424

Total Assets	$1,062,130	$1,018,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,070	$50,058
Accrued income taxes	27,196	15,043
Accrued liabilities	110,372	101,042

Total current liabilities	202,638	166,143
Long-term debt	100,000	100,000
Deferred rent under lease commitments	109,946	102,846
Deferred income taxes	5,670	3,060
Other liabilities	55,288	41,687
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 76,940,134 shares and 76,245,075 shares issued, respectively, and 54,123,667 shares and 56,675,506 shares outstanding, respectively	769	762
Additional paid-in capital	432,912	411,874
Retained earnings	715,580	644,073
Accumulated other comprehensive loss	(17,142)	(14,601)
Deferred compensation	(11,821)	(6,154)
Treasury stock, at cost; 22,816,467 shares and 19,569,569 shares, respectively	(531,710)	(431,043)

Total stockholders’ equity	588,588	604,911

Total Liabilities and Stockholders’ Equity	$1,062,130	$1,018,647

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollar amounts in thousands

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(as restated,	(as restated,
		see Note 3)	see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,366	$102,891	$118,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,769	75,987	67,721
Deferred rent	7,073	15,543	10,683
Amortization of restricted stock awards and other stock transactions	4,868	1,616	634
Loss on disposal of property and equipment	2,675	1,615	3,021
Tax benefit from options exercised	2,484	4,658	4,870
Deferred income taxes	3,777	4,324	10,634
Changes in other assets	(4,799)	(4,021)	(469)
Changes in other liabilities	10,035	6,086	728
Changes in current assets and liabilities:
Customer accounts receivable	(16,502)	(1,373)	(8,938)
Merchandise inventories	(67,784)	5,403	8,913
Deferred catalog costs	(669)	1,428	2,464
Due from affiliates	973	(1,253)	825
Prepaid and other current assets	(603)	95	(712)
Accounts payable	14,338	1,654	(569)
Income taxes payable	12,090	3,458	10,569
Accrued liabilities	9,132	12,730	8,138

Net cash provided by operating activities	155,223	230,841	237,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(92,668)	(108,985)	(114,143)
Proceeds from disposal of property and equipment	—	900	6

Net cash used in investing activities	(92,668)	(108,085)	(114,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	7,345	10,132	5,567
Cash dividends	(23,859)	(22,136)	(20,612)
Purchase of treasury stock	(99,986)	(51,338)	(101,488)

Net cash used in financing activities	(116,500)	(63,342)	(116,533)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	101	675	559
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,844)	60,089	7,260
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	85,655	25,566	18,306

CASH AND CASH EQUIVALENTS, END OF YEAR	$31,811	$85,655	$25,566

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollar amounts in thousands except share data
(As restated, see note 3)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive				Total
			Paid-In	Retained	Income	Deferred	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Stock	Income	Equity

Balance at February 2, 2002
(as previously reported)	74,935,856	$749	$378,955	$472,594	$(5,508)	$(697)	$(278,217)		$567,876
Prior years adjustment (see Note 3)				(7,523)					(7,523)

Balance at February 2, 2002
(as restated, see Note 3)	74,935,856	749	378,955	465,071	(5,508)	(697)	(278,217)		560,353
Cash dividends paid	—	—	—	(20,612)	—	—	—		(20,612)
Amortization of restricted stock awards	—	—	—	—	—	619	—		619
Stock options exercised, including tax benefit	333,743	4	10,432	—	—	—	—		10,436
Purchase of 3,210,761 shares of common stock	—	—	—	—	—	—	(101,488)		(101,488)
Other equity transactions	414	—	15	—	—	—	—		15
Comprehensive income:
Net income (as restated, see Note 3)	—	—	—	118,859	—	—	—	$118,859	118,859
Translation adjustment	—	—	—	—	1,347	—	—	1,347	1,347
Change in minimum pension liability, net of tax	—	—	—	—	(11,276)	—	—	(11,276)	(11,276)

Comprehensive income (as restated, see Note 3)	—	—	—	—	—	—	—	108,930

Balance at February 1, 2003
(as restated, see Note 3)	75,270,013	753	389,402	563,318	(15,437)	(78)	(379,705)		558,253
Cash dividends paid	—	—	—	(22,136)	—	—	—		(22,136)
Common stock issued as restricted stock award	307,125	3	7,677	—	—	(7,677)	—		3
Amortization of restricted stock awards	—	—	—	—	—	1,601	—		1,601
Stock options exercised, including tax benefit	667,523	6	14,783	—	—	—	—		14,789
Purchase of 1,805,358 shares of common stock	—	—	—	—	—	—	(51,338)		(51,338)
Other equity transactions	414	—	12	—	—	—	—		12
Comprehensive income:
Net income (as restated, see Note 3)	—	—	—	102,891	—	—	—	102,891	102,891
Translation adjustment	—	—	—	—	2,577	—	—	2,577	2,577
Change in minimum pension liability, net of tax	—	—	—	—	(1,741)	—	—	(1,741)	(1,741)

Comprehensive income (as restated, see Note 3)	—	—	—	—	—	—	—	103,727

Balance at January 31, 2004
(as restated, see Note 3)	76,245,075	762	411,874	644,073	(14,601)	(6,154)	(431,043)		604,911
Cash dividends paid	—	—	—	(23,859)	—	—	—		(23,859)
Common stock issued as restricted stock award	298,075	3	10,105	—	—	(10,108)	—		—
Restricted stock units issued	—	—	1,108	—	—	(1,108)	—		—
Amortization of restricted stock awards	—	—	—	—	—	4,964	—		4,964
Stock options exercised, including tax benefit	396,984	4	9,825	—	—	—	—		9,829
Purchase of 3,222,423 shares of common stock	—	—	—	—	—	—	(99,986)		(99,986)
Purchase of 24,475 shares of restricted common stock awards	—	—	—	—	—	585	(681)		(96)
Comprehensive income:
Net income	—	—	—	95,366	—	—	—	95,366	95,366
Translation adjustment	—	—	—	—	(401)	—	—	(401)	(401)
Change in minimum pension liability, net of tax	—	—	—	—	(2,140)	—	—	(2,140)	(2,140)

Comprehensive income	—	—	—	—	—	—	—	$92,825

Balance at January 29, 2005	76,940,134	$769	$432,912	$715,580	$(17,142)	$(11,821)	$(531,710)		$588,588

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands except share and per share data

1.	Description of Business
      The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Talbots” or the “Company”), is a national specialty retailer and cataloger of women’s, children’s and men’s classic apparel, accessories and shoes. The Company’s products are sold through its 1,049 retail stores, its circulation of approximately 46 million catalogs annually, and online through its website, www.talbots.com. AEON (U.S.A.), Inc. (“AEON USA”), is the Company’s majority shareholder, owning approximately 57% of the Company’s outstanding common stock at January 29, 2005.
      The years ended January 29, 2005, January 31, 2004 and February 1, 2003 were fifty-two week reporting periods. The Company conforms to the National Retail Federation’s fiscal calendar.

2.	Summary of Significant Accounting Policies
      Use of Estimates — The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates within the consolidated financial statements include the inventory markdown reserve, the sales return reserve, accruals for the customer loyalty program, retirement plan obligations, the allowance for doubtful accounts, and income tax accruals.
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
      Customer Accounts Receivable — Customer accounts receivable are amounts due from customers as a result of customer purchases on the Company’s proprietary credit card, net of an allowance for doubtful accounts. The Talbots charge card program is administered through Talbots Classics National Bank and Talbots Classics Finance Company, Inc., both wholly owned subsidiaries. Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluation of customers’ financial positions are performed and collateral is not required as a condition of credit. The allowance for doubtful accounts is maintained for estimated losses from the inability of customers to make required payments and is based on a percentage of outstanding balances, historical charge-offs, and charge-off forecasts. The collectibility of accounts receivable is evaluated based on a combination of factors. Delinquent accounts are generally written off automatically after a period of delinquency. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make collectibility unlikely.
      Customer Loyalty Program — The Company maintains a customer loyalty program through which customers receive “appreciation awards” based on reaching a certain purchase level on their Talbots credit card. Appreciation awards may be applied to future Talbots charge card merchandise purchases and expire one year after issuance. The cost of the appreciation award is recognized at the time of the initial customer

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
purchase and is charged to selling, general and administrative expenses based on purchase levels, actual awards issued, and historical redemption rates. The related liability is included in accrued liabilities.
      Merchandise Inventories — Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis. Reductions in gross margin and inventory are recorded for adjustments to inventory balances based on estimated markdowns using current information related to inventory levels, historical markdown trends, and forecasted markdown levels.
      Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are provided over the following estimated useful lives using the straight-line method:

Description	Years

Buildings	10–50
Fixtures and equipment	3–10
Software	3–7
Leasehold improvements	3–10 or term of lease, if shorter
Leasehold interests	17–20
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
      Goodwill — On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and ceased amortizing goodwill. Goodwill is measured for impairment at least annually, or whenever events indicate that there may be impairment.
      Trademarks — In November 1993, the Company purchased certain trademarks, including the Talbots trade name, from JUSCO (Europe) B.V. (an AEON entity). In 2001, JUSCO (Europe) B.V., which retained rights to certain trademarks in specified Asian territories, was dissolved and its Asian trademark rights were transferred to AEON Co., Ltd. The Company’s trademarks are registered with the U.S. Patent and Trademark Office and may be renewed indefinitely. On February 3, 2002, the Company adopted SFAS No. 142 and ceased amortizing trademarks. The trademarks are measured for impairment at least annually, or whenever events indicate that there may be impairment.
      Grantor Trust — The Company maintains an irrevocable grantor’s trust (“Rabbi Trust”) to hold assets that fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan. The assets held in the Rabbi Trust consist of money market and insurance investments (in which the Company is the designated beneficiary and are recorded at the cash surrender value). At January 29, 2005 and January 31, 2004, the value was $16.7 million and $13.4 million, respectively, and is included in other assets on the Consolidated Balance Sheets. The Company’s obligation related to the Supplemental Retirement Savings Plan and Deferred Compensation Plan was $17.3 million and $13.1 million, respectively, at January 29, 2005 and January 31, 2004, and is included in other long-term liabilities on the Consolidated Balance Sheets.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
      Deferred Rent Obligations — Rent expense under non-cancelable operating leases is recorded on a straight-line basis over the lease term, including the initial build-out period which typically ranges from 90 to 120 days prior to the store opening. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability.
      Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of current assets and current liabilities approximates their fair market values. The carrying value of long-term debt, which has variable interest rate terms, approximates its fair market value.
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
      Revenue Recognition — The Company recognizes revenue at the point-of-sale or, in the case of catalog and online sales, upon estimated receipt by the customer. Amounts charged by the Company to its customers for shipping and handling are included in net sales. The Company provides for estimated returns based on return history and sales levels.
      Cost of Sales, Buying and Occupancy — Cost of sales, buying and occupancy expenses are comprised primarily of the cost of product merchandise, including inbound freight charges; shipping, handling and distribution costs associated with the Company’s catalog operations; salaries and expenses incurred by the Company’s merchandising and buying operations; and occupancy costs associated with the Company’s retail stores. Occupancy costs consist primarily of rent and associated depreciation, maintenance, property taxes, and utilities.
      Selling, General and Administrative Expenses — Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; and the costs and income associated with the Company’s credit card operations. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs for the years ended January 29, 2005, January 31, 2004, and February 1, 2003, were approximately $24.4 million, $22.5 million, and $21.6 million, respectively.
      Finance Charge Income — Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense.
      Advertising — Advertising costs, which include media, production and catalogs, totaled $69,356, $62,138 and $62,286 for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Media and production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally one to five months.
      Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Such taxes are provided for using enacted tax rates expected to be in place when such temporary differences are realized. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that the full deferred tax asset would not be realized.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
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

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Net income, as reported	$95,366	$102,891	$118,859
Add: stock-based compensation included in reported net income, net of related tax effects	3,042	880	345
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(12,706)	(15,027)	(19,004)

Pro forma net income	$85,702	$88,744	$100,200

Earnings per share:
Basic-as reported	$1.73	$1.82	$2.02

Basic-pro forma	$1.56	$1.57	$1.71

Diluted-as reported	$1.70	$1.78	$1.97

Diluted-pro forma	$1.52	$1.53	$1.66

      The fair value of options on their grant date is measured using the Black Scholes option-pricing model. The estimated weighted average fair value of options granted during 2004, 2003 and 2002 were $16.67, $11.59 and $19.69 per option, respectively. Key assumptions used to apply this pricing model are as follows:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Weighted average risk free interest rate	3.7%	4.0%	5.2%
Weighted average expected life of option grants	6.0 years	6.15 years	6.25 years
Weighted average expected volatility of underlying stock	54.8%	50.0%	58.0%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	1.3%	1.5%	1.0%
      Comprehensive Income — The Company’s accumulated comprehensive income (loss) is comprised of reported net income plus the impact of changes in the cumulative foreign currency translation adjustment and the change in the minimum pension liability, net of tax. Accumulated comprehensive income (loss) is included in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. As of January 29, 2005, the balance of accumulated comprehensive income included a cumulative foreign currency translation loss of $1,984 and a cumulative minimum pension liability, net of tax, of $15,158. As of January 31, 2004, the balance of accumulated comprehensive income included a cumulative foreign currency translation loss of $1,583 and a cumulative minimum pension liability, net of tax, of $13,018.
      Basic and Diluted Net Income Per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of all dilutive potential common shares, including contingently returnable shares (as determined by the treasury stock method, which includes the tax benefit on assumed stock option exercises and assumed vesting of restricted stock).
      Supplemental Cash Flow Information — Interest paid for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 was $2,470, $2,498 and $3,360, respectively. Income tax payments during the years ended January 29, 2005, January 31, 2004 and February 1, 2003 were $38,641, $48,115 and $45,566, respectively. During 2004, the Company recorded an additional minimum pension liability of $3,566, offset by a charge to equity of $2,140, net of tax. During 2003, the Company recorded an additional minimum pension liability of $2,902, offset by a charge to equity of $1,741, net of tax. During 2002, the Company recorded an additional minimum pension liability of $18,617, offset by a charge to equity, net of tax, of $11,276.
      New Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on July 31, 2005. The Company is in the process of evaluating the impact of the adoption of SFAS No. 123R. The adoption of SFAS No. 123R will reduce reported net income and earnings per share because the Company will be required to recognize compensation expense for share purchase rights granted under its employee stock option plans, whereas the Company has not been required to record such expense under current accounting rules.

3.	Restatement of Financial Statements
      During the Company’s fiscal 2004 closing process, the Company determined that it would be required to restate its previously reported financial statements to correct the manner in which it accounts for leases, specifically the accounting for construction allowances, amortization periods related to leasehold improvements, and rent holidays.
      Historically, the Company’s previously reported financial statements reflected the unamortized portion of construction allowances as a reduction of property and equipment. The Company has restated its previously reported financial statements to reflect the unamortized portion of construction allowances as a deferred lease credit rather than as a reduction to the cost of leasehold improvements. Also, these construction allowances were being amortized over the asset life rather than the lease term. Accordingly, the Company has corrected this error such that its amortization of construction allowances matches the lease term.
      Additionally, the Company has determined that it should: (i) conform the depreciable lives for leasehold improvements to the shorter of the economic life of the asset or the lease term used for calculating straight-line rent expense and (ii) include option periods in the depreciable lives assigned to leasehold improvements and in the calculation of straight-line rent expense in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. The Company has corrected this error which results in an acceleration of depreciation for certain leasehold improvements and the recording of additional rent expense.
      Finally, the Company has corrected the way in which it accounts for rent holidays on its store leases. Rent expense has been restated such that it is recognized on a straight-line basis over a term that includes the store build-out period, which for the Company typically ranges from 90 to 120 days prior to the store opening.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
Previously the Company calculated its straight-line rent expense over a term commencing typically on the day on which the store opened for business.
      The corrections noted above resulted in an adjustment to retained earnings as of February 2, 2002 of $7,523.
      Following is a summary of the effects of these accounting corrections on the Company’s Consolidated Balance Sheet as of January 31, 2004:

	Previously
As of January 31, 2004	Reported	Adjustments	Restated

Property and equipment, net	$337,417	$60,255	$397,672
Total Assets	958,392	60,255	1,018,647
Deferred rent under lease commitments	23,897	78,949	102,846
Deferred income taxes	10,540	(7,480)	3,060
Retained earnings	655,288	(11,215)	644,073
Total stockholders’ equity	616,126	(11,215)	604,911
Total Liabilities and Stockholders’ Equity	$958,392	$60,255	$1,018,647
      Following is a summary of the effects of these accounting corrections on the Company’s Consolidated Statements of Earnings for the years ended January 31, 2004 and February 1, 2003:

	Previously
Year Ended January 31, 2004	Reported(1)	Adjustments	Restated

Cost of sales, buying and occupancy	$992,778	$2,987	$995,765
Operating Income	169,588	(2,987)	166,601
Income Before Taxes	167,493	(2,987)	164,506
Income Taxes	62,810	(1,195)	61,615
Net Income	$104,683	$(1,792)	$102,891
Net Income Per Share
Basic	$1.85	$(0.03)	$1.82
Assuming Dilution	$1.81	$(0.03)	$1.78

	Previously
Year Ended February 1, 2003	Reported(1)	Adjustments	Restated

Cost of sales, buying and occupancy	$955,408	$3,167	$958,575
Operating Income	196,067	(3,167)	192,900
Income Before Taxes	193,214	(3,167)	190,047
Income Taxes	72,455	(1,267)	71,188
Net Income	$120,759	$(1,900)	$118,859
Net Income Per Share
Basic	$2.06	$(0.04)	$2.02
Assuming Dilution	$2.01	$(0.04)	$1.97

(1)	Previously reported numbers reflect the impact of the reclassification discussed within this Note 3 under the caption “Reclassification of Customer Loyalty Program.”

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
      Following is a summary of the effects of these accounting corrections on the Company’s Consolidated Statements of Cash Flows for the years ended January 31, 2004 and February 1, 2003:

	Previously
Year Ended January 31, 2004	Reported	Adjustments	Restated

Depreciation and amortization	$65,893	$10,094	$75,987
Deferred rent	3,170	12,373	15,543
Deferred income taxes	5,519	(1,195)	4,324
Net cash provided by operating activities	211,361	19,480	230,841
Additions to property and equipment	(89,505)	(19,480)	(108,985)
Net cash used in investing activities	$(88,605)	$(19,480)	$(108,085)

	Previously
Year Ended February 1, 2003	Reported	Adjustments	Restated

Depreciation and amortization	$59,113	$8,608	$67,721
Deferred rent	1,136	9,547	10,683
Deferred income taxes	11,901	(1,267)	10,634
Net cash provided by operating activities	222,383	14,988	237,371
Additions to property and equipment	(99,155)	(14,988)	(114,143)
Net cash used in investing activities	$(99,149)	$(14,988)	$(114,137)
      Reclassification of Customer Loyalty Program — During the fourth quarter of 2004, the Company reclassified certain prior year amounts for redemptions under the Company’s customer loyalty program. The impact on prior years was a reduction to revenues of $29.5 million and $26.5 million for the years ended January 31, 2004 and February 1, 2003, respectively; a reduction to cost of sales, buying and occupancy of $8.9 million and $8.1 million for the years ended January 31, 2004 and February 1, 2003, respectively; and a reduction to selling, general, and administrative expenses of $20.6 million and $18.4 million, respectively. The reclassification did not have any impact on operating income, net income, or net income per share. The cost of the award issued under the customer loyalty program is recognized at the time of the initial customer purchase and is included in selling, general, and administrative expense.

4.	Goodwill and Other Intangible Assets
      On February 3, 2002, the Company adopted SFAS No. 142. SFAS No. 142 changed the accounting for goodwill and certain other intangible assets (including trademarks) with indefinite lives from an amortization method to an impairment-only approach. Upon adoption, the Company ceased amortization of goodwill and trademarks and the assets’ fair values were reviewed for impairment. The transition and annual impairment tests noted no impairment of the recorded goodwill or trademarks. The balance of the Company’s goodwill and trademark assets at both January 29, 2005 and January 31, 2004 were $35,513 and $75,884, respectively.

5.	Equity Transactions
      During the years ended January 29, 2005, January 31, 2004 and February 1, 2003, the Company declared and paid dividends totaling $0.43 per share, $0.39 per share and $0.35 per share, respectively.
      In 1995, the Company adopted a stock repurchase plan authorizing the purchase of shares of its common stock. Subsequently, the Company’s Board of Directors approved extensions to the original plan. During 2004, the Company repurchased 3,222,423 shares of the Company’s common stock under its repurchase program at an average price per share of $31.03. These repurchases were made under stock repurchase programs approved

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
by the Company’s Board of Directors during 2004 authorizing the Company to purchase an aggregate of $100.0 million in stock. During 2003, the Company repurchased 1,748,018 shares of the Company’s common stock under its repurchase program at an average price per share of $28.60. This completed the $50.0 million repurchase program authorized by the Board of Directors in October 2002. During 2002, the Company repurchased 3,165,697 shares of the Company’s common stock under its repurchase program at an average price per share of $31.59. At January 29, 2005 and January 31, 2004, the Company held 22,816,467 and 19,569,569 shares, respectively, as treasury shares. Treasury shares also include restricted common shares forfeited from grants made under the Company’s 1993 and 2003 Executive Stock Based Incentive Plans (the “1993 Plan” and “2003 Plan”).
      Under the provisions of the 2003 Plan, the Company has issued to certain key members of management shares of restricted stock. Upon grant of restricted stock the recipient is required to pay the par value of such shares, $0.01 per share. The difference between the market price of the shares on the date of grant and the recipient’s cost of $0.01 per share is recorded as deferred compensation and is being amortized over the expected vesting period. The shares vest at the end of a five-year service period, however, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate performance goals. In such a case, if it is determined that the early vesting will most likely occur, the amortization period is adjusted accordingly. Such shares are forfeited to the Company at the $0.01 par value if the employee terminates employment prior to the vesting date.
      A summary of the changes in restricted shares outstanding for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 is presented below.

	Year Ended

	January 29, 2005		January 31, 2004		February 1, 2003

		Weighted		Weighted		Weighted
	Number of	average market	Number of	average market	Number of	average market
	shares	price per share	shares	price per share	shares	price per share

Outstanding at beginning of year	301,950	$17.02	132,934	$7.89	265,867	$7.89
Granted	298,075	33.92	307,125	25.00	—	—
Vested	—	—	(122,934)	7.48	(132,933)	7.89
Forfeited	(24,475)	27.85	(15,175)	12.90	—	—

Outstanding at end of year	575,550	$29.50	301,950	$17.02	132,934	$7.89

      During the second quarter of 2004, the Company issued 32,000 restricted stock units (“RSUs”) with an aggregate fair value at grant date of $1.1 million to the non-management directors on the Company’s Board of Directors under the Company’s shareholder-approved Amended and Restated Directors Stock Plan (the “Restated Directors Plan”). The fair value of the RSUs has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period, which is one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the RSUs are not deferred, then the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to common stock dividends. RSUs do not have voting rights.

6.	Stock Options
      In 1993, the Company reserved 5,300,000 shares of common stock for issuance pursuant to the 1993 Plan. In 1998 and 2002, the 1993 Plan was amended with shareholder approval to increase the number of authorized shares of common stock by 6,620,000 and 300,000 shares, respectively, to 12,220,000 shares. In

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
2003, the Company’s Board of Directors and shareholders approved the adoption of the 2003 Plan. In accordance with the 2003 Plan, the maximum number of shares of common stock that may be issued may be not more than 7,000,000 shares of common stock; any authorized but unissued shares of common stock available for future awards under the 1993 Plan were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, canceled or otherwise become available to the Company. In accordance with the 1993 Plan and the 2003 Plan, the Company has issued stock options which generally vest over a three-year period and expire no later than ten years from the grant date. These stock options were granted with an exercise price equal to the fair market value of the common stock at the date of grant. At January 29, 2005 and January 31, 2004, there were 4,907,970 shares and 6,006,199 shares, respectively, available for grant under the 2003 Plan.
      In 1995, the Company implemented a stock option plan for its non-employee members of its Board of Directors (the “Directors Plan”). The number of shares authorized under the Directors Plan was initially fixed at 260,000 shares. In 2000, the Company’s Board of Directors and shareholders approved the Restated Directors Plan which increased the shares reserved for issuance by 800,000 shares. Stock options which have been granted under the Directors Plan and Restated Directors Plan generally vest over a three-year period and expire no later than ten years from the grant date. The stock options are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. At January 29, 2005 and January 31, 2004, there were 497,516 shares and 569,516 shares, respectively, available for grant under the Restated Directors Plan.
      The following table summarizes information regarding stock options outstanding at January 29, 2005.

	Options Outstanding			Options Exercisable

	Number of	Weighted	Weighted	Number of	Weighted
Range of	options	average	average	options	average
exercise prices	outstanding	remaining life	exercise price	exercisable	exercise price

$ 7.41 – $10.22	350,004	3.0 years	$7.42	350,004	$7.42
$10.23 – $15.33	844,892	3.2 years	12.92	844,892	12.92
$15.34 – $20.45	2,087,271	5.0 years	18.96	2,087,271	18.96
$20.46 – $25.56	869,368	8.0 years	24.99	294,191	24.96
$25.57 – $30.67	236,950	8.1 years	27.54	86,013	28.51
$30.68 – $35.79	940,850	9.0 years	33.94	39,781	33.99
$35.80 – $40.90	1,186,382	6.9 years	35.93	793,642	35.89
$40.91 – $46.01	2,000	6.2 years	41.85	2,000	41.85
$46.02 – $51.13	1,060,999	5.7 years	47.02	1,060,999	47.02

	7,578,716	6.0 years	$27.16	5,558,793	$25.67

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
      A summary of stock option activity during the years ended January 29, 2005, January 31, 2004, and February 1, 2003 is presented below.

	Year Ended

	January 29, 2005		January 31, 2004		February 1, 2003

		Weighted		Weighted		Weighted
	Number of	average option	Number of	average option	Number of	average option
	shares	price per share	shares	price per share	shares	price per share

Outstanding at beginning of year	7,111,071	$25.97	6,994,111	$25.37	6,002,857	$22.72
Granted	1,048,250	33.52	1,011,100	25.37	1,391,000	35.36
Exercised	(396,984)	18.50	(667,523)	15.18	(333,743)	16.68
Forfeited	(183,621)	35.82	(226,617)	36.71	(66,003)	38.40

Outstanding at end of year	7,578,716	$27.16	7,111,071	$25.97	6,994,111	$25.37

Exercisable at end of year	5,558,793	$25.67	4,971,856	$23.12	3,843,720	$18.92

7.	Related Party and Affiliates
      AEON Co., Ltd. is a related party that owns and operates stores in Japan through its wholly owned subsidiary Talbots Japan Co. Ltd. (“Talbots Japan”). The Company provides certain services and purchases merchandise for Talbots Japan. The Company is reimbursed for expenses incurred and the cost of merchandise. For 2004, 2003, and 2002, total charges for services and merchandise purchases were $16.6 million, $16.4 million, and $14.1 million, respectively. At January 29, 2005 and January 31, 2004, the Company was owed $9.1 million and $10.0 million, respectively, for these service costs and for merchandise inventory purchases made on behalf of Talbots Japan.
      The Company has an advisory services agreement with AEON USA under which AEON USA provides advice and services to Talbots with respect to strategic planning and other related issues concerning the Company and maintains on behalf of the Company a working relationship with Japanese banks and other financial institutions, for which AEON USA receives an annual fee of $250 plus any expenses incurred, which are not material. At January 29, 2005 and January 31, 2004 there were no amounts owed under this contract.
      Under the Company’s stock repurchase programs, shares are repurchased from the open market from time to time. Concurrently with such open market purchases, the Company has generally purchased a pro rata number of shares from AEON USA so as to maintain substantially the same percentage stock ownership of the Company between AEON USA and the public shareholders. For each pro rata repurchase program, purchases of shares from AEON USA are at the weighted average price of the prices paid to the public shareholders. During 2004, a total of 1,839,823 shares were repurchased from AEON USA at a weighted average price of $31.00 per share. During 2003, a total of 1,020,718 shares were repurchased from AEON USA at a weighted average price of $28.58. During 2002, a total of 1,054,936 shares were repurchased from AEON USA at a weighted average price of $27.78.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data

8.	Accounts Receivable
      Customer accounts receivable are as follows:

	January 29,	January 31,
	2005	2004

Due from customers	$201,956	$185,386
Less allowance for doubtful accounts	(2,700)	(2,700)

Customer accounts receivable, net	$199,256	$182,686

      Finance charge income (including interest and late fee income) amounted to $39.8 million, $37.1 million and $36.0 million for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.
      Changes in the allowance for doubtful accounts are as follows:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Balance, beginning of year	$2,700	$2,600	$2,300
Charges to costs and expenses	2,649	3,202	3,416
Charge-offs, net of recoveries	(2,649)	(3,102)	(3,116)

Balance, end of year	$2,700	$2,700	$2,600

9.	Property and Equipment
      Property and equipment consists of the following:

	January 29,	January 31,
	2005	2004

Land	$10,817	$10,561
Buildings	68,029	68,318
Fixtures and equipment	354,008	318,354
Software	43,481	39,746
Leasehold improvements	288,862	258,355
Leasehold interests	726	969
Construction in progress	14,509	17,903

Property and equipment-gross	780,432	714,206
Less accumulated depreciation and amortization	(375,318)	(316,534)

Property and equipment-net	$405,114	$397,672

      Depreciation expense for the years ended January 29, 2005, January 31, 2004, and February 1, 2003 was $82.8 million, $76.0 million, and $67.7 million, respectively.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data

10.	Accrued Liabilities
      Accrued liabilities consist of the following:

	January 29,	January 31,
	2005	2004

Gift certificates, merchandise credits, sales return reserve and other customer related liabilities	$52,704	$46,911
Employee compensation, related tax and benefits	30,759	29,496
Taxes other than income and withholding	9,354	8,223
Other accrued liabilities	17,555	16,412

Total accrued liabilities	$110,372	$101,042

      Changes in the sales return reserve are as follows:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Sales return reserve balance, beginning of year	$8,002	$7,398	$7,561
Provision for merchandise returns	358,279	310,511	294,067
Merchandise returned	(357,097)	(309,907)	(294,230)

Sales return reserve balance, end of year	$9,184	$8,002	$7,398

11.	Debt
     Long-Term Debt — The Company has revolving credit agreements with four banks that provide for maximum available borrowings of $100,000, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured revolving credit agreements are fixed, at the Company’s option, for periods of one, three or six months. At January 29, 2005 and January 31, 2004, the Company had $100,000 outstanding under its revolving credit agreements. None of the outstanding balance is currently payable.
      A summary of the amounts outstanding, the current interest rates, and the loan maturities under the revolving credit agreements at January 29, 2005 follows:

Outstanding	Interest Rate	Maturity

$18,000	2.86%	April 2006
14,000	2.87%	April 2006
14,000	3.58%	April 2006
12,000	3.09%	April 2006
18,000	3.56%	January 2007
10,000	3.72%	January 2007
8,000	3.81%	January 2007
6,000	3.01%	January 2007

$100,000

      Line of Credit Facility — The Company also has available $125,000, in the aggregate, under unsecured line-of-credit facilities with five banks. At January 29, 2005 and January 31, 2004, no amounts were outstanding on these facilities.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
      The weighted average interest rate for both long-term debt and the line of credit facilities for the years ended January 29, 2005, January 31, 2004, and February 1, 2003 was 2.32%, 2.03%, and 2.69%, respectively.
      Letters of Credit — The Company has two letter-of-credit banking agreements totaling $200,000, which it uses primarily for the purchase of merchandise inventories. As of January 29, 2005 and January 31, 2004, the Company held $112,080 and $102,757, respectively, in outstanding letters of credit for purchase commitments.

12.	Income Taxes
      Income before taxes for the years ended January 29, 2005, January 31, 2004, and February 1, 2003 consists of the following:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Domestic	$134,797	$158,431	$186,123
Foreign	5,208	6,075	3,924

Total	$140,005	$164,506	$190,047

      The provision for income taxes for the years ended January 29, 2005, January 31, 2004, and February 1, 2003 consists of the following:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Currently payable:
Federal	$34,564	$51,747	$54,547
State	4,569	5,585	5,907
Foreign	1,812	107	—

Total currently payable	40,945	57,439	60,454

Deferred:
Federal	4,597	6,965	8,386
State	(903)	(1,009)	981
Foreign	—	(1,780)	1,367

Total deferred	3,694	4,176	10,734

Total income tax expense	$44,639	$61,615	$71,188

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
      Components of the net deferred tax asset or liability recognized in the Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 are as follows:

	January 29, 2005			January 31, 2004

	Assets	Liabilities	Total	Assets	Liabilities	Total

United States:
Current:
Merchandise inventories	$8,960	$—	$8,960	$8,094	$—	$8,094
Deferred catalog costs	—	(1,297)	(1,297)	—	(664)	(664)
Accrued vacation pay	5,004	—	5,004	4,350	—	4,350
Other	3,571	(2,232)	1,339	2,138	(254)	1,884

Total current	17,535	(3,529)	14,006	14,582	(918)	13,664

Noncurrent:
Depreciation and amortization	—	(44,833)	(44,833)	—	(33,562)	(33,562)
Lease commitments	15,336	—	15,336	13,954	—	13,954
Deferred rent	1,885	—	1,885	1,654	—	1,654
Deferred compensation	11,093	—	11,093	5,208	—	5,208
Minimum pension liability	10,105	—	10,105	8,679	—	8,679
Other	744	—	744	1,007	—	1,007

Total noncurrent	39,163	(44,833)	(5,670)	30,502	(33,562)	(3,060)

Total deferred income taxes	$56,698	$(48,362)	$8,336	$45,084	$(34,480)	$10,604

      For the years ended January 29, 2005, January 31, 2004, and February 1, 2003, the effective tax rate was 31.9%, 37.5%, and 37.5%, respectively. The effective tax rate during the year ended January 29, 2005 was favorably impacted by an income tax benefit of $7.8 million from favorable resolutions of certain federal income tax issues relating to fiscal years 1993 through 1997. The 1998 through 2000 federal tax years were closed without adjustment in 2004.
      The Company is routinely under audit by various domestic and foreign tax jurisdictions. In response to this, management records accruals for estimates of audit adjustments by the taxing authorities. The eventual resolution of these audits might include increases or decreases in liabilities.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
      For the years ended January 29, 2005, January 31, 2004 and February 1, 2003, total income tax expense differs from that computed by multiplying income before taxes by the United States federal income tax rates as follows:

	Year Ended

	January 29, 2005		January 31, 2004		February 1, 2003

	Tax	Rate	Tax	Rate	Tax	Rate

Expected tax expense	$49,002	35.0%	$57,577	35.0%	$66,517	35.0%
Adjustments resulting from:
State income taxes, net of federal tax benefit	2,383	1.7	4,154	2.5	4,477	2.4
Foreign tax	1,812	1.3	107	0.1	—	—
Tax audit resolution	(7,835)	(5.6)	—	—	—	—
Other	(723)	(0.5)	(223)	(0.1)	194	0.1

Actual tax expense	$44,639	31.9%	$61,615	37.5%	$71,188	37.5%

13.	Segment and Geographic Information
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
      The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s, and men’s classic apparel, accessories, and shoes through its retail stores, while the Catalog Segment derives its revenues through its approximately 24 distinct catalog mailings per year and online at www.talbots.com.
      The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses such as payroll, occupancy, and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots credit card operations, and certain general warehousing costs. Assets are not allocated between segments; therefore, no measure of segment assets is available.
      Historically, the Company does not allocate assets by segment; however, SFAS No. 142 requires goodwill and other intangible assets to be allocated to specific reporting segments. For analysis of impairment under SFAS No. 142, the Company allocated goodwill of $35.5 million and $0 to the Stores and Catalog segment, respectively, at both January 29, 2005 and January 31, 2004. The trademark was allocated as $64.5 million and $11.4 million to the Stores and Catalog segment, respectively, at both January 29, 2005 and January 31, 2004.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
      The following is segment information for the years ended January 29, 2005, January 31, 2004 and February 1, 2003:

	January 29, 2005

	Stores	Catalog	Total

Net Sales	$1,454,650	$243,193	$1,697,843
Direct profit	223,481	48,507	271,988

	January 31, 2004

	Stores	Catalog	Total

Net Sales	$1,363,036	$231,754	$1,594,790
Direct profit	248,593	48,132	296,725

	February 1, 2003

	Stores	Catalog	Total

Net Sales	$1,328,573	$240,262	$1,568,835
Direct profit	266,693	45,466	312,159
      The following reconciles direct profit to consolidated net income for the years ended January 29, 2005, January 31, 2004 and February 1, 2003:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Total direct profit for reportable segments	$271,988	$296,725	$312,159
Less: indirect expenses	129,873	130,124	119,259

Operating income	142,115	166,601	192,900
Interest expense-net	2,110	2,095	2,853

Income before taxes	140,005	164,506	190,047
Income taxes	44,639	61,615	71,188

Consolidated net income	$95,366	$102,891	$118,859

      As a retailer that sells to the general public, the Company has no single customer who accounts for greater than 10% of the Company’s consolidated net sales.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
      The following is geographical information as of and for the years ended January 29, 2005, January 31, 2004 and February 1, 2003:

	January 29,	January 31,	February 1,
	2005	2004	2003

Sales:
United States	$1,640,518	$1,541,149	$1,519,516
Foreign	57,325	53,641	49,319

Total consolidated revenues	$1,697,843	$1,594,790	$1,568,835

Long-Lived Assets:
United States	507,662	501,072	470,580
Foreign	8,848	7,996	6,912

Total long-lived assets	$516,510	$509,068	$477,492

      The classification “Foreign” is comprised of the Company’s Canada and United Kingdom retail store operations and the classification “United States” is comprised of the Company’s United States retail store operations and the Company’s Catalog operations.

14.	Benefit Plans
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
      The Company has an unfunded, non-qualified supplemental executive retirement plan (“SERP”) for certain key executives impacted by Internal Revenue Code limits on benefits and certain individuals who defer compensation into the Company’s Deferred Compensation Plan. The Company uses December 31st as its measurement date for obligation calculations.
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
Dollar amounts in thousands except share and per share data
      The changes in the benefit obligations and funded status of the Company’s Pension Plan, SERP and Postretirement Medical Plan are as follows:

	Year Ended

					Postretirement Medical
	Pension Plan		SERP		Plan

	January 29,	January 31,	January 29,	January 31,	January 29,	January 31,
	2005	2004	2005	2004	2005	2004

Change in benefit obligation:
Projected benefit obligations at beginning of year	$92,886	$72,015	$11,497	$9,306	$4,660	$3,622
Service cost	8,040	6,610	721	630	652	453
Interest cost	5,900	4,939	731	641	341	253
Actuarial loss	13,437	10,331	1,076	924	1,260	507
Benefits paid, net	(1,324)	(1,009)	(18)	(4)	(222)	(175)

Projected benefit obligations at end of year	$118,939	$92,886	$14,007	$11,497	$6,691	$4,660

Changes in assets:
Fair value at beginning of year	$58,512	$42,925	$—	$—	$—	$—
Actual return on plan assets	4,561	8,596	—	—	—	—
Employer contributions	8,000	8,000	—	—	—	—
Benefits paid	(1,324)	(1,009)	—	—	—	—

Fair value at end of year	$69,749	$58,512	$—	$—	$—	$—

Funded Status:
Funded status	$(49,190)	$(34,374)	$(14,007)	$(11,497)	$(6,691)	$(4,660)
Unrecognized prior service cost	632	864	148	175	—	—
Unrecognized net loss (gain)	51,461	39,563	4,531	3,752	1,574	380
Accrued contributions	—	—	7	—	19

Prepaid (accrued) cost	$2,903	$6,053	$(9,321)	$(7,570)	$(5,098)	$(4,280)

Amounts recognized on the balance sheet consist of:
Accrued benefit cost	$(22,106)	$(15,203)	$(10,354)	$(9,050)	$(5,098)	$(4,280)
Intangible asset	632	864	148	175	—	—
Additional minimum pension liability (reflected in shareholders equity, net of tax)	24,377	20,392	885	1,305	—	—

Prepaid (accrued) cost	$2,903	$6,053	$(9,321)	$(7,570)	$(5,098)	$(4,280)

      In 2004, 2003, and 2002, the Company was required to record additional minimum liabilities of $4.0 million, $1.8 million, and $18.6 million, respectively, related to its Pension Plan and $(0.4) million, $1.1 million, and $0.2 million, respectively, to its SERP. In recording the additional minimum liabilities, the Company reduced shareholders’ equity, net of tax, by $2.1 million in 2004, $1.7 million in 2003, and $11.3 million in 2002.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
      Below is a summary of the projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the Company’s Pension Plan and SERP:

	Pension Plan		SERP

	January 29,	January 31,	January 29,	January 31,
	2005	2004	2005	2004

Projected benefit obligation	$118,939	$92,886	$14,007	$11,497
Accumulated benefit obligation	$91,855	$73,715	$10,360	$9,050
Fair value of plan assets	$69,749	$58,512	$—	$—
      The components of pension expense for the Pension Plan are as follows:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Service expense-benefits earned during the period	$8,040	$6,610	$5,151
Interest expense on projected benefit obligation	5,900	4,939	4,125
Expected return on plan assets	(5,957)	(5,149)	(4,294)
Net amortization and deferral	3,167	2,005	735

Net pension expense	$11,150	$8,405	$5,717

      The components of net SERP expenses are as follows:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Service expense-benefits earned during the period	$721	$630	$516
Interest expense on projected benefit obligation	731	641	557
Net amortization and deferral	323	271	212

Net SERP expense	$1,775	$1,542	$1,285

      The components of postretirement medical expense are as follows:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Service expense-benefits earned during the period	$652	$453	$358
Interest expense on accumulated postretirement benefit obligation	341	252	217
Net amortization and deferral	65	—	(7)

Net postretirement medical expense	$1,058	$705	$568

      The Company had cumulative unrecognized expense for the Pension Plan of $52.1 million at January 29, 2005 and $40.4 million at January 31, 2004 primarily related to the delayed recognition of differences between the Company’s actuarial assumptions and actual results, which have contributed to the underfunded status of the Pension Plan. In addition, the Company had cumulative unrecognized expense for the SERP aggregating $4.7 million at January 29, 2005 and $3.9 million at January 31, 2004.
      When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During 2004 and 2003, the Company was not required to make any contributions but

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
made voluntary contributions of $8.0 million to the Pension Plan in each year. Based upon currently available information, the Company will not be required to make an additional contribution to the Pension Plan for the plan year ending December 31, 2004. The Company currently anticipates making a voluntary contribution of approximately $8.0 million in 2005.
      Significant assumptions related to the Company’s employee benefit plans include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by Pension Plan and SERP participants, and the health care cost trend annual rate for the Postretirement Medical Plan. These actuarial assumptions are reviewed annually based upon currently available information. The assumptions utilized by the Company in calculating the projected benefit obligations and periodic expense of its employee benefit plans are as follows:

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Pension Plan & SERP:
Discount rate	6.25%	6.75%	7.50%
Discount rate used to determine projected benefit obligation at end of year	5.75%	6.25%	6.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of future compensation increases	4.00%	4.00%	4.50%
Rate of future compensation increases used to determine projected benefit obligation at end of year	4.00%	4.00%	4.00%
Postretirement Medical Plan:
Discount rate	6.25%	6.75%	7.50%
Discount rate used to determine projected benefit obligation at end of year	5.75%	6.25%	6.75%
Initial healthcare cost trend rate	10.00%	12.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
      The assumed discount rate utilized is based, in part, upon a discount rate modeling process that involves selecting a portfolio of corporate bonds (rated AA or higher) with maturities that match the cash flows of the plan. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and periodic expense pursuant to its employee benefits plans. To the extent the discount rate increases or decreases, the Company’s Pension Plan, SERP, and Postretirement Medical Plan obligation is decreased or increased, accordingly.
      The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. It is the Company’s current target allocation to invest the Pension Plan assets in equity securities (approximately 70 percent) and in fixed income securities (approximately 30 percent). The Company does not allow the plan to invest in the Company’s stock, AEON Co., Ltd.’s stock, or in the stock of soft goods retailers. The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan. The expected average long-term rate of return on assets is based principally on an analysis using Ibbotson Associates historical investment returns data for the two major classes of investments. This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather this gain reduces future pension expense over a period of

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data
approximately five years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather this loss increases pension expense over approximately five years.
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
      Assumed healthcare trend rates have a significant effect on the amounts reported for the Postretirement Medical Plan. A one-percentage-point change in assumed healthcare trend rate would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest expense components	$141	$118
Effect on the accumulated postretirement benefit obligation	$852	$719
      The Pension Plan’s weighted average asset allocations at December 31, 2004 and December 31, 2003 by asset category are as follows:

		December 31, 2004		December 31, 2003
	Target
	Allocation	Amount	Percent	Amount	Percent

Equity securities	70%	$50,875	73%	$42,966	73%
Debt securities	30%	16,931	24%	12,237	21%
Cash and money market		1,943	3%	3,309	6%

Total		$69,749	100%	$58,512	100%

      Information about the expected cash flow for the Pension Plan, SERP and Postretirement Medical Plan follows:

			Postretirement
	Pension Plan	SERP	Medical Plan

Expected Company contributions 2005	$8,000	$76	$273
Expected plan payments:
2005	$1,565	$136	$267
2006	1,757	583	322
2007	1,986	739	380
2008	2,203	726	442
2009	2,527	762	487
2010 to 2014	18,342	4,247	3,767
      The Company has a qualified defined contribution 401(k) plan which covers substantially all employees. Employees make contributions to the 401(k) plan and the Company makes a cash contribution that matches 50% of an employee’s contribution up to a maximum of 6% of the employee’s compensation. Employees may elect to invest in the common stock of the Company at their discretion up to 50% of their total investment. Company contributions for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 were $3,328, $3,189 and $3,318, respectively.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data

15.	Commitments
      The table below is a summary of the Company’s contractual commitments under non-cancelable operating leases, merchandise purchases, construction contracts and service purchase contracts as of January 29, 2005.

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Operating leases:
Real estate	$929,998	$126,618	$126,992	$119,231	$110,358	$104,213	$342,586
Equipment	9,902	5,550	3,312	746	260	34	—
Merchandise purchases	329,536	329,536	—	—	—	—	—
Construction contracts	10,534	10,534	—	—	—	—	—
Other contractual
commitments	26,358	11,455	7,608	7,010	285	—	—

Total Commitments	$1,306,328	$483,693	$137,912	$126,987	$110,903	$104,247	$342,586

      Operating Leases — The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2020. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and also provide that the Company pay real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Additionally, most store leases provide renewal options and contain rent escalation clauses. Included in the schedule above are 30 executed leases related to future stores not yet opened at January 29, 2005. Rent expense for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 was $124,010, $115,368 and $100,073, respectively. This includes $1,933, $1,659, and $1,920, respectively, of contingent rental expense and $175, $175, and $46, respectively of sublease rental income. Additionally, the Company leases both store computer and other corporate computer equipment with lease terms between three and five years.
      Merchandise Purchases — The Company generally makes purchase commitments up to six to twelve months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor.
      Construction Contracts — The Company enters into contracts to facilitate the build-out and renovations of its stores. Total capital expenditures for 2005 are currently expected to be approximately $85 million, of which $74 million is allocated to store construction and renovation.
      Other Contractual Commitments — The Company routinely enters into contracts with vendors for products and services in the normal course of operation. These include contracts for maintenance on equipment, services contracts and advertising contracts. These contracts vary in their terms but generally carry 30 day to three-year terms.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data

16.	Net Income Per Share
      The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 3,190,231, 2,377,680, and 2,544,000 shares of common stock were outstanding during the years ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market prices of the common shares.

	Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Shares for computation of basic net income per share	54,969	56,531	58,724
Effect of stock compensation plans	1,283	1,370	1,467

Shares for computation of diluted net income per share	56,252	57,901	60,191

17.	Quarterly Results (unaudited)
      The following table shows certain unaudited quarterly information for the Company during 2004 and 2003.

	Fiscal 2004 Quarter Ended

	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005 (1)

Net sales	$412,181	$401,553	$413,384	$470,725
Gross profit, as previously reported	174,907	133,270	154,636	142,968
Gross profit, as restated	175,113	133,161	153,578	142,968
Net income, as previously reported	33,341	19,416	27,606	15,379
Net income, as restated	33,464	19,351	27,171	15,379
Net income per share
Basic, as previously reported	$0.59	$0.35	$0.51	$0.29
Basic, as restated	$0.59	$0.35	$0.50	$0.29
Diluted, as previously reported	$0.58	$0.34	$0.50	$0.28
Diluted, as restated	$0.58	$0.34	$0.49	$0.28
Weighted average number of shares of common stock outstanding
Basic	56,374	55,581	54,376	53,547
Diluted	57,876	57,034	55,364	54,625
Cash dividends per share	$0.10	$0.11	$0.11	$0.11
Market price data
High	$36.74	$39.81	$30.69	$29.80
Low	$32.29	$29.82	$24.79	$25.33

(1)	Amounts for the quarter ended January 29, 2005 were not previously reported or restated; as such, the amounts do not differ.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dollar amounts in thousands except share and per share data

	Fiscal 2003 Quarter Ended

	May 3,	August 2,	November 1,	January 31,
	2003	2003	2003	2004

Net sales	$389,151	$382,079	$400,889	$422,671
Gross profit, as previously reported	160,701	131,151	168,858	141,034
Gross profit, as restated	160,998	130,772	167,965	139,293
Net income, as previously reported	29,400	18,519	34,794	21,970
Net income, as restated	29,578	18,292	34,096	20,926
Net income per share
Basic, as previously reported	$0.52	$0.33	$0.62	$0.39
Basic, as restated	$0.52	$0.32	$0.60	$0.37
Diluted, as previously reported	$0.51	$0.32	$0.60	$0.38
Diluted, as restated	$0.51	$0.32	$0.59	$0.36
Weighted average number of shares of common stock outstanding
Basic	56,995	56,390	56,363	56,378
Diluted	58,074	57,746	57,966	57,771
Cash dividends per share	$0.09	$0.10	$0.10	$0.10
Market price data
High	$29.16	$33.65	$38.15	$33.10
Low	$23.02	$26.01	$31.97	$29.35

SHAREHOLDER INFORMATION
CORPORATE OFFICES
The Talbots, Inc.
One Talbots Drive
Hingham, MA 02043-1586
TALBOTS WEBSITE
www.talbots.com
TALBOTS CATALOG
To receive a free copy of our most recent Talbots Catalog, call 1-800-TALBOTS (1-800-825-2687)
ANNUAL MEETING
The Annual Meeting of Shareholders is scheduled for 9 a.m. on May 26, 2005, at The John Hancock Hotel & Conference Center
40 Trinity Place
Boston, MA
Each shareholder is cordially invited to attend.
FORM 10-K
A copy of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 is available to each shareholder free of charge upon written request to the Investor Relations Department at our Corporate Offices.
SHAREHOLDER REPORTS/ INVESTOR INQUIRIES
Shareholder inquiries, including requests for quarterly and annual reports, may be made in writing to:
Investor Relations Department
The Talbots, Inc.
One Talbots Drive
Hingham, MA 02043-1586;
By calling 781-741-4500; or
by e-mail at investor.relations@talbots.com
STOCK EXCHANGE LISTING
New York Stock Exchange
(Trading Symbol: TLB)
REGISTRAR AND TRANSFER AGENT
EquiServe Trust Company, N.A.
Shareholder Services
P.O. Box 43010
Providence, RI 02940-3010
Telephone: 781-575-3120
Internet Address:
http://www.EquiServe.com
MARKET FOR REGISTRANT’S COMMON STOCK
The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB.” The number of holders of record of common stock at March 25, 2005 was 534.
The payment of dividends and the amount thereof is determined by the Board of Directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements, and general business outlook at the time payment is considered. The Company anticipates that dividends on the common stock will continue to be declared on a quarterly basis.
REQUIRED CERTIFICATIONS
The Company’s Chief Executive Officer certification was timely filed with the NYSE as required by NYSE Rule 303A(12). The Company’s Chief Executive Officer and Chief Financial Officer have each filed with the Securities and Exchange Commission the required certifications regarding the quality of the Company’s public disclosures.