Form 10-Q
period 2005-04-30
TALBOTS INC
filed 2005-06-08
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                                                                                                 ☑ Yes  ☐ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 6, 2005

Common Stock, $0.01 par value	54,301,026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2005 AND MAY 1, 2004
Dollar amounts in thousands except per share data

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
		(as restated,
		see Note 3)
Net Sales	$446,531	$412,181
Costs and Expenses
Cost of sales, buying and occupancy	264,279	237,068
Selling, general and administrative	126,218	121,199

Operating Income	56,034	53,914
Interest
Interest expense	980	484
Interest income	177	122

Interest Expense - net	803	362

Income Before Taxes	55,231	53,552
Income Taxes	20,712	20,088

Net Income	$34,519	$33,464

Net Income Per Share
Basic	$0.64	$0.59

Assuming Dilution	$0.63	$0.58

Weighted Average Number of Shares of Common Stock Outstanding (in thousands)
Basic	53,647	56,374

Diluted	54,881	57,876

Cash dividends declared per share	$0.11	$0.10

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 30, 2005, JANUARY 29, 2005, MAY 1, 2004
Dollar amounts in thousands except share data

	April 30,	January 29,	May 1,
	2005	2005	2004
			(as restated, see
			Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$49,307	$31,811	$66,356
Customer accounts receivable - net	211,180	199,256	196,731
Merchandise inventories	253,241	238,544	206,092
Deferred catalog costs	5,256	5,118	5,052
Due from affiliates	9,373	9,073	9,902
Deferred income taxes	14,295	14,006	13,384
Prepaid and other current assets	30,885	29,589	30,232

Total current assets	573,537	527,397	527,749
Property and equipment - net	396,212	405,114	399,112
Goodwill - net	35,513	35,513	35,513
Trademarks - net	75,884	75,884	75,884
Other assets	18,569	18,222	14,963

Total Assets	$1,099,715	$1,062,130	$1,053,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$51,215	$65,070	$42,277
Accrued income taxes	42,296	27,196	28,415
Accrued liabilities	114,970	110,372	110,066

Total current liabilities	208,481	202,638	180,758
Long-term debt	100,000	100,000	100,000
Deferred rent under lease commitments	109,375	109,946	104,708
Deferred income taxes	1,308	5,670	4,530
Other liabilities	59,734	55,288	47,241
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 77,372,726 shares, 76,940,134 shares, and 76,827,383 shares issued, respectively, and 54,556,259 shares, 54,123,667 shares, and 56,577,165 shares outstanding, respectively	774	769	768
Additional paid-in capital	444,893	432,912	429,034
Retained earnings	744,100	715,580	671,869
Accumulated other comprehensive loss	(17,719)	(17,142)	(15,509)
Deferred compensation	(19,521)	(11,821)	(15,190)
Treasury stock, at cost; 22,816,467 shares, 22,816,467 shares, and 20,250,218 shares, respectively	(531,710)	(531,710)	(454,988)

Total stockholders’ equity	620,817	588,588	615,984

Total Liabilities and Stockholders’ Equity	$1,099,715	$1,062,130	$1,053,221

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2005 AND MAY 1, 2004
Dollar amounts in thousands

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
		(as restated, see
		Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,519	$33,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,405	19,362
Deferred rent	(580)	1,872
Amortization of restricted stock awards and other stock transactions	2,144	1,072
Loss on disposal of property and equipment	230	375
Tax benefit from options exercised	845	1,829
Deferred income taxes	(4,647)	1,715
Changes in other assets	(346)	(1,539)
Change in other liabilities	4,446	5,554
Changes in current assets and liabilities:
Customer accounts receivable	(11,940)	(14,074)
Merchandise inventories	(14,771)	(35,804)
Deferred catalog costs	(138)	(603)
Due from affiliates	(300)	144
Prepaid and other current assets	(1,634)	(1,459)
Accounts payable	(13,850)	(7,766)
Income taxes payable	15,050	13,369
Accrued liabilities	4,606	9,099

Net cash provided by operating activities	36,039	26,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(13,808)	(21,400)

Net cash used in investing activities	(13,808)	(21,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	1,293	5,229
Cash dividends	(5,999)	(5,669)
Purchase of treasury stock	—	(23,945)

Net cash used in financing activities	(4,706)	(24,385)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29)	(124)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,496	(19,299)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,811	85,655

CASH AND CASH EQUIVALENTS, END OF YEAR	$49,307	$66,356

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousand except share and per share data
(Unaudited)

1. BASIS OF PRESENTATION

     With respect to the unaudited condensed consolidated financial statements set forth herein, all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended January 29, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All material intercompany accounts and transactions have been eliminated in consolidation.

2. FEDERAL AND STATE INCOME TAXES

     The Company has provided for income taxes based on the estimated annual effective rate method.

3. RESTATEMENT OF FINANCIAL STATEMENTS

     As disclosed in Note 3 to the Company’s consolidated financial statements included in its 2004 Annual Report on Form 10-K, during the Company’s fiscal 2004 closing process, the Company determined that it would be required to restate its previously reported financial statements to correct the manner in which it accounts for leases, specifically the accounting for construction allowances, amortization periods related to leasehold improvements, and rent holidays.

     Prior to January 29, 2005, the Company’s previously reported financial statements reflected the unamortized portion of construction allowances as a reduction of property and equipment. The Company restated its previously reported financial statements to reflect the unamortized portion of construction allowances as a deferred lease credit rather than as a reduction to the cost of leasehold improvements. Also, these construction allowances were being amortized over the asset life rather than the lease term. Accordingly, the Company corrected this error such that its amortization of construction allowances matches the lease term.

     Additionally, the Company determined that it should: (i) conform the depreciable lives for leasehold improvements to the shorter of the economic life of the asset or the lease term used for calculating straight-line rent expense and (ii) include option periods in the depreciable lives assigned to leasehold improvements and in the calculation of straight-line rent expense in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. The Company corrected this error, which results in an acceleration of depreciation for certain leasehold improvements and the recording of additional rent expense.

     Finally, the Company corrected the way in which it accounts for rent holidays on its store leases. Rent expense was restated such that it is recognized on a straight-line basis over a term that includes the store build-out period, which for the Company typically ranges from 90 to 120 days prior to the store opening. Previously, the Company calculated its straight-line rent expense over a term commencing typically on the day on which the store opened for business.

     Following is a summary of the effects of these accounting corrections on the Company’s Condensed Consolidated Statement of Earnings for the thirteen weeks ended May 1, 2004, the Condensed Consolidated Balance Sheet as of May 1, 2004, and the Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended May 1, 2004:

Condensed Consolidated Statement of Earnings
	Previously
Thirteen Weeks Ended May 1, 2004	Reported (1)	Adjustments	Restated
Cost of sales, buying and occupancy	$237,274	$(206)	$237,068
Operating Income	53,708	206	53,914
Income Before Taxes	53,346	206	53,552
Income Taxes	20,005	83	20,088
Net Income	$33,341	$123	$33,464
Net Income Per Share
Basic	$0.59	$—	$0.59
Diluted	$0.58	$—	$0.58

(1) Previously reported numbers reflect the impact of the reclassification discussed within this Note 3 under the caption “Reclassification of Customer Loyalty Program.”

Condensed Consolidated Balance Sheet
	Previously
As of May 1, 2004	Reported	Adjustments	Restated
Property and equipment, net	$337,455	$61,657	$399,112
Total Assets	991,564	61,657	1,053,221
Deferred rent under lease commitments	24,563	80,145	104,708
Deferred income taxes	11,927	(7,397)	4,530
Retained earnings	682,960	(11,091)	671,869
Total stockholders’ equity	627,075	(11,091)	615,984
Total Liabilities and Stockholders’ Equity	$991,564	$61,657	$1,053,221

Condensed Consolidated Statement of Cash Flows
	Previously
Thirteen Weeks Ended May 1, 2004	Reported	Adjustments	Restated
Depreciation and amortization	$16,590	$2,772	$19,362
Deferred rent	677	1,195	1,872
Deferred income taxes	1,632	83	1,715
Net cash provided by operating activities	22,437	4,173	26,610
Additions to property and equipment	(17,227)	(4,173)	(21,400)
Net cash used in investing activities	$(17,227)	$(4,173)	$(21,400)

     Reclassification of Customer Loyalty Program - During the fourth quarter of 2004, the Company reclassified certain prior year amounts for redemptions under the Company’s customer loyalty program. The impact on the thirteen weeks ended May 1, 2004 was a reduction to revenues of $6.8 million, a reduction to cost of sales, buying and occupancy of $2.0 million, and a reduction to selling, general, and administrative expenses of $4.8 million. The reclassification did not have any impact on operating income, net income, or net income per share. The cost of the award issued under the customer loyalty program is recognized at the time of the initial customer purchase and is included in selling, general, and administrative expense.

4. COMPREHENSIVE INCOME

     The following is the Company’s comprehensive income for the thirteen weeks ended April 30, 2005 and May 1, 2004:

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Net income	$34,519	$33,464
Other comprehensive income:
Foreign currency translation adjustment	(577)	(908)

Comprehensive income	$33,942	$32,556

5. STOCK-BASED COMPENSATION

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

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Net income, as reported	$34,519	$33,464
Add: stock-based compensation included in reported net income, net of related tax effects	1,340	532
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(3,115)	(3,487)

Pro forma net income	32,744	30,509
Earnings per share:
Basic - as reported	$0.64	$0.59

Basic - pro forma	$0.61	$0.54

Diluted - as reported	$0.63	$0.58

Diluted - pro forma	$0.60	$0.53

     During the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company issued 311,425 shares and 298,075 shares, respectively, of performance accelerated restricted stock, with a total market value at grant date of approximately $9.8 million and $10.1 million, respectively, to key employees of the Company under the Company’s shareholder-approved 2003

Executive Stock Based Incentive Plan. The fair values of the shares have been recorded as deferred compensation and are being amortized as compensation expense over the estimated vesting period, which is three to five years.

6. NET INCOME PER SHARE

     The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 4,167,398 and 2,350,364 shares of common stock were outstanding during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively, and were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Shares for computation of basic net income per share	53,647	56,374
Effect of stock compensation plans	1,234	1,502

Shares for computation of diluted net income per share	54,881	57,876

7. SEGMENT INFORMATION

     The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that make up the consolidated entity.

     The Company has two reportable segments, its retail stores (the “Stores Segment”), which include the Company’s United States, Canada and United Kingdom retail store operations, and its catalog and Internet operations (the “Direct Marketing Segment”).

     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s classic apparel, accessories & shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its approximately 24 distinct catalog mailings per year and online at www.talbots.com.

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

     The following is the Stores Segment and Direct Marketing Segment information for the thirteen weeks ended April 30, 2005 and May 1, 2004:

	Thirteen Weeks Ended
	April 30, 2005			May 1, 2004
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$378,118	$68,413	$446,531	$348,603	$63,578	$412,181
Direct profit	73,748	18,655	92,403	72,785	16,529	89,314

     The following reconciles direct profit to consolidated net income for the thirteen weeks ended April 30, 2005 and May 1, 2004:

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Total direct profit for reportable segments	$92,403	$89,314
Less: indirect expenses	36,369	35,400

Operating income	56,034	53,914
Interest expense, net	803	362

Income before taxes	55,231	53,552
Income taxes	20,712	20,088

Consolidated net income	$34,519	$33,464

8. EMPLOYEE BENEFIT PLANS

     Net periodic benefit cost is comprised of the following components for the thirteen weeks ended April 30, 2005 and May 1, 2004:

     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Service cost	$2,595	$2,010
Interest cost	1,765	1,455
Expected return on plan assets	(1,690)	(1,490)
Net amortization and deferral	1,168	772

Net periodic benefit cost	$3,838	$2,747

     During the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company voluntarily contributed $1.0 million and $0, respectively, to its Pension Plan.

     The components of the Company’s SERP expense are as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Service cost	$217	$190
Interest cost	202	191
Net amortization and deferral	90	85

Net periodic benefit cost	$509	$466

     The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Service cost	$186	$151
Interest cost	95	75
Net amortization and deferral	39	5

Net periodic benefit cost	$320	$231

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R will be effective for the Company commencing on January 29, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document, as well as the Company’s 2004 Annual Report on Form 10-K.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement and reclassification of the condensed consolidated financial statements discussed in Note 3 to the condensed consolidated financial statements.

Results of Operations

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

     The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales, buying and occupancy expenses	59.2%	57.5%
Selling, general and administrative expenses	28.3%	29.4%
Operating income	12.6%	13.1%
Interest expense, net	0.2%	0.1%
Income before taxes	12.4%	13.0%
Income taxes	4.6%	4.9%
Net income	7.7%	8.1%

The Thirteen Weeks Ended April 30, 2005 Compared to the Thirteen Weeks Ended May 1, 2004 (First Quarter)

     Net sales in the first quarter of 2005 were $446.5 million compared to $412.2 million in the first quarter of 2004, an increase of $34.3 million or 8.3%. Operating income was $56.0 million in the first quarter of 2005 compared to $53.9 million in the first quarter of 2004, an increase of $2.1 million or 3.9%.

     Retail store sales in the first quarter of 2005 were $378.1 million compared to $348.6 million in the first quarter of 2004, an increase of $29.5 million or 8.5%. The increase in retail store sales was driven by two factors. First, the number of stores has increased from the prior year. As of April 30, 2005, the Company operated a total of 1,054 stores with gross and selling square footage of approximately 4.2 million and 3.2 million feet, respectively. This represents an increase of approximately 5% in gross and selling square footage from May 1, 2004, when the Company operated 995 stores with gross and selling square footage of approximately 4.0 million and 3.1 million feet, respectively. Second, reflected in retail stores sales was a $13.9 million, or 4.3% increase in comparable stores sales. Comparable store sales were strong in February and April 2005 at 8.1% and 7.1%, respectively, and increased slightly in March 2005 at 0.9%. In March, sales in the beginning of the month were weak due to adverse weather conditions on the east coast but gained strength in the latter portion of the month with the start of the Company’s mid-season sale event, which drove sales of markdown merchandise.

     Direct marketing sales, which include catalog and Internet, in the first quarter of 2005 were $68.4 million compared to $63.6 million in the first quarter of 2004, an increase of $4.8 million or 7.5%. Internet sales during the first quarter of 2005 represented 37% of the total direct marketing sales, compared to 32% during the first quarter of 2004. Direct marketing sales during the quarter were driven by the strong performance of the Company’s early spring and sale catalog offerings, boosted by growth in the Company’s Internet sales. The percentage of the Company’s net sales derived from direct marketing held essentially steady at 15.3% during the first quarter of 2005 and 15.4% during the first quarter of 2004.

     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 59.2% in the first quarter of 2005 from 57.5% in the first quarter of 2004. This represents a 170 basis point deterioration in the gross margin rate, with the pure merchandise gross margin rate decreasing by approximately 220 basis points. The decline was due to higher inventory levels, which led to heavier markdowns of merchandise. This was partially offset by lower buying costs as a percentage of net sales.

     Selling, general and administrative expenses as a percentage of net sales decreased to 28.3% in the first quarter of 2005, compared to 29.4% in the first quarter of 2004. This decrease was primarily due to lower marketing spending during the first quarter of 2005 compared to the first quarter of 2004, particularly in the area of television advertising. Lower television advertising costs in the first quarter of 2005 were achieved through timely upfront media purchases.

     Net interest expense increased to $0.8 million in the first quarter of 2005 compared to $0.4 million in the first quarter of 2004. This increase was due primarily to higher interest rates and slightly higher average borrowings. The average level of outstanding debt, including short-term and long-term borrowings, was $115.4 million in the first quarter of

2005 compared to $100.0 million in the first quarter of 2004. The average interest rate on short-term and long-term borrowings was 3.4% in the first quarter of 2005 compared to 1.9% in the first quarter of 2004.

     Income tax expense for the first quarter of 2005 was $20.7 million, compared to $20.1 million for the first quarter of 2004. The effective tax rate was 37.5% for both the first quarter of 2005 and 2004.

Liquidity and Capital Resources

     The Company’s primary sources of capital are cash flows from operating activities and line-of-credit facilities from five banks, with maximum available short-term borrowings of $125.0 million. As of April 30, 2005 and May 1, 2004, the Company had no amounts outstanding under these facilities. The Company also has long-term revolving credit facilities with four banks totaling $100.0 million. At April 30, 2005 and May 1, 2004, the Company had $100.0 million outstanding under these facilities. Additionally, the Company has two letter-of-credit agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. As of April 30, 2005 and May 1, 2004, the Company held $109.3 million and $110.4 million, respectively in outstanding letters of credit for purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.

     During the first quarter of 2005, cash and cash equivalents increased $17.5 million compared to a decrease of $19.3 million during the first quarter of 2004.

     Cash provided by operating activities was $36.0 million during the first quarter of 2005 compared to $26.6 million during the first quarter of 2004, an increase of $9.4 million. This increase was primarily due to changes in inventory levels year to year. Inventories as of April 30, 2005 were $253.2 million, an increase of $14.7 million from January 29, 2005 inventories of $238.5 million. Inventories as of May 1, 2004 were $206.1 million, an increase of $35.6 million from January 31, 2004 inventories of $170.5 million. The increased inventory purchases during 2004 were part of the Company’s plan to increase its overall inventory levels, which reflected the Company’s targeted outlook for improved customer demand. During 2005, increased inventories were due to planned increases in store and direct marketing inventories, as well as early receipts of transitional and fall merchandise. During the first quarter of 2005, average inventory per square foot in the Company’s U.S. women’s stores increased 11% over the first quarter of 2004. The Company currently expects inventories on a per square foot basis in its U.S. women’s apparel stores to remain up on average in the mid to high single digit range during the second quarter of 2005 compared to the second quarter of 2004.

     Cash used in investing activities was $13.8 million in the first quarter of 2005 compared to $21.4 million in the first quarter of 2004, consisting primarily of expenditures related to the opening of new stores and expanding and renovating existing stores. During the first quarter of 2005, the Company opened seven new stores and closed two stores and spent approximately $10.1 million on new store openings and expansions and renovations of existing stores. During the first quarter of 2004, the Company opened 19 new stores and closed one store and spent approximately $17.4 million on new store openings and expansions and renovations of existing stores. The Company currently expects to open approximately 50 new stores during 2005 and expects to spend approximately $85.0 million in capital expenditures, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2005 and the number, type, and timing of stores being opened, expanded, renovated and relocated.

     Cash used in financing activities during the first quarter of 2005 was $4.7 million compared to $24.4 million during the first quarter of 2004. The primary use of funds during the first quarter of 2005 was the Company’s payment of $6.0 million in dividends at a rate of $0.11 per share. The primary use of funds during the first quarter of 2004 was the Company’s repurchase of 671,824 shares of common stock at a cost of approximately $23.7 million in the aggregate. Also during the first quarter of 2004, the Company paid $5.7 million in dividends at a rate of $0.10 per share. On April 21, 2005, the Company announced that its Board of Directors had approved a stock repurchase program which authorized the Company to purchase $50.0 million in stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. As of April 30, 2005, no repurchases had been made under the program. On May 26, 2005, the Company announced that its Board of Directors had approved the payment of a quarterly dividend of $0.12 per share payable on or before June 20, 2005 to shareholders of record as of June 6, 2005. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook.

     As of April 30, 2005 and May 1, 2004, the Company did not have any short-term borrowings outstanding. The Company from time to time borrows under its line of credit facility for working capital and similar general corporate needs and expects that borrowings will occur during 2005 from time to time. The Company currently expects that borrowings during 2005 will be reasonably consistent with 2004.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R will be effective for the Company commencing on January 29, 2006.

Critical Accounting Policies

     In the Company’s 2004 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, allowance for doubtful accounts, and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended April 30, 2005. The Company did not make any significant changes to these policies during the quarter.

Forward-looking Information

     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including store traffic, levels of store sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts including the Mens concept, effectiveness of online sales, acceptance of Talbots fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, the impact of a continued highly promotional retail environment, uncertainties associated with the expiration of trade quotas for member countries of the World Trade Organization, and the impact of stock option expensing which becomes effective during fiscal 2006. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. The Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     As of April 30, 2005, January 29, 2005 and May 1, 2004, the Company had $100.0 million of variable rate borrowings outstanding under its revolving credit facilities, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or cash flow.

     The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and five stores in the United Kingdom as of April 30, 2005. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

     In connection with the preparation of the Company’s 2004 Annual Report on Form 10-K for the year ended January 29, 2005, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the Company’s lease accounting practices. As a result of this review, the Company concluded that its previously established lease accounting practices were not appropriate and that previously reported financial statements would need to be restated, as discussed in Note 3 to the condensed consolidated financial statements for the quarter ended April 30, 2005. The Company’s management evaluated the impact of this restatement on its assessment of the Company’s system of internal control over financial reporting. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements”, restatement of financial statements in prior filings with the Securities and Exchange Commission is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on this interpretation, management concluded that a material weakness existed in the internal control over financial reporting as of January 29, 2005 relating to the selection, monitoring, and application of its accounting practices relating to leases and disclosed this to the Audit Committee of the Board of Directors and to the Company’s independent registered public accountants. As a result of this material weakness in internal control over financial reporting, management concluded that, as of January 29, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

     During the quarter ended April 30, 2005, the Company remediated this material weakness in internal control over financial reporting by conducting a review of its lease accounting practices and correcting its accounting practices related to leases. The Company also implemented additional review procedures relating to the selection, monitoring, and application of appropriate assumptions and policies related to lease accounting. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The Company did not repurchase any shares during the quarter ended April 30, 2005.

     On April 21, 2005, the Company announced that its Board of Directors had approved a stock repurchase program which authorized the Company to purchase $50.0 million of the Company’s common stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. As of April 30, 2005, no repurchases had been made under the program.

     As of April 30, 2005, there were 886,975 shares of unvested restricted stock that were subject to buyback at $0.01 per share, or $8,870 in the aggregate, that the Company has the option to repurchase if an employee terminates employment prior to vesting.

     Item 6. Exhibits.

31.1	Certification of Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2005

THE TALBOTS, INC.

By	/s/ Edward L. Larsen

Edward L. Larsen Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)