Form 10-Q
period 2005-07-30
TALBOTS INC
filed 2005-09-08
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005 __________________________________
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________
Commission File Number: 1-12552______________________________________________________________
THE TALBOTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1111318

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 7, 2005

Common Stock, $0.01 par value	53,577,555

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004
Amounts in thousands except per share data

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(as restated,		(as restated,
		see Note 3)		see Note 3)
Net Sales	$449,577	$401,553	$896,108	$813,734
Costs and Expenses
Cost of sales, buying and occupancy	298,560	268,392	562,839	505,460
Selling, general and administrative	120,281	107,237	246,499	228,436

Operating Income	30,736	25,924	86,770	79,838
Interest
Interest expense	983	493	1,963	977
Interest income	448	164	625	286

Interest Expense — net	535	329	1,338	691

Income Before Taxes	30,201	25,595	85,432	79,147
Income Taxes	11,325	6,244	32,037	26,332

Net Income	$18,876	$19,351	$53,395	$52,815

Net Income Per Share
Basic	$0.36	$0.35	$1.00	$0.94

Assuming Dilution	$0.35	$0.34	$0.98	$0.92

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,714	55,581	53,178	55,977

Diluted	54,034	57,034	54,459	57,463

Cash dividends declared per share	$0.12	$0.11	$0.23	$0.21

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 30, 2005, JANUARY 29, 2005, AND JULY 31, 2004
Amounts in thousands except share data

	July 30,	January 29,	July 31,
	2005	2005	2004
			(as restated,
			see Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$80,856	$31,811	$90,160
Customer accounts receivable — net	187,750	199,256	173,398
Merchandise inventories	225,887	238,544	203,223
Deferred catalog costs	5,135	5,118	4,824
Due from affiliates	8,363	9,073	8,943
Deferred income taxes	13,539	14,006	13,418
Prepaid and other current assets	32,711	29,589	45,612

Total current assets	554,241	527,397	539,578
Property and equipment — net	391,768	405,114	401,911
Goodwill — net	35,513	35,513	35,513
Trademarks — net	75,884	75,884	75,884
Other assets	18,914	18,222	15,319

Total Assets	$1,076,320	$1,062,130	$1,068,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,492	$65,070	$59,820
Accrued income taxes	37,194	27,196	35,059
Accrued liabilities	102,932	110,372	93,903

Total current liabilities	199,618	202,638	188,782
Long-term debt	100,000	100,000	100,000
Deferred rent under lease commitments	108,778	109,946	108,535
Deferred income taxes	1,761	5,670	9,488
Other liabilities	65,587	55,288	51,081
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 77,671,127 shares, 76,940,134 shares and 76,917,833 shares issued, respectively, and 53,557,872 shares, 54,123,667 shares and 55,975,835 shares outstanding, respectively	777	769	769
Additional paid-in capital	451,613	432,912	432,424
Retained earnings	756,459	715,580	685,053
Accumulated other comprehensive loss	(18,123)	(17,142)	(14,300)
Deferred compensation	(17,832)	(11,821)	(15,042)
Treasury stock, at cost; 24,113,255 shares, 22,816,467 shares and 20,941,998 shares, respectively	(572,318)	(531,710)	(478,585)

Total stockholders’ equity	600,576	588,588	610,319

Total Liabilities and Stockholders’ Equity	$1,076,320	$1,062,130	$1,068,205

See notes to condensed consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004
Dollar amounts in thousands

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2005	2004
		(as restated,
		see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,395	$52,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,238	40,246
Deferred rent	(1,223)	5,689
Amortization of restricted stock awards and other stock transactions	4,677	2,089
Loss on disposal of property and equipment	1,178	781
Tax benefit from options exercised	2,964	2,397
Deferred income taxes	(3,557)	6,680
Changes in other assets	(692)	(1,895)
Change in other liabilities	10,299	9,394
Changes in current assets and liabilities:
Customer accounts receivable	11,494	9,293
Merchandise inventories	12,609	(32,753)
Deferred catalog costs	(17)	(375)
Due from affiliates	710	1,103
Prepaid and other current assets	(4,323)	(16,276)
Accounts payable	(5,154)	9,754
Income taxes payable	9,989	20,018
Accrued liabilities	(7,267)	(7,147)

Net cash provided by operating activities	129,320	101,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(32,001)	(45,083)

Net cash used in investing activities	(32,001)	(45,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	5,052	6,942
Cash dividends	(12,515)	(11,837)
Purchase of treasury stock	(40,607)	(47,303)

Net cash used in financing activities	(48,070)	(52,198)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(204)	(27)
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,045	4,505
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,811	85,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,856	$90,160

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular amounts in thousands except share and per share data
(Unaudited)
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
2. FEDERAL AND STATE INCOME TAXES
     The Company has provided for income taxes based on the estimated annual effective rate method. The effective tax rate during the thirteen and twenty-six weeks ended July 31, 2004 was impacted by an income tax benefit of $3.4 million from a favorable resolution with the Joint Committee on Taxation of certain income tax issues relating to fiscal years 1993 and 1994.
3. RESTATEMENT OF FINANCIAL STATEMENTS
     As disclosed in Note 3 to the Company’s consolidated financial statements included in its 2004 Annual Report on Form 10-K, during the Company’s fiscal 2004 closing process, the Company determined that it would be required to restate its previously reported financial statements to correct the manner in which it accounted for leases, specifically the accounting for construction allowances, amortization periods related to leasehold improvements, and rent holidays.
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

     Following is a summary of the effects of these accounting corrections on the Company’s condensed consolidated statement of earnings for the thirteen and twenty-six weeks ended July 31, 2004, the condensed consolidated balance sheet as of July 31, 2004, and the condensed consolidated statement of cash flows for the twenty-six weeks ended July 31, 2004:
Condensed Consolidated Statement of Earnings

	Previously
Thirteen Weeks Ended July 31, 2004	Reported (1)	Adjustments	Restated
Cost of sales, buying and occupancy	$268,283	$109	$268,392
Operating income	26,033	(109)	25,924
Income before taxes	25,704	(109)	25,595
Income taxes	6,288	(44)	6,244
Net income	$19,416	$(65)	$19,351
Net income per share
Basic	$0.35	$—	$0.35
Diluted	$0.34	$—	$0.34
Condensed Consolidated Statement of Earnings
	Previously
Twenty-Six Weeks Ended July 31, 2004	Reported (1)	Adjustments	Restated
Cost of sales, buying and occupancy	$505,557	$(97)	$505,460
Operating income	79,741	97	79,838
Income before taxes	79,050	97	79,147
Income taxes	26,293	39	26,332
Net income	$52,757	$58	$52,815
Net income per share
Basic	$0.94	$—	$0.94
Diluted	$0.92	$—	$0.92

(1) Previously reported numbers reflect the impact of the reclassification discussed within this Note 3 under the caption “Reclassification of Customer Loyalty Program.”
Condensed Consolidated Balance Sheet
	Previously
As of July 31, 2004	Reported	Adjustments	Restated
Property and equipment, net	$337,057	$64,854	$401,911
Total assets	1,003,351	64,854	1,068,205
Deferred rent under lease commitments	25,085	83,450	108,535
Deferred income taxes	16,929	(7,441)	9,488
Retained earnings	696,208	(11,155)	685,053
Total stockholders’ equity	621,474	(11,155)	610,319
Total liabilities and stockholders’ equity	$1,003,351	$64,854	$1,068,205

Condensed Consolidated Statement of Cash Flows

	Previously
Twenty-Six Weeks Ended July 31, 2004	Reported	Adjustments	Restated
Depreciation and amortization	$34,624	$5,622	$40,246
Deferred rent	1,187	4,502	5,689
Deferred income taxes	6,641	39	6,680
Net cash provided by operating activities	91,592	10,221	101,813
Additions to property and equipment	(34,862)	(10,221)	(45,083)
Net cash used in investing activities	$(34,862)	$(10,221)	$(45,083)
     Reclassification of Customer Loyalty Program - During the fourth quarter of 2004, the Company reclassified certain prior year amounts for redemptions under the Company’s customer loyalty program. The impact on the thirteen weeks ended July 31, 2004 was a reduction to revenues of $7.8 million, a reduction to cost of sales, buying and occupancy of $2.3 million and a reduction to selling, general and administrative expenses of $5.5 million. The impact on the twenty-six weeks ended July 31, 2004 was a reduction to revenues of $14.6 million, a reduction to cost of sales, buying and occupancy of $4.3 million, and a reduction to selling, general and administrative expenses of $10.3 million. The reclassification did not have any impact on operating income, net income, or net income per share. The cost of the award issued under the customer loyalty program is recognized at the time of the initial customer purchase and is included in selling, general, and administrative expense.
4. COMPREHENSIVE INCOME
The following is the Company’s comprehensive income for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net income	$18,876	$19,351	$53,395	$52,815
Other comprehensive income:
Foreign currency translation adjustment	(404)	1,209	(981)	301

Comprehensive income	$18,472	$20,560	$52,414	$53,116

5. STOCK-BASED COMPENSATION
     The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had the Company used the fair value method to value compensation, as set forth in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share would have been reported as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net income, as reported	$18,876	19,351	$53,395	52,815
Add: stock-based compensation included in reported net income, net of related tax effects	1,243	773	2,583	1,305
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(3,222)	(2,612)	(6,683)	(6,099)

Pro forma net income	$16,897	$17,512	$49,295	$48,021
Earnings per share:
Basic — as reported	$0.36	$0.35	$1.00	$0.94

Basic — pro forma	$0.32	$0.32	$0.93	$0.86

Diluted — as reported	$0.35	$0.34	$0.98	$0.92

Diluted — pro forma	$0.31	$0.31	$0.91	$0.84

     During the thirteen weeks ended July 30, 2005 and July 31, 2004, the Company issued 28,000 restricted stock units and 32,000 restricted stock units (“RSUs”), respectively, with a total market value at date of grant of approximately $0.8 million and $1.1 million, respectively, to the non-management directors on the Company’s Board of Directors under the Company’s shareholder-approved Restated Directors Stock Plan. The fair value of the RSUs has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period, which is one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon retirement from the Board, but not prior to vesting. If the RSUs are not deferred, then the RSUs will be issued as common stock upon vesting. Holders of the RSUs are entitled to dividends equivalent to common stock dividends. Holders of RSUs do not have voting rights. For the thirteen weeks ended July 30, 2005 and July 31, 2004, the Company recorded $0.2 million and $0.2 million, respectively, of compensation expense related to these RSUs within its statement of earnings. For the twenty-six weeks ended July 31, 2005 and July 31, 2004, the Company recorded $0.5 million and $0.2 million, respectively, of compensation expense related to these RSUs within its statement of earnings.
     During the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004, the Company issued 311,425 shares and 298,075 shares, respectively, of performance accelerated restricted stock, with a total market value at grant date of approximately $9.8 million and $10.1 million, respectively, to key employees of the Company under the Company’s shareholder approved 2003 Executive Stock Based Incentive Plan. The fair values of these shares have been recorded as deferred compensation and are being amortized as compensation expense over the expected vesting period. The shares vest at the end of a five-year service period, however, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate performance goals. For the thirteen weeks ended July 30, 2005 and July 31, 2004, the Company recorded $1.8 million and $1.0 million, respectively, of compensation expense related to these shares of performance accelerated restricted stock within its statement of earnings. For the twenty-six weeks ended July 31, 2005 and July 31, 2004, the Company recorded $3.6 million and $1.9 million, respectively, of compensation expense related to these shares of performance accelerated restricted stock within its statement of earnings.

6. NET INCOME PER SHARE
     The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 4,132,814 and 2,280,081 shares of common stock were outstanding during the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, and were not included in the computation of diluted net income per share. Options to purchase 4,143,814 and 2,280,081 shares of common stock were outstanding during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively, and were not included in the computation of diluted net income per share. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common shares, and the effect of including these securities would have been antidilutive.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Shares for computation of basic net income per share	52,714	55,581	53,178	55,977
Effect of stock compensation plans	1,320	1,453	1,281	1,486

Shares for computation of diluted net income per share	54,034	57,034	54,459	57,463

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
     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s classic apparel, accessories & shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its approximately 25 distinct catalog mailings per year and online at www.talbots.com.
     The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2004 Annual Report on Form 10-K, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots credit card operations, and certain general warehousing costs. Assets are not allocated between segments; therefore, no measure of segment assets is available.
     The following is the Stores Segment and Direct Marketing Segment information for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004:

	Thirteen Weeks Ended
	July 30, 2005			July 31, 2004
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$388,791	$60,786	$449,577	$349,063	$52,490	$401,553
Direct profit	55,494	9,405	64,899	48,001	7,094	55,095

	Twenty-Six Weeks Ended
	July 30, 2005			July 31, 2004
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$766,909	$129,199	$896,108	$697,666	$116,068	$813,734
Direct profit	129,242	28,060	157,302	120,786	23,623	144,409
     The following reconciles direct profit to consolidated net income for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Total direct profit for reportable segments	$64,899	$55,095	$157,302	$144,409
Less: indirect expenses	34,163	29,171	70,532	64,571

Operating income	30,736	25,924	86,770	79,838
Interest expense, net	535	329	1,338	691

Income before taxes	30,201	25,595	85,432	79,147
Income taxes	11,325	6,244	32,037	26,332

Consolidated net income	$18,876	$19,351	$53,395	$52,815

8. EMPLOYEE BENEFIT PLANS
     Net periodic benefit cost is comprised of the following components for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004:
     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Service cost	$2,443	$2,010	$5,038	$4,020
Interest cost	1,764	1,455	3,529	2,910
Expected return on plan assets	(1,805)	(1,490)	(3,495)	(2,980)
Net amortization and deferral	1,191	772	2,359	1,544

Net periodic benefit cost	$3,593	$2,747	$7,431	$5,494

     The components of the Company’s SERP expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Service cost	$187	$190	$404	$380
Interest cost	256	191	458	382
Net amortization and deferral	526	85	616	170

Net periodic benefit cost	$969	$466	$1,478	$932

The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Service cost	$194	$151	$380	$302
Interest cost	98	75	193	150
Net amortization and deferral	19	5	58	10

Net periodic benefit cost	$311	$231	$631	$462

     When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During the thirteen and twenty-six weeks ended July 31, 2005 and July 31, 2004, the Company was not required to make any contributions to the pension plan. The Company made voluntary contributions to the pension plan during the thirteen and twenty-six weeks ended July 30, 2005 in the amount of $1.0 million. The Company did not make any contributions during the thirteen and twenty-six weeks ended July 31, 2004.
     The Company also made voluntary contributions of $13.0 million to the pension plan in August 2005 and does not currently anticipate making any other contributions during the remainder of 2005.
9. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R will be effective for the Company commencing on January 29, 2006. The Company is currently evaluating the impact of the adoption of SFAS 123R on the consolidated financial position and results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document, as well as the Company’s 2004 Annual Report on Form 10-K.
     The Company conforms to the National Retail Federation’s fiscal calendar. The thirteen weeks ended July 30, 2005 and July 31, 2004 are referred to herein as the second quarter of 2005 and 2004, and the twenty-six weeks ended July 30, 2005 and July 31, 2004 are referred to herein as the first half of 2005 and 2004.
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
Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	66.4%	66.8%	62.8%	62.1%
Selling, general and administrative expenses	26.8%	26.7%	27.5%	28.1%
Operating income	6.8%	6.5%	9.7%	9.8%
Interest expense, net	0.1%	0.1%	0.1%	0.1%
Income before taxes	6.7%	6.4%	9.6%	9.7%
Income taxes	2.5%	1.6%	3.6%	3.2%
Net income	4.2%	4.8%	6.0%	6.5%
The Thirteen Weeks Ended July 30, 2005 Compared to the Thirteen Weeks Ended July 31, 2004 (Second Quarter)
     Net sales in the second quarter of 2005 were $449.6 million compared to $401.5 million in the second quarter of 2004, an increase of $48.1 million or 12.0%. Operating income was $30.7 million in the second quarter of 2005 compared to $25.9 million in the second quarter of 2004, an increase of $4.8 million or 18.5%.
     Retail store sales in the second quarter of 2005 were $388.8 million compared to $349.0 million in the second quarter of 2004, an increase of $39.8 million or 11.4%. The increase in retail store sales was driven by two factors. First, reflected in retail stores sales was a $20.9 million, or 6.7%, increase in comparable stores sales. Comparable store sales were strong throughout the second quarter of 2005, driven by consistently positive selling trends in the period as well as the strength in the Company’s markdown selling during the Company’s semi-annual clearance sale. These events resulted in healthy sales growth across all of the Company’s concepts and geographical regions. Second, the number of stores has increased from the prior year. As of July 30, 2005, the Company operated a total of 1,062 stores with gross and selling square footage of approximately 4.2 million and 3.2 million feet, respectively. This represents an increase of approximately 5% in gross and selling square footage from July 31, 2004, when the Company operated 1,003 stores with gross and selling square footage of approximately 4.0 million and 3.1 million feet, respectively.
     Direct marketing sales, which include catalog and Internet, in the second quarter of 2005 were $60.8 million compared to $52.5 million in the second quarter of 2004, an increase of $8.3 million or 15.8%. Internet sales during the second quarter of 2005 represented 46% of the total direct marketing sales, compared to 40% during the second quarter of 2004. Growth in direct marketing sales during the quarter was driven by the continuing strength of the Company’s Internet business and the strong performance of the Company’s major sale catalogs. The percentage of the Company’s net sales derived from direct marketing increased slightly from 13.0% during the second quarter of 2004 to 13.5% during the second quarter of 2005.
     Cost of sales, buying and occupancy expenses decreased slightly as a percentage of net sales to 66.4% in the second quarter of 2005 from 66.8% in the second quarter of 2004. This represents a 40 basis point improvement over the prior year and primarily reflects leverage on occupancy and buying costs due to the 6.7% increase in comparable store sales.
     Selling, general and administrative expenses as a percentage of net sales increased slightly to 26.8% in the second quarter of 2005, compared to 26.7% in the second quarter of 2004. This slight increase was primarily due to additional expenditures for the general refurbishment of the Company’s stores, largely offset by reduced marketing spending during the period. The Company did not repeat certain advertising programs in the second quarter of 2005 that it held in the second quarter of 2004.
     Net interest expense increased to $0.5 million in the second quarter of 2005 compared to $0.3 million in the second quarter of 2004. This increase was due to higher borrowing rates during the second quarter of 2005 compared to the second quarter of 2004. The average interest rate on short-term and long-term borrowings was 3.9% in second quarter of 2005 compared to 2.0% in the second quarter of 2004.
     Income tax expense for the second quarter of 2005 was $11.3 million, compared to $6.3 million for the second quarter of 2004. The effective tax rate was 37.5% for the second quarter of 2005 and 24.5% for the second quarter of 2004. An income tax benefit of $3.4 million from a positive resolution with the Joint Committee on Taxation during July 2004 relating to certain fiscal 1993 and 1994 income tax issues favorably impacted the effective tax rate during the second quarter of 2004. Without the $3.4 million benefit, the effective tax rate for the second quarter of 2004 would have been 37.5%.
The Twenty-Six Weeks Ended July 30, 2005 Compared to the Twenty-Six Weeks Ended July 31, 2004 (First Half)
     Net sales in the first half of 2005 were $896.1 million compared to $813.7 million in the first half of 2004, an increase of $82.4 million or 10.1%. Operating income was $86.8 million in the first half of 2005 compared to $79.8 million in the first half of 2004, an increase of $7.0 million or 8.7%.
     Retail store sales in the first half of 2005 were $766.9 million compared to $697.6 million in the first half of 2004, an increase of $69.3 million or 9.9%. The increase in retail store sales was driven by two factors. First, reflected in retail stores sales was a $34.8 million, or 5.5%, increase in comparable stores sales. Comparable store sales were strong in the first half of 2005, driven by consistent sales growth across all of the Company’s concepts and U.S regions. Second, the number of stores has increased from the prior year. As of July 30, 2005, the Company operated a total of 1,062 stores with gross and selling square footage of approximately 4.2 million and 3.2 million feet, respectively. This represents an increase of approximately 5% in gross and selling square footage from July 31, 2004, when the Company operated 1,003 stores with gross and selling square footage of approximately 4.0 million and 3.1 million feet, respectively.
     Direct marketing sales, which include catalog and Internet, in the first half of 2005 were $129.2 million compared to $116.1 million in the first half of 2004, an increase of $13.1 million or 11.3%. Internet sales during the first half of 2005 represented 41% of the total direct marketing sales, compared to 35.0% during the first half of 2004. Direct marketing sales during the half were driven by the continuing strength of the Company’s Internet business and the strong performance of the Company’s sale catalog offerings. The percentage of the Company’s net sales derived from direct marketing remained fairly consistent at 14.4% during the first half of 2005 in comparison to 14.3% during the first half of 2004.
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 62.8% in the first half of 2005 from 62.1% in the first half of 2004. This represents a 70 basis point deterioration in the gross margin rate, with the pure merchandise gross margin rate decreasing by approximately 130 basis points. The decline was due to higher inventory levels, which led to heavier markdowns of merchandise in the first half of 2005 offset by lower buying costs as a percentage of net sales throughout the first half of 2005.
     Selling, general and administrative expenses as a percentage of net sales decreased to 27.5% in the first half of 2005, compared to 28.1% in the first half of 2004. This decrease was primarily due to lower marketing spending during the first half of 2005 compared to the first half of 2004, particularly television advertising. This decrease was offset by additional expenses associated with the general refurbishment of the Company’s stores during the second quarter of 2005.
     Net interest expense increased to $1.3 million in the first half of 2005 compared to $0.7 million in the first half of 2004. This increase was due primarily to higher borrowing rates and slightly higher average borrowings. The average level of outstanding debt, including short-term and long-term borrowings, was $107.7 million in the first half of 2005 compared to $100.0 million in the first half of 2004. The average rate on short-term and long-term borrowings was 3.6% in first half of 2005 compared to 2.0% in the first half of 2004.
     Income tax expense for the first half of 2005 was $32.0 million, compared to $26.3 million for the first half of 2004. The effective tax rate was 37.5% for the first half of 2005 and 33.3% for the first half of 2004. An income tax benefit of $3.4 million from a positive resolution with the Joint Committee on Taxation during July 2004 relating to certain fiscal 1993 and 1994 income tax issues favorably impacted the effective tax rate during the second quarter of 2004. Without the $3.4 million benefit, the effective tax rate for the first half of 2004 would have been 37.5%.
Liquidity and Capital Resources
     The Company’s primary sources of capital are cash flows from operating activities and line-of-credit facilities from five banks, with maximum available short-term borrowings of $125.0 million. As of July 30, 2005 and July 31, 2004, the Company had no amounts outstanding under these facilities. The Company also has long-term revolving credit facilities with four banks totaling $100.0 million. At July 30, 2005 and July 31, 2004, the Company had $100.0 million outstanding under these facilities. Additionally, the Company has two letter-of-credit agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. As of July 30, 2005 and July 31, 2004, the Company held $129.4 million and $127.9 million, respectively, in outstanding letters of credit for purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.
     During the first half of 2005, cash and cash equivalents increased $49.0 million compared to an increase of $4.5 million during the first half of 2004.
     Cash provided by operating activities was $129.3 million during the first half of 2005 compared to $101.8 million during the first half of 2004, an increase of $27.5 million. This increase was primarily due to changes in inventory levels year to year. Inventories as of July 30, 2005 were $225.9 million, a decrease of $12.6 million from January 29, 2005 inventories of $238.5 million. Inventories as of July 31, 2004 were $203.2 million, an increase of $32.8 million from January 31, 2004 inventories of $170.4 million. The inventory buildups at July 31, 2004 were part of the Company’s plan to increase its overall inventory levels, which reflected the Company’s targeted outlook for improved customer demand. For the second half of 2005, the Company expects inventories on a per square foot basis to trail down. Also contributing to the change in cash provided by operating activities was the change in levels of accounts payable. Accounts payable as of July 30, 2005 was $59.5 million, a decrease of $5.6 million from the balance at January 29, 2005 of $65.1 million. The decrease in accounts payable was primarily due to the Company’s plan to reduce inventory levels in comparison to the same period a year ago. Accounts payable as of July 31, 2004 was $59.8 million, an increase of $9.7 million from the balance at January 31, 2004 of $50.1 million. The higher accounts payable balance as of July 31, 2004 was primarily due to the funding of inventory buildups in 2004.
     Cash used in investing activities was $32.0 million in the first half of 2005 compared to $45.1 million in the first half of 2004, consisting primarily of expenditures related to the opening of new stores and expanding and renovating existing stores. During the first half of 2005, the Company opened 18 new stores, closed five stores and spent approximately $27.5 million on new store openings and expansions and renovations of existing stores. During the first half of 2004, the Company opened 27 new stores, closed one store and spent approximately $30.2 million on new store openings and expansions and renovations of existing stores. The Company currently expects to open an additional 32 stores during the second half of 2005, plans to close seven stores, and expects to spend approximately $55 million in capital expenditures during the second half of 2005, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2005 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
     Cash used in financing activities during the first half of 2005 was $48.1 million compared to $52.2 million during the first half of 2004. The primary use of funds during the first half of 2005 was the Company’s repurchase of 1,296,788 shares of common stock at a cost of approximately $40.6 million in the aggregate. The majority of these repurchases were made under a stock repurchase program approved by the Company’s Board of Directors in April 2005 authorizing the Company to purchase $50.0 million in stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. As of July 30, 2005, the Company had approximately $9.9 million remaining under this plan. The Company expects to complete the repurchases under this program in the second half of 2005. Also during the first half of 2005, the Company paid $12.5 million in dividends. The dividends were paid at a rate of $0.11 during the first quarter of 2005 and at a rate of $0.12 during the second quarter of 2005. On August 9, 2005, the Company announced that its Board of Directors had approved the payment of a quarterly dividend of $0.12 per share payable on or before September 19, 2005 to shareholders of record as of September 6, 2005. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook.
     The primary use of cash in financing activities during the first half of 2004 was the Company’s repurchase of 1,362,954 shares of common stock at a cost of approximately $47.3 million in the aggregate. Also during the first half of 2004, the Company paid $11.8 million in dividends. Dividends were paid at a rate of $0.10 during the first quarter of 2004 and paid at a rate of $0.11 during the second quarter of 2004.
     As of July 30, 2005 and July 31, 2004, the Company did not have any short-term borrowings outstanding. The Company from time to time borrows under its line of credit facility for working capital and similar general corporate needs and expects that borrowings will occur during 2005 from time to time. The Company currently expects that borrowings during the second half of 2005 will be reasonably consistent with the same period in 2004.
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
Hurricane Katrina
     As of September 8, 2005, three of the Company’s New Orleans stores remained closed as a result of damage from Hurricane Katrina. The Company is in the process of assessing the extent of the damage to these stores and does not believe that the related costs will have a significant impact on the Company's financial position or results of operations.
Recent Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R will be effective for the Company commencing on January 29, 2006. The Company is currently evaluating the impact of the adoption of SFAS 123R on the consolidated financial position and results of operations.
Critical Accounting Policies
     In the Company’s 2004 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, allowance for doubtful accounts, and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended July 30, 2005. The Company did not make any significant changes to these policies during the quarter.
Forward-looking Information
     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including store traffic, levels of store sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts including the Mens concept, effectiveness of Internet sales, acceptance of Talbots fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, the impact of a continued highly promotional retail environment, uncertainties associated with the expiration of trade quotas for member countries of the World Trade Organization, and the impact of stock option expensing which becomes effective during fiscal 2006. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. The Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.
     As of July 30, 2005, January 29, 2005 and July 31, 2004, the Company had $100.0 million of variable rate borrowings outstanding under its revolving credit facilities, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or cash flow.
     The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and 5 stores in the United Kingdom as of July 30, 2005. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.
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
     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     A summary of the repurchase activity under current repurchase programs, as well as under certain other equity programs, for the thirteen weeks ended July 30, 2005 is below:

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number of	Average Price	Publicly Announced Plans	May yet be Purchased
Period	Shares Purchased (1)	Paid per share	or Programs (1)	under the Programs (2)

May 1, 2005 through May 28, 2005	266,233	$ 29.32	264,733
May 29, 2005 through July 2, 2005	696,397	31.30	680,397
July 3, 2005 through July 30, 2005	334,158	32.93	333,333

Total	1,296,788	$ 31.31	1,278,463	$ 9,945,052

1.	On April 21, 2005, the Company announced that its Board of Directors had approved a stock repurchase program which authorized the Company to purchase $50.0 million of the Company’s common stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. During the second quarter of 2005, the Company repurchased 1,278,463 shares of common stock at a cost of approximately $40.1 million in the aggregate.

The remaining 18,325 shares represent repurchases in connection with stock forfeited by employees prior to vesting under the Company’s equity compensation plans, at an acquisition price of $0.01 per share.

2.	As of July 31, 2005, the Company had approximately $9.9 million remaining under its April 2005 approved stock repurchase program. Also, as of July 30, 2005, there were 868,650 shares of unvested restricted stock that were subject to buyback at 0.01 per share, or $8,687 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 26, 2005 the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected to serve as directors of the Company for a term of one year or until their successors are elected: Arnold B. Zetcher, John W. Gleeson, Yoichi Kimura, Motoya Okada, Gary M. Pfeiffer, Susan M. Swain, Toshiji Tokiwa, and Isao Tsuruta, constituting all of the members of the Board of Directors as of the Annual Meeting. The election of directors was based on the following votes:

	Votes Cast For	Authority Withheld
Arnold B. Zetcher	44,909,577	7,456,846
John W. Gleeson	51,131,083	1,235,340
Yoichi Kimura	43,993,984	8,372,439
Motoya Okada	44,062,029	8,304,394
Gary M. Pfeiffer	51,132,881	1,233,542
Susan M. Swain	45,011,513	7,354,910
Toshiji Tokiwa	44,725,917	7,640,506
Isao Tsuruta	44,717,268	7,649,155
     The proposal to approve the modifications to the Restated Directors Stock Plan was approved at the May 26, 2005 Annual Meeting based on the following votes:
•	39,256,237 votes for

•	9,607,295 votes against

•	603,213 abstentions
     The proposal to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the 2005 fiscal year was approved at the May 26, 2005 Annual Meeting based on the following votes:
•	52,060,563 votes for

•	293,450 votes against

•	12,410 abstentions
Item 6. Exhibits.
31.1	Certification of Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 8, 2005

THE TALBOTS, INC.

By	/s/ Edward L. Larsen

Edward L. Larsen
Senior Vice President, Finance
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)