Form 10-Q
period 2005-10-29
TALBOTS INC
filed 2005-12-07
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 6, 2005

Common Stock, $0.01 par value	53,237,888

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Earnings (unaudited) for the Thirteen and Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004 (restated)	3

Condensed Consolidated Balance Sheets (unaudited) as of October 29, 2005, January 29, 2005 and October 30, 2004 (restated)	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004 (restated)	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	18

Signatures	19
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO AND CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
Amounts in thousands except per share data

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(as restated,		(as restated,
		see Note 3)		see Note 3)

Net Sales	$426,330	$413,384	$1,322,438	$1,227,118

Costs and Expenses
Cost of sales, buying and occupancy	264,459	259,806	827,298	765,266
Selling, general and administrative	128,963	116,695	375,462	345,131

Operating Income	32,908	36,883	119,678	116,721

Interest
Interest expense	1,207	728	3,170	1,705
Interest income	266	116	891	402

Interest Expense — net	941	612	2,279	1,303

Income Before Taxes	31,967	36,271	117,399	115,418

Income Taxes	11,988	9,100	44,025	35,432

Net Income	$19,979	$27,171	$73,374	$79,986

Net Income Per Share
Basic	$0.38	$0.50	$1.38	$1.44

Assuming Dilution	$0.37	$0.49	$1.35	$1.41

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,722	54,376	53,026	55,444

Diluted	53,936	55,364	54,270	56,780

Cash dividends declared per share	$0.12	$0.11	$0.35	$0.32

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 29, 2005, JANUARY 29, 2005, AND OCTOBER 30, 2004
Dollar amounts in thousands except share data

	October 29,	January 29,	October 30,
	2005	2005	2004
			(as restated,
			see Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$11,363	$31,811	$7,065
Customer accounts receivable — net	214,125	199,256	207,250
Merchandise inventories	266,023	238,544	263,351
Deferred catalog costs	7,002	5,118	6,661
Due from affiliates	8,513	9,073	9,589
Deferred income taxes	12,686	14,006	15,698
Prepaid and other current assets	35,052	29,589	50,895

Total current assets	554,764	527,397	560,509
Property and equipment — net	391,848	405,114	403,949
Deferred income taxes	387	—	—
Goodwill — net	35,513	35,513	35,513
Trademarks — net	75,884	75,884	75,884
Other assets	19,782	18,222	15,324

Total Assets	$1,078,178	$1,062,130	$1,091,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable to banks	$—	$—	$35,000
Accounts payable	50,600	65,070	61,774
Accrued income taxes	31,616	27,196	35,876
Accrued liabilities	116,130	110,372	108,695

Total current liabilities	198,346	202,638	241,345
Long-term debt	100,000	100,000	100,000
Deferred rent under lease commitments	112,656	109,946	110,059
Deferred income taxes	—	5,670	7,649
Other liabilities	58,776	55,288	46,752
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 77,739,460 shares, 76,940,134 shares and 76,934,499 shares issued, respectively, and 53,240,588 shares, 54,123,667 shares and 54,121,032 shares outstanding, respectively	777	769	769
Additional paid-in capital	452,956	432,912	432,796
Retained earnings	770,009	715,580	706,155
Accumulated other comprehensive loss	(17,509)	(17,142)	(9,271)
Deferred compensation	(15,565)	(11,821)	(13,453)
Treasury stock, at cost; 24,498,872 shares, 22,816,467 shares and 22,813,467 shares, respectively	(582,268)	(531,710)	(531,622)

Total stockholders’ equity	608,400	588,588	585,374

Total Liabilities and Stockholders’ Equity	$1,078,178	$1,062,130	$1,091,179

See notes to condensed consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
Dollar amounts in thousands

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004
		(as restated,
		see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,374	$79,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,992	62,152
Deferred rent	2,574	7,180
Amortization of restricted stock awards and other stock transactions	6,331	3,324
Loss on disposal of property and equipment	584	1,275
Tax benefit from options exercised	3,253	2,459
Deferred income taxes	(4,757)	2,622
Changes in other assets	(1,559)	(1,900)
Change in other liabilities	3,488	5,065
Changes in current assets and liabilities:
Customer accounts receivable	(14,799)	(24,487)
Merchandise inventories	(27,082)	(91,018)
Deferred catalog costs	(1,884)	(2,212)
Due from affiliates	560	457
Prepaid and other current assets	(6,250)	(19,539)
Accounts payable	(14,491)	11,690
Income taxes payable	4,466	20,848
Accrued liabilities	5,724	7,508

Net cash provided by operating activities	97,524	65,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(55,088)	(68,797)

Net cash used in investing activities	(55,088)	(68,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable to banks	—	35,000
Proceeds from options exercised	6,155	7,252
Cash dividends	(18,945)	(17,905)
Purchase of treasury stock	(49,993)	(99,986)

Net cash used in financing activities	(62,783)	(75,639)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(101)	436

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,448)	(78,590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,811	85,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,363	$7,065

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2. FEDERAL AND STATE INCOME TAXES
     The Company has provided for income taxes based on the estimated annual effective rate method. The effective tax rate during the thirteen and thirty-nine weeks ended October 30, 2004 was impacted by an income tax benefit of $4.5 million and $7.8 million, respectively, from favorable resolutions with the Joint Committee on Taxation of certain income tax issues relating to fiscal years 1993 through 1997. The Company received all refunds from the Internal Revenue Service relating to these matters in November 2004. Additionally, the fiscal 1998 through 2001 federal tax years have been closed without adjustment.
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

     Following is a summary of the effects of these accounting corrections on the Company’s condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 30, 2004, the condensed consolidated balance sheet as of October 30, 2004, and the condensed consolidated statement of cash flows for the thirty-nine weeks ended October 30, 2004:
Condensed Consolidated Statement of Earnings

	Previously
Thirteen Weeks Ended October 30, 2004	Reported (1)	Adjustments	Restated
Cost of sales, buying and occupancy	$259,081	$725	$259,806
Operating income	37,608	(725)	36,883
Income before taxes	36,996	(725)	36,271
Income taxes	9,390	(290)	9,100
Net income	$27,606	$(435)	$27,171
Net income per share
Basic	$0.51	$(0.01)	$0.50
Diluted	$0.50	$(0.01)	$0.49
Condensed Consolidated Statement of Earnings

	Previously
Thirty-Nine Weeks Ended October 30, 2004	Reported (1)	Adjustments	Restated
Cost of sales, buying and occupancy	$764,638	$628	$765,266
Operating income	117,349	(628)	116,721
Income before taxes	116,046	(628)	115,418
Income taxes	35,683	(251)	35,432
Net income	$80,363	$(377)	$79,986
Net income per share Basic	$1.45	$(0.01)	$1.44
Diluted	$1.42	$(0.01)	$1.41

(1)	Previously reported numbers reflect the impact of the reclassification discussed within this Note 3 under the caption “Reclassification of Customer Loyalty Program.”
Condensed Consolidated Balance Sheet

	Previously
As of October 30, 2004	Reported	Adjustments	Restated
Property and equipment, net	$338,864	$65,085	$403,949
Total assets	1,026,094	65,085	1,091,179
Deferred rent under lease commitments	25,652	84,407	110,059
Deferred income taxes	15,380	(7,731)	7,649
Retained earnings	717,746	(11,591)	706,155
Total stockholders’ equity	596,965	(11,591)	585,374
Total liabilities and stockholders’ equity	$1,026,094	$65,085	$1,091,179
Condensed Consolidated Statement of Cash Flows

	Previously
Thirty-Nine Weeks Ended October 30, 2004	Reported	Adjustments	Restated
Depreciation and amortization	$53,564	$8,588	$62,152
Deferred rent	1,722	5,458	7,180
Deferred income taxes	2,873	(251)	2,622
Net cash provided by operating activities	51,992	13,418	65,410
Additions to property and equipment	(55,379)	(13,418)	(68,797)
Net cash used in investing activities	$(55,379)	$(13,418)	$(68,797)
     Reclassification of Customer Loyalty Program - During the fourth quarter of 2004, the Company reclassified certain prior year amounts for redemptions under the Company’s customer loyalty program. The impact on the thirteen weeks ended October 30, 2004 was a reduction to revenues of $7.8 million, a reduction to cost of sales, buying and occupancy of $2.4 million and a reduction to selling, general and administrative expenses of $5.4 million. The impact on the thirty-nine weeks ended October 30, 2004 was a reduction to revenues of $22.4 million, a reduction to cost of sales, buying and occupancy of $6.7 million, and a reduction to selling, general and administrative expenses of $15.7 million. The reclassification did not have any impact on operating income, net income, or net income per share. The cost of the award issued under the customer loyalty program is recognized at the time of the initial customer purchase and is included in selling, general, and administrative expense.
4. COMPREHENSIVE INCOME
     The following is the Company’s comprehensive income for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net income	$19,979	$27,171	$73,374	$79,986
Other comprehensive income:
Foreign currency translation adjustment	614	5,029	(367)	5,330

Comprehensive income	$20,593	$32,200	$73,007	$85,316

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net income, as reported	$19,979	$27,171	$73,374	$79,986
Add: stock-based compensation included in reported net income, net of related tax effects	1,360	773	3,943	2,078
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(3,338)	(3,217)	(10,021)	(9,315)

Pro forma net income	$18,001	$24,727	$67,296	$72,749
Earnings per share:
Basic — as reported	$0.38	$0.50	$1.38	$1.44

Basic — pro forma	$0.34	$0.45	$1.27	$1.31

Diluted — as reported	$0.37	$0.49	$1.35	$1.41

Diluted — pro forma	$0.33	$0.45	$1.24	$1.28

     During June of 2005 and June of 2004, the Company issued 28,000 and 32,000 restricted stock units (“RSUs”), respectively, with a total market value at date of grant of approximately $0.8 million and $1.1 million, respectively, to the non-management directors on the Company’s Board of Directors under the Company’s shareholder-approved Restated Directors Stock Plan. The fair value of the RSUs has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period, which is one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon retirement from the Board, but not prior to vesting. If the RSUs are not deferred, then the RSUs will be issued as common stock upon vesting. Holders of the RSUs are entitled to dividends equivalent to common stock dividends. Holders of RSUs do not have voting rights. For the thirteen weeks ended October 29, 2005 and October 30, 2004, the Company recorded $0.2 million and $0.3 million, respectively, of compensation expense related to these RSUs within its statement of earnings. For the thirty-nine weeks ended October 29, 2005 and October 30, 2004, the Company recorded $0.7 million and $0.5 million, respectively, of compensation expense related to these RSUs within its statement of earnings.
     During March of 2005 and March of 2004, the Company issued 311,425 shares and 298,075 shares, respectively, of performance accelerated restricted stock, with a total market value at grant date of approximately

$9.8 million and $10.1 million, respectively, to key employees of the Company under the Company’s shareholder approved 2003 Executive Stock Based Incentive Plan. The fair values of these shares have been recorded as deferred compensation and are being amortized as compensation expense over the expected vesting period. The shares vest at the end of a five-year service period; however, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate performance goals. For the thirteen weeks ended October 29, 2005 and October 30, 2004, the Company recorded $2.0 million and $1.0 million, respectively, of compensation expense related to these shares of performance accelerated restricted stock within its statement of earnings. For the thirty-nine weeks ended October 29, 2005 and October 30, 2004, the Company recorded $5.6 million and $2.9 million, respectively, of compensation expense related to these shares of performance accelerated restricted stock within its statement of earnings.
6. NET INCOME PER SHARE
     The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 4,143,564 and 3,314,498 shares of common stock were outstanding during the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and were not included in the computation of diluted net income per share. Options to purchase 4,141,564 and 3,213,898 shares of common stock were outstanding during the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, and were not included in the computation of diluted net income per share. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common shares, and the effect of including these securities would have been antidilutive.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Shares for computation of basic net income per share	52,722	54,376	53,026	55,444
Effect of stock compensation plans	1,214	988	1,244	1,336

Shares for computation of diluted net income per share	53,936	55,364	54,270	56,780

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

     The following is the Stores Segment and Direct Marketing Segment information for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004:

	Thirteen Weeks Ended
	October 29, 2005			October 30, 2004
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$362,602	$63,728	$426,330	$355,990	$57,394	$413,384
Direct profit	51,910	15,608	67,518	56,662	12,379	69,041

	Thirty-Nine Weeks Ended
	October 29, 2005			October 30, 2004
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$1,129,511	$192,927	$1,322,438	$1,053,656	$173,462	$1,227,118
Direct profit	181,152	43,668	224,820	177,448	36,002	213,450
     The following reconciles direct profit to consolidated net income for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Total direct profit for reportable segments	$67,518	$69,041	$224,820	$213,450
Less: indirect expenses	34,610	32,158	105,142	96,729

Operating income	32,908	36,883	119,678	116,721
Interest expense, net	941	612	2,279	1,303

Income before taxes	31,967	36,271	117,399	115,418
Income taxes	11,988	9,100	44,025	35,432

Net income	$19,979	$27,171	$73,374	$79,986

8. EMPLOYEE BENEFIT PLANS
     Net periodic benefit cost is comprised of the following components for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004:
     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Service cost	$2,443	$2,010	$7,480	$6,030
Interest cost	1,764	1,495	5,292	4,405
Expected return on plan assets	(1,805)	(1,490)	(5,300)	(4,469)
Net amortization and deferral	1,191	812	3,550	2,356

Net periodic benefit cost	$3,593	$2,827	$11,022	$8,322

     The components of the Company’s SERP expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Service cost	$187	$170	$592	$550
Interest cost	256	175	715	557
Net amortization and deferral	526	76	1,141	246

Net periodic benefit cost	$969	$421	$2,448	$1,353

     The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Service cost	$194	$175	$573	$477
Interest cost	98	96	291	246
Net amortization and deferral	19	27	78	37

Net periodic benefit cost	$311	$298	$942	$760

     When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004, the Company was not required to make any contributions to the pension plan. The Company made voluntary contributions to the pension plan during the thirteen and thirty-nine weeks ended October 29, 2005 in the amounts of $13.0 million and $14.0 million, respectively. The Company does not currently anticipate making any other contributions during the remainder of 2005. The Company made a voluntary contribution to the pension plan during the thirteen and thirty-nine weeks ended October 30, 2004 in the amount of $8.0 million.
9. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 05-6 (“EITF 05-6”), Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s consolidated financial position or results of operations.
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
     The Company conforms to the National Retail Federation’s fiscal calendar. The thirteen weeks ended October 29, 2005 and October 30, 2004 are referred to herein as the third quarter of 2005 and 2004, and the thirty-nine weeks ended October 29, 2005 and October 30, 2004 are referred to herein as year-to-date 2005 and 2004.
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
Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	62.0%	62.8%	62.6%	62.4%
Selling, general and administrative expenses	30.3%	28.2%	28.4%	28.1%
Operating income	7.7%	9.0%	9.0%	9.5%
Interest expense, net	0.2%	0.2%	0.2%	0.1%
Income before taxes	7.5%	8.8%	8.8%	9.4%
Income taxes	2.8%	2.2%	3.3%	2.9%
Net income	4.7%	6.6%	5.5%	6.5%
The Thirteen Weeks Ended October 29, 2005 Compared to the Thirteen Weeks Ended October 30, 2004 (Third Quarter)
     Net sales in the third quarter of 2005 were $426.3 million compared to $413.4 million in the third quarter of 2004, an increase of $12.9 million or 3.1%. Operating income was $32.9 million in the third quarter of 2005 compared to $36.9 million in the third quarter of 2004, a decrease of $4.0 million or 10.8%.
     Retail store sales in the third quarter of 2005 were $362.6 million compared to $356.0 million in the third quarter of 2004, an increase of $6.6 million or 1.9%. The increase in retail store sales was due to an increase in the number of stores, and partially offset by a 2.0% decline in comparable store sales. As of October 29, 2005, the Company operated a total of 1,081 stores with gross and selling square footage of approximately 4.3 million and 3.3 million square feet, respectively. This represents an increase of approximately 3% in gross and selling square footage from October 30, 2004, when the Company operated 1,034 stores with gross and selling square footage of approximately 4.2 million and 3.2 million square feet, respectively.
     Reflected in retail stores sales was a decrease of $6.2 million or 2.0% in comparable store sales. The decrease in comparable store sales was primarily attributable to September’s sales results. The Company believes that September comparable store sales were significantly impacted by macro-environmental factors, including the broad impact from hurricanes Katrina and Rita. Sales trends significantly improved in the latter part of October which helped to offset the 5.1% decline in September’s comparable sales.

     Direct marketing sales, which include the Company’s catalog and Internet channels, were $63.7 million in the third quarter of 2005 compared to $57.4 million in the third quarter of 2004, an increase of $6.3 million or 11.0%. Internet sales during the third quarter of 2005 represented 39% of the total direct marketing sales, compared to 32% during the third quarter of 2004. Growth in direct marketing sales during the third quarter of 2005 was driven by the continuing strength of the Company’s Internet business, especially within the Company’s Woman and Woman Petites concepts. The percentage of the Company’s net sales derived from direct marketing increased from 13.9% during the third quarter of 2004 to 14.9% during the third quarter of 2005.
     Cost of sales, buying and occupancy expenses decreased slightly as a percentage of net sales to 62.0% in the third quarter of 2005 from 62.8% in the third quarter of 2004. This represents an 80 basis point improvement over the prior year and primarily reflects improved merchandise margins resulting from increased initial markups during the third quarter of 2005.
     Selling, general and administrative expenses as a percentage of net sales increased to 30.3% in the third quarter of 2005, compared to 28.2% in the third quarter of 2004. This represents a 210 basis point increase over the prior year. The majority of the increase relates to expenditures for store support, including payroll, supplies and store maintenance, and funding for marketing initiatives and certain compensatory programs. Also during the third quarter of 2005, the Company recorded income of $1.1 million related to the Company’s portion of the recent Visa/MasterCard antitrust litigation settlement. Largely offsetting this income in the quarter was the Company’s $1.0 million contribution to The Talbots Charitable Foundation, Inc.
     Net interest expense increased to $0.9 million in the third quarter of 2005 compared to $0.6 million in the third quarter of 2004. This increase was due to higher borrowing rates during the third quarter of 2005 compared to the third quarter of 2004. The average interest rate on short-term and long-term borrowings was 4.5% in third quarter of 2005 compared to 2.4% in the third quarter of 2004. The average level of outstanding debt, including short-term and long-term borrowings, was $107.9 million in the third quarter of 2005 compared to $121.0 million in the third quarter of 2004.
     Income tax expense for the third quarter of 2005 was $12.0 million, compared to $9.1 million for the third quarter of 2004. The effective tax rate was 37.5% for the third quarter of 2005 and 25.1% for the third quarter of 2004. An income tax benefit of $4.5 million from a positive resolution with the Joint Committee on Taxation relating to certain fiscal 1995 through 1997 income tax issues favorably impacted the effective tax rate during the third quarter of 2004. Without the $4.5 million benefit, the effective tax rate for the third quarter of 2004 would have been 37.5%.
The Thirty-Nine Weeks Ended October 29, 2005 Compared to the Thirty-Nine Weeks Ended October 30, 2004 (Year-to-date)
     Year-to-date 2005 net sales were $1,322.4 million compared to year-to-date 2004 net sales of $1,227.1 million, an increase of $95.3 million or 7.8%. Year-to-date 2005 operating income was $119.7 million compared to year-to-date 2004 operating income of $116.7 million, an increase of $3.0 million or 2.6%.
     Year-to-date 2005 retail store sales were $1,129.5 million compared to year-to-date 2004 retail store sales of $1,053.7, an increase of $75.8 million or 7.2%. The increase in retail store sales was driven by two factors. First, the number of stores has increased from the prior year. Second, reflected in retail stores sales was a $28.6 million, or 3.0%, increase in comparable stores sales. Comparable store sales gains were positive in each of the first seven months of 2005, driven by a healthy sales performance particularly in the Company’s Misses, Petites and Woman concepts, and across all U.S. regions. The third quarter of 2005 yielded decreased comparable store sales primarily due to September’s sales results.
     Year-to-date 2005 direct marketing sales, which include the Company’s catalog and Internet channels, were $192.9 million compared to year-to-date 2004 direct marketing sales of $173.5 million, an increase of $19.4 million or 11.2%. Internet sales for year-to-date 2005 represented 40% of the total direct marketing sales, compared to 34% for the same period of 2004. Direct marketing sales for year-to-date 2005 were driven by the continuing growth of the Company’s Internet business, especially within the Company’s Woman and Woman Petites concepts. The percentage of the Company’s net sales derived from direct marketing increased from 14.1% for year-to-date 2004 to 14.6% for year-to-date 2005.
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 62.6% for year-to-date 2005 from 62.4% for year-to-date 2004. This represents a 20 basis point deterioration in the gross margin rate, with the pure product gross margin rate decreasing by approximately 60 basis points. The decline was due to heavier merchandise markdowns year-to-date 2005 offset by lower buying costs as a percentage of net sales throughout year-to-date 2005.
     Selling, general and administrative expenses as a percentage of net sales increased to 28.4% for year-to-date 2005, compared to 28.1% for year-to-date 2004. This represents a 30 basis point deterioration and was primarily due to increased expenditures relating to store support, including payroll, supplies and store maintenance, and funding for other compensatory programs, offset by lower marketing spending year-to-date 2005 compared to the same period in 2004.
     Year-to-date 2005 net interest expense increased to $2.3 million compared to year-to-date 2004 net interest expense of $1.3 million. This increase was due primarily to higher borrowing rates and slightly higher average borrowings. The average rate on short-term and long-term borrowings was 3.9% for year-to-date 2005 compared to 2.1% for year-to-date 2004. The average level of outstanding debt, including short-term and long-term borrowings, was $107.8 million year-to-date 2005 compared to $107.0 million year-to-date 2004.
     Year-to-date 2005 income tax expense was $44.0 million, compared to year-to-date 2004 income tax expense of $35.4 million. The effective tax rate was 37.5% for year-to-date 2005 and 30.7% for year-to-date 2004. An income tax benefit of $7.8 million from a positive resolution with the Joint Committee on Taxation relating to certain fiscal 1993 through 1997 income tax issues favorably impacted the effective tax rate during year-to-date 2004. Without the $7.8 million benefit, the effective tax rate for year-to-date 2004 would have been 37.5%.
Liquidity and Capital Resources
     The Company’s primary sources of capital are cash flows from operating activities and line-of-credit facilities from five banks, with maximum available short-term borrowings of $125.0 million. As of October 29, 2005 and October 30, 2004, the Company had $0 and $35.0 million outstanding under these facilities, respectively. The Company also has long-term revolving credit facilities with four banks totaling $100.0 million. At October 29, 2005 and October 30, 2004, the Company had $100.0 million outstanding under these facilities. Additionally, the Company has two letter-of-credit agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. As of October 29, 2005 and October 30, 2004, the Company held $102.5 million and $114.4 million, respectively, in outstanding letters of credit for purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.
     Year-to-date 2005 cash and cash equivalents decreased $20.4 million compared to a decrease of $78.6 million for the same period in 2004.
     Cash provided by operating activities was $97.5 million for year-to-date 2005 compared to $65.4 million for year-to-date 2004, an increase of $32.1 million. This increase was primarily due to changes in inventory levels year to year. Inventories as of October 29, 2005 were $266.0 million, an increase of $27.5 million from January 29, 2005 inventories of $238.5 million. Inventories as of October 30, 2004 were $263.4 million, an increase of $93.0 million from January 31, 2004 inventories of $170.4 million. The increased inventory purchases during fiscal 2004 were part of the Company’s plan to increase its overall inventory levels, which reflected the Company’s targeted outlook for improved customer demand. Inventory levels at January 29, 2005 were also elevated due to timing of receipts due to early shipments from vendors. For the remainder of fiscal 2005, the Company expects average inventory levels per square foot in the U.S. women’s apparel stores to be consistent with the same period in the prior year. The Company anticipates that inventories per square foot at the end of fiscal 2005 will be below the prior year in the low single digit percentage range. Also contributing to the change in cash provided by operating activities was the change in levels of accounts payable. Accounts payable as of October 29, 2005 was $50.6 million, a decrease of $14.5 million from the balance at January 29, 2005 of $65.1 million. The decrease in accounts payable was primarily due to the Company’s plan to reduce inventory levels. Accounts payable as of October 30, 2004 was

$61.8 million, an increase of $11.7 million from the balance at January 31, 2004 of $50.1 million. The higher accounts payable balance as of October 30, 2004 was primarily due to the funding of inventory purchases during 2004.
     Cash used in investing activities was $55.1 million year-to-date 2005 compared to $68.8 million year-to-date 2004, consisting primarily of expenditures related to the opening of new stores and expanding and renovating existing stores. Year-to-date 2005, the Company opened 40 new stores, closed eight stores and spent approximately $48.9 million on new store openings and expansions and renovations of existing stores. Year-to-date 2004, the Company opened 59 new stores, closed two stores and spent approximately $60.8 million on new store openings and expansions and renovations of existing stores. The Company currently expects to open an additional 10 stores during the remainder of 2005, plans to close eight stores, and expects to spend approximately $30.0 million in capital expenditures during the remainder of 2005, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during the remainder of 2005 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
     Cash used in financing activities year-to-date 2005 was $62.8 million compared to $75.6 million year-to-date 2004. The primary use of funds during 2005 was the Company’s repurchase of 1,682,405 shares of common stock at a cost of approximately $50.0 million in the aggregate. The majority of these repurchases were made under a stock repurchase program approved by the Company’s Board of Directors in April 2005 authorizing the Company to purchase $50.0 million in stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. As of October 30, 2005, the Company had completed its repurchases under this program. Also year-to-date 2005, the Company paid $18.9 million in dividends. The dividends were paid at a rate of $0.11 during the first quarter of 2005 and at a rate of $0.12 during the second and third quarters of 2005. On November 4, 2005, the Company announced that its Board of Directors had approved the payment of a quarterly dividend of $0.12 per share payable on or before December 19, 2005 to shareholders of record as of December 5, 2005. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook.
     The primary use of cash in financing activities year-to-date 2004 was the Company’s repurchase of 3,222,423 shares of common stock at a cost of approximately $100.0 million in the aggregate. Also during the period, the Company paid $17.9 million in dividends. Dividends were paid at a rate of $0.10 during the first quarter of 2004 and paid at a rate of $0.11 during the second and third quarters of 2004.
     As of October 29, 2005 and October 30, 2004, the Company had $0 and $35.0 million in short-term borrowings outstanding, respectively. The Company from time to time borrows under its line of credit facility for working capital and similar general corporate needs and expects that borrowings will occur during the balance of 2005 from time to time. The Company expects that borrowings during the remainder of 2005 will be fairly consistent with the same period in 2004.
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
Recent Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 05-6 (“EITF 05-6”), Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s consolidated financial position or results of operations.
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
Critical Accounting Policies
     In the Company’s 2004 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, allowance for doubtful accounts, and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended October 29, 2005. The Company did not make any significant changes to these policies during the quarter.
Forward-looking Information
     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including store traffic, levels of store sales, effectiveness of the Company’s brand awareness and marketing programs, effectiveness and profitability of new concepts including the Mens concept, effectiveness of Internet sales, acceptance of Talbots fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, retail economic conditions including consumer spending, consumer confidence, impact on discretionary consumer spending of significantly higher gasoline and energy costs and a continued uncertain economy, the impact of a continued highly promotional retail environment, uncertainties associated with the expiration of trade quotas for member countries of the World Trade Organization, and the impact of stock option expensing which becomes effective during fiscal 2006. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. The Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.
     As of October 29, 2005, January 29, 2005 and October 30, 2004, the Company had $100.0 million, $100.0 million and $135.0 million, respectively, of variable rate borrowings outstanding under its revolving credit facilities, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or cash flow.
     The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 27 stores in Canada and four stores in the United Kingdom as of October 29, 2005. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.
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
     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     A summary of the repurchase activity under current repurchase programs, as well as under certain other equity programs, for the thirteen weeks ended October 29, 2005 is below:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased	Shares that
	Total		as Part of	May yet be
	Number		Publicly	Purchased
	of Shares	Average Price	Announced Plans	under the
Period	Purchased (1)	Paid per share	or Programs (1)	Programs (2)
July 31, 2005 through August 27, 2005	650	$0.01	0	$9,945,046
August 28, 2005 through October 1, 2005	0	0.00	0	9,945,046
October 2, 2005 through October 29, 2005	384,967	25.78	384,967	8,680

Total	385,617	$25.78	384,967	$8,680

1. On April 21, 2005, the Company announced that its Board of Directors had approved a stock repurchase program which authorized the Company to purchase $50.0 million of the Company’s common stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. During the third quarter of 2005, the Company repurchased 384,967 shares of common stock at a cost of approximately $9.9 million in the aggregate. The remaining 650 shares represent repurchases in connection with stock forfeited by employees prior to vesting under the Company’s equity compensation plans, at an acquisition price of $0.01 per share.
2. As of October 29, 2005, the Company had completed the repurchases under the $50.0 million approved stock repurchase program. Also, as of October 29, 2005, there were 868,000 shares of unvested restricted stock that were subject to buyback at $0.01 per share, or $8,680 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.
Item 6. Exhibits.

10.1	The Talbots, Inc. Umbrella Supplemental Retirement Plan effective as of May 25, 2005 between the Talbots, Inc. and Arnold B. Zetcher.(1)

10.2	Amendment No. 2, dated as of May 25, 2005, to the Employment Agreement dated October 22, 1993 and as amended May 11, 1994, by and between The Talbots, Inc. and Arnold B. Zetcher.(1)

31.1	Certification of Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 23, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: December 7, 2005

THE TALBOTS, INC.

By	/s/ Edward L. Larsen

Edward L. Larsen
Senior Vice President, Finance
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)