Form 10-K
period 2006-01-28
TALBOTS INC
filed 2006-03-29
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2006
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price of $34.17 per share as quoted by the NYSE) as of the last business day of the registrant’s most recently completed second fiscal quarter, July 30, 2005, was $767 million.

As of March 24, 2006, 53,829,156 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

The Talbots, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended January 28, 2006

PART I

Item 1.	Business.
(Dollar amounts in thousands except per share data)

General

The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Talbots” or the “Company”), is a leading national specialty retailer and cataloger of women’s, children’s, and men’s classic apparel, accessories and shoes. Talbots operates stores in the United States, Canada and the United Kingdom. In addition, Talbots customers may shop online at www.talbots.com.

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

Talbots merchandising strategy focuses on achieving a “classic look” that emphasizes timeless styles and quality. Talbots stores, catalogs, and website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric, and fit of Talbots merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its customers are affluent, college-educated, and employed, primarily in professional and managerial occupations, and are attracted to Talbots by its focused merchandising strategy, personalized customer service, and continual flow of high quality, reasonably priced classic merchandise.

The first Talbots store was opened in 1947 in Hingham, Massachusetts, by Rudolph and Nancy Talbot. The first Talbots catalog was issued the following year with a circulation of approximately 3,000. The Company has grown significantly by adding stores and developing new complementary business concepts that capitalize on the strength of the Talbots name and its loyal customer base. By January 28, 2006, the number of stores had increased to 1,083 and Talbots stores were located in 47 states, the District of Columbia, Canada, and the United Kingdom. This included 535 Talbots Misses stores (including 20 Misses stores in Canada and three Misses stores in the United Kingdom), 290 Talbots Petites stores (including four Petites stores in Canada), 40 Talbots Accessories & Shoes stores, 69 Talbots Kids stores, 112 Talbots Woman stores (including three Talbots Woman stores in Canada), 12 Talbots Mens stores, two Talbots Collection stores, and 23 Talbots Outlet stores (including one Outlet store in Canada).

Talbots direct marketing business, which includes the Company’s catalog and Internet channels, has also undergone significant changes since inception. The Company currently circulates 48 million catalogs per year. Talbots website is found at www.talbots.com. The website is a natural extension of the Company’s existing store and catalog channels. The same broad assortment of Talbots existing store and catalog classic merchandise is available online with one-stop shopping for Talbots misses, petites, woman, woman petites, accessories & shoes, kids, mens, and a limited selection of collection apparel.

Information concerning the Company’s retail store business and the Company’s direct marketing business and certain geographic information is set forth in Note 11, “Segment and Geographic Information,” of the Company’s consolidated financial statements included in this Form 10-K.

Talbots follows the National Retail Federation’s fiscal calendar. Where a reference is made to a particular year or years, it is a reference to Talbots 52-week or 53-week fiscal year. For example, “2005” refers to the 52-week fiscal year ended January 28, 2006, “2004” refers to the 52-week fiscal year ended January 29, 2005, and “2003” refers to the 52-week fiscal year ended January 31, 2004.

On February 6, 2006, the Company announced that it had signed a definitive merger agreement whereby Talbots will acquire all outstanding shares of The J. Jill Group, Inc. (“J. Jill”) for $24.05 per share, in cash, for total consideration of approximately $518,000. The Board of Directors of Talbots and J. Jill, respectively, have unanimously approved the transaction. The merger is expected to close in the second quarter of 2006 and is subject to approval by the stockholders of J. Jill, clearance under the Hart-Scott-Rodino Antitrust Improvements

Acts of 1976, and other customary closing conditions. J. Jill is a multi-channel specialty retailer of women’s apparel, including accessories and footwear. As of December 31, 2005, J. Jill operated 200 stores in the United States and a direct business with approximately 56 million catalogs circulated in 2005.

Operating Strategy

The Company’s objective is to satisfy the fashion needs of women, children, and men by achieving a “classic look” that emphasizes timeless styles and quality. The key elements of the Company’s operating strategy to achieve this objective are as follows:

•	Maintain its strong competitive position in the classic niche by providing consistently classic women’s, children’s, and men’s apparel, accessories and shoes. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. An important aspect of the Company’s marketing strategy is wardrobing the customer from “head-to-toe.” The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, accessories and shoes will be affected by sudden changes in fashion trends.

•	Continue to operate as a branded high quality merchandise retailer. The clothing assortment under the Talbots brand exceeded 99% of inventory purchased during 2005. Sales of branded merchandise provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establishes Talbots identity as a brand of women’s, children’s, and men’s classic apparel.

The Company believes that the quality and value of its classic merchandise are key competitive factors. Talbots merchandise is manufactured to the specifications of the Company’s technical designers and product developers, enabling Talbots to offer consistently high quality merchandise that the Company believes differentiates Talbots from its competitors. The Company continually monitors its manufacturers’ products to ensure that apparel purchased by the Company is of consistent fit and high quality.

•	Maintain its posture as a limited promotion retailer. The Company positions itself as a limited-promotion retailer. Talbots typically holds only four sale events a year in its stores, consisting of two end-of-season clearance sales and two mid-season clearance sales. The Company plans to add a fifth minor clearance sales event during 2006. All mid-season and end-of-season store sale events are held in conjunction with catalog and Internet sales events. No other major clearance sale events are typically held. However, the Company does offer a variety of traffic and sales driving events through its stores, catalog, and website, which complement its traditional sale calendar. The Company believes that its strategy of limiting its promotional events reinforces the integrity of its regular prices.

•	Continue to capitalize on its complementary store, catalog, and online operations. The Company’s strategy is to operate its stores, catalogs, and website as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs, or online. The Company believes that the synergy across these distribution channels offers an important convenience to its customers, provides a competitive advantage to the Company, and is an important element in identifying new store sites and the testing of new business concepts.

In addition to generating sales, catalogs and the website are used to communicate the Company’s classic image, to provide customers with fashion guidance in coordinating outfits, and to generate store traffic. The customer database compiled through Talbots catalog operations provides important demographic information and serves as an integral part of the Company’s expansion strategy by helping to identify markets with the potential to support a new store. Although the addition of stores in areas where the catalog has been successful has resulted in slightly lower catalog sales in such areas, such lower catalog sales have been more than offset by the significantly higher sales generated in these areas by the opening of new stores.

•	Continue to provide superior customer service. The Company believes that it provides store, catalog, and online customers with an extraordinarily high level of customer service. The Company is committed to constantly improving customer service by enhancing its training programs to ensure that sales and customer service associates are knowledgeable about all Talbots merchandise, that they are up to date with fashion trends, and are able to make appropriate wardrobing suggestions to customers.

•	Offer a broad mix of store location types. The Company believes that providing a broad mix of store location types helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient to its customers. As of January 28, 2006, the Company had 43% of its stores in specialty centers, 36% in malls, 10% in village locations, 7% as freestanding stores, 2% in outlet locations, and 2% in urban locations.

Merchandising, Inventory Control and Distribution

Merchandising

The Company’s merchandising strategy focuses on achieving a “classic look” which emphasizes timeless styles and quality. Talbots stores, catalogs, and website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from “head-to-toe.” The consistency in color, fabric, and fit of Talbots merchandise also allows a customer to create wardrobes across seasons and years.

Branded Merchandise Design and Purchasing.  Talbots branded merchandise is designed and produced through the coordinated efforts of the Company’s merchandising and manufacturing teams. These teams consist of the New York-based product development office, the Hingham-based buying and manufacturing staffs, and the Hong Kong-based production office. Styles for Talbots branded merchandise are developed based upon historical sales data, anticipated future sales, and perceived current and future fashion trends that will appeal to its target customer.

Talbots merchandising and manufacturing teams develop the in-house designs and design modifications. By conceptualizing and designing in-house, Talbots has been able to realize higher average initial gross profit margins for its clothing and accessories, while at the same time providing value to its customers.

Sourcing.  In 2005, Talbots purchased approximately 77% of its merchandise directly from offshore vendors, including 31% sourced directly from Hong Kong, and the remaining 23% through domestic-based vendors. During the year, the Company’s Hong Kong office accounted for approximately 40% of Talbots total direct offshore sourcing, with the remaining 60% being handled through various agents.

In order to diversify the Company’s sourcing operations, the Company utilizes additional exclusive overseas sourcing in Indonesia, Thailand, and Singapore. Under the terms of an agreement between the Company and Eralda Industries (“Eralda”), a long-time supplier of the Company, Eralda serves as the Company’s exclusive agent and has established these offices to serve the Company in this capacity. In addition, Talbots utilizes non-exclusive agents in Japan, Korea, Italy, Portugal, Spain, and Brazil plus domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to ensure that no one company or country is responsible for a disproportionate amount of Talbots merchandise. Directly sourced merchandise is currently manufactured to the Company’s specifications by independent foreign factories located primarily in Asia (Hong Kong, other provinces in China, Indonesia, Thailand, and South Korea).

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any vendor. The Company monitors its vendors for compliance with the Fair Labor Standards Act and believes that it has good relationships with its vendors.

Inventory Control and Distribution

The Company uses a centralized distribution system, under which all U.S. merchandise is received, processed, and distributed through its store and direct marketing distribution center in Lakeville, Massachusetts. The Company also has smaller distribution centers in both the United Kingdom and Canada to process store inventory in those locations. Merchandise received at the distribution centers is promptly inspected, assigned to individual stores, packed for delivery, and shipped to the stores. Talbots ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. The Company believes that its strong store, catalog, and online synergy, coupled with its central distribution system, allows it to move merchandise efficiently between its three distribution channels to take better advantage of sales trends.

Expansion

An important aspect of the Company’s business strategy has been an expansion program designed to reach new and existing customers through the opening of new stores and through the introduction of new business concepts. The Company opens new stores in its various concepts in markets that it believes have a sufficient concentration of its target customers. The Company also adds stores, or expands the size of existing stores, in markets where it already has a presence, as market conditions warrant and sites become available. New store locations are identified on the basis of various factors, including geographic location, demographic studies, and space availability.

In addition to expanding its core Misses business, which consists of 535 stores as of January 28, 2006, the Company has introduced the following complementary business concepts:

•	Talbots Petites. In 1984, Talbots began offering merchandise in petites sizes in its catalogs, and in 1985 the Company opened its first Talbots Petites store. As of January 28, 2006, 290 Talbots Petites stores were open, including four stores in Canada. Virtually every item of women’s apparel in the Talbots catalog and online is offered in both misses and petites sizes.

•	Talbots Kids. In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment of infants and toddlers apparel. As of January 28, 2006, 69 Talbots Kids stores were open. Also in 2005, four separate Talbots Kids catalogs were circulated nationally.

•	Talbots Accessories & Shoes. During 1994, Talbots introduced Talbots Accessories & Shoes in two catalogs devoted to this category. The Company opened its first Talbots Accessories & Shoes stores in 1995 and operated 40 stores as of January 28, 2006. A limited collection of this merchandise is offered in each major catalog and on-line, in virtually all stores and, in 2005, in two separate catalogs.

•	Talbots Woman. In 1998, the Company introduced Talbots Woman, a large size concept, which offers the same classic styling, high quality, and fit as the Company’s misses and petites concepts to customers wearing sizes 12W to 24W. It was introduced as a department in seven existing Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs. In 2001, the Company expanded the concept with the introduction of Talbots Woman Petites, which focuses on fuller figured women 5’ 4” and under. As of January 28, 2006, 112 Talbots Woman stores were open, including three stores in Canada. All 112 Talbots Woman stores also offer Talbots Woman Petites. Assortments of both Talbots Woman and Talbots Woman Petites are also available through the Company’s catalogs and online.

•	Talbots Collection. Also in 1998, the Company introduced Talbots Collection, which was developed for those customers seeking an upper-tier, well-defined selection of apparel featuring more luxurious fabrics and sophisticated styling. It is currently presented as a separate department in 104 existing Talbots Misses stores. In the fall of 2003, the Company opened its first Talbots Collection store and a second store was opened during 2005. Also during 2005, the Company introduced Collection Petites in 45 stores and Collection Shoes in 35 stores. An assortment of Talbots Collection merchandise is also available through the Company’s catalog and online. The Company continues to use the Talbots Collection concept to test new fabrics and fashion trends, which may later be incorporated into the core Misses and Petites lines.

•	Talbots Mens. In the fall of 2002, the Company introduced its Talbots Mens concept in a separate catalog. The line features classic sportswear and dress furnishings with an emphasis on detail and quality, consistent with the Company’s other concepts. In the spring of 2003, the Company opened its first three Talbots Mens stores and as of January 28, 2006, 12 Talbots Mens stores were open. During 2005, Talbots Mens merchandise was also presented in two separate catalogs and online.

During 2005, the Company opened 50 stores, consisting of 22 Misses, eight Petites, 18 Woman, one Mens, and one Collection store. The Company currently anticipates opening approximately 50 new Talbots stores in 2006, primarily Misses, Woman, and Petites.

In February of 2006, the Company announced its planned acquisition of J. Jill. The Company intends to maintain Talbots and J. Jill as separate brands and to operate independently in the areas of merchandising, stores, catalog, web, marketing, visual, and store design. The Company believes that the acquisition will provide Talbots with an opportunity to maximize the cost synergies of J. Jill’s and Talbots similar business models, particularly in back office functions. Both J. Jill and Talbots serve the 35+ female population, with J. Jill’s focus on apparel for a sophisticated casual lifestyle, with artistically inspired styles, providing a counterpoint to Talbots offering of updated modern classics. The transaction is expected to close in the second quarter of 2006. Management expects to open approximately 46 new J. Jill stores during 2006.

Stores

Misses stores generally range in size from 3,500 to 6,000 gross square feet, with a typical store averaging approximately 4,600 gross square feet. Talbots Petites, Woman, and Kids stores generally measure 2,600, 3,100, and 3,500 gross square feet, respectively. Talbots Accessories & Shoes stores generally measure 1,800 gross square feet. Talbots Mens stores currently measure 4,200 gross square feet. Approximately 75% — 80% of the floor area of all Talbots stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

In certain markets, the Company has created Talbots “superstores” by placing two or more other Talbots concepts adjacent to a Misses store. Together, these stores feature at least three Talbots businesses in order to create a one-stop shopping environment. As of January 28, 2006, the Company operated 127 superstores. Additionally, Talbots “flagship” stores are Misses stores which are operated to generate greater awareness of Talbots merchandise in major metropolitan locations, including Boston, New York City, Philadelphia, Chicago, San Francisco, London, and Toronto, and are significantly larger than the average Misses store.

The Company utilizes Talbots Outlet stores that are separate from its retail stores to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses Talbots Outlet stores primarily for the sale of past season and “as is” merchandise.

Talbots stores, except Mens, are distinguished by a signature red door. Each interior is designed to have a gracious and comfortable residential feel. This interior design theme is consistently used in all Talbots Misses, Petites, Woman, and Accessories & Shoes stores to promote familiarity, ease of shopping, and cost savings in the design and construction of new stores. Talbots Kids stores also have the signature red doors and are designed to create a warm shopping atmosphere appropriate for both adults and children. Talbots Mens stores are masculine yet complementary to the Company’s Misses stores. Management provides guidelines for merchandise display to the stores throughout the year.

Talbots Direct Marketing Business

Since 1948, the Company has used its direct marketing business to offer customers convenience in ordering Talbots merchandise. In 2005, the Company issued 25 separate catalogs across all business concepts with a combined circulation of approximately 48 million, including catalogs sent to stores for display and general distribution. The circulation of catalogs has been reduced by 13% in the last ten years due to the Company’s strategy to better focus the distribution of catalogs to proven customers. During 2005, the direct marketing segment represented approximately 15% of total Company sales, with the Internet channel comprising 42% of direct marketing sales. In addition to providing customers convenience in ordering Talbots merchandise, the Company generally uses its channels within its direct marketing business to communicate its classic image, to provide customers with fashion guidance in coordinating outfits, and to generate store traffic.

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

The Company strives to make catalog shopping as convenient as possible. It maintains a toll-free number, accessible 24 hours a day, seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. It maintains telemarketing centers in Knoxville, Tennessee and Hingham, Massachusetts, which are linked by computer and telephone and are designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable sales associates located at the telemarketing centers who enter customer orders and retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit, and other merchandise features. In both the Hingham and Knoxville telemarketing centers, sales associates are able to refer to current catalog items in a sample store, allowing them access to merchandise as they assist customers.

The Company’s Internet channel is a natural extension of the Company’s catalog channel as the same broad assortment of Talbots classic merchandise is available online with one-stop shopping across all business concepts. Sales orders from the website are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the website will provide examples of alternative merchandise if items are unavailable. Additionally, the website’s “online chat” feature allows customers to communicate with customer service representatives. Customers shopping online can also enjoy the benefit of Talbots “style search” feature. Style search allows a customer to select merchandise online and then reserve it at a store of their choice. As with the catalog, customer online purchases can be returned by mail or at any Talbots retail store.

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

In 2001, the Company developed a customer loyalty program which rewards customers with a twenty-five dollar appreciation award for every five hundred dollars of merchandise purchased on their Talbots charge card. The award can be redeemed against future charge card purchases and expires one year from the date of issuance. The program has led to increased usage of the Talbots charge card, as customer usage increased from 36% of total sales in 2001 to 43% of total sales in 2005.

Management Information Systems

Talbots management information systems and electronic data processing systems are located at the Company’s systems center in Tampa, Florida and at its corporate facilities in Hingham, Massachusetts. These systems consist of a full range of retail, financial, and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting, and distribution. The Company protects company-sensitive information on its servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection. The website makes use of encryption technology to protect sensitive customer information.

All Talbots stores have point-of-sale terminals that transmit information daily on sales by item, color, and size. Talbots stores are equipped with bar code scanning programs for the recording of store sales, returns, inventories, price changes, receipts, and transfers. The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

Also, sales associates can conduct customer searches for merchandise not currently available in their store through the register or with a single phone call, 24 hours a day, seven days a week (except Christmas Day).

Seasonality

The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, direct marketing sales are stronger in the first quarter while retail store sales are slightly stronger in the second quarter. Within the fall season, direct marketing sales and retail store sales are generally the strongest in the fourth quarter.

Advertising

The Company’s advertising initiatives, which are managed by The Classics Chicago, Inc., a wholly owned subsidiary, have been developed to elevate brand awareness and increase customer acquisition and retention. The Company’s advertising programs consist of catalogs distributed across all business concepts, as well as ads placed in key fashion magazines, television advertising, newspaper, radio, and Internet advertising.

Competition

The retail apparel industry is highly competitive. The Company believes that the principal basis upon which it competes are quality, value, and service in offering classic apparel to build “head-to-toe” wardrobes through stores, catalogs, and online.

Talbots mainly competes with national department stores as well as regional department store chains. Talbots also competes with other specialty retailers and catalog companies. The Company believes that its focused merchandise selection in classic apparel, consistently branded merchandise, superior customer service, store site selection resulting from the synergy between its stores and direct marketing operations, and the availability of its merchandise in multiple concepts, distinguish it from department stores and other specialty retailers.

Employees

As of January 28, 2006, Talbots had approximately 11,600 employees, of whom approximately 3,300 were full-time salaried employees, approximately 1,300 were full-time hourly employees, and approximately 7,000 were part-time hourly employees. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of March 24, 2006:

Name	Age	Position

Arnold B. Zetcher	65	Chairman of the Board, President and Chief Executive Officer
Harold B. Bosworth, Jr.	56	Executive Vice President, Chief Merchandising Officer
Philip H. Kowalczyk	45	Executive Vice President, Chief Administrative Officer
Michele M. Mandell	58	Executive Vice President, Stores
Paul V. Kastner	54	Senior Vice President, International and Strategic Planning
Edward L. Larsen	61	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Andrea M. McKenna	49	Senior Vice President, Marketing and Catalog Development
Richard T. O’Connell, Jr.	55	Senior Vice President, Legal and Real Estate, and Secretary
Bruce Lee Prescott	50	Senior Vice President, Direct Marketing and Customer Service
Randy Richardson	47	Senior Vice President, Information Services
Bruce C. Soderholm	63	Senior Vice President, Operations
Stuart M. Stolper	66	Senior Vice President, Human Resources

Mr. Zetcher joined Talbots as President in 1987. He has been President and Chief Executive Officer and a member of the Board of Directors since 1988 and assumed the additional position of Chairman of the Board in 2000. Mr. Zetcher was Chairman and Chief Executive Officer of John Breuner Company, a home furnishings division of BATUS, and prior to that, Chairman and Chief Executive Officer of Kohl’s Food Stores, another BATUS division. Mr. Zetcher served as Chairman and Chief Executive Officer of Bonwit Teller in New York and served in various capacities during his ten years with Federated Department Stores. Mr. Zetcher has also served as Chairman of the Board of the National Retail Federation and Chairman of its Executive Committee.

Mr. Bosworth was promoted to the position of Executive Vice President and Chief Merchandising Officer in January 2003. He joined the Company in June 1997 as Senior Vice President and General Manager for Talbots Kids and assumed the additional position of General Manager for Talbots Mens in 2001. From 1988 to 1997, Mr. Bosworth served as Senior Vice President, Retail of Ermenegildo Zegna, and Senior Vice President and General Merchandise Manager at the I. Magnin/Bullock’s Wilshire division of R.H. Macy, where he was responsible for numerous merchandising areas.

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

Mr. O’Connell joined Talbots in 1988 as Vice President, Legal and Real Estate, and Secretary, and became Senior Vice President, Legal and Real Estate, and Secretary in 1989. Prior to joining Talbots, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

Mr. Prescott became Senior Vice President, Direct Marketing and Customer Service in 1998. He joined Talbots in 1987 as Manager, Direct Marketing Fulfillment. In 1988, he was promoted to the position of Director of Direct Marketing Fulfillment and in 1991 became Director, Customer Service and Telemarketing. In 1994, he was promoted to the position of Vice President, Customer Service and Telemarketing. From 1976 to 1987, he was employed by Johnny Appleseed’s, serving as manager of catalog operations and supervising retail distribution and customer service.

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

Available Information

The Company makes available free of charge through its website, www.talbots.com, all materials that it files electronically with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, the Company made all such materials available through its website as soon as reasonably practicable after filing or furnishing such materials with the SEC.

You may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains its website, www.sec.gov, that contains reports, proxy, and information statements and other information which the Company files electronically with the SEC.

A copy of the Company’s Corporate Governance Guidance, its Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are posted on the Company’s website, www.talbots.com, under “Investor Relations,” and are available in print to any person who requests copies by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, MA, 02043, or by e-mail at investor.relations@talbots.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 1A.	Risk Factors
(Dollar amounts in thousands)

The success of the business depends on the Company’s ability to respond to constantly changing fashion trends and consumer demands.

The Company’s success depends in large part on its ability to originate and define fashion product trends, as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. The retail business fluctuates according to consumer preferences dictated, in part, by fashion and season. Decisions with respect to product designs are generally made well in advance of the season and frequently before fashion trends are evidenced by customer purchases. To the extent the Company fails to anticipate, identify, and respond effectively to consumer preferences, sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect the Company’s operating results.

The retail apparel industry is highly competitive.

The Company competes with national department stores as well as regional department store chains. The Company also competes with other specialty retailers and catalog companies. The Company is faced with a variety of competitive challenges including:

•	anticipating and responding to changing consumer demands;

•	maintaining favorable brand recognition;

•	developing classic high quality products in sizes, colors, and styles that appeal to consumers;

•	sourcing merchandise efficiently; and

•	effectively marketing the Company’s products to consumers.

Increased competition could cause the Company’s sales and margins to be reduced and adversely affect results of operations.

The Company cannot assure the successful implementation of its growth strategy.

The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During 2006, the Company plans to open approximately 50 Talbots stores. The Company’s planned expansion is dependent upon a number of factors, including general economic and business conditions affecting consumer confidence and spending, the level of sales volume and profitability at existing store locations, the availability of sufficient capital resources to effect expansion plans, the continuing availability of desirable locations, the ability to negotiate acceptable lease terms for prospective new and expanded locations, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

The Company may not be able to successfully integrate J. Jill’s operations.

The Company announced its planned acquisition of J. Jill in February 2006. The Company’s ability to continue to grow and sustain long-term profitability may depend upon effectively integrating J. Jill’s operations and achieving significant cost efficiencies. The Company may not be able to effectively integrate and successfully implement appropriate operational, financial, and management systems and controls to achieve the benefits expected to result from this planned acquisition. Also, integration activities may not be completed within the expected time periods. The Company’s effort to integrate could be affected by a number of factors beyond its control, such as regulatory developments, general economic conditions, increased competition, the loss of customers resulting from the acquisition, and the assumption of liabilities. In addition, the process of integrating J. Jill could cause an interruption of, or loss of momentum in, the activities of the Company’s existing business and the loss of key personnel and customers. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of J. Jill could negatively impact the Company’s business. Further, the benefits and cost synergies anticipated from the planned J. Jill acquisition may not develop. The Company also has and will incur significant transaction costs in connection with this acquisition. Finally, the acquisition of J. Jill may not be consummated as it remains subject to approval by the stockholders of J. Jill, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions.

The Company plans to incur substantial debt to finance its planned J. Jill acquisition.

In order to finance the acquisition of J. Jill, the Company plans to borrow $400,000 under a five-year term loan. The Company also expects that as a result of the planned acquisition, borrowings under the Company’s short-term credit facilities will be higher than in prior years. Those borrowings will result in higher levels of interest expense than historically experienced. There can be no assurance that the Company’s cash requirements will be met by existing and planned available borrowing facilities.

The Company experiences fluctuations in comparable store sales results.

Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store, or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

The Company’s comparable store sales results have fluctuated in the past on a monthly, quarterly, and annual basis, and are expected to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, timing of catalog mailings, calendar shifts of holiday periods, actions by competitors, weather conditions, and general economic conditions. Past comparable store sales are not an indicator of future results, and there can be no assurance that the Company’s comparable store sales will not decrease in the future. The Company’s comparable store sales performance is likely to have a significant effect on the Company’s results of operations.

The Company experiences fluctuations in operating results.

The Company’s annual and quarterly operating results have fluctuated, and are expected to continue to fluctuate. Among the factors that may cause the Company’s operating results to fluctuate are customers’ response to merchandise offerings, the timing of the rollout of new stores, seasonal variations in sales, the timing and size of catalog mailings, the costs of producing and mailing catalogs, the timing of merchandise receipts, the level of merchandise returns, changes in merchandise mix and presentation, the Company’s cost of merchandise, unanticipated operating costs, and other factors beyond the Company’s control, such as general economic conditions and actions of competitors. As a result of these factors, the Company believes that period-to-period comparisons of historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

If the Company fails to maintain the value of its brand, sales are likely to decline.

The Company’s success depends on the value of the Talbots brand. The Talbots name and “classic” niche is integral to the success of the business. Maintaining, promoting, and positioning the Talbots brand will depend largely on the success of the Company’s marketing and merchandising efforts and the ability to provide a consistent, high quality customer experience. Talbots brand could be adversely affected if the Company fails to achieve these objectives or if the Company’s public image is tarnished by negative publicity.

The Company cannot assure that it will be successful in introducing new business concepts that will result in increased profitability for the Company.

During the past several years, the Company has introduced new business concepts, including Talbots Petites, Talbots Kids, Talbots Accessories & Shoes, Talbots Woman, Talbots Woman Petites, Talbots Collection, and Talbots Mens. The Company may introduce new business concepts in the future. There can be no assurance that these new concepts will be successful or that the Company’s overall profitability will increase as a result of introducing these concepts.

The Company cannot assure that Internet sales will continue to achieve sales and profitability growth.

The Company sells merchandise over the Internet through its website, www.talbots.com. The Company’s Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures, and the need to invest in additional computer systems. The Internet operations also involve other risks that could have an impact on the Company’s results of operations, including hiring, retention and training of personnel to conduct the Company’s Internet operations, diversion of sales from the Company’s stores, rapid technological change, liability for online content, credit card fraud, and risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that the Company’s Internet operations will continue to achieve sales and profitability growth or even remain at their current level.

The Company depends on one distribution center.

The Company’s distribution functions for all of its U.S. stores and catalog and Internet sales are handled from a single distribution center in Lakeville, Massachusetts. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures, or other unforeseen causes could delay or impair the Company’s ability to distribute merchandise to its stores and/or fulfill catalog and Internet orders, which could have a significant effect on the Company’s results of operations.

Talented personnel are critical to the Company’s success.

The Company’s success and ability to properly manage its growth depends to a significant extent on both the performance of its current executive and senior management team and its ability to attract, hire, motivate, and retain additional qualified and talented management personnel in the future. The Company’s inability to recruit and retain such personnel, or the loss of services of any of its current key employees, could have a material adverse impact on the Company’s operations.

The Company’s overseas merchandise purchasing strategy makes it vulnerable to a number of risks.

The Company purchases a significant portion of its merchandise directly from foreign sources. Approximately 77% of the merchandise purchased in 2005 was purchased directly from foreign sources, including 31% sourced directly from Hong Kong. In addition, goods purchased from domestic vendors may be sourced abroad by such vendors. As a result, the Company’s business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	political instability;

•	imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the U.S. from countries in a region where the Company does business;

•	imposition of duties, taxes, and other charges on imports; and

•	local business practice and political issues, including issues relating to compliance with domestic or international labor standards.

The Company cannot predict whether the foreign countries in which Talbots apparel and accessories are currently manufactured or any of the foreign countries in which Talbots apparel and accessories may be manufactured in the future will be subject to import restrictions by the U.S. government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, applicable to apparel items could affect the importation of apparel and, in that event, could increase the cost, or reduce the supply of apparel available to the Company and adversely affect the Company’s operations. Although the quota system established by the Agreement on Textiles and Clothing was completely phased out for World Trade Organization countries effective January 1, 2005, there can be no assurances that restrictions will not be reestablished for certain categories in specific countries.

A downturn in the economy may affect consumer purchases of discretionary items which could adversely affect the Company’s sales.

Many factors affect the level of consumer spending in the apparel industry, including:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	taxation;

•	employment levels;

•	political conditions such as war, terrorism and political unrest; and

•	consumer confidence in future economic conditions.

Consumer purchases of discretionary items may decline during recessionary periods and other periods where disposable income is lower. A downturn in the economies in which the Company sells its products, whether in the U.S. or abroad, may adversely affect the Company’s operations.

A major failure of the Company’s information systems could harm the business.

The Company depends on information systems to manage its operations. Talbots information systems consist of a full range of retail, financial, and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting, and distribution. The Company regularly makes investments to upgrade, enhance, or replace such systems. Any delays or difficulties in transitioning to these new systems, or in integrating these systems with the Company’s current systems, or any other disruptions affecting the Company’s information systems, could have a material adverse impact on the Company’s operations.

The market price of the Company’s common stock is volatile.

The market price of the Company’s common stock has fluctuated in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or disclosures concerning the Company or its competitors, sales and profitability results, quarterly variations in operating results or monthly comparable store net sales, changes in earnings estimates by analysts, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below presents certain information relating to the Company’s properties at January 28, 2006:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Company headquarters	Own (44 acres)
Lakeville, Massachusetts	933,000	Distribution center	Own (115 acres)
Tampa, Florida	38,437	Systems center	Lease
Knoxville, Tennessee	37,656	Telemarketing	Lease
New York, New York	41,462	Product development office	Lease
Hong Kong	10,455	Merchandise production	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
London, U.K.	270	U.K. management office	Lease
1,083 Stores throughout the U.S., Canada and U.K	4,297,284	Retail stores	Own and lease(a)

(a)	Talbots owns the property for five of its 1,083 stores.

The Company believes that its operating facilities and sales offices are adequate and suitable for its current needs, however, Talbots long-term expansion program may require additional office and distribution space to service its operations in the future.

At January 28, 2006, Talbots operated 1,083 stores; all but five were leased. The leases typically provide for an initial term between 10 and 15 years, with renewal options permitting the Company to extend the term between five and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of leases, Talbots has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require Talbots to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. Most of the Company’s lease arrangements provide for an increase in annual fixed rental payments during the lease term.

At January 28, 2006, the current terms of Talbots store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases(a)(b)

2006-2007	45
2008-2010	80
2011-2013	157
2014 and later	403

(a)	Certain leases have more than one store included within the leased premises.

(b)	Includes 18 executed leases related to future stores not yet opened at January 28, 2006.

Item 3.	Legal Proceedings.

Talbots is a party to certain legal actions arising in the normal course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liabilities individually and in the aggregate are not expected to have a material adverse effect on the financial position, results of operations, or liquidity of Talbots.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 28, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB.” Information regarding the high and low sales prices per share of common stock in 2005 and 2004 is included in Note 15, “Quarterly Results,” to the Company’s consolidated financial statements.

The payment of dividends and the amount thereof is determined by the Board of Directors and depends upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements, and general business outlook at the time payment is considered. Information regarding the Company’s payment of dividends for 2005 and 2004 is included in Note 15, “Quarterly Results,” to the Company’s consolidated financial statements.

The number of holders of record of the Company’s common stock at March 24, 2006 was 514.

A summary of the Company’s stock repurchase activity under repurchase programs, as well as under certain other equity programs, for the thirteen weeks ended January 28, 2006 is below:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that may
		Average Price	Part of Publicly	yet be Purchased
	Total Number of	Paid per	Announced Plans	Under the
Period	Shares Purchased (1)	Share	or Programs	Programs(2)

10/30/05 to 11/26/05	1,200	$25.57	—	$8,680
11/27/05 to 12/31/05	—	—	—	8,680
1/1/06 to 1/28/06	1,500	0.01	—	8,665

Total	2,700	$11.37	—	$8,665

(1)	Repurchases of 1,200 shares were made in connection with the vesting of certain stock awards under the Company’s Restated Directors Plan. Repurchases of 1,500 shares were made in connection with the Company’s payment of the par value of restricted stock forfeited by employees prior to vesting under the Company’s equity compensation plans, at an acquisition price of $0.01 per share.

(2)	As of January 28, 2006, there were 866,500 shares of unvested restricted stock that were subject to buyback at $0.01 per share, or $8,665 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.

Item 6.	Selected Financial Data.

The following selected financial data have been derived from the Company’s Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 below and the Consolidated Financial Statements and notes thereto included in Item 15 below.

	Year Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(in thousands, except per share data)

Statement of Earnings Information:
Net sales	$1,808,606	$1,697,843	$1,594,790	$1,568,835	$1,595,214
Net income	93,151	95,366	102,891	118,859	125,560
Net income per share
Basic	$1.76	$1.73	$1.82	$2.02	$2.04
Diluted	$1.72	$1.70	$1.78	$1.97	$1.98
Weighted average number of shares of common stock outstanding
Basic	52,882	54,969	56,531	58,724	61,459
Diluted	54,103	56,252	57,901	60,191	63,439
Cash dividends per share	$0.47	$0.43	$0.39	$0.35	$0.31
Balance Sheet Information:
Working capital	$376,204	$324,759	$330,011	$287,957	$299,270
Total assets	1,146,144	1,062,130	1,018,647	926,158	880,571
Total long-term debt, including current portion	100,000	100,000	100,000	100,000	100,000
Stockholders’ equity	626,968	588,588	604,911	558,253	560,353

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar amounts in thousands except per share data)

The following discussion and analysis of financial condition and results of operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with these statements and the notes thereto.

Business Overview

As 2004 came to a close, the Company was optimistic about 2005. The Company’s plans for 2005 were to maintain its strength in its core misses concept, and to improve in its non-core concepts, such as Woman and Kids. The Company planned to be more conservative in its inventory levels and offer narrower but deeper assortments to better focus on its product offering.

The Company’s optimism for 2005 was confirmed as the first half of the year, the spring season, yielded positive comparable store sales growth in both the first and second quarters and produced record earnings per share. This positive sales momentum fueled the Company’s optimism for sustained strength through the balance of the year, which proved to be far more challenging. After positive comparable store sales growth for nine consecutive months, September 2005 comparable store sales declined. September proved difficult, impaired, the Company believes, by the effects of macro-environmental factors, such as the broad impact from hurricanes Katrina and Rita. While sales trends did improve in October, the third quarter suffered from September’s sales shortfall and the resulting markdowns needed to clear the unsold inventory. The Company’s fourth quarter, despite weaker than anticipated selling trends, achieved positive comparable store sales and stronger earnings per share growth over the prior year. The Company ended 2005 with positive comparable store sales growth of 2.6% for the full year.

Contributing to the Company’s limited comparable store sales growth during the fall season were factors both within and outside of the Company’s control. The impact from the hurricanes in the early fall season led to decreased customer demand and traffic resulting in September’s sales shortfall. While the Company cannot control factors such as weather, it can control operating strategies. The Company believes that its narrower but deeper assortment strategy was one cause of lower than anticipated comparable store sales growth. While this strategy was intended to decrease duplications and give the Company’s product more focus, it actually led to fewer alternatives available to the customer, contributing to lower full price and markdown selling. Secondly, the timing of the Company’s roll out of the fall season merchandise led to lower than anticipated comparable store sales. It was apparent based on customer buying patterns that customers were not ready to buy fall clothing in September. Also, they were no longer interested in summer merchandise left over from the Company’s semi-annual sale. Based on what the Company has learned in 2005, the Company is hopeful that the actions planned for 2006 to overcome these challenges will produce improved results in 2006.

The Company was pleased with the growth in 2005 from its Woman and Kids concepts, with comparable store sales increases for the year of 11% in Talbots U.S. Woman and 4% in Kids. Comparable store sales growth in Talbots U.S. Petites was up 3% for the year, while the Company’s core U.S. Misses stores had comparable store sales growth of 1% for the year.

The Company’s direct marketing business, which represented 15% of sales in 2005, grew by 9% from 2004 and experienced its most profitable year ever. This success was fueled by the continuing growth of the Company’s Internet business, which achieved a 28% increase in online sales from the prior year. Online sales accounted for approximately 42% of total direct marketing sales, up from 36% in 2004.

Total inventories at the end of 2005 were $246,707 versus $238,544 at the end of 2004. On a square foot basis, year-end inventories were up 7% in the Company’s U.S Women’s apparel stores from 2004. For 2006, the Company is currently planning for per-square-foot inventories to be modestly higher than 2005, as a result of the Company’s goal to increase its style counts by approximately 20%, while reducing depth of inventory by style, to allow for its customer to choose from a greater diversity of styles.

Customer accounts receivable at the end of 2005 were $209,749, up 5% from $199,256 in 2004, and the Company earned a record $40,605 in finance charge revenue in 2005, up from $39,796 in 2004.

Notes payable stood at zero at the end of 2005, the same as in 2004, and long-term debt was unchanged from 2004 at $100,000.

Cash flow from operations was $211,438 for the year, or 12% of sales, compared to $155,223, or 9% of sales in 2004. Total stock repurchases in 2005 were approximately $49,993 compared to stock repurchases in 2004 of $99,986. Cash dividends increased to $25,334 from $23,859 in 2004. This was the eleventh consecutive year in which the Company increased its annual dividend payout to shareholders.

In terms of store expansion, the Company opened a total of 50 new stores in 2005, with expansion primarily in Misses and Woman business concepts. Looking forward to 2006, the Company is currently planning to open a total of approximately 50 new Talbots stores, representing approximately 3% square footage growth. The Company’s total capital expenditures for 2005 were approximately $72,684; in 2006, the plan is for approximately $90,000 in total capital expenditures, related to Talbots only, with approximately $75,000, or 83%, allocated to new and existing Talbots stores.

In February of 2006, the Company announced its planned acquisition of J. Jill. The Company intends to maintain Talbots and J. Jill as separate brands and to operate independently in the areas of merchandising, stores, catalog, web, marketing, visual, and store design. The Company believes that the acquisition will provide Talbots with an opportunity to maximize the cost synergies of J. Jill’s and Talbots similar business models, particularly in back office functions. Both J. Jill and Talbots serve the 35+ female population, with J. Jill’s focus on apparel for a sophisticated casual lifestyle, with artistically inspired styles, providing a counterpoint to Talbots offering of updated modern classics. The transaction is expected to close in the second quarter of 2006. Management expects to open approximately 46 new J. Jill stores during 2006.

In summary for 2006, the Company expects to increase its style count to provide greater choices and diversity to its customers, resulting in expected modestly higher inventory levels than in 2005. Additionally, the Company plans on adding a fifth minor clearance sales event in August to liquidate early fall transitional goods and plans to delay the introduction of certain of its late fall season merchandise to reflect what it has experienced as a change in customer buying patterns. The Company will open additional Talbots stores in its Misses, Petites, and Woman concepts, and will continue to study the Kids, Mens, and Collection concepts further for their expansion potential.

Results of Operations

The 2005, 2004, and 2003 years all had 52 weeks and ended on January 28, 2006, January 29, 2005, and January 31, 2004, respectively.

Comparable stores are those that were open for at least one full year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Misses store, such Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Misses assortment may be properly compared.

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

Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to catalog production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; and the costs and income associated with the Company’s credit card operations. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, were approximately $25,712, $24,370, and $22,475, respectively.

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

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Consolidated Statements of Earnings for the fiscal periods shown below:

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	63.8%	64.4%	62.4%
Selling, general and administrative expenses	27.8%	27.3%	27.1%
Operating income	8.4%	8.4%	10.5%
Interest expense, net	0.2%	0.1%	0.1%
Income before taxes	8.2%	8.3%	10.3%
Income taxes	3.0%	2.6%	3.9%
Net income	5.2%	5.6%	6.5%

2005 Compared to 2004

Net sales in 2005 were $1,808,606 compared to $1,697,843 in 2004, an increase of $110,763, or 6.5%. Operating income was $152,148 in 2005 compared to $142,115 in 2004, an increase of $10,033, or 7.1%.

Retail store sales in 2005 were $1,543,645 compared to $1,454,650 in 2004, an increase of $88,995, or 6.1%. The increase in retail store sales was primarily due to the increase in the number of stores. As of January 28, 2006, the Company operated a total of 1,083 stores with gross and selling square footage of approximately 4,297 square feet and 3,309 square feet, respectively. This represents an increase of approximately 2% in gross and selling square footage from January 29, 2005 when the Company operated 1,049 stores.

Reflected in retail store sales was a $34,166, or 2.6% increase in comparable store sales. Comparable store sales gains were positive in each of the first seven months of 2005, driven by a healthy sales performance particularly in the Company’s Misses, Petites, and Woman concepts, and across all U.S regions. The third quarter of 2005 yielded decreased comparable sales primarily due to September’s sales results, which the Company believes were negatively impacted by macro-environmental factors, including the broad impact from hurricanes Katrina and Rita. The fourth quarter yielded a positive 1.6% increase in comparable sales due to successful marketing initiatives driving increased customer traffic and sales. The percentage of the Company’s net sales derived from its retail stores decreased slightly to 85.4% compared to 85.7% during 2004.

Direct marketing sales in 2005, which include the Company’s catalog and Internet channels, were $264,961 compared to $243,193 in 2004, an increase of $21,768 or 9.0%. The increase in direct marketing sales was driven by the continuing growth of the Company’s Internet business, especially within the Company’s Woman and Woman Petites concepts. Internet sales represented 42% of direct marketing sales in 2005, compared to 36% in 2004. The percentage of the Company’s net sales derived from direct marketing increased slightly to 14.6% during 2005 compared to 14.3% during 2004.

Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 63.8% during 2005 from 64.4% in 2004. This represents a 60 basis point improvement in the gross margin rate, primarily due to lower buying costs as a percentage of net sales throughout 2005.

Selling, general and administrative expenses as a percentage of net sales increased to 27.8% in 2005 from 27.3% in 2004. This represents a 50 basis point deterioration and was primarily due to increased expenditures relating to the general refurbishment of the Company’s stores.

Net interest expense increased to $3,106 in 2005 from $2,110 in 2004. This increase was primarily due to higher borrowing rates, offset partially by lower average borrowings. The average interest rate on short-term and long-term borrowings was 4.16% during 2005 compared to 2.32% during 2004. The average level of outstanding debt, including short-term and long-term borrowings, was $107,802 during 2005 compared to $112,912 during 2004.

The effective tax rate for the Company was 37.5% in 2005 and 31.9% in 2004. An income tax benefit of $7,835, from positive resolutions of certain federal income tax issues for fiscal 1993 through 1997, favorably impacted the effective tax rate during 2004. Without the $7,835 benefit, the effective tax rate would have been 37.5% in 2004. The income tax benefit favorably impacted net income per diluted share for 2004 by $0.14. Additionally, the fiscal 1998 through 2001 federal tax years have been closed without adjustment.

2004 Compared to 2003

Net sales in 2004 were $1,697,843 compared to $1,594,790 in 2003, an increase of $103,053, or 6.5%. Operating income was $142,115 in 2004 compared to $166,601 in 2003, a decrease of $24,486, or 14.7%.

Retail store sales in 2004 were $1,454,650 compared to $1,363,036 in 2003, an increase of $91,614, or 6.7%. The increase in retail store sales was primarily due to the increase in the number of stores. As of January 29, 2005, the Company operated a total of 1,049 stores with gross and selling square footage of approximately 4,203 and 3,232 square feet, respectively. This represents an increase of approximately 7% in gross and selling square footage from January 31, 2004 when the Company operated 977 stores. Reflected in retail store sales was a $19,666, or 1.7% increase in comparable store sales. The increase in comparable store sales was primarily driven by increased markdown selling volume during the fourth quarter of 2004 and was also driven by improved regular-price selling in the first and second quarters of 2004. The percentage of the Company’s net sales derived from its retail stores increased to 85.7% during 2004 compared to 85.5% during 2003.

Direct marketing sales in 2004 were $243,193 compared to $231,754 in 2003, an increase of $11,439 or 4.9%. Internet sales represented 36% of direct marketing sales for 2004 compared to 30% for 2003. The increase in direct marketing sales was due to a 27% increase in Internet sales. During 2004, the Company improved targeting of its catalog circulation, reducing total catalog circulation by 2% from 47.1 million in 2003 to 46.3 million in 2004. This action resulted in a 3% increase in sales per 100 pages. The percentage of the Company’s net sales from its catalogs and website decreased to 14.3% during 2004 compared to 14.5% during 2003.

Cost of sales, buying and occupancy expenses as a percentage of net sales were 64.4% during 2004 and 62.4% during 2003. This increase was primarily due to a 1.4% decline in product gross margins during 2004, primarily in the second, third, and fourth quarters of 2004. The decline in product gross margins was a result of higher markdown selling resulting from the clearance of excess inventory during the year. Also impacting cost of sales, buying and occupancy expenses were higher fixed occupancy costs in 2004 as compared to 2003.

Selling, general and administrative expenses as a percentage of net sales were 27.3% in 2004 compared to 27.1% in 2003. This was primarily due to increased marketing costs, including expanded television and print advertising, and partially offset by the increase in sales. Also contributing were increases in store payroll costs, offset by decreases in other operational store costs and pre-opening costs, as well as a decrease in catalog production costs and increases in finance charge income.

Net interest expense was $2,110 in 2004 compared to $2,095 in 2003. The average level of outstanding debt, including short-term and long-term borrowings, was $112,912 during 2004 and $118,277 during 2003. The average interest rate on short-term and long-term borrowings was 2.32% during 2004 and 2.03% during 2003. Lower borrowing levels during 2004 were offset by higher borrowing rates during 2004, as compared to 2003, resulting in consistent interest expense during 2004 and 2003.

The effective tax rate for the Company was 31.9% in 2004 and 37.5% in 2003. An income tax benefit of $7,835 from positive resolutions of certain federal income tax issues for fiscal 1993 through 1997 favorably impacted the effective tax rate during 2004. Without the $7,835 million benefit, the effective tax rate would have been 37.5%. The income tax benefit favorably impacted net income per diluted share for 2004 by $0.14. Additionally the fiscal 1998 through 2001 federal tax years have been closed without adjustment.

Seasonality and Quarterly Fluctuations

The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, direct marketing sales are stronger in the first quarter, while retail store sales are slightly stronger in the second quarter. Within the fall season, both retail and direct marketing sales are generally stronger in the fourth quarter. Total Company sales for the fourth quarters of 2005 and 2004 were 26.9% and 27.7%, respectively, of total sales for the year.

The following table sets forth certain items in the Company’s unaudited quarterly Consolidated Statements of Earnings as a percentage of net sales. The information as to any one quarter is not necessarily indicative of results for any future period.

	Fiscal Quarter Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	59.2%	66.4%	62.0%	67.1%
Selling, general and administrative expenses	28.3%	26.8%	30.3%	26.2%
Operating income	12.6%	6.8%	7.7%	6.7%

	Fiscal Quarter Ended
	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	57.5%	66.8%	62.8%	69.6%
Selling, general and administrative expenses	29.4%	26.7%	28.3%	25.0%
Operating income	13.1%	6.5%	8.9%	5.4%

The Company’s merchandising strategy focuses on liquidating seasonal inventory at the end of each selling season. Generally, the Company achieves this by conducting major sale events at the end of the second and fourth quarters, followed by clearance selling in the Company’s outlet stores. These events produce an increase in sales volume; however, since marking down the value of inventory increases expense, the Company’s cost of sales, buying and occupancy expenses as a percentage of net sales is increased. Merchandise inventories typically peak in the third quarter. The Company’s selling, general and administrative expenses as a percentage of sales are generally highest in the first and third quarters as a result of sales volumes.

The combined effect of the patterns of net sales, cost of sales, buying and occupancy expenses and selling, general and administrative expenses, described above, has generally produced higher operating income margins, as a percent of sales, in the first and third quarters.

Liquidity and Capital Resources

The Company’s primary sources of capital are cash flows from operating activities and line of credit facilities from five banks, with maximum available short-term borrowings of $125,000 in the aggregate. As of January  28, 2006 and January 29, 2005, the Company had no amounts outstanding under these facilities. The Company also has long-term revolving credit facilities with four banks totaling $100,000. As of January 28, 2006 and January 29, 2005, the Company had $100,000 outstanding under these facilities. Additionally, the Company has two letter of credit agreements totaling $200,000 which it uses primarily for the purchase of merchandise inventories. As of January 28, 2006 and January 29, 2005, the Company held $141,159 and $112,080, respectively, in outstanding letters of credit for purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall season.

During 2005, cash and cash equivalents increased $71,209 compared to a decrease of $53,844 during 2004. Cash flows from operations during 2005 of $211,438 allowed the Company to continue investing in property and equipment, increase its dividend payment rate, and continue purchasing shares of the Company’s stock.

Cash provided by operating activities was $211,438 in 2005 compared to $155,223 in 2004, an increase of $56,215. This increase was primarily due to changes in inventory levels year-over-year. Inventories as of January 28, 2006 were $246,707, an increase of $8,163 from January 29, 2005. Inventories as of January 29, 2005 were $238,544, an increase of $68,097 from January 31, 2004. The increased inventory purchases during 2004 were part of the Company’s plan to increase its overall inventory levels, which reflected the Company’s targeted outlook for improved customer demand. Inventory levels at January  29, 2005, were also elevated over the prior year due to timing of receipts due to early shipments from vendors. During 2006, the Company currently expects average inventory levels per square foot to modestly increase by approximately 3%.

Cash used in investing activities was $72,684 in 2005 compared to $92,668 in 2004, consisting primarily of expenditures related to the opening of new stores and expanding and renovating existing stores. During 2005, the Company opened 50 new stores and spent approximately $67,817 on new store openings and expansions and renovations of existing stores. During 2004, the Company opened 75 new stores and spent approximately $83,104 on new store openings and expansions and renovations of existing stores. The Company currently expects to open approximately 50 new Talbots stores during 2006 and expects to spend approximately $90,000 in capital expenditures, related to Talbots only, with approximately $75,000, or 83% allocated to new and existing Talbots stores. The remaining amount will be used for information technology, infrastructure initiatives, and other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2006 and the number, type, and timing of stores being opened, expanded, renovated, and relocated.

Cash used in financing activities during 2005 was $67,596 compared to $116,500 in 2004. The primary use of cash in financing activities in 2005 was the Company’s repurchase of approximately $49,993 or 1,663,430 shares, of its common stock under its stock repurchase program at an average price of $30.04 per share. These repurchases were made under a stock repurchase program approved by the Company’s Board of Directors in April 2005 authorizing the Company to purchase $50,000 in stock from public shareholders and proportionately from Talbots majority shareholder from time to time over a two-year period. As of January 28, 2006, the Company has completed its repurchases under this program. Also during 2005, the Company paid cash dividends of $25,334. Cash dividends were paid at a rate of $0.47 per share during 2005. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements, and general business outlook.

The primary use of cash in financing activities in 2004 was the Company’s repurchase of approximately $99,986, or 3,222,423 shares, of its common stock under its stock repurchase programs at an average price of $31.03 per share. These repurchases were made under stock repurchase programs approved by the Company’s Board of Directors during 2004 authorizing the Company to purchase an aggregate of $100,000 in stock. Also during 2004, the Company paid cash dividends of $23,859. Cash dividends were paid at a rate of $0.43 per share during 2004.

As of January 28, 2006 and January 29, 2005, the Company did not have any short-term borrowings outstanding. The Company from time to time borrows under its line of credit facility for working capital and similar general corporate needs and expects that borrowings will occur during 2006 from time to time. In February 2006, the Company announced its intent to acquire J. Jill for a purchase price of $24.05 per share, in cash, for total consideration of $518,000. The Company plans to finance the acquisition through borrowings and cash on hand. On February 6, 2006, the Company borrowed $400,000 under a short-term bridge facility. The Company expects to convert the borrowing to a five-year term loan upon the closing of the J. Jill acquisition. Given the planned acquisition of J. Jill, the Company currently expects that borrowings under its existing short-term line of credit facility during 2006 will be higher than 2005.

The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, the acquisition of J. Jill, capital expenditures for new Talbots and J. Jill stores, and the expansion and renovation of existing stores and facilities, and the payment of any dividends that may be declared from time to time. For the next twelve to eighteen months, the Company believes its cash flows from operating activities and funds available under its credit facilities will be sufficient to meet its expected capital expenditures, working capital requirements, acquisition of J. Jill, and debt service payments.

Critical Accounting Policies

The preparation of the Company’s financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the applicable balance sheets and the reported amounts of net sales and expenses during the applicable reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to inventories, product returns, customer programs and incentives, retirement plans, the allowance for doubtful accounts, and income taxes. The estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results would differ from these estimates if actual events or experience were different from their assumptions.

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

Inventory Markdown Reserve.  Merchandise inventory is a significant asset on the Company’s balance sheet, representing approximately 21.5% of total assets at January 28, 2006. Talbots manages its inventory levels by typically holding four major sale events per year in its stores and catalog, consisting of two mid-season sales and two end-of-season clearance sales. No other major promotional sale events are typically held. These events serve to liquidate remaining inventory at the end of each selling season after which remaining goods are transferred to the Company’s 23 outlet stores. At the end of each reporting period, reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining markdown inventory.

The key factors influencing the reserve calculation are the overall level of markdown inventory at the end of the reporting period and the expectation of future markdowns on this same merchandise based on historical markdown percentages. These percentages are reviewed regularly by comparing actual markdowns taken against previous estimates. These results are then factored into future estimates.

If market conditions were to decline or customer acceptance of product was not favorable, Talbots might be required to mark down inventory at a greater rate than estimated, possibly resulting in an incremental charge to earnings. Management believes that at January 28, 2006 and January 29, 2005, the markdown reserve was reasonable based on current markdown inventory levels, historical markdown trends and reasonable sales and markdown forecasts.

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

The sales return reserve calculation consists of two separate components. The “stores” component is based on an analysis that tracks daily sales over the preceding six months and actual returns processed against those sales. A six-month rolling average return rate is applied against the actual sales and the difference between the estimated returns and actual returns is booked as a reserve. The model also applies a component to reduce the reserve for returns that result in merchandise exchanges. These types of returns are tracked by the store systems and the estimate is applied against the return reserve. The “direct marketing” component is based on a similar process except that sales are tracked by catalog and return rates are based on forecasted estimates for the entire life of the catalog and are based on current and historical return experience. Periodically both components of the calculation are validated by comparing the assumptions used to the actual returns processed.

Management believes that at January 28, 2006 and January 29, 2005, the reserve was sufficient based on current sales return trends and reasonable return forecasts.

Customer Loyalty Program.  Talbots maintains a customer loyalty program in which customers receive “appreciation awards” based on reaching a specified purchase level on their Talbots charge accounts. Customers may redeem their appreciation awards toward future merchandise purchases on the Talbots charge card. Appreciation awards, by their terms, expire one year from the date of issuance. Typically, the customer receives one point for each one dollar of purchase. Each time a customer reaches 500 points within the program year the customer is issued a twenty-five dollar appreciation award. Typically, the Company runs two promotional events, in March and September, where the customer is credited two points for each one dollar purchased. In 2005, the Company also offered this promotion in December.

Appreciation award expense is calculated as a percent of Talbots charge sales and is based on expected redemption rates and is charged to selling, general and administrative expense. Each month, the Company performs an analysis of the accrual account balance and factors in the outstanding unredeemed awards, actual redemptions, and the level of award points earned. The Company also performs a monthly analysis of issuances and redemptions to identify trends in the redemption rate. Adjustments are made to the accrual based on trends and changes in the program. Several key statistics are monitored regularly, including expense as a percentage of sales, redemptions as a percentage of sales, and cumulative redemptions. Trends in these statistics are then factored into both the initial expense and the analysis of the liability account.

Actual award grants and redemptions may vary from estimates based on actual customer responsiveness to the program and could result in additional expense. Management believes that at January 28, 2006 and January 29, 2005, its accrual was sufficient based on recent purchase levels and expected redemption levels.

Retirement Plans.  The Company sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all full-time employees; two non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain key executives impacted by Internal Revenue Code limits; and provides certain medical benefits for most retired employees under a postretirement medical plan. In calculating its retirement plan obligations and related expense, the Company makes various assumptions and estimates. The annual determination of expense involves calculating the estimated total benefit ultimately payable to plan participants and allocates this cost to the periods in which services are expected to be rendered. The plans are valued annually as of December 31st.

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

The assumed discount rate utilized is based in part on an analysis of corporate bonds with maturities matched to the plans’ anticipated cash flows. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and net expense. At December 31, 2005 and 2004, the discount rate used was 5.50% and 5.75%, respectively. To the extent that the discount rate increases or decreases, the Company’s obligations are decreased or increased accordingly.

The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. The expected average long-term rate of return on assets is based principally on an analysis using Ibbotson Associates historical investment returns data for the two major classes of investments in which the Company invests (debt and equity securities). This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over approximately 5 years. During both 2005 and 2004, the Company utilized 9.0% as the expected long-term rate of return on plan assets.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is based on historical and expected compensation increases. The Company utilized a rate of 4.0% for both the periods beginning December 31, 2004 and December 31, 2003. This rate is utilized principally in calculating the retirement obligation and annual expense.

The assumed health care expense trend rates have a significant effect on the amounts reported for the postretirement medical plan. The healthcare cost escalation rate is used to determine the postretirement obligation and annual expense. At December 31, 2005 and 2004, the Company used 12.0% and 10.0%, respectively, as initial cost escalation rates that gradually trend down to 5.0%. To the extent that these rates increase or decrease, the Company’s obligation and associated expense are increased or decreased accordingly.

At December 31, 2005 and 2004, management believes that the assumptions used in the calculation of its retirement plans and postretirement medical plan liabilities were reasonable.

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

If the creditworthiness of Talbots customers deteriorates, resulting in an impairment of their ability to make payments, additions to this reserve might be required. Management believes that at January 28, 2006 and January 29, 2005, the allowance for doubtful accounts balance was reasonable in light of portfolio balance, portfolio quality, historical charge-offs, and reasonable charge-off forecasts.

Income Taxes.  The Company is routinely under audit by various domestic and foreign tax jurisdictions. In response to this, management records accruals for estimates of audit adjustments by the taxing authorities. The eventual resolution of these audits might include increases or decreases in liabilities. Management believes that at January 28, 2006 and January 29, 2005, the accruals for income taxes were reasonable.

Contractual Commitments

Below is a summary of the Company’s on-going significant contractual commitments as of January 28, 2006:

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-term debt	$100,000	$—	$100,000	$—	$—
Letter of credit agreements	141,159	141,159	—	—	—
Operating leases:
Real estate	884,811	131,017	246,621	216,941	290,232
Equipment	8,499	4,564	3,205	492	238
Merchandise purchases	482,901	482,901	—	—	—
Construction contracts	8,759	8,759	—	—	—
Other contractual commitments	41,915	19,444	21,885	586	—
Long-term obligations:
Non-qualified retirement plans	39,524	4,832	6,177	6,515	22,000

Total Commitments	$1,707,568	$792,676	$377,888	$224,534	$312,470

Long-Term Debt and Letters of Credit.  The Company has a revolving credit facility with four banks totaling $100,000 (the “Facility”). As shown in the table above, at January 28, 2006, the Company’s outstanding borrowings under the Facility were $100,000. Borrowings under the Facility are due at various dates between April 2007 and January 2008, subject to annual extensions. Additionally, the Company has two letter of credit agreements used primarily for the purchase of merchandise inventories totaling $200,000. As noted in the table above, $141,159 was outstanding at January 28, 2006. On February 6, 2006, the Company borrowed $400,000 under a short-term bridge facility in connection with its planned acquisition of J. Jill. The Company expects to convert the borrowing to a five-year term loan upon the closing of the J. Jill acquisition.

Operating Leases.  The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2020. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that the Company pay real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Included in the schedule above are 18 executed leases related to future new stores not yet opened at January 28, 2006. Additionally, included in the table above are leases for both store equipment and other corporate equipment with lease terms between three and five years.

Merchandise Purchases.  The Company generally makes merchandise purchase commitments up to six to twelve months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The table above includes all merchandise commitments outstanding as of January 28, 2006.

Construction Contracts.  The Company enters into contracts to facilitate the build-out and renovations of its stores. The table above summarizes commitments as of January 28, 2006. Total capital expenditures for 2006, for Talbots, are currently expected to be approximately $90,000, of which $75,000, or 83%, is allocated for store construction and renovation.

Other Contractual Commitments.  The Company routinely enters into contracts with vendors for products and services in the normal course of operation. These include contracts for maintenance on equipment, services contracts, and advertising contracts. These contracts vary in their terms but generally carry 30 day to three-year terms.

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

The Company’s pension plan obligations are excluded from the contractual obligation table above because the Company has no current requirement under the Employee Retirement Security Act (“ERISA”) to contribute to the plan as the Company has prepaid its liability for the 2005 and 2004 plan years. The Company intends to make a voluntary contribution of approximately $14,000 during 2006.

Inflation and Changing Prices

The Company believes changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect the Company in the future.

Exchange Rates

Most foreign purchase orders are denominated in U.S. dollars. However, as of January 28, 2006, the Company operated 28 stores in Canada and three stores in the United Kingdom. Each operation generates sales and incurs expenses in its local currency, however, each currency is generally stable and these operations represent only a small portion of total Company operations. Accordingly, the Company has not experienced any significant impact from changes in exchange rates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During 2005, the FASB issued FASB Staff Position Nos. 123R-1, 123R-2, and 123R-3, which provide further guidance regarding the adoption and application of SFAS No. 123R. The Company adopted SFAS No. 123R on January 29, 2006, using the modified prospective application method permitted under this statement. As a result of adopting the provisions of SFAS 123R, the Company expects to record additional stock-based compensation expense in 2006 before tax of approximately $12,000 (excluding any costs relating to J. Jill). However, this estimate will be affected by the future market price of the Company’s common stock, as well as the actual results of certain assumptions used to value the equity awards, including the volatility of the Company’s common stock and the number of stock options to be issued, forfeited, and exercised by employees.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB issued Statement No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 in the fourth quarter of 2005 and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking Information

This Annual Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information.

The Company’s forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company which involve substantial known and unknown risks and uncertainties as to future events which may or may not occur. All of these forward-looking statements are as of the date of this Annual Report only. The Company can give no assurance that such forward-looking statements will prove to be correct and actual results may differ materially. The Company does not undertake to update or revise any forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any projected results will not be realized.

Certain factors that may cause actual results to differ from such forward-looking statements are included in Item 1A to this Annual Report filed with the Commission as well as in other reports filed with the SEC and in the Company’s publicly disseminated earnings and sales releases, all of the foregoing of which are available on the Talbots website under “Investor Relations” and you are urged to carefully consider all such factors.

Unless otherwise expressly specified in this Annual Report to apply in connection with or related to its planned acquisition of J. Jill, all forward-looking information included in this Annual Report concerning the Company’s plans, outlook, expectations, future results or future financial condition or position relates to Talbots only and its business, operations and financial condition, as applicable, and not to its acquisition of J. Jill or to its combined business, operations or financial condition at any time following such acquisition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
(Dollar amounts in thousands)

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

At January 28, 2006 and January 29, 2005, the Company had $100,000 of variable rate borrowings outstanding under its revolving credit facilities, which approximate fair market value. At January 28, 2006 and January 29, 2005, the impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or cash flow.

The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and three stores in the United Kingdom as of January 28, 2006. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item may be found on pages F-2 through F-28 as listed below, including the quarterly information required by this item.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

In connection with the preparation of this annual report on Form 10-K, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 28, 2006. Based on such evaluation, the Company’s management, including its principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of its principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system is designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Management, with the participation of its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 and concluded that it was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, issued a report on management’s assessment of the Company’s internal controls over financial reporting. Their report appears below.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, identified in connection with the evaluation of its internal control performed during the quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Talbots, Inc.
Hingham, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The Talbots, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company did maintain effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company has maintained effective internal control over financial reporting as of January  28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2006 of the Company and our report dated March 28, 2006 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 28, 2006

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information concerning Talbots directors and nominees under the caption “Election of Directors” and information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance” in Talbots Proxy Statement for Talbots 2006 Annual Meeting of Shareholders, information concerning Talbots executive officers set forth in Part I, Item 1 above under the caption “Executive Officers of the Company,” and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Talbots Proxy Statement for Talbots 2006 Annual Meeting of Shareholders, are incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the Company’s chief executive officer, senior financial officers and all other Company employees, officers and Board members. The Code of Ethics is available on the Company’s website, www.talbots.com, under “Investor Relations,” and is available in print to any person who requests it (See Item 1 above). Any substantive amendment to the Code of Ethics and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on the Company’s website, www.talbots.com, under “Investor Relations.”

Item 11.	Executive Compensation.

The information set forth under the caption “Executive Compensation,” the information concerning director compensation under the caption “Director Compensation,” and the information under the caption “Executive Compensation-Compensation Committee Interlocks and Insider Participation” in Talbots Proxy Statement for Talbots 2006 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Report on Compensation of Executive Officers” and “Executive Compensation-Performance Graph” is not incorporated by reference in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Beneficial Ownership of Common Stock” in Talbots Proxy Statement for Talbots 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plans — The following table sets forth certain information about the Company’s 2003 Executive Stock Based Incentive Stock Plan and the Restated Directors Stock Plan as of January 28, 2006. These plans are the Company’s only equity compensation plans and were both previously approved by the Company’s shareholders.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available
	to be Issued	Weighted-Average	for Further Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights	Warrants, and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	7,955,596	$28.76	4,160,087
Equity compensation plans not approved by security holders	—	—	—

Total	7,955,596	$28.76	4,160,087

Item 13.	Certain Relationships and Related Transactions.

The information set forth under the caption “Executive Compensation — Certain Transactions with Related Parties” in Talbots Proxy Statement for Talbots 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:  The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Talbots are included in this Report:

Consolidated Statements of Earnings for the Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005

Consolidated Statements of Cash Flows for the Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended January 28, 2006, January 29, 2005 and January  31, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Agreement and Plan of Merger, by and among The Talbots, Inc., Jack Merger Sub, Inc. and The J. Jill Group, Inc., dated February 5, 2006.(33)
(3)	Articles of Incorporation and By-laws.
3.1	Certificate of Incorporation, as amended, of Talbots.(1)(11)(13)
3.2	By-laws of Talbots.(1)
(4)	Instruments Defining the Rights of Security Holders, including Indentures.
4.1	Form of Common Stock Certificate of Talbots.(1)
(10)	Material Contracts.

10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON U.S.A., Inc.(2)
10.2	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi UFJ Trust Company, as amended.(2)(4)(7)(18)(20)(27)(37)
10.3	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2)(6)(7)(16)(20)

10.4	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Sumitomo Mitsui Banking Corporation (formerly The Sakura Bank, Limited), as amended.(2)(6)(10)(14)(18)(27)(37)
10.5	Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi, Ltd., dated as of April 17, 1998, as amended.(6)(16)(21)(31)
10.6	Letter Agreement, dated as of March 1, 2004, concerning credit facilities, between Talbots and Fleet National Bank.(19)
10.7	Letter Agreement, dated August 11, 1998, concerning credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(17)
10.8	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)
10.9	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)
10.10	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON U.S.A.(2)
10.11	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)
10.12	Tax Allocation Agreement, dated as of November 18, 1993, between AEON U.S.A., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)
10.13	The Talbots, Inc. Pension Plan for Salaried Employees, as amended and restated January 1, 1989, including amendments through January 1, 1994.(3)*
10.14	The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated.(2)(3)(10)*
10.15	Services Agreement, dated as of October 29, 1989, between Talbots and AEON U.S.A.(3)
10.16	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(5)
10.17	The Talbots, Inc. Supplemental Retirement Plan, as amended.(1)(2)(12)*
10.18	The Talbots, Inc. Supplemental Savings Plan, as amended.(1)(2)(12)*
10.19	The Talbots, Inc. Deferred Compensation Plan, as amended.(1)(2)(12)*
10.20	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(13)*
10.21	Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended through May 25, 2005.(2)(3)(34)*
10.22	Change in Control Agreements between Talbots and certain officers of Talbots.(2)(3)*
10.23	Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and Talbots dated as of November 1, 1999.(8)
10.24	The Talbots, Inc. Restated Directors Stock Plan as amended through March 5, 2005.(11)*
10.25	Revolving Loan Credit Agreement, dated April 17, 2003, between Mizuho Corporate Bank, Ltd. and Talbots.(16)(20)
10.26	Employment Agreement, dated January 30, 2003, between Harold B. Bosworth and Talbots.(16)*
10.27	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan.(15)*
10.28	Revolving Loan Credit Agreement, dated January 28, 2004, between Talbots and Mizuho Corporate Bank, Ltd.(18)(27)(29)
10.29	Amended Repurchase Program, dated as of April 29, 2005, between Talbots and AEON (U.S.A.), Inc.(19)
10.30	The Talbots, Inc. Directors Deferred Compensation Plan restated as of May 27, 2004.(22)*
10.31	Letter Agreement, dated February 2, 2006, concerning credit facilities between HSBC and Talbots.(23)
10.32	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement.(24)*
10.33	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement.(24)*

10.34	Form of Restricted Stock Unit Award under The Talbots, Inc. Restated Directors Stock Plan.(36)*
10.35	The Talbots, Inc. Management Incentive Plan Performance Criteria.(25)(36)*
10.36	Employment Agreement, dated November 3, 2004, between Philip H. Kowalczyk and The Talbots, Inc.(26)*
10.37	Uncommitted Letter of Credit Facility Letter dated February 15, 2006 between The Talbots, Inc. and Bank of America.(28)
10.38	Uncommitted Lines of Credit Letter dated February 15, 2006 between The Talbots, Inc. and Bank of America.(28)
10.39	The Talbots, Inc. Executive Base Salary Review.(36)*
10.40	Revolving Loan Credit Agreement by and between The Talbots, Inc. and Mizuho Corporation, Ltd. dated February 2, 2006.(30)
10.41	The Talbots, Inc. Umbrella Supplemental Retirement Plan effective as of May 25, 2005 between The Talbots, Inc. and Arnold B. Zetcher.(34)*
10.42	Form of Option Agreement pursuant to The Talbots, Inc. Restated Director Stock Plan.(35)*

*	Management contract and compensatory plan or arrangement.

(11)	Statement re: Computation of Per Share Earnings.
11.1	Incorporated by reference to Note 14, “Net Income Per Share,” of Talbots consolidated financial statements for the fiscal year ended January 28, 2006, included in this Report.
(21)	Subsidiaries.
21.1	Incorporated by reference to Note 2, “Summary of Significant Accounting Policies — Principles of Consolidation,” of Talbots consolidated financial statements for the fiscal year ended January 28, 2006, included in this report.
(23)	Consents of Experts and Counsel.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(32)
(31)	31.1	Certification by Arnold B. Zetcher, Chairman, President and Chief Executive Officer.(32)
	31.2	Certification by Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer.(32)
(32)	32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(32)

1	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

2	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 26, 1994.

3	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995.

4	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 1995.

5	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997.

6	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1998.

7	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999.

8	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999.

9	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999.

10	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000.

11	Incorporated by reference to Exhibit A to the Company Proxy Statement dated April 21, 2005.

12	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2001.

13	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001.

14	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 13, 2003.

15	Incorporated by reference to the exhibits filed with Talbots 2003 Proxy Statement dated April 22, 2003.

16	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2003.

17	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 19, 2003.

18	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 24, 2004.

19	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 2005.

20	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2005.

21	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 4, 2004.

22	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q dated September 8, 2004.

23	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 9, 2006.

24	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 18, 2004.

25	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 2, 2004.

26	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 2004.

27	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 26, 2005.

28	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 22, 2006.

29	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 20, 2006.

30	Incorporated by reference to the exhibit filed with Current Report on Form 8-K dated February 2, 2006.

31	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 6, 2005.

32	Filed with this Form 10-K.

33	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 5, 2006.

34	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated August 18, 2005.

35	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated May 25, 2005.

36	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated March 3, 2005.

37	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated January 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2006

The Talbots, Inc.

By	/s/ Edward L. Larsen
Edward L. Larsen
Senior Vice President, Finance
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2006.

/s/ Arnold B. Zetcher Arnold B. Zetcher Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Motoya Okada Director

Toshiji Tokiwa Director	/s/ Gary M. Pfeiffer Gary M. Pfeiffer Director

/s/ John W. Gleeson John W. Gleeson Director	/s/ Susan M. Swain Susan M. Swain Director

Tsutomu Kajita Director	/s/ Isao Tsuruta Isao Tsuruta Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Talbots, Inc.
Hingham, Massachusetts

We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and its subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

March 28, 2006
Boston, Massachusetts

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Amounts in thousands except per share data

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Net Sales	$1,808,606	$1,697,843	$1,594,790
Costs and Expenses
Cost of sales, buying and occupancy	1,153,734	1,093,023	995,765
Selling, general and administrative	502,724	462,705	432,424

Operating Income	152,148	142,115	166,601
Interest
Interest expense	4,480	2,616	2,402
Interest income	1,374	506	307

Interest Expense — net	3,106	2,110	2,095

Income Before Taxes	149,042	140,005	164,506
Income Taxes	55,891	44,639	61,615

Net Income	$93,151	$95,366	$102,891

Net Income Per Share
Basic	$1.76	$1.73	$1.82

Diluted	$1.72	$1.70	$1.78

Weighted Average Number of Shares of Common Stock
Outstanding
Basic	52,882	54,969	56,531

Diluted	54,103	56,252	57,901

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Amounts in thousands except share data

	January 28,	January 29,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$103,020	$31,811
Customer accounts receivable — net	209,749	199,256
Merchandise inventories	246,707	238,544
Deferred catalog costs	6,021	5,118
Due from affiliates	7,892	9,073
Deferred income taxes	14,115	14,006
Prepaid and other current assets	33,157	29,589

Total current assets	620,661	527,397
Property and equipment — net	387,536	405,114
Deferred income taxes	6,407	—
Goodwill — net	35,513	35,513
Trademarks — net	75,884	75,884
Other assets	20,143	18,222

Total Assets	$1,146,144	$1,062,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$85,343	$65,070
Accrued income taxes	37,909	27,196
Accrued liabilities	121,205	110,372

Total current liabilities	244,457	202,638
Long-term debt	100,000	100,000
Deferred rent under lease commitments	110,864	109,946
Deferred income taxes	—	5,670
Other liabilities	63,855	55,288
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 77,861,128 shares and 76,940,134 shares issued, respectively, and 53,359,556 shares and 54,123,667 shares outstanding, respectively	779	769
Additional paid-in capital	455,221	432,912
Retained earnings	783,397	715,580
Accumulated other comprehensive loss	(16,682)	(17,142)
Deferred compensation	(13,403)	(11,821)
Treasury stock, at cost; 24,501,572 and 22,816,467 shares, respectively	(582,344)	(531,710)

Total stockholders’ equity	626,968	588,588

Total Liabilities and Stockholders’ Equity	$1,146,144	$1,062,130

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,151	$95,366	$102,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,127	85,109	77,582
Deferred rent	930	7,073	15,543
Amortization of restricted stock awards and other stock transactions	8,417	4,868	1,616
Loss on disposal of property and equipment	215	335	20
Tax benefit from options exercised	3,947	2,484	4,658
Deferred income taxes	(12,086)	3,777	4,324
Changes in other assets	(1,920)	(4,799)	(4,021)
Changes in other liabilities	8,322	10,035	6,086
Changes in current assets and liabilities:
Customer accounts receivable	(10,494)	(16,502)	(1,373)
Merchandise inventories	(8,167)	(67,784)	5,403
Deferred catalog costs	(903)	(669)	1,428
Due from affiliates	1,181	973	(1,253)
Prepaid and other current assets	(3,521)	(603)	95
Accounts payable	20,685	14,338	1,654
Income taxes payable	10,717	12,090	3,458
Accrued liabilities	10,837	9,132	12,730

Net cash provided by operating activities	211,438	155,223	230,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(72,684)	(92,668)	(108,985)
Proceeds from disposal of property and equipment	—	—	900

Net cash used in investing activities	(72,684)	(92,668)	(108,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	7,731	7,345	10,132
Cash dividends	(25,334)	(23,859)	(22,136)
Purchase of treasury stock	(49,993)	(99,986)	(51,338)

Net cash used in financing activities	(67,596)	(116,500)	(63,342)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	51	101	675
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,209	(53,844)	60,089
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,811	85,655	25,566

CASH AND CASH EQUIVALENTS, END OF YEAR	$103,020	$31,811	$85,655

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Amounts in thousands except share data

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Deferred	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Income	Equity

BALANCE AT FEBRUARY 1, 2003	75,270,013	$753	$389,402	$563,318	$(15,437)	$(78)	$(379,705)		$558,253
Cash dividends paid	—	—	—	(22,136)	—	—	—		(22,136)
Common stock issued as restricted stock award	307,125	3	7,677	—	—	(7,677)	—		3
Amortization of restricted stock awards	—	—	—	—	—	1,601	—		1,601
Stock options exercised, including tax benefit	667,523	6	14,783	—	—	—	—		14,789
Purchase of 1,805,358 shares of common stock	—	—	—	—	—	—	(51,338)		(51,338)
Other equity transactions	414	—	12	—	—	—	—		12
Comprehensive income:
Net income	—	—	—	102,891	—	—	—	$102,891	102,891
Translation adjustment	—	—	—	—	2,577	—	—	2,577	2,577
Change in minimum pension liability, net of tax	—	—	—	—	(1,741)	—	—	(1,741)	(1,741)

Comprehensive income	—	—	—	—	—	—	—	103,727

BALANCE AT JANUARY 31, 2004	76,245,075	762	411,874	644,073	(14,601)	(6,154)	(431,043)		604,911
Cash dividends paid	—	—	—	(23,859)	—	—	—		(23,859)
Common stock issued as restricted stock award	298,075	3	10,105	—	—	(10,108)	—		—
Restricted stock units issued	—	—	1,108	—	—	(1,108)	—		—
Amortization of restricted stock awards	—	—	—	—	—	4,964	—		4,964
Stock options exercised, including tax benefit	396,984	4	9,825	—	—	—	—		9,829
Purchase of 3,222,423 shares of common stock	—	—	—	—	—	—	(99,986)		(99,986)
Purchase of 24,475 shares of restricted common stock awards	—	—	—	—	—	585	(681)		(96)
Comprehensive income:
Net income	—	—	—	95,366	—	—	—	95,366	95,366
Translation adjustment	—	—	—	—	(401)	—	—	(401)	(401)
Change in minimum pension liability, net of tax	—	—	—	—	(2,140)	—	—	(2,140)	(2,140)

Comprehensive income	—	—	—	—	—	—	—	92,825

BALANCE AT JANUARY 29, 2005	76,940,134	769	432,912	715,580	(17,142)	(11,821)	(531,710)		588,588
Cash dividends paid	—	—	—	(25,334)	—	—	—		(25,334)
Common stock issued as stock award	322,425	3	9,844	—	—	(9,844)	—		3
Restricted stock units issued	—	—	844	—	—	(844)	—		—
Forfeited restricted stock units	—	—	(79)	—	—	79	—		—
Amortization of stock awards	—	—	32	—	—	8,669	—		8,701
Stock options exercised, including tax benefit	598,569	7	11,668	—	—	—	—		11,675
Purchase of 1,663,430 shares of common stock	—	—	—	—	—	—	(49,993)		(49,993)
Purchase of 21,675 shares of restricted common stock awards	—	—	—	—	—	358	(641)		(283)
Comprehensive income:
Net income	—	—	—	93,151	—	—	—	93,151	93,151
Translation adjustment	—	—	—	—	(138)	—	—	(138)	(138)
Change in minimum pension liability, net of tax	—	—	—	—	598	—	—	598	598

Comprehensive income	—	—	—	—	—	—	—	$93,611

BALANCE AT JANUARY 28, 2006	77,861,128	$779	$455,221	$783,397	$(16,682)	$(13,403)	$(582,344)		$626,968

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands except share and per share data

1.	Description of Business

The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Talbots” or the “Company”), is a national specialty retailer and cataloger of women’s, children’s and men’s classic apparel, accessories and shoes. The Company’s products are sold through its 1,083 retail stores, its circulation of approximately 48 million catalogs annually, and online through its website, www.talbots.com. AEON (U.S.A.), Inc. (“AEON USA”), is the Company’s majority shareholder, owning approximately 56% of the Company’s outstanding common stock at January 28, 2006.

The years ended January 28, 2006, January 29, 2005, and January 31, 2004 were fifty-two week reporting periods. The Company conforms to the National Retail Federation’s fiscal calendar.

2.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the applicable balance sheets and the reported amounts of net sales and expenses during the applicable reporting periods. The Company’s significant estimates within the consolidated financial statements include those related to inventory markdown reserves, product returns, customer programs and incentives, retirement plans, the allowance for doubtful accounts, and income taxes. Actual results could differ from those estimates.

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

Customer Loyalty Program — The Company maintains a customer loyalty program through which customers receive “appreciation awards” based on reaching a certain purchase level on their Talbots credit card. Appreciation awards may be applied to future Talbots charge card merchandise purchases and expire one year after issuance. The cost of the appreciation award is recognized at the time of the initial customer purchase and is charged to selling, general and administrative expenses based on purchase levels, actual awards issued, and historical redemption rates. The related liability is included in accrued liabilities.

Merchandise Inventories — Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis. Reductions in gross margin and inventory are recorded for

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

adjustments to inventory balances based on estimated markdowns using current information related to inventory levels, historical markdown trends, and forecasted markdown levels.

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Description	Years

Buildings	10-50
Fixtures and equipment	3-10
Software	3-7
Leasehold improvements	3-10 or term of lease, if shorter
Leasehold interests	17-20

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

Goodwill and Intangible Assets — The Company’s intangible assets consist of certain trademarks, including the Talbots trade name, and goodwill. The Company’s trademarks were purchased from an entity owned by AEON Co., Ltd. (a related party) in November 1993. AEON Co., Ltd. has retained rights to certain trademarks in specified Asian territories. The Company’s trademarks are registered with the U.S. Patent and Trademark Office and may be renewed indefinitely. Accordingly, they are not amortized. Goodwill and trademarks are assessed for impairment at least annually or whenever events indicate that there may be an impairment. The Company has adopted an annual measurement date of the first day of each fiscal year. The annual impairment test resulted in no impairment charge of the recorded goodwill or trademarks for the years ended January 28, 2006, January 29, 2005, and January 31, 2004.

Grantor Trust — The Company maintains an irrevocable grantor’s trust (“Rabbi Trust”) to hold assets that fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan. The assets held in the Rabbi Trust consist of money market and insurance investments (in which the Company is the owner and designated beneficiary and are recorded at the cash surrender value). At January 28, 2006 and January  29, 2005, the values were $19,950 and $16,664, respectively, and were included in other assets on the Consolidated Balance Sheets. The Company’s obligation related to the Supplemental Retirement Savings Plan and Deferred Compensation Plan was $20,808 and $17,316, respectively, at January 28, 2006 and January 29, 2005, and is included in other long-term liabilities on the Consolidated Balance Sheets.

Deferred Rent Obligations — Deferred rent obligations consists of step rent and allowances from landlords related to the Company’s retail stores. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period, which typically ranges from 90 to 120 days prior to the store opening. This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts pledged to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records an asset for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

deferred credit from landlords is amortized into income over the term of the applicable lease and the asset is reduced as amounts are received from the landlord.

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

Selling, General and Administrative expenses — Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; and the costs and income associated with the Company’s credit card operations. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, were approximately $25,712, $24,370, and $22,475, respectively.

Finance Charge Income — Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense, and includes interest and late fees.

Advertising — Advertising costs, which include media, production, and catalogs, totaled $65,957, $69,356, and $62,138 for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively. Media and production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally one to five months.

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

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

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Net income, as reported	$93,151	$95,366	$102,891
Add: stock-based compensation included in reported net income, net of related tax effects	5,266	3,042	880
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(13,702)	(12,706)	(15,027)

Pro forma net income	$84,715	$85,702	$88,744

Earnings per share:
Basic-as reported	$1.76	$1.73	$1.82

Basic-pro forma	$1.60	$1.56	$1.57

Diluted-as reported	$1.72	$1.70	$1.78

Diluted-pro forma	$1.56	$1.52	$1.53

The fair value of options on their grant date is measured using the Black Scholes option-pricing model. The estimated weighted average fair value of options granted during 2005, 2004, and 2003 were $12.14, $16.67, and $11.59 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Weighted average risk free interest rate	4.0%	3.7%	4.0%
Weighted average expected life of option grants	4.2 years	6.0 years	6.2 years
Weighted average expected volatility of underlying stock	47.9%	54.8%	50.0%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	1.5%	1.3%	1.5%

Comprehensive Income — The Company’s comprehensive income (loss) is comprised of reported net income plus the impact of changes in the cumulative foreign currency translation adjustment and the change in the minimum pension liability, net of tax. Accumulated comprehensive income (loss) is included in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. As of January 28, 2006, the balance of accumulated comprehensive income included a cumulative foreign currency translation loss of $2,122 and a cumulative minimum pension liability, net of tax, of $14,560. As of January 29, 2005, the balance of accumulated comprehensive income included a cumulative foreign currency translation loss of $1,984 and a cumulative minimum pension liability, net of tax, of $15,158.

Basic and Diluted Net Income Per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of all dilutive potential common shares, including contingently returnable shares (as determined by the treasury stock

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

method, which includes the tax benefit on assumed stock option exercises and assumed vesting of restricted stock and restricted stock units).

Supplemental Cash Flow Information — Interest paid for the years ended January 28, 2006, January 29, 2005, and January 31, 2004 was $4,167, $2,470, and $2,498 respectively. Income tax payments during the years ended January  28, 2006, January 29, 2005, and January 31, 2004 were $54,489, $38,641, and $48,115, respectively. During 2005, the Company recorded a decrease to the minimum pension liability of $996, offset by an increase to equity of $598, net of tax. During 2004, the Company recorded an additional minimum pension liability of $3,566, offset by a charge to equity of $2,140, net of tax. During 2003, the Company recorded an additional minimum pension liability of $2,902, offset by a charge to equity of $1,741, net of tax.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During 2005, the FASB issued FASB Staff Position Nos. 123R-1, 123R-2, and 123R-3, which provide further guidance regarding the adoption and application of SFAS No. 123R. The Company adopted SFAS No. 123R on January 29, 2006, using the modified prospective application method permitted under this statement. As a result of adopting the provisions of SFAS 123R, the Company expects to record additional stock-based compensation expense in 2006 before tax of approximately $12,000 (excluding any costs relating to The J. Jill Group, Inc., see Note 16).

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB issued Statement No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 in the fourth quarter of 2005 and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

3.	Equity Transactions

During the years ended January 28, 2006, January 29, 2005, and January 31, 2004, the Company declared and paid dividends totaling $0.47 per share, $0.43 per share, and $0.39 per share, respectively.

In 1995, the Company adopted a stock repurchase plan authorizing the purchase of shares of its common stock. Subsequently, the Company’s Board of Directors approved additional authorizations under its stock repurchase program. During 2005, the Company repurchased 1,663,430 shares of the Company’s common stock under its repurchase program at an average price per share of $30.04. These repurchases were made under a stock repurchase program approved by the Company’s Board of Directors during 2005 authorizing the Company to purchase an aggregate of $50,000 in stock. The repurchases under this authorization were completed in October 2005. During

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

2004, the Company repurchased 3,222,423 shares of the Company’s common stock under its repurchase program at an average price per share of $31.03. These repurchases were made under stock repurchase programs approved by the Company’s Board of Directors during 2004 authorizing the Company to purchase an aggregate of $100,000 in stock. During 2003, the Company repurchased 1,748,018 shares of the Company’s common stock under its repurchase program at an average price per share of $28.60. This completed a $50,000 repurchase program authorized by the Board of Directors in October 2002. At January 28, 2006 and January 29, 2005, the Company held 24,501,572 shares and 22,816,467 shares, respectively, as treasury shares. Treasury shares also include restricted common shares forfeited from grants made under the Company’s 1993 and 2003 Executive Stock Based Incentive Plans (the “1993 Plan” and “2003 Plan”).

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

A summary of the changes in restricted shares outstanding for the years ended January 28, 2006, January 29, 2005, and January 31, 2004 is presented below.

	Year Ended
	January 28, 2006		January 29, 2005		January 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Market Price	Number of	Market Price	Number of	Market Price
	Shares	per Share	Shares	per Share	Shares	per Share

Outstanding at beginning of year	575,550	$29.50	301,950	$17.02	132,934	$7.89
Granted	311,425	31.62	298,075	33.92	307,125	25.00
Vested	—	—	—	—	(122,934)	7.48
Forfeited	(20,475)	29.82	(24,475)	27.85	(15,175)	12.90

Outstanding at end of year	866,500	$30.26	575,550	$29.50	301,950	$17.02

For the years ended January 28, 2006, January 29, 2005, and January 31, 2004, the Company recorded $7,525, $4,122, and $1,408, respectively of compensation expense related to these restricted shares within its Consolidated Statements of Earnings.

During 2005 and 2004, the Company issued 28,000 and 32,000 restricted stock units (“RSUs”), respectively, with an aggregate fair value at date of grant of approximately $844 and $1,108, respectively, to the non-management directors on the Company’s Board of Directors under the Company’s shareholder-approved Amended and Restated Directors Stock Plan (the “Restated Directors Plan”). The fair value of the RSUs has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period, which is one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the RSUs are not deferred, then the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to common stock dividends. RSUs do not have voting rights. For the years ending January 28, 2006 and January 29, 2005, the Company recorded $900 and $745, respectively, of compensation expense related to these RSUs within its Consolidated Statements of Earnings.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

4.	Stock Options

In 1993, the Company reserved 5,300,000 shares of common stock for issuance pursuant to the 1993 Plan. In 1998 and 2002, the 1993 Plan was amended with shareholder approval to increase the number of authorized shares of common stock by 6,620,000 and 300,000 shares, respectively, to 12,220,000 shares. In 2003, the Company’s Board of Directors and shareholders approved the adoption of the 2003 Plan. In accordance with the 2003 Plan, the maximum number of shares of common stock that may be issued may be not more than 7,000,000 shares of common stock; any authorized but unissued shares of common stock available for future awards under the 1993 Plan were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, canceled or otherwise become available to the Company. In accordance with the 1993 Plan and the 2003 Plan, the Company has issued stock options which generally vest over a three-year period and expire no later than ten years from the grant date. These stock options were granted with an exercise price equal to the fair market value of the common stock at the date of grant. At January 28, 2006 and January 29, 2005, there were 3,668,571 and 4,907,970 shares, respectively, available for grant under the 2003 Plan.

In 1995, the Company implemented a stock option plan for its non-employee members of its Board of Directors (the “Directors Plan”). The number of shares authorized under the Directors Plan was initially fixed at 260,000 shares. In 2000, the Company’s Board of Directors and shareholders approved the Restated Directors Plan which increased the shares reserved for issuance by 800,000 shares. Stock options which have been granted under the Directors Plan and Restated Directors Plan generally vest over a three-year period, but accelerate upon retirement, and expire no later than ten years from the grant date. The stock options are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. At January 28, 2006 and January  29, 2005, there were 471,516 and 497,516 shares, respectively, available for grant under the Restated Directors Plan.

The following table summarizes information regarding stock options outstanding at January 28, 2006.

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Options	Average	Average	Options	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$ 7.41 – $10.22	149,336	2.0 years	$7.43	149,336	$7.43
$10.23 – $15.33	569,890	2.5 years	12.71	569,890	12.71
$15.34 – $20.45	2,005,603	4.0 years	18.97	2,005,603	18.97
$20.46 – $25.56	823,703	7.0 years	25.00	544,446	25.00
$25.57 – $30.68	240,400	6.5 years	27.62	151,914	27.99
$30.69 – $35.79	1,889,616	8.5 years	32.75	346,455	33.96
$35.80 – 40.90	1,178,049	5.7 years	35.93	1,148,681	35.90
$40.91 – $46.01	2,000	5.3 years	41.85	2,000	41.85
$46.02 – $51.13	1,049,999	4.7 years	47.02	1,049,999	47.02

	7,908,596	5.7 years	$28.74	5,968,324	$27.93

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

A summary of stock option activity during the years ended January 28, 2006, January 29, 2005, and January 31, 2004, is presented below.

	Year Ended
	January 28, 2006		January 29, 2005		January 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Option Price	Number of	Option Price	Number of	Option Price
	Shares	per Share	Shares	per Share	Shares	per Share

Outstanding at beginning of year	7,578,716	$27.16	7,111,071	$25.97	6,994,111	$25.37
Granted	983,500	31.60	1,048,250	33.52	1,011,100	25.37
Exercised	(598,569)	12.91	(396,984)	18.50	(667,523)	15.18
Forfeited	(55,051)	35.18	(183,621)	35.82	(226,617)	36.71

Outstanding at end of year	7,908,596	$28.74	7,578,716	$27.16	7,111,071	$25.97

Exercisable at end of year	5,968,324	$27.93	5,558,793	$25.67	4,971,856	$23.12

5.	Related Party and Affiliates

AEON Co., Ltd. is a related party that owns and operates Talbots stores in Japan through its wholly owned subsidiary Talbots Japan Co. Ltd. (“Talbots Japan”). The Company provides certain services and purchases merchandise for Talbots Japan. The Company is reimbursed for expenses incurred and the cost of merchandise. For 2005, 2004, and 2003, total charges for services and merchandise purchases were $18,675, $16,625, and $16,395, respectively. At January 28, 2006 and January 29, 2005, the Company was owed $7,892 and $9,073, respectively, for these service costs and for merchandise inventory purchases made on behalf of Talbots Japan. Interest at a rate equal to the Internal Revenue Service monthly short-term applicable federal rate, which was 4.29% and 2.74% at January 28, 2006 and January 29, 2005, respectively, accrues on amounts outstanding more than 30 days after the original invoice date. For the years ending January 28, 2006, January 29, 2005, and January 31, 2004, the Company charged Talbots Japan interest of $280, $160, and $63, respectively.

The Company has an advisory services agreement with AEON USA under which AEON USA provides advice and services to Talbots with respect to strategic planning and other related issues concerning the Company and maintains on behalf of the Company a working relationship with Japanese banks and other financial institutions, for which AEON USA receives an annual fee of $250 plus any expenses incurred, which are not material. At January 28, 2006 and January  29, 2005 there were no amounts owed under this contract.

Under the Company’s stock repurchase authorizations, shares are repurchased from the open market from time to time. Concurrently with such open market purchases, the Company has generally purchased a pro rata number of shares from AEON USA so as to maintain substantially the same percentage stock ownership of the Company between AEON USA and the public shareholders. For each pro rata repurchase program, purchases of shares from AEON USA are at the weighted average price of the prices paid to the public shareholders. During 2005, a total of 937,030 shares were repurchased from AEON USA at a weighted average price of $30.04 per share. During 2004, a total of 1,839,823 shares were repurchased from AEON USA at a weighted average price of $31.00 per share. During 2003, a total of 1,020,718 shares were repurchased from AEON USA at a weighted average price of $28.58.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

6.	Accounts Receivable

Customer accounts receivable are as follows:

	January 28,	January 29,
	2006	2005

Due from customers	$212,149	$201,956
Less allowance for doubtful accounts	(2,400)	(2,700)

Customer accounts receivable, net	$209,749	$199,256

Finance charge income (including interest and late fee income) amounted to $40,605, $39,796, and $37,106 for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively.

Changes in the allowance for doubtful accounts are as follows:

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Balance, beginning of year	$2,700	$2,700	$2,600
Charges to costs and expenses	2,208	2,649	3,202
Charge-offs, net of recoveries	(2,508)	(2,649)	(3,102)

Balance, end of year	$2,400	$2,700	$2,700

7.	Property and Equipment

Property and equipment consists of the following:

	January 28,	January 29,
	2006	2005

Land	$10,817	$10,817
Buildings	67,521	68,029
Fixtures and equipment	368,397	354,008
Software	46,300	43,481
Leasehold improvements	298,845	288,862
Leasehold interests	681	726
Construction in progress	9,018	14,509

Property and equipment-gross	801,579	780,432
Less accumulated depreciation and amortization	(414,043)	(375,318)

Property and equipment-net	$387,536	$405,114

Depreciation expense for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, was $89,938, $85,109 and $77,582, respectively.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	January 28,	January 29,
	2006	2005

Gift cards, merchandise credits, sales return reserve and other customer related liabilities	$60,888	$52,704
Employee compensation, related tax and benefits	33,757	30,759
Taxes other than income and withholding	9,723	9,354
Other accrued liabilities	16,837	17,555

Total accrued liabilities	$121,205	$110,372

Changes in the sales return reserve are as follows:

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Sales return reserve balance, beginning of year	$9,184	$8,002	$7,398
Provision for merchandise returns	378,697	358,279	310,511
Merchandise returned	(377,598)	(357,097)	(309,907)

Sales return reserve balance, end of year	$10,283	$9,184	$8,002

9.	Debt

Long-Term Debt — The Company has revolving credit agreements with four banks that provide for maximum available borrowings of $100,000, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured revolving credit agreements are fixed, at the Company’s option, for periods of one, three, or six months. At January 28, 2006 and January 29, 2005, the Company had $100,000 outstanding under its revolving credit agreements. None of the outstanding balance is currently payable.

A summary of the amounts outstanding, the current interest rates, and the loan maturities under the revolving credit agreements at January 28, 2006 follows:

Outstanding	Interest Rate	Maturity

$18,000	4.96%	April 2007
14,000	4.98%	April 2007
14,000	5.42%	April 2007
12,000	5.20%	April 2007
18,000	5.39%	January 2008
10,000	5.54%	January 2008
8,000	5.63%	January 2008
6,000	5.14%	January 2008

$100,000

Line of Credit Facility — The Company also has available $125,000, in the aggregate, under unsecured line of credit facilities with five banks. At January 28, 2006 and January 29, 2005, no amounts were outstanding on these facilities.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The weighted average interest rate for both long-term debt and the line of credit facilities for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, was 4.16%, 2.32%, and 2.03%, respectively.

Letters of Credit — The Company has two letter of credit banking agreements totaling $200,000, which it uses primarily for the purchase of merchandise inventories. As of January 28, 2006 and January 29, 2005, the Company held $141,159 and $112,080, respectively, in outstanding letters of credit for purchase commitments.

10.	Income Taxes

Income before taxes for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, consists of the following:

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Domestic	$140,567	$134,797	$158,431
Foreign	8,475	5,208	6,075

Total	$149,042	$140,005	$164,506

The provision for income taxes for the years ended January 28, 2006, January 29, 2005, and January 31, 2004, consists of the following:

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Currently payable:
Federal	$59,667	$34,564	$51,747
State	5,802	4,569	5,585
Foreign	3,007	1,812	107

Total currently payable	68,476	40,945	57,439

Deferred:
Federal	(9,650)	4,498	6,965
State	(1,914)	(903)	(1,009)
Foreign	(1,021)	99	(1,780)

Total deferred	(12,585)	3,694	4,176

Total income tax expense	$55,891	$44,639	$61,615

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Components of the net deferred tax asset or liability recognized in the Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005 are as follows:

	January 28, 2006			January 29, 2005
	Assets	Liabilities	Total	Assets	Liabilities	Total

United States:
Current:
Merchandise inventories	$8,084	$—	$8,084	$8,960	$—	$8,960
Deferred catalog costs	—	(806)	(806)	—	(1,297)	(1,297)
Accrued vacation pay	5,338	—	5,338	5,004	—	5,004
Other	3,842	(2,442)	1,400	3,571	(2,232)	1,339

Total current	17,264	(3,248)	14,016	17,535	(3,529)	14,006

Noncurrent:
Depreciation and amortization	—	(38,201)	(38,201)	—	(42,960)	(42,960)
Lease commitments	14,650		14,650	15,249	—	15,249
Deferred compensation	18,161	—	18,161	11,093	—	11,093
Minimum pension liability	9,706	—	9,706	10,105		10,105
Other	1,070	—	1,070	744		744

Total noncurrent	43,587	(38,201)	5,386	37,191	(42,960)	(5,769)

Foreign:
Current:
Merchandise inventories	75	—	75		—	—
Other	24	—	24		—	—

Total current	99	—	99	—	—	—

Noncurrent:
Depreciation and amortization	1,021	—	1,021	99	—	99

Total noncurrent	1,021	—	1,021	99	—	99

Total deferred income taxes	$61,971	$(41,449)	$20,522	$54,825	$(46,489)	$8,336

For the years ended January 28, 2006, January 29, 2005, and January 31, 2004, the effective tax rate was 37.5%, 31.9%, and 37.5%, respectively. The effective tax rate during the year ended January 29, 2005 was impacted by an income tax benefit of $7,835 from favorable resolutions of certain federal income tax issues relating to fiscal years 1993 through 1997. The 1998 through 2001 federal tax years have been closed without adjustment.

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

For the years ended January 28, 2006, January 29, 2005, and January 31, 2004, total income tax expense differs from that computed by multiplying income before taxes by the United States federal income tax rates as follows:

	Year Ended
	January 28, 2006		January 29, 2005		January 31, 2004
	Tax	Rate	Tax	Rate	Tax	Rate

Expected tax expense	$52,165	35.0%	$49,002	35.0%	$57,577	35.0%
Adjustments resulting from:
State income taxes, net of federal tax benefit	2,527	1.7	2,383	1.7	4,154	2.5
Foreign tax	214	0.1	1,812	1.3	107	0.1
Tax audit resolution	—	—	(7,835)	(5.6)	—	—
Other	985	0.7	(723)	(0.5)	(223)	(0.1)

Actual tax expense	$55,891	37.5%	$44,639	31.9%	$61,615	37.5%

11.	Segment and Geographic Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that make up the consolidated entity.

The Company has two reportable segments, its retail stores (the “Stores Segment”), which include the Company’s United States, Canada, and United Kingdom retail store operations, and its catalog and Internet operations (the “Direct Marketing Segment”).

The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s, and men’s classic apparel, accessories, and shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its approximately 25 distinct catalog mailings per year and online at www.talbots.com.

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

Historically, the Company does not allocate assets by segment; however, SFAS No. 142 requires goodwill and other intangible assets to be allocated to specific reporting segments. For analysis of impairment under SFAS No. 142, the Company allocated goodwill of $35,513 and $0 to the Stores and Direct Marketing segment, respectively, at both January 28, 2006 and January 29, 2005. The trademark was allocated as $64,486 and $11,398 to the Stores and Direct Marketing segment, respectively, at both January 28, 2006 and January 29, 2005.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The following is segment information for the years ended January 28, 2006, January 29, 2005, and January 31, 2004:

	January 28, 2006
	Stores	Direct Marketing	Total

Net Sales	$1,543,645	$264,961	$1,808,606
Direct profit	231,572	57,807	289,379

	January 29, 2005
	Stores	Direct Marketing	Total

Net Sales	$1,454,650	$243,193	$1,697,843
Direct profit	223,481	48,507	271,988

	January 31, 2004
	Stores	Direct Marketing	Total

Net Sales	$1,363,036	$231,754	$1,594,790
Direct profit	248,593	48,132	296,725

The following reconciles direct profit to consolidated net income for the years ended January 28, 2006, January 29, 2005, and January 31, 2004:

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Total direct profit for reportable segments	$289,379	$271,988	$296,725
Less: indirect expenses	137,231	129,873	130,124

Operating income	152,148	142,115	166,601
Interest expense-net	3,106	2,110	2,095

Income before taxes	149,042	140,005	164,506
Income taxes	55,891	44,639	61,615

Consolidated net income	$93,151	$95,366	$102,891

As a retailer that sells to the general public, the Company has no single customer who accounts for greater than 10% of the Company’s consolidated net sales.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The following is geographical information as of and for the years ended January 28, 2006, January 29, 2005, and January 31, 2004:

	January 28,	January 29,	January 31,
	2006	2005	2004

Sales:
United States	$1,749,110	$1,640,518	$1,541,149
Foreign	59,496	57,325	53,641

Total consolidated revenues	$1,808,606	$1,697,843	$1,594,790

Long-Lived Assets:
United States	492,669	507,662	501,072
Foreign	6,264	8,848	7,996

Total long-lived assets	$498,933	$516,510	$509,068

The classification “Foreign” is comprised of the Company’s Canada and United Kingdom retail store operations and the classification “United States” is comprised of the Company’s United States retail store operations and the Company’s Direct Marketing operations.

12.	Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering substantially all salaried and hourly employees in the United States of America. Employees are enrolled in the pension plan after one year of service (with at least 1,000 hours worked) and reaching age 21. Employee benefits vest in five years. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. The Company’s general funding policy is to contribute at least the amount required by law up to the amount that is deductible for federal income tax purposes. The Company uses December 31st as its measurement date for obligation and asset calculations. Pension Plan assets consist principally of equity and fixed income securities.

The Company has two unfunded, non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain key executives impacted by Internal Revenue Code limits on benefits and certain individuals who defer compensation into the Company’s Deferred Compensation Plan. The Company uses December 31st as its measurement date for obligation calculations.

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The changes in the benefit obligations and funded status of the Company’s Pension Plan, SERP and Postretirement Medical Plan are as follows:

	Year Ended
	Pension Plan		SERP		Postretirement Medical Plan
	January 28,	January 29,	January 28,	January 29,	January 28,	January 29,
	2006	2005	2006	2005	2006	2005

Change in benefit obligation:
Projected benefit obligations at beginning of year	$118,939	$92,886	$14,007	$11,497	$6,691	$4,660
Service cost	9,923	8,040	778	721	767	652
Interest cost	7,056	5,900	971	731	389	341
Actuarial loss	3,215	13,437	1,609	1,076	2,377	1,260
Benefits paid, net	(1,532)	(1,324)	(92)	(18)	(172)	(222)
Plan Change	—	—	3,492	—		—

Projected benefit obligations at end of year	$137,601	$118,939	$20,765	$14,007	$10,052	$6,691

Changes in assets:
Fair value at beginning of year	$69,749	$58,512	$—	$—	$—	$—
Actual return on plan assets	1,824	4,561	—	—	—	—
Employer contributions	14,000	8,000	92	18	172	222
Benefits paid	(1,532)	(1,324)	(92)	(18)	(172)	(222)

Fair value at end of year	$84,041	$69,749	$—	$—	$—	$—

Funded Status:
Funded status	$(53,560)	$(49,190)	$(20,765)	$(14,007)	$(10,052)	$(6,691)
Unrecognized prior service cost	399	632	2,303	148	—	—
Unrecognized net loss / (gain)	55,449	51,461	5,810	4,531	3,855	1,574
Accrued contributions	—	—	8	7	14	19

Prepaid / (accrued) cost	$2,288	$2,903	$(12,644)	$(9,321)	$(6,183)	$(5,098)

Amounts recognized on the balance sheet consist of:
Accrued benefit cost	$(19,869)	$(22,106)	$(17,456)	$(10,354)	$(6,183)	$(5,098)
Intangible asset	399	632	2,303	148	—	—
Additional minimum pension liability (reflected in shareholders equity, net of tax)	21,758	24,377	2,509	885	—	—

Prepaid / (accrued) cost	$2,288	$2,903	$(12,644)	$(9,321)	$(6,183)	$(5,098)

In 2005, 2004, and 2003, the Company was required to record additional minimum liabilities of ($2,620), $3,986, and $1,775, respectively, related to its Pension Plan and $1,624, ($420), and $1,128, respectively, to its SERP. In recording the additional minimum liabilities, the Company increased shareholders’ equity, net of tax, by $598 in 2005. In 2004 and 2003, the Company recorded a charge to shareholders’ equity, net of tax, of $2,140 and $1,741, respectively.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Below is a summary of the projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the Company’s Pension Plan and SERP:

	Pension Plan		SERP
	January 28,	January 29,	January 28,	January 29,
	2006	2005	2006	2005

Projected benefit obligation	$137,601	$118,939	$20,765	$14,007
Accumulated benefit obligation	$103,910	$91,855	$17,463	$10,360
Fair value of plan assets	$84,041	$69,749	$—	$—

The components of pension expense for the Pension Plan are as follows:

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Service expense-benefits earned during the period	$9,923	$8,040	$6,610
Interest expense on projected benefit obligation	7,056	5,900	4,939
Expected return on plan assets	(7,105)	(5,957)	(5,149)
Net amortization and deferral	4,741	3,167	2,005

Net pension expense	$14,615	$11,150	$8,405

The components of net SERP expenses are as follows:

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Service expense-benefits earned during the period	$778	$721	$630
Interest expense on projected benefit obligation	971	731	641
Net amortization and deferral	1,667	323	271

Net SERP expense	$3,416	$1,775	$1,542

The components of postretirement medical expense are as follows:

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Service expense-benefits earned during the period	$767	$652	$453
Interest expense on accumulated postretirement benefit obligation	389	341	252
Net amortization and deferral	97	65	—

Net postretirement medical expense	$1,253	$1,058	$705

The Company had cumulative unrecognized expense for the Pension Plan of $55,848 at January 28, 2006 and $52,093 at January 29, 2005 primarily related to the delayed recognition of differences between the Company’s

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

actuarial assumptions and actual results, which have contributed to the underfunded status of the Pension Plan. In addition, the Company had cumulative unrecognized expense for the SERP aggregating $8,113 at January 28, 2006 and $4,679 at January 29, 2005. The Company had cumulative unrecognized expense for the Postretirement Medical Plan aggregating $3,855 at January 28, 2006 and $1,574 at January, 29, 2005.

When funding is required for the Pension Plan, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During 2005 and 2004, the Company was not required to make any contributions but made voluntary contributions of $14,000 and $8,000, respectively, to the Pension Plan in each year. Based upon currently available information, the Company will not be required to make any additional contribution to the Pension Plan for the plan year ended December 31, 2005. The Company currently anticipates making a voluntary contribution of approximately $14,000 in 2006.

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

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Pension Plan & SERP:
Discount rate	5.75%	6.25%	6.75%
Discount rate used to determine projected benefit obligation at end of year	5.50%	5.75%	6.25%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of future compensation increases	4.00%	4.00%	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	4.00%	4.00%	4.00%
Postretirement Medical Plan:
Discount rate	5.75%	6.25%	6.75%
Discount rate used to determine projected benefit obligation at end of year	5.50%	5.75%	6.25%
Initial healthcare cost trend rate- projected benefit obligations	12.00%	10.00%	12.00%
Initial healthcare cost trend rate-periodic expense	8.00%	10.00%	8.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

The assumed discount rate utilized is based, in part, upon a discount rate modeling process that involves selecting a portfolio of corporate bonds (rated AA or higher) with maturities that match the cash flows of the plan. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and periodic expense pursuant to its employee benefits plans. To the extent the discount rate increases or decreases, the Company’s Pension Plan, SERP, and Postretirement Medical Plan obligation is decreased or increased accordingly.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. It is the Company’s current target allocation to invest the Pension Plan assets in equity securities (approximately 70 percent) and in fixed income securities (approximately 30 percent). The Company does not allow the plan to invest in the Company’s stock,

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

AEON Co., Ltd.’s stock, or in the stock of soft goods retailers. The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan. The expected average long-term rate of return on assets is based principally on an analysis using Ibbotson Associates historical investment returns data for the two major classes of investments. This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately five years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately five years.

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

Assumed healthcare trend rates have a significant effect on the amounts reported for the Postretirement Medical Plan. A one-percentage-point change in assumed healthcare trend rate would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest expense components	$218	$175
Effect on the accumulated postretirement benefit obligation	$1,642	$1,342

The Pension Plan’s weighted average asset allocations at December 31, 2005 and December 31, 2004 by asset category are as follows:

	Target	December 31, 2005		December 31, 2004
	Allocation	Amount	Percent	Amount	Percent

Equity securites	70%	$59,239	70%	$50,875	73%
Debt securities	30%	23,301	28%	16,931	24%
Cash and money market		1,501	2%	1,943	3%

Total		$84,041	100%	$69,749	100%

Information about the expected cash flow for the Pension Plan, SERP, and Postretirement Medical Plan follows:

			Postretirement
	Pension Plan	SERP	Medical Plan

Expected Company contributions 2006	$14,000	$623	$232
Expected plan payments:
2006	$1,722	$623	$232
2007	1,964	1,214	293
2008	2,239	1,196	359
2009	2,533	1,240	433
2010	2,918	1,325	538
2011 to 2015	25,412	7,312	4,072

The Company has a qualified defined contribution 401(k) plan which covers substantially all employees. Employees make contributions to the 401(k) plan and the Company makes a cash contribution that matches 50% of an employee’s contribution up to a maximum of 6% of the employee’s compensation. Employees may elect to invest in the common stock of the Company at their discretion up to 50% of their total investment. Company

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

contributions for the years ended January 28, 2006, January 29, 2005, and January 31, 2004 were $3,747, $3,328, and $3,189, respectively.

13.	Commitments

The table below is a summary of the Company’s contractual commitments under non-cancelable operating leases, merchandise purchases, construction contracts, and service purchase contracts as of January 28, 2006.

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter

Operating leases:
Real estate	$884,811	$131,017	$127,013	$119,608	$112,389	$104,552	$290,232
Equipment	8,499	4,564	2,025	1,180	339	153	238
Merchandise purchases	482,901	482,901	—	—	—	—	—
Construction contracts	8,759	8,759	—	—	—	—	—
Other contractual commitments	41,915	19,444	10,720	11,165	302	284	—

Total Commitments	$1,426,885	$646,685	$139,758	$131,953	$113,030	$104,989	$290,470

Operating Leases — The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2020. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and also provide that the Company pay real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Additionally, most store leases provide renewal options and contain rent escalation clauses. Included in the schedule above are 18 executed leases related to stores not yet opened at January 28, 2006. Rent expense for the years ended January 28, 2006, January 29, 2005, and January 31, 2004 was $126,904, $124,010, and $115,368, respectively. This includes $1,793, $1,933, and $1,659, respectively, of contingent rental expense and $232, $159, and $160, respectively of sublease rental income. Additionally, the Company leases both store computer and other corporate computer equipment with lease terms between two and five years.

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
Amounts in thousands except share and per share data

14.	Net Income Per Share

The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 4,134,014, 3,190,231, and 2,377,680 shares of common stock were outstanding during the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market prices of the common shares.

	Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)

Shares for computation of basic net income per share	52,882	54,969	56,531
Effect of stock compensation plans	1,221	1,283	1,370

Shares for computation of diluted net income per share	54,103	56,252	57,901

15.	Quarterly Results (unaudited)

The following table shows certain unaudited quarterly information for the Company during 2005 and 2004.

	Fiscal 2005 Quarter Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Net sales	$446,531	$449,577	$426,330	$486,168
Gross profit	182,252	151,017	161,871	159,732
Net income	34,519	18,876	19,979	19,777
Net income per share
Basic	$0.64	$0.36	$0.38	$0.38
Diluted	$0.63	$0.35	$0.37	$0.37
Weighted average number of shares of common stock outstanding (in thousands)
Basic	53,647	52,714	52,722	52,447
Diluted	54,881	54,034	53,936	53,598
Cash dividends declared per share	$0.11	$0.12	$0.12	$0.12
Market price data
High	$32.90	$34.30	$34.85	$29.26
Low	$25.55	$25.40	$24.52	$26.09

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

	Fiscal 2004 Quarter Ended
	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005

Net sales	$412,181	$401,553	$413,384	$470,725
Gross profit	175,113	133,161	153,578	142,968
Net income	33,464	19,351	27,171	15,379
Net income per share
Basic	$0.59	$0.35	$0.50	$0.29
Diluted	$0.58	$0.34	$0.49	$0.28
Weighted average number of shares of common stock outstanding (in thousands)
Basic	56,374	55,581	54,376	53,547
Diluted	57,876	57,034	55,364	54,625
Cash dividends declared per share	$0.10	$0.11	$0.11	$0.11
Market price data
High	$36.74	$39.81	$30.69	$29.80
Low	$32.29	$29.82	$24.79	$25.33

16.	Subsequent Events

On February 6, 2006, the Company announced that it had signed a definitive merger agreement whereby Talbots will acquire all outstanding shares of The J. Jill Group, Inc. (“J. Jill”) for $24.05 per share, in cash, for total consideration of approximately $518,000. Additionally on February 6, 2006, the Company borrowed $400,000 under a short-term bridge facility. The Company expects to convert the borrowing to a five-year term loan upon the closing of the J. Jill acquisition. The Board of Directors of Talbots and J. Jill, respectively, have unanimously approved the transaction. The merger is expected to close in the second quarter of 2006 and is subject to approval by the stockholders of J. Jill, clearance under the Hart-Scott-Rodino Antitrust Improvements Acts of 1976, and other customary closing conditions.