Form 10-Q
period 2006-04-29
TALBOTS INC
filed 2006-06-06
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006 ________________________________
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 1-12552 ____________________________________
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 5, 2006

Common Stock, $0.01 par value	78,445,944

THE TALBOTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2006 AND APRIL 30, 2005
Amounts in thousands except per share data

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005

NET SALES	$453,012	$446,531

COSTS AND EXPENSES
Cost of sales, buying and occupancy (includes non-cash compensation expense of $394 relating to stock options in 2006)	272,200	264,279
Selling, general and administrative (includes non-cash compensation expense of $2,549 relating to stock options in 2006)	135,599	126,218

OPERATING INCOME	45,213	56,034

INTEREST
Interest expense	6,752	980
Interest income	5,308	177

INTEREST EXPENSE — net	1,444	803

INCOME BEFORE TAXES	43,769	55,231

INCOME TAXES	16,413	20,712

NET INCOME	$27,356	$34,519

NET INCOME PER SHARE:

BASIC	$0.52	$0.64

DILUTED	$0.51	$0.63

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:

BASIC	52,620	53,647

DILUTED	53,669	54,881

Cash Dividends Paid Per Share	$0.12	$0.11

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 29, 2006, JANUARY 28, 2006, AND APRIL 30, 2005
Amounts in thousands except share data

	April 29,	January 28,	April 30,
	2006	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$139,116	$103,020	$49,307
Restricted cash	400,000	—	—
Customer accounts receivable — net	221,380	209,749	211,180
Merchandise inventories	271,693	246,707	253,241
Deferred catalog costs	5,233	6,021	5,256
Due from affiliates	6,446	7,892	9,373
Deferred income taxes	14,305	14,115	14,295
Prepaid and other current assets	31,962	33,157	30,885

Total current assets	1,090,135	620,661	573,537
Property and equipment — net	378,516	387,536	396,212
Deferred income taxes	8,124	6,407	—
Goodwill — net	35,513	35,513	35,513
Trademarks — net	75,884	75,884	75,884
Other assets	27,956	20,143	18,569

Total Assets	$1,616,128	$1,146,144	$1,099,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable to banks	$45,000	$—	$—
Bridge loan relating to acquisition	400,000	—	—
Accounts payable	65,516	85,343	51,215
Accrued income taxes	43,094	37,909	42,296
Accrued liabilities	121,240	121,205	114,970

Total current liabilities	674,850	244,457	208,481
Long-term debt	100,000	100,000	100,000
Deferred rent under lease commitments	110,184	110,864	109,375
Deferred income taxes	—	—	1,308
Other liabilities	76,642	63,855	59,734
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 78,365,053 shares, 77,861,128 shares, and 77,372,726 shares issued, respectively, and 53,816,875 shares, 53,359,556 shares, and 54,556,259 shares outstanding, respectively	784	779	774
Additional paid-in capital	449,132	455,221	444,893
Retained earnings	804,301	783,397	744,100
Accumulated other comprehensive loss	(16,331)	(16,682)	(17,719)
Deferred compensation	—	(13,403)	(19,521)
Treasury stock, at cost; 24,548,178 shares, 24,501,572 shares, and 22,816,467 shares, respectively	(583,434)	(582,344)	(531,710)

Total stockholders’ equity	654,452	626,968	620,817

Total Liabilities and Stockholders’ Equity	$1,616,128	$1,146,144	$1,099,715

See notes to condensed consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2006 AND APRIL 30, 2005
Amounts in thousands

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,356	$34,519
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	22,605	22,559
Amortization of debt issuance costs	58	—
Deferred rent	(686)	(580)
Compensation expense related to stock options	2,943	—
Compensation expense related to restricted stock awards and other stock transactions	1,228	2,144
Loss on disposal of property and equipment	89	76
Tax benefit from options exercised	856	845
Excess tax benefit from options exercised	(94)	—
Deferred income taxes	(1,862)	(4,647)
Changes in other assets	(2,766)	(346)
Change in other liabilities	7,787	4,446
Changes in current assets and liabilities:
Customer accounts receivable	(11,606)	(11,940)
Merchandise inventories	(24,864)	(14,771)
Deferred catalog costs	788	(138)
Due from affiliates	1,446	(300)
Prepaid and other current assets	1,317	(1,634)
Accounts payable	(19,073)	(13,850)
Income taxes payable	5,206	15,050
Accrued liabilities	(19)	4,606

Net cash provided by operating activities	10,709	36,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(14,435)	(13,808)
Increase in restricted cash	(400,000)	—

Net cash used in investing activities	(414,435)	(13,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable from banks	45,000	—
Borrowings under bridge financing relating to acquisition	400,000	—
Proceeds from options exercised	2,293	1,293
Excess tax benefit from options exercised	94	—
Debt issuance costs	(115)	—
Cash dividends	(6,452)	(5,999)
Purchase of treasury stock	(1,090)	—

Net cash provided by (used in) financing activities	439,730	(4,706)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	92	(29)
NET INCREASE IN CASH AND CASH	36,096	17,496
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	103,020	31,811

CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,116	$49,307

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands except share and per share data
1.   BASIS OF PRESENTATION
       With respect to the unaudited condensed consolidated financial statements set forth herein, all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended January 28, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All material intercompany accounts and transactions have been eliminated in consolidation.
2.   FEDERAL AND STATE INCOME TAXES
       The Company has provided for income taxes based on the estimated annual effective rate method.
3.   COMPREHENSIVE INCOME
       The following is the Company’s comprehensive income for the thirteen weeks ended April 29, 2006 and April 30, 2005:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net income	$27,356	$34,519
Other comprehensive income:
Foreign currency translation adjustment	351	(577)

Comprehensive income	$27,707	$33,942

4.   STOCK-BASED COMPENSATION
2003 Executive Stock Based Incentive Plan
       The Company’s 2003 Executive Based Incentive Plan (the “2003 Plan”) provides for the grant of stock options and restricted stock awards to certain key members of management. In accordance with the 2003 Plan, the Company has issued stock options that generally vest over a three-year period at each anniversary date and expire no later than ten years from the grant date. These stock options were granted with an exercise price equal to the fair market value of the common stock at the date of grant. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company granted 1,002,150 and 976,150 options to purchase shares of its common stock to employees at an exercise price equal to the fair market value at the date of grant. Additionally, under the provisions of the 2003 Plan, upon grant of restricted stock, the recipient is required to pay the par value of such shares, $0.01 per share. The shares vest at the end of a five-year service period, however, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate financial goals. Such shares are forfeited to the Company at the $0.01 par value if the employee terminates employment prior to the vesting date. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company granted 324,925 and 311,425 shares of restricted stock. For the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company recorded $1,047 and $1,867 of compensation expense relating to restricted stock.
       The Company has reserved 7,000,000 shares of common stock under the 2003 Plan for issuance. Any authorized but unissued shares of common stock available for future awards under the Company’s previous 1993 Executive Stock Based Incentive Plan (the “1993 Plan”) were added to the 2003 Plan together with any shares under outstanding awards under the

1993 Plan which were forfeited, settled in cash, expired, canceled or otherwise became available to the Company. At April 29, 2006 there were 2,467,999 shares available for grant.
Amended and Restated Directors Plan
       The Company’s Amended and Restated Directors Plan (“Directors Plan”) provides for the grant of stock options and restricted stock units (“RSUs”) to non-management directors on the Company’s Board of Directors. In accordance with the Directors Plan, the Company has issued stock options that generally vest over a three year period, but accelerate upon retirement, and expire no later than ten years from the date of grant. No stock options were granted during the thirteen weeks ended April 29, 2006 and April 30, 2005. Additionally, in accordance with the Directors Plan, the Company has awarded RSUs which generally vest over one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the RSUs are not deferred, the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to common stock dividends but RSUs do not have voting rights. No RSU’s were granted during the thirteen weeks ended April 29, 2006 and April 30, 2005. For the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company recorded $181 and $277 of compensation expense relating to RSUs.
       The number of shares reserved for issuance under the Directors Plan is 1,060,000. As of April 29, 2006, 471,516 shares were available for grant under the Directors Plan.
Adoption of Statement of Financial Accounting Standards No. 123 (revised)
       On January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share—Based Payment (“SFAS No. 123R”), which requires all stock-based compensation to employees to be recognized in the financial statements at their fair values. The Company elected to use modified-prospective application as its transition method and accordingly, prior period amounts have not been restated. Under this transition method, the Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS 123R. For unvested awards outstanding upon the adoption of SFAS 123R, the Company is recognizing stock-based compensation expense on a straight-line basis over the remaining requisite service period of the awards. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees, and the related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the thirteen week period ended April 29, 2006, the effect of the adoption of SFAS No. 123R was a decrease to operating income of $2,943 and a decrease to net income of $1,839, or $0.03 per basic and diluted common share. The following table illustrates the effect on net income and net income per share if the Company had recognized stock-based compensation expense under the fair value method for the thirteen week period ended April 30, 2005:

For the Thirteen
Weeks Ended
April 30, 2005
Net income, as reported	$34,519
Add: stock-based compensation included in reported net income, net of related tax effects	1,340
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(3,115)

Pro forma net income	$32,744
Earnings per share:
Basic — as reported	$0.64

Basic — pro forma	$0.61

Diluted — as reported	$0.63

Diluted — pro forma	$0.60

       SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing inflow. The adoption of SFAS No.

123R decreased cash flow from operating activities and increased cash flow from financing activities by $94 for the thirteen weeks ended April 29, 2006.
       The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the thirteen weeks ended April 29, 2006 and April 30, 2005 was $8.97 and $12.16 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirteen Weeks ended
	April 29,	April 30,
	2006	2005
Weighted average risk free interest rate	4.7%	4.0%
Weighted average expected life of option grants	4.5 years	4.2 years
Weighted average expected volatility of underlying stock	42.0%	48.0%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	2.0%	1.5%
       The risk-free interest rate represents the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the option. The expected life of an option is based on the Company’s historical actual experience with stock options. Expected volatility is based on the Company’s historical realized volatility over the historical period that matches the expected life of the option. Expected dividend yield is based on the expected annual payment of dividends divided by the exercise price of the option award. In determining the assumptions to be used, when the Company has relied on historical data or trends, the Company has also considered, if applicable, any expected future trends that could differ from historical results and has modified its assumptions if applicable.
       The fair value of restricted stock awards granted during the thirteen weeks ended April 29, 2006 and April 30, 2005 was based on the closing traded stock price on the date of the grants. The Company recognized stock-based compensation on a straight-line basis over the estimated vesting period.
       Under SFAS No. 123R, the Company is required to estimate forfeitures at the time of grant of equity awards and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine estimated forfeiture rates for its equity awards, the Company used historical forfeiture data. These estimated forfeiture rates were applied to all equity awards outstanding as of January 29, 2006, and to all equity awards granted subsequent to January 29, 2006. Therefore, stock based compensation expense is recorded only for those stock awards that are expected to vest and is periodically updated for actual forfeiture activity.
       Upon the adoption of SFAS No. 123R, the Company eliminated its deferred compensation balance of $13,403, relating to outstanding equity awards, against additional paid in capital in its consolidated balance sheet. As the Company records stock-based compensation expense over the requisite service period of the stock-based award, additional paid in capital is increased.
       As of April 29, 2006, there was $37,960 of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. The cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock Option Activity
       Stock option activity during the thirteen weeks ended April 29, 2006 was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 28, 2006	7,908,596	$28.74
Granted	1,002,150	25.56
Exercised	(179,000)	12.79
Forfeited	(105,365)	42.61

Outstanding at April 29, 2006	8,626,381	$28.53

       The following table summarizes information regarding stock options outstanding at April 29, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Options	Average	Average	Options	Average
	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
Range of exercise prices
$7.41 - $10.22	132,336	1.8 years	$7.43	132,336	$7.43
$10.23 - $15.33	422,890	2.2 years	12.69	422,890	12.69
$15.34 - $20.45	1,990,603	3.8 years	18.97	1,990,603	18.97
$20.46 - $25.56	1,824,503	8.5 years	25.31	823,703	25.00
$25.57 - $30.68	240,400	6.3 years	27.62	172,814	27.81
$30.69 - $35.79	1,885,600	8.3 years	32.75	951,963	33.15
$35.80- $40.90	1,144,716	5.7 years	35.93	1,128,682	35.91
$40.91 - $46.01	2,000	5.0 years	41.85	2,000	41.85
$46.02 - $51.13	983,333	4.7 years	47.03	983,333	47.03

	8,626,381	6.1 years	$28.53	6,608,324	$28.44

       The total fair value of options that vested during the thirteen weeks ended April 29, 2006 was $12,490. The aggregate intrinsic value of stock options exercised during the thirteen weeks ended April 29, 2006 was $2,260. The aggregate intrinsic value of outstanding and exercisable stock options as of April 29, 2006 was $16,283. The weighted average remaining life of exercisable stock options was 5.3 years as of April 29, 2006.

Unvested Restricted Stock Awards Activity
       Restricted stock award activity during the thirteen weeks ended April 29, 2006 was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding unvested at January 28, 2006	913,500	$30.36
Granted	324,925	25.55
Vested	(138,138)	25.01
Forfeited	(1,138)	29.59

Outstanding unvested at April 29, 2006	1,099,149	$29.61

       The intrinsic value of restricted stock awards that vested during the thirteen weeks ended April 29, 2006 was $3,308.
5.   NET INCOME PER SHARE
       The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 4,256,049 and 4,167,398 shares of common stock were outstanding during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively, and were not included in the computation of diluted net income per share. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common shares, and the effect of including these securities would have been antidilutive.

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
	(in thousands)
Shares for computation of basic net income per share	52,620	53,647
Effect of stock compensation plans	1,049	1,234

Shares for computation of diluted net income per share	53,669	54,881

6.   RESTRICTED CASH AND BRIDGE LOAN
       In February 2006, the Company entered into a loan credit agreement with a bank in the amount of $400,000 (the “Bridge Loan”). The proceeds from the borrowings are restricted and may be used solely to finance the acquisition of the J. Jill Group, Inc. (“J. Jill”). Therefore, the proceeds are classified as restricted cash on the balance sheet as of April 29, 2006. The Bridge Loan bears interest at a rate per annum equal to LIBOR plus the applicable spread, or 0.25% (5.13% at April 29, 2006). The interest is due on a monthly basis. The principal is due on the earlier of August 2, 2006 or the date on which the Company terminates or otherwise cancels the Bridge Loan.
7.   NOTES PAYABLE TO BANKS
       In February 2006, the Company borrowed $45,000 under its existing line of credit agreements. The interest on the outstanding amounts under the line of credit is based on a fixed rate for the six-month borrowing period equal to the applicable Federal Funds rate plus 0.5%, or 5.35% at April 29, 2006. The principal and interest is due on July 28, 2006.

8.   SEGMENT INFORMATION
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
       The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2005 Annual Report on Form 10-K, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots credit card operations, and certain general warehousing costs. Assets are not allocated between segments; therefore, no measure of segment assets is available.
       The following is the Stores Segment and Direct Marketing Segment information for the thirteen weeks ended April 29, 2006 and April 30, 2005:

	Thirteen Weeks Ended
	April 29, 2006			April 30, 2005

		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$384,910	$68,102	$453,012	$378,118	$68,413	$446,531
Direct profit	67,739	16,358	84,097	73,748	18,655	92,403
       The following reconciles direct profit to consolidated net income for the thirteen weeks ended April 29, 2006 and April 30, 2005:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Total direct profit for reportable segments	$84,097	$92,403
Less: indirect expenses	38,884	36,369

Operating income	45,213	56,034
Interest expense, net	1,444	803

Income before taxes	43,769	55,231
Income taxes	16,413	20,712

Consolidated net income	$27,356	$34,519

9.   EMPLOYEE BENEFIT PLANS
       Net periodic benefit cost is comprised of the following components for the thirteen weeks ended April 29, 2006 and April 30, 2005:
       The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Service cost	$2,661	$2,595
Interest cost	1,880	1,765
Expected return on plan assets	(2,044)	(1,690)
Net amortization and deferral	1,053	1,168

Net periodic benefit cost	$3,550	$3,838

       The components of the Company’s SERP expense are as follows:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Service cost	$230	$217
Interest cost	282	202
Net amortization and deferral	546	90

Net periodic benefit cost	$1,058	$509

       The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Service cost	$255	$186
Interest cost	133	95
Net amortization and deferral	62	39

Net periodic benefit cost	$450	$320

       When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company was not required to make any contributions to the pension plan. The Company made voluntary contributions to the pension plan during the thirteen weeks ended April 29, 2006 and April 30, 2005 in the amounts of $0 and $1,000, respectively.

10.   SUBSEQUENT EVENTS
         On May 3, 2006, the Company completed its acquisition of J. Jill, a multi-channel specialty retailer of women’s apparel, accessories and footwear. Talbots acquired all the outstanding shares of J. Jill for $24.05 per share for total equity consideration of approximately $518,000 in cash. The Company used the proceeds from its $400,000 Bridge Loan, as well as cash on hand to fund the acquisition. The combination will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and the resulting goodwill and other intangible assets will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets.
       At December 31, 2005, The J. Jill Group operated 200 stores with annual revenues of approximately $450,000.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document, as well as the Company’s 2005 Annual Report on Form 10-K.
       On May 3, 2006, the Company completed its acquisition of the J. Jill Group, Inc. (“J. Jill”), a multi-channel specialty retailer of women’s apparel, accessories and footwear. Talbots acquired all the outstanding shares of J. Jill for $24.05 per share for total equity consideration of approximately $518 million in cash. The Company used the proceeds from its $400 million Bridge Loan, as well as cash on hand to fund the acquisition. As this acquisition closed subsequent to the Company’s first quarter, J. Jill’s results are excluded from the results of operations discussed below.
       The Company conforms to the National Retail Federation’s fiscal calendar. The thirteen weeks ended April 29, 2006 and April 30, 2005 are referred to herein as the first quarter of 2006 and 2005.
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
Results of Operations
       The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales, buying and occupancy expenses	60.1%	59.2%
Selling, general and administrative expenses	29.9%	28.3%
Operating income	10.0%	12.5%
Interest expense, net	0.3%	0.2%
Income before taxes	9.7%	12.3%
Income taxes	3.7%	4.6%
Net income	6.0%	7.7%
The Thirteen Weeks Ended April 29, 2006 Compared to the Thirteen Weeks Ended April 30, 2005 (First Quarter)
       Net sales in the first quarter of 2006 were $453.0 million compared to $446.5 million in the first quarter of 2005, an increase of $6.5 million or 1.5%. Operating income was $45.2 million in the first quarter of 2006 compared to $56.0 million in the first quarter of 2005, a decrease of $10.8 million or 19.3%.
       Retail store sales in the first quarter of 2006 were $384.9 million compared to $378.1 million in the first quarter of 2005, an increase of $6.8 million or 1.8%. The increase in retail store sales was driven by two factors. First, the number of stores has increased from the prior year. As of April 29, 2006, the Company operated a total of 1,086 stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively. This represents an increase of approximately 2.5% in gross and selling square footage from April 30, 2005, when the Company operated 1,054 stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively. Second, reflected in retail stores sales was a $3.2 million, or 0.9%, increase in comparable stores sales. Comparable store sales were influenced by a strong April, representing a 10.8% increase over the prior year, offset by comparable store sales declines of 6.0% in February and 3.4% in March. Management believes that comparable store sales were negatively impacted at the start of the quarter by adverse weather conditions. March comparable store sales declined from the prior year primarily due to this year’s shift to April of the Easter holiday, as well as decreased store traffic driven by underperforming spring catalogs, an important component of the Company’s store advertising support. For April, comparable store sales benefited from the Easter holiday as well as marketing initiatives that were shifted to the first quarter in the current year from the second quarter in the prior year.
       Direct marketing sales, which include the Company’s catalog and Internet channels, were $68.1 million in the first quarter of 2006 compared to $68.4 million in the first quarter of 2005, a slight decrease of $0.3 million, or 0.4%. Internet sales during the first quarter of 2006 represented 42% of the total direct marketing sales, compared to 37% during the first quarter of 2005. The consistent sales levels were attributable to the Company’s continued growth in its Internet business offset by the soft performance experienced from the early spring catalogs. The percentage of the Company’s net sales derived from direct marketing decreased slightly from 15.3% during the first quarter of 2005 to 15.0% during the first quarter of 2006.
       Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 60.1% in the first quarter of 2006 from 59.2% in the first quarter of 2005. This represents a 90 basis point deterioration in gross margin over the prior year with pure merchandise gross margin decreasing by approximately 60 basis points.
       Selling, general and administrative expenses as a percentage of net sales increased to 29.9% in the first quarter of 2006, compared to 28.3% in the first quarter of 2005. The increase was primarily due to the additional marketing and advertising spending in the period as well as stock-based compensation expense recorded as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS No. 123R”). The Company rolled out a variety of marketing activities in the first quarter of 2006 to support its spring merchandise and build momentum in its business, consisting of brand advertising within magazines, newspapers, and television, and promotional programs to increase immediate traffic. Additionally, the Company recorded approximately $1.1 million of integration costs relating to the J. Jill acquisition, or $0.01per diluted common share, during the first quarter of 2006.
       During the first quarter of 2006, the Company recorded stock-based compensation expense of $0.6 million and $3.6 million within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively. On January 29, 2006, the Company adopted SFAS No. 123R, which requires recognition of share-based compensation costs based on fair value in financial statements. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based awards. For the first quarter of 2006, the effect of the adoptions of SFAS No. 123R was a decrease to income before income taxes of $2.9 million and a decrease to net income of $1.8 million, or $0.03 per diluted common share. The Company elected to use the modified-prospective application as its transition method under SFAS No. 123R. Therefore, prior periods were not restated. Under this transition method, the Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS 123R. For unvested awards outstanding upon the adoption of SFAS 123R, the Company is recognizing stock-based compensation expense on a straight-line basis over the remaining requisite service period of the awards. Had the Company recognized compensation expense under the fair value method during the first quarter of 2005, such expense would have decreased net income before income taxes by $2.8 million and net income by $1.8 million, or $0.03 per diluted common share. The Company expects stock-based compensation expense attributable to options granted and outstanding as of April 29, 2006 to be approximately $0.03 per diluted common share per quarter for the remainder of 2006, for a total of approximately $0.12 per diluted common share for the year.
       Under SFAS No. 123R, the Company is required to estimate forfeitures at the time of grant of equity awards and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine estimated forfeiture rates for its equity awards, the Company used historical forfeiture data. These estimated forfeiture rates were applied to all equity awards outstanding as of January 29, 2006, and to all equity awards granted subsequent to January 29, 2006. Therefore, stock based compensation expense is recorded only for those stock awards that are expected to vest and periodically updated for actual forfeiture activity. For the first quarter of 2005, forfeitures were recognized as occurred in accordance with SFAS No. 123.

       As of April 29, 2006, there were $38.0 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. The cost is expected to be recognized over a weighted-average period of 2.9 years.
       Net interest expense increased to $1.4 million in the first quarter of 2006 compared to $0.8 million in the first quarter of 2005. This increase was due to higher borrowing rates and average borrowings during the first quarter of 2006 compared to the first quarter of 2005. The average interest rate on short-term and long-term borrowings was 5.3% in the first quarter of 2006 compared to 3.4% in the first quarter of 2005. The average level of debt outstanding including short-term and long-term borrowings was $505.9 million in the first quarter of 2006 compared to $115.4 in the first quarter of 2005. In February 2006, the Company borrowed $400 million of debt under a short-term facility in connection with the acquisition of J. Jill in February 2006. The interest cost associated with this debt was largely offset by the earnings on the invested cash.
       Income tax expense for the first quarter of 2006 was $16.4 million, compared to $20.7 million for the first quarter of 2005. The effective tax rate was 37.5% for both the first quarter of 2006 and 2005.
Liquidity and Capital Resources
       The Company’s primary sources of capital are cash flows from operating activities and line of credit facilities from five banks, with maximum available short-term borrowings of $125.0 million. At April 29, 2006 and April 30, 2005, the Company had $45 million and $0, respectively, outstanding under these facilities. Additionally, the Company has two letter of credit agreements totaling $200.0 million, which it uses primarily for the purchase of merchandise inventories. At April 29, 2006 and April 30, 2005, the Company held $102.5 million and $109.3 million, respectively, in outstanding letters of credit for purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.
       During the first quarter of 2006, cash and cash equivalents increased $36.1 million compared to an increase of $17.5 million during the first quarter of 2005.
       Cash provided by operating activities was $10.7 million during the first quarter of 2006 compared to $36.0 million during the first quarter of 2005, a decrease of $25.3 million. This decrease was primarily due to changes in inventory levels and income taxes payable. Inventories as of April 29, 2006 were $271.7 million, an increase of $25.0 million from January 28, 2006. Inventories as of April 30, 2005 were $253.2 million, an increase of $14.7 million from January 29, 2005. During the first quarter of 2006, the average inventory per square foot in the Company’s U.S Women’s apparel stores increased 3.3% over the first quarter of 2005 primarily due to the timing of shipments. The Company currently expects inventories on a per square foot basis to remain up on average in the mid-single digit range during the second quarter. Income taxes payable as of April 29, 2006 were $43.1 million, an increase of $5.2 million from January 28, 2006. Income taxes payable as of April 30, 2005 were $42.3 million, an increase of $15.1 million from January 29, 2005. The change in income taxes payable is a result of the decrease in income before taxes of $11.5 million in the first quarter of 2006 compared to the first quarter of 2005 as well as certain timing differences. Also contributing to the change in operating cash flow was the decrease in net income in the first quarter of 2006 compared to the first quarter of 2005 of $7.2 million.
       Cash used in investing activities was $414.4 million in the first quarter of 2006 compared to $13.8 million in the first quarter of 2005. During February 2006, the Company entered into a short-term credit agreement with a bank and borrowed $400 million to be used to partially fund the acquisition of J. Jill. The funds are restricted as to use and as such have been classified as restricted cash. On May 3, 2006, the planned acquisition of J. Jill was effected and the $400 million of restricted cash was utilized as partial consideration of the $518 million aggregate purchase price.
       Additions to property and equipment during the quarter primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. During the first quarter of 2006, the Company opened three new stores, and spent approximately $10.1 million on new store openings and expansions and renovations of existing stores. During the first quarter of 2005, the Company opened seven new stores, closed two stores and also spent approximately $10.1 million on new store openings and expansions and renovations of existing stores. The Company currently expects to open an additional 47 Talbots stores, with expansion primarily in Misses and Woman business concepts, and 42 J. Jill stores during the remainder of 2006. The Company expects to spend approximately $75 million in capital expenditures, related to the Talbots brand, during the remainder of 2006, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for information technology, infrastructure initiatives, and other capital needs in the normal course of business. The Company expects to spend $28 million in capital expenditures during the remainder of 2006 relating to the J. Jill brand. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2006 and the number, type, and timing of stores being opened, expanded, renovated and relocated.

       Cash provided by financing activities during the first quarter of 2006 was $439.7 million compared to cash used in financing activities during the first quarter of 2005 in the amount of $4.7 million. The primary source of funds during the first quarter of 2006 was the Company’s short-term borrowings of $445 million, all of which was invested and $400 million of which was under a bridge facility to finance the acquisition of J. Jill. The Company expects to convert the bridge facility to a five-year term loan in the second quarter of 2006. The term loan is expected to be repaid in equal quarterly installments over the five-year term. Also during the first quarter of 2006, the Company paid $6.5 million in dividends. The dividends were paid at a rate of $0.12 during the first quarter of 2006. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook. Additionally, the Company repurchased 45,468 shares of its common stock at an average price of $23.96 per share from employees to cover tax withholding obligations associated with the vesting of restricted stock.
       SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing cash inflow. The adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $0.1 million for the first quarter of 2006 compared to the presentation used prior to the adoption of SFAS No. 123R.
       The primary use of cash in financing activities during the first quarter of 2005 was the Company’s payment of dividends in the amount of $6.0 million at a rate of $0.11 per share.
       As of April 29, 2006 and April 30, 2005, the Company had $45 million and $0, respectively, of short-term borrowings outstanding under its line of credit facility. The Company from time to time borrows under its line of credit facility for working capital and similar general corporate needs and expects that borrowings will occur during 2006 from time to time. Given the acquisition of J. Jill, the Company currently expects that borrowings during the remainder of 2006 will be higher than the same period in 2005.
       The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, the acquisition of J. Jill and repayment of associated debt, capital expenditures for new Talbots and J. Jill stores and the expansion and renovation of existing stores and facilities, and the payment of any dividends that may be declared from time to time. For the next twelve to eighteen months, the Company believes its cash flows from operating activities and funds available under its credit facilities and expected term loan facility will be sufficient to meet its expected capital expenditures and working capital requirements, acquisition and integration of J. Jill, and debt service payments.
Critical Accounting Policies
       In the Company’s 2005 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, allowance for doubtful accounts, and income taxes. The Company has reviewed its policies and determined that these remain critical accounting policies for the quarter ended April 29, 2006. The Company did not make any significant changes to these policies during the quarter. The Company believes that the adoption of SFAS No. 123R during the first quarter resulted in the following additional critical accounting policy.
       Stock—Based Compensation — The Company accounts for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123R. To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated expected volatility of the Company’s common stock price over the expected term, the expected dividend rate, and the expected interest risk-free rate. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Changes in these subjective assumptions, as well as actual events and results different than the earlier subjective assumptions, can materially affect the amount of stock-based compensation recognized in the consolidated statement of earnings.
Forward-looking Information
       This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company including assumptions and projections concerning integration costs, purchase-related accounting adjustments, acquisition synergies, store traffic, levels of store sales including regular-price selling and markdown selling, and customer preferences. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including the risk that the J. Jill business will not be successfully integrated, the risk that the cost savings and other synergies from the transaction may not be fully realized or may take longer to realize than expected, the risk that the acquisition will disrupt Talbots or J. Jill’s core business, transaction and integration costs, the reaction of Talbots and J. Jill customers and suppliers to the transaction, diversion of management time on merger-related issues, effectiveness of the Company’s brand awareness and marketing programs, any different or any increased negative trends in its regular-price or markdown selling, effectiveness of its Internet site, acceptance of the Company’s fashions including the Company’s 2006 spring and summer fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, any difference between estimated and actual stock option expense and retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, and uncertainties associated with the expiration of trade quotas for member countries of the World Trade Organization. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission including the Company’s Annual Report of Form 10-K (under “Risk Factors”), and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. Except as required by law, the Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report even if such results, changes, estimates or circumstances make it clear that any forward looking statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
       The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.
       As of April 29, 2006, the Company had $500 million of variable rate borrowings under its $100 million revolving credit facility and its $400 million Bridge Loan facility, which approximate fair market value. Of the total borrowing, the Company invested $445 million, of which $400 million was restricted for the use of acquiring J. Jill, in a time deposit earning interest at a variable rate. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect the Company’s results of operations or cash flow.
       The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and 3 stores in the United Kingdom as of April 29, 2006. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
       The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
       In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 29, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

       The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
       The Company is a party to certain legal actions arising in the normal course of its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liabilities individually and in the aggregate are not expected to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
Item 1A. Risk Factors.
       In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2005 Annual Report on Form 10-K, which could materially affect the Company’s business, financial position, or future results. The risks described in the Company’s 2005 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial position, and/or operating results. There have been no material changes in the Part I, “Item 1A. Risk Factors” in the Company’s 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
       A summary of the repurchase activity under certain equity programs, for the thirteen weeks ended April 29, 2006 is below:

			Approximate Dollar
			Value of Shares
	Total Number	Average	that May yet be
	of Shares	Price Paid	Purchased under
Period	Purchased (1)	per share	the Programs (2)
January 29, 2006 through February 25, 2006	—	$—	$8,665
February 26, 2006 through April 1, 2006	—	—	11,911
April 2, 2006 through April 29, 2006	46,606	23.38	10,521

Total	46,606	$23.38	$10,521

1.	The Company repurchased 45,468 shares of common stock from employees to cover tax withholding obligations from the vesting of restricted stock, at an acquisition price of the market price on the date of purchase, or $23.96.

The Company also repurchased 1,138 shares in connection with stock forfeited by employees prior to vesting under the Company’s equity compensation plan, at an acquisition price of $0.01 per share.

2.	As of April 29, 2006, there were 1,052,149 shares of unvested restricted stock that were subject to buyback at 0.01 per share, or $10,521 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.

Item 6. Exhibits.

10.1	Revolving Loan Credit Agreement by and between The Talbots, Inc. and Mizuho Corporate Bank, Ltd. dated February 2, 2006. (1)

10.2	Letter Agreement concerning credit facilities between HSBC and Talbots dated February 2, 2006.(2)

10.3	Uncommitted Letter of Credit Facility dated February 15, 2006 between The Talbots, Inc. and Bank of America. (3)

10.4	Uncommitted Line of Credit Facility dated February 15, 2006 between The Talbots, Inc. and Bank of America. (3)

10.5	Notice to Extend the Scheduled Termination Date of the Credit Agreement between The Talbots, Inc. and the Bank of Tokyo-Mitsubishi UFJ, Ltd. (4)

10.6	Acceptance of Extension of the Revolving Credit Agreement between The Talbots, Inc. and The Norinchukin Bank. (5)

10.7	Letter Re: Revolving Credit Agreement, dated as of April 17, 2003, as amended, between The Talbots, Inc., as Borrower, and Mizuho Corporate Bank, Ltd., as Lender. (6)

31.1	Certification of Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 8, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 10, 2006.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 24, 2006.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 11, 2006.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 19, 2006.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 20, 2006.

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 6, 2006

THE TALBOTS, INC.
By:	/s/ Edward L. Larsen
Edward L. Larsen
Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)