Form 10-Q/A
period 2006-04-29
TALBOTS INC
filed 2006-06-30
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006 ________________________________________________________________________
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________________________________________________

Commission File Number: 1-12552 ________________________________________________________________________________

THE TALBOTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1111318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Talbots Drive, Hingham, Massachusetts 02043
(Address of principal executive offices)

Registrant’s telephone number, including area code 781-749-7600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes      ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes      ☒ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 5, 2006
Common Stock, $0.01 par value	53,896,016

EXPLANATORY NOTE
SIGNATURES
Ex-31.1 Section 302 Certification of C.E.O.
Ex-31.2 Section 302 Certification of C.F.O.

EXPLANATORY NOTE
     This Amendment on Form 10-Q/A constitutes Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2006, which was previously filed with the Securities and Exchange Commission on June 6, 2006 (the “Quarterly Report”). The number of outstanding shares as reported on the cover page to the Quarterly Report was inadvertently misstated by including treasury shares when the document was originally filed. This Amendment No. 1 amends only the number of outstanding shares reported on the cover page of the Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 30, 2006

THE TALBOTS, INC.
By:	/s/ Edward L. Larsen
Edward L. Larsen
Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

3