Form 10-Q
period 2006-07-29
TALBOTS INC
filed 2006-09-07
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 6, 2006

Common Stock, $0.01 par value	53,964,370

THE TALBOTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005
Amounts in thousands except per share data

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net Sales	$571,377	$449,577	$1,024,389	$896,108

Costs and Expenses
Cost of sales, buying and occupancy	399,249	298,560	671,449	562,839
Selling, general and administrative	171,586	120,281	307,185	246,499

Operating Income	542	30,736	45,755	86,770

Interest
Interest expense	7,629	983	14,381	1,963
Interest income	914	448	6,222	625

Interest Expense — net	6,715	535	8,159	1,338

Income (Loss) Before Taxes	(6,173)	30,201	37,596	85,432

Income Tax Expense (Benefit)	(2,315)	11,325	14,098	32,037

Net Income (Loss)	$(3,858)	$18,876	$23,498	$53,395

Net Income (Loss) Per Share:

Basic	$(0.07)	$0.36	$0.45	$1.00

Diluted	$(0.07)	$0.35	$0.44	$0.98

Weighted Average Number of Shares of Common Stock Outstanding:

Basic	52,222	52,714	52,420	53,178

Diluted	52,222	54,034	53,382	54,459

Cash Dividends Paid Per Share	$0.13	$0.12	$0.25	$0.23

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 29, 2006, JANUARY 28, 2006, AND JULY 30, 2005
Amounts in thousands except share data

	July 29,	January 28,	July 30,
	2006	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$48,981	$103,020	$80,856
Marketable securities	12,434	—	—
Customer accounts receivable — net	194,923	209,749	187,750
Merchandise inventories	301,982	246,707	225,887
Deferred catalog costs	9,122	6,021	5,135
Due from affiliates	4,683	7,892	8,363
Deferred income taxes	28,468	14,115	13,539
Prepaid and other current assets	44,293	33,157	32,711

Total current assets	644,886	620,661	554,241
Property and equipment — net	522,788	387,536	391,768
Goodwill — net	256,684	35,513	35,513
Trademarks — net	155,884	75,884	75,884
Other intangible assets — net	90,528	—	—
Deferred income taxes	—	6,407	—
Other assets	28,101	20,143	18,914

Total Assets	$1,698,871	$1,146,144	$1,076,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$97,905	$85,343	$59,492
Accrued income taxes	26,986	37,909	37,194
Accrued liabilities	136,759	121,205	102,932
Current portion of long-term debt	80,449	—	—

Total current liabilities	342,099	244,457	199,618
Long-term debt less current portion	429,127	100,000	100,000
Deferred rent under lease commitments	110,496	110,864	108,778
Deferred income taxes	84,837	—	1,761
Other liabilities	83,665	63,855	65,587
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 78,471,496 shares, 77,861,128 shares, and 77,671,127 shares issued, respectively, and 53,917,370 shares, 53,359,556 shares, and 53,557,872 shares outstanding, respectively	785	779	777
Additional paid-in capital	454,185	455,221	451,613
Retained earnings	793,436	783,397	756,459
Accumulated other comprehensive loss	(16,302)	(16,682)	(18,123)
Deferred compensation	—	(13,403)	(17,832)
Treasury stock, at cost; 24,554,126 shares, 24,501,572 shares, and 24,113,255 shares, respectively	(583,457)	(582,344)	(572,318)

Total stockholders’ equity	648,647	626,968	600,576

Total Liabilities and Stockholders’ Equity	$1,698,871	$1,146,144	$1,076,320

See notes to condensed consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005
Amounts in thousands

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,498	$53,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,047	45,340
Amortization of debt issuance costs	183	—
Deferred rent	(371)	(1,223)
Compensation expense related to stock options	5,860	—
Compensation expense related to issuance of restricted stock awards and other stock transactions	3,194	4,677
Loss on disposal of property and equipment	90	76
Tax benefit from options exercised	877	2,964
Excess tax benefit from options exercised	(464)	—
Deferred income taxes	(3,349)	(3,557)
Changes in assets and liabilities (net of effects of acquisition):
Customer accounts receivable	14,845	11,494
Merchandise inventories	(7,689)	12,609
Deferred catalog costs	3,004	(17)
Due from affiliates	3,209	710
Prepaid and other current assets	10,304	(4,323)
Accounts payable	5,690	(5,154)
Income taxes payable	(828)	9,989
Accrued liabilities	(42,548)	(7,267)
Other assets	(1,843)	(692)
Other liabilities	12,565	10,299

Net cash provided by operating activities	80,274	129,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of The J. Jill Group, Inc., net of cash acquired	(493,842)	—
Additions to property and equipment	(32,088)	(32,001)
Maturities of marketable securities	4,291	—

Net cash used in investing activities	(521,639)	(32,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable	445,000	—
Payment of notes payable	(45,104)	—
Proceeds from options exercised	2,442	5,052
Excess tax benefit from options exercised	464	—
Debt issuance costs	(1,308)	—
Cash dividends	(13,459)	(12,515)
Purchase of treasury stock	(1,113)	(40,607)

Net cash provided by (used in) financing activities	386,922	(48,070)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	404	(204)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(54,039)	49,045
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	103,020	31,811

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,981	$80,856

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in thousands except share and per share data
1. BASIS OF PRESENTATION
     With respect to the unaudited condensed consolidated financial statements of The Talbots, Inc. (“Talbots” or the “Company”) set forth herein, all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended January 28, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All material intercompany accounts and transactions have been eliminated in consolidation.
     On May 3, 2006, the Company acquired The J. Jill Group, Inc. (“J. Jill”) (see Note 4 below), a multi-channel specialty retailer of women’s apparel. The accompanying condensed consolidated statements of operations for the thirteen and twenty-six weeks ended July 29, 2006 and statement of cash flows for the twenty-six weeks ended July 29, 2006 include the operations of J. Jill since the date of the acquisition. The accompanying condensed consolidated balance sheet as of July 29, 2006 includes J. Jill.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following supplements the Company’s summary of its significant accounting policies found in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006:
Marketable securities
     The Company’s marketable securities consist primarily of investments in municipal debt securities. The Company intends to maintain a liquid portfolio and accordingly, all marketable securities are classified as available-for-sale and reported at their fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Unrealized gains and losses are added to or deducted from net income (loss), respectively, in arriving at comprehensive income (loss) for financial reporting purposes. During the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company did not record any realized gains or losses on marketable securities.
     A summary of the contractual maturities of the available-for-sale securities is as follows:

July 29,
2006
Due within one year	$9,917
Due between one and two years	2,517

Total	$12,434

3. FEDERAL AND STATE INCOME TAXES
     The Company has provided for income taxes based on its estimated annual effective rate.

4. ACQUISITION OF J. JILL
     On May 3, 2006, the Company acquired J. Jill, a multi-channel specialty retailer of women’s apparel. J. Jill markets its products through retail stores, catalogs, and online. As of May 3, 2006, J. Jill operated 205 stores in the United States. J. Jill circulated approximately 56 million catalogs during 2005. The Company believes that the acquisition of J. Jill will provide the Company with a long-term growth vehicle and an opportunity to maximize the cost synergies of J. Jill and Talbots similar business models, particularly in back office functions. Both J. Jill and Talbots serve the 35 plus customer population; J. Jill focusing on apparel for a sophisticated casual lifestyle, with artistically inspired styles, providing a counterpoint to Talbots offering of updated modern classics.
     Talbots acquired all of the outstanding shares of J. Jill for $24.05 per share for total consideration of $518,320 in cash. The Company used the proceeds from its $400,000 loan facility (see Note 9), as well as cash on hand to fund the acquisition. The Company also incurred acquisition-related fees and expenses of $5,967. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), and accordingly, the results of operations of J. Jill have been included in the accompanying condensed consolidated statements of operations for the thirteen and twenty-six weeks ended July 29, 2006 from the date of the acquisition. In accordance with SFAS No. 141, the total purchase price has been preliminarily allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values and may change as appraisals are finalized and as additional information becomes available. The resulting goodwill and other intangible assets will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).
     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, at the date of the acquisition, for an aggregate purchase price of $524,287, including acquisition costs.

As of
May 3, 2006
Cash	$30,445
Other current assets	109,842
Property and equipment	154,553
Goodwill	221,171
Trademarks	80,000
Other intangible assets	93,152
Current liabilities	(55,266)
Deferred income taxes	(98,224)
Other long-term liabilities	(11,386)

Total	$524,287

     As part of the purchase price allocation, all intangible assets were preliminarily identified and valued. Of the total purchase price, $80,000 was assigned to trademarks, and $93,152 was assigned to other intangible assets, which consist of customer relationships of $77,700, non-compete agreements of $4,500, and favorable leasehold interests of $10,952. Management is in the process of finalizing the valuation of the acquired J. Jill intangibles. The amortization of the intangible assets that are subject to amortization is expected to be recognized over a weighted average life of approximately 11 years.
     The acquired trademarks have been assigned an indefinite life and will not be amortized. Trademarks will be reviewed for impairment or for indicators of a limited useful life on an annual basis or when events indicate that the asset may be impaired.
     The amount assigned to customer relationships, $77,700, is being amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed over a weighted average life of approximately twelve years. The amount assigned to non-compete agreements, $4,500, is being amortized on a straight-line basis over the period that the agreements are enforceable, approximately twenty months. The amount assigned to favorable leasehold interests, $10,952, is being amortized on a straight-line basis over the remaining lease period, or a weighted average of approximately eight years.

     The excess of the purchase price over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes and preliminarily is estimated to be $221,171. In accordance with SFAS No. 142, this amount will not be amortized. Goodwill will be reviewed for impairment on an annual basis or when events indicate that the asset may be impaired.
     In accordance with SFAS No. 142, the Company is required to allocate its goodwill and other intangible assets to its reportable segments. Management is currently in the process of completing its final valuation of its intangibles and as such has not yet performed the allocation to its reportable segments as of July 29, 2006.
     As a result of the acquisition, the Company has finalized and begun to execute its formalized business plan (“plan”) to involuntarily terminate or relocate employees of the acquired company. Upon completion of the Company’s plan, the Company anticipates that related costs will amount to approximately $11,300, of which $10,200 was recorded within goodwill, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Combination, as the cost was an assumed liability as of the date of acquisition. The remaining $1,100 relates to retention payments offered to certain J. Jill employees and will be recorded within the statement of operations over the retention period. The Company has paid out $6,093 of these costs as of July 29, 2006.
     The following unaudited pro forma financial information is based on historical data, and gives effect to the acquisition of J. Jill as if it had occurred on January 30, 2005. The pro forma financial information includes adjustments (“pro forma adjustments”) having a continuing impact on the Company’s consolidated results of operations. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations of the Company. The unaudited pro forma information does not reflect any adjustments for the effect of operating synergies or potential cost savings that the Company may realize as a result of the acquisition.
     Unaudited pro forma results for the thirteen weeks ended July 30, 2005 and the twenty-six weeks ended July 29, 2006 and July 30, 2005 were as follows:

	Thirteen
	Weeks Ended	Twenty-Six Weeks Ended
	July 30,	July 29,	July 30,
	2005	2006	2005
Net sales	$560,853	$1,134,346	$1,115,597
Net income	$14,161	$12,652	$42,721

Net income per share:
Basic	$0.27	$0.24	$0.80
Diluted	$0.26	$0.24	$0.78

5. TRADEMARKS AND OTHER INTANGIBLE ASSETS
     Trademarks and other intangible assets consist of the following:

	July 29,	January 28,	July 30,
	2006	2006	2005
Trademarks	$155,884	$75,884	$75,884
Customer relationships, non-compete agreements, and leasehold interests	125,809	32,002	32,002

Total trademarks and other intangible assets	281,693	107,886	107,886
Less accumulated amortization	(35,281)	(32,002)	(32,002)

Trademarks and other intangible assets — net	$246,412	$75,884	$75,884

     The changes in the carrying amount of the intangible assets primarily consist of trademarks and other intangible assets acquired in connection with the acquisition of J. Jill (see Note 4).
     Amortization of other intangible assets for the thirteen weeks ended July 29, 2006 and July 30, 2005 was $2,679 and $0, respectively. Of the $2,679 of amortization expense, the Company recorded $400 and $2,279 within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively. Amortization of other intangible assets for the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $2,687 and $0, respectively. Of the $2,687 of amortization expense, the Company recorded $408 and $2,279 within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively.
     Estimated amortization expense related to other intangible assets is as follows:

Amount
Remaining twenty-seven weeks in 2006	$5,483
2007	10,645
2008	8,139
2009	8,139
2010	8,069
2011	7,812
Thereafter	42,241

Total	$90,528

6. COMPREHENSIVE INCOME (LOSS)
     The following is the Company’s comprehensive income (loss) for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net Income (Loss)	$(3,858)	$18,876	$23,498	$53,395
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(4)	(404)	347	(981)
Unrealized gain on marketable securities, net	33	—	33	—

Comprehensive Income (Loss)	$(3,829)	$18,472	$23,878	$52,414

7. STOCK-BASED COMPENSATION
2003 Executive Stock Based Incentive Plan
     The Company’s 2003 Executive Stock-Based Incentive Plan (the “2003 Plan”) provides for the grant of stock options and restricted stock awards to certain key members of management. In accordance with the 2003 Plan, the Company has issued stock options that generally vest over a three-year period at each anniversary date and expire no later than ten years from the grant date. During the thirteen weeks ended July 29, 2006 and July 30, 2005, the Company granted 59,400 and 0 options, respectively, to purchase shares of its common stock to employees at an exercise price equal to the fair market value at the date of grant. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company granted 1,061,550 and 976,150 options, respectively, to purchase shares of its common stock to employees at an exercise price equal to the fair market value at the date of grant.
     Additionally, under the provisions of the 2003 Plan, upon the grant of restricted stock, the recipient is required to pay the par value of such shares, $0.01 per share. Certain shares granted as performance accelerated restricted stock vest at the end of a five-year service period, however, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate financial goals. Certain other shares of restricted stock are time vested. The shares of restricted stock generally are forfeited to the Company at the $0.01 par value if the employee terminates employment prior to the vesting date. During the thirteen weeks ended July 29, 2006 and July 30, 2005, the Company granted 88,442 and 0 shares of restricted stock, respectively. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company granted 413,367 and 311,425 shares of restricted stock, respectively. For the thirteen weeks ended July 29, 2006 and July 30, 2005, the Company recorded $1,791 and $1,758 of compensation expense relating to restricted stock. For the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company recorded $2,838 and $3,625 of compensation expense relating to restricted stock.
     The Company has reserved 7,000,000 shares of common stock under the 2003 Plan for issuance. Any authorized but unissued shares of common stock available for future awards under the Company’s previous 1993 Executive Stock Based Incentive Plan (the “1993 Plan”) were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, canceled or otherwise become available to the Company. At July 29, 2006 there were 2,342,447 shares available for grant.
Amended and Restated Directors Plan
     The Company’s Amended and Restated Directors Plan (“Directors Plan”) provides for the grant of stock options and restricted stock units (“RSUs”) to non-management directors on the Company’s Board of Directors. In accordance with the Directors Plan, the Company has issued stock options that generally vest over a three-year period, but accelerate upon retirement, and expire no later than ten years from the date of grant. No stock options were granted under the Directors Plan during the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005.
     Additionally, in accordance with the Directors Plan, the Company has awarded RSUs which generally vest over one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the RSUs are not deferred, the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to common stock dividends but RSUs do not have voting rights. During the thirteen weeks ended July 29, 2006 and July 30, 2005, 28,000 RSUs were granted. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, 28,000 RSUs were granted. For the thirteen weeks ended July 29, 2006 and July 30, 2005, the Company recorded $163 and $231 of compensation expense relating to RSUs, respectively. For the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company recorded $344 and $508 of compensation expense relating to RSUs, respectively.
     The number of shares reserved for issuance under the Directors Plan is 1,060,000. As of July 29, 2006, 473,516 shares were available for grant under the Directors Plan.

Adoption of Statement of Financial Accounting Standards No. 123 (revised)
     On January 29, 2006, the Company adopted SFAS No. 123 (revised), Share–Based Payment (“SFAS No. 123R”), which requires all stock-based compensation to employees to be recognized in the financial statements at their fair values. The Company elected to use modified-prospective application as its transition method and accordingly, prior period amounts have not been restated. Under this transition method, the Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS No. 123R. For unvested awards outstanding upon the adoption of SFAS No. 123R, the Company is recognizing stock-based compensation expense on a straight-line basis over the remaining requisite service period of the awards. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees, and the related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the thirteen week period ended July 29, 2006, the effect of the adoption of SFAS No. 123R was a decrease to operating income of $2,917 and a decrease to net income of $1,823, or $0.03 per basic and diluted common share. For the twenty-six week period ended July 29, 2006, the effect of the adoption of SFAS No. 123R was a decrease to operating income of $5,860 and a decrease to net income of $3,663, or $0.07 per basic and diluted common share.
     The following table illustrates the effect on net income and net income per share if the Company had recognized stock-based compensation expense under the fair value method for the thirteen and twenty-six week periods ended July 30, 2005:

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
	July 30, 2005	July 30, 2005
Net income, as reported	$18,876	$53,395
Add: stock-based compensation included in reported net income, net of related tax effects	1,243	2,583
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(3,222)	(6,683)

Pro forma net income	$16,897	$49,295
Earnings per share:
Basic — as reported	$0.36	$1.00

Basic — pro forma	$0.32	$0.93

Diluted — as reported	$0.35	$0.98

Diluted — pro forma	$0.31	$0.91

     SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing inflow. The adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $464 for the twenty-six weeks ended July 29, 2006.

     The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $8.87 and $12.16 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
Weighted average risk-free interest rate	4.7%	4.0%
Weighted average expected life of option grants	4.5	4.2
Weighted average expected volatility of underlying stock	41.8%	48.0%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	2.0%	1.5%
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
     The fair value of restricted stock awards granted during the twenty-six weeks ended July 29, 2006 and July 30, 2005 was based on the closing traded stock price on the date of the grants. The Company recognized stock-based compensation expense on a straight-line basis over the estimated vesting period.
     Under SFAS No. 123R, the Company is required to estimate forfeitures at the time of grant of equity awards and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine estimated forfeiture rates for its equity awards, the Company used historical forfeiture data. These estimated forfeiture rates were applied to all equity awards outstanding as of January 29, 2006, and to all equity awards granted subsequent to January 29, 2006. Therefore, stock-based compensation expense is recorded only for those stock awards that are expected to vest and is periodically updated for actual forfeiture activity.
     Upon the adoption of SFAS No. 123R, the Company eliminated its deferred compensation balance of $13,403, relating to outstanding equity awards, against additional paid-in capital in the consolidated balance sheet. As the Company records stock-based compensation expense over the requisite service period of the stock-based award, additional paid-in capital is increased.
     As of July 29, 2006, there were $35,870 of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.8 years.

Stock Option Activity
     Stock option activity during the twenty-six weeks ended July 29, 2006 was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 28, 2006	7,908,596	$28.74
Granted	1,061,550	25.38
Exercised	(188,001)	12.97
Forfeited	(152,767)	39.72

Outstanding at July 29, 2006	8,629,378	$28.47

     The following table summarizes information regarding stock options outstanding at July 29, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Options	Average	Average	Options	Average
	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
Range of exercise prices
$ 7.41 — $10.22	132,336	1.5 years	$7.43	132,336	$7.43
$10.23 — $15.33	421,223	2.0 years	12.68	421,223	12.68
$15.34 — $20.45	2,001,669	3.7 years	18.97	1,983,269	18.97
$20.46 — $25.56	1,831,803	8.2 years	25.27	822,353	25.00
$25.57 — $30.68	257,400	6.7 years	27.35	175,049	27.82
$30.69 — $35.79	1,878,898	8.0 years	32.75	950,613	33.15
$35.80 — $40.90	1,122,716	5.5 years	35.92	1,108,032	35.90
$40.91 — $46.01	2,000	4.8 years	41.85	2,000	41.85
$46.02 — $51.13	981,333	4.5 years	47.03	981,333	47.03

	8,629,378	5.9 years	$28.47	6,576,208	$28.42

     The total grant date fair value of options that vested during the thirteen and twenty-six weeks ended July 29, 2006 was $57 and $12,547, respectively. The aggregate intrinsic value of stock options exercised during the thirteen and twenty-six weeks ended July 29, 2006 was $48 and $2,309, respectively. The aggregate intrinsic value of outstanding and exercisable stock options as of July 29, 2006 was $8,454 and $8,495, respectively. The weighted average remaining life of exercisable stock options was 4.9 years as of July 29, 2006.

Unvested Restricted Stock Awards Activity
     Restricted stock award activity during the twenty-six weeks ended July 29, 2006 was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding unvested at January 28, 2006	913,500	$30.36
Granted	441,367	25.36
Vested	(147,138)	25.44
Forfeited	(6,026)	29.40

Outstanding unvested at July 29, 2006	1,201,703	$29.13

     The intrinsic value of restricted stock awards that vested during the thirteen and twenty-six weeks ended July 29, 2006 was $198 and $3,507, respectively.
8.	NET INCOME (LOSS) PER SHARE
     The weighted average shares used in computing basic and diluted net income (loss) per share are presented below. Options to purchase 8,629,378 shares of common stock were outstanding during the thirteen weeks ended July 29, 2006 and were not included in the computation of diluted net income (loss) per share for that period since the Company recorded a net loss during the period and the effect would have been antidilutive. Options to purchase 4,132,814 shares of common stock were outstanding during the thirteen weeks ended July 30, 2005, and were not included in the computation of diluted net income per share for that period. Options to purchase 6,060,150 and 4,143,814 shares of common stock were outstanding during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, and were not included in the computation of diluted net income per share for that period. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common shares, and the effect of including these securities would have been antidilutive.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Shares for computation of basic net income (loss) per share	52,222	52,714	52,420	53,178
Effect of stock compensation plans	—	1,320	962	1,281

Shares for computation of diluted net income (loss) per share	52,222	54,034	53,382	54,459

9.	DEBT:
     A summary of outstanding long-term debt follows:

	July 29,	January 28,	July 30,
	2006	2006	2005
Acquisition Loan Agreement	$400,000	$—	$—
Revolving Credit Agreements	100,000	100,000	100,000
Tilton Facility Loan	9,576	—	—

Total long-term debt	509,576	100,000	100,000
Less current maturities	(80,449)	—

Long term-debt, less current portion	$429,127	$100,000	$100,000

     Long-term Debt — In February 2006, the Company entered into a $400,000 Bridge Loan Agreement in connection with its planned acquisition of J. Jill. On July 27, 2006, the Bridge Loan was converted into a Term Loan Agreement (the “Acquisition Loan Agreement”). Pursuant to the Acquisition Loan Agreement, the Company borrowed $400,000 in term loans to be repaid no later than July 27, 2011. The term loans constitute senior unsecured obligations of the Company.
     The Loans bear interest at a rate per annum equal to LIBOR plus 0.35%. The Loans are to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Loan Agreement contains events of default upon the occurrence of which the repayment of the Loans could be accelerated. The Acquisition Loan Agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The Acquisition Loan Agreement also includes financial covenants, including a maximum leverage ratio, a minimum net worth, and a minimum fixed charge coverage ratio. As of July 29, 2006, there was $400,000 in borrowings outstanding under the Acquisition Loan Agreement. The Company was in compliance with the covenants associated with the Acquisition Loan Agreement as of July 29, 2006.
     In addition, the Company has revolving credit agreements with four banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $100,000, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three or six months. As of July 29, 2006, the interest rates on the loans ranged from 5.8% to 6.5%. At July 29, 2006, January 28, 2006, and July 30, 2005, the Company had $100,000 outstanding under its Revolving Credit Agreements. None of the outstanding balance is currently payable.
     As part of the J. Jill acquisition, Talbots assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum.
     Line of Credit — In connection with the execution of the Acquisition Loan Agreement, the Company decreased the maximum borrowings available under its unsecured line of credit facilities from $125,000 to $115,000. At July 29, 2006, January 28, 2006, and July 30, 2005, no amounts were outstanding under these facilities.
     Letters of Credit — The Company has renewed its two letter of credit facilities and increased the limits of each from $100,000 to $150,000. This brings the Company’s total available limit on its letters of credit, which it uses primarily for the purchase of merchandise inventories, from $200,000 to $300,000.

10.	SEGMENT INFORMATION
     The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that comprise the consolidated entity. The Company considers its operating segments to be similar in terms of economic characteristics, purchasing processes, and operations, and have aggregated them into two reporting segments.
     The Company’s “Stores Segment” includes the Company’s United States Talbots and J. Jill brand retail store operations and Canada and United Kingdom Talbots brand retail store operations. The Company’s “Direct Marketing Segment” includes catalog and Internet operations for both Talbots and J. Jill brands.
     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s apparel, accessories & shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its approximately 38 distinct catalog mailings per year, 25 relating to the Talbots brand and 13 relating to the J. Jill brand, and online at www.talbots.com and www.jjill.com.
     The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2005 Annual Report on Form 10-K, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots credit card operations, amortization of intangible assets, and certain general warehousing costs. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available.
     The following is the Stores Segment and Direct Marketing Segment information for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005:

	Thirteen Weeks Ended
	July 29, 2006			July 30, 2005
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total

Net sales	$476,815	$94,562	$571,377	$388,791	$60,786	$449,577
Direct profit	44,831	10,843	55,674	55,494	9,405	64,899

	Twenty-Six Weeks Ended
	July 29, 2006			July 30, 2005
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total

Net sales	$861,725	$162,664	$1,024,389	$766,909	$129,199	$896,108
Direct profit	112,570	27,201	139,771	129,242	28,060	157,302

     The following reconciles direct profit to consolidated net income (loss) for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Total direct profit for reportable segments	$55,674	$64,899	$139,771	$157,302
Less: indirect expenses	55,132	34,163	94,016	70,532

Operating income	542	30,736	45,755	86,770
Interest expense, net	6,715	535	8,159	1,338

Income (loss) before taxes	(6,173)	30,201	37,596	85,432
Income tax expense (benefit)	(2,315)	11,325	14,098	32,037

Consolidated net income (loss)	$(3,858)	$18,876	$23,498	$53,395

11.	EMPLOYEE BENEFIT PLANS
     Net periodic benefit cost is comprised of the following components for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005:
     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Service cost	$2,661	$2,443	$5,322	$5,038
Interest cost	1,880	1,764	3,760	3,529
Expected return on plan assets	(2,044)	(1,805)	(4,088)	(3,495)
Net amortization and deferral	1,053	1,191	2,106	2,359

Net periodic benefit cost	$3,550	$3,593	$7,100	$7,431

     The components of the Company’s Supplemental Executive Retirement Plan (“SERP”) expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Service cost	$230	$187	$460	$404
Interest cost	282	256	564	458
Net amortization and deferral	546	526	1,092	616

Net periodic benefit cost	$1,058	$969	$2,116	$1,478

     The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Service cost	$255	$194	$510	$380
Interest cost	133	98	266	193
Net amortization and deferral	62	19	124	58

Net periodic benefit cost	$450	$311	$900	$631

     When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company was not required to make any contributions to the pension plan. The Company did not make any voluntary contributions to the pension plan during the thirteen weeks ended July 29, 2006 and July 30, 2005. The Company made voluntary contributions to the pension plan during the twenty-six weeks ended July 29, 2006 and July 30, 2005 in the amounts of $0 and $1,000, respectively.
12. RECENT ACCOUNTING PROUNOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2007, February 4, 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements.
     In June 2006, the EITF reached consensus on EITF Issue No. 06-3, Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions (“EITF No. 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amounts of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document, as well as the Company’s 2005 Annual Report on Form 10-K.
     On May 3, 2006, the Company completed its acquisition of The J. Jill Group, Inc. (“J. Jill”), a multi-channel specialty retailer of women’s apparel. As such, the Company’s operating results include J. Jill’s results from the date of the acquisition.
     The Company conforms to the National Retail Federation’s fiscal calendar. The thirteen weeks ended July 29, 2006 and July 30, 2005 are referred to herein as the second quarter of 2006 and 2005. The twenty-six weeks ended July 29, 2006 and July 30, 2005 are referred to herein as the first half of 2006 and 2005.
     Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Talbots Misses store, such Talbots Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Talbots Misses assortment may be properly compared.
     The Company has provided data regarding the J. Jill brand’s comparable store sales from the date of the acquisition, or the thirteen weeks ended July 29, 2006. These comparable store sale statistics refer to the increase in comparable store sales from the thirteen weeks ended July 30, 2005. Management believes that the percentage change in comparable store sales is a meaningful measure and provides relevant information related to current sales performance compared to prior periods.
Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of operations for the fiscal periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	69.9%	66.4%	65.5%	62.8%
Selling, general and administrative expenses	30.0%	26.8%	30.0%	27.5%
Operating income	0.1%	6.8%	4.5%	9.7%
Interest expense, net	1.2%	0.1%	0.8%	0.1%
Income (loss) before taxes	-1.1%	6.7%	3.7%	9.6%
Income tax expense (benefit)	-0.4%	2.5%	1.4%	3.6%
Net income (loss)	-0.7%	4.2%	2.3%	6.0%

The Thirteen Weeks Ended July 29, 2006 Compared to the Thirteen Weeks Ended July 30, 2005 (Second Quarter)
Net Sales
     Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include the Company’s catalog and Internet channels. The following table shows net retail store sales by brand and net direct marketing sales in total for the thirteen weeks ended July 29, 2006 and July 30, 2005 (in millions):

	July 29,	July 30,
	2006	2005
Net retail store sales: Talbots brand	$403.7	$388.8
Net retail store sales: J. Jill brand	73.1	—
Net direct marketing sales: total Company	94.6	60.8

Total net sales	$571.4	$449.6

     Net sales in the second quarter of 2006 were $571.4 million compared to $449.6 million in the second quarter of 2005, an increase of $121.8 million, or 27.1%.
     Talbots Brand Retail Stores
     The $14.9 million, or 3.8%, increase in Talbots brand retail store sales was driven by two factors. First, reflected in retail stores sales was a $10.5 million, or 3.0%, increase in comparable stores sales. Comparable store sales were influenced by a strong June and July for the brand, representing a combined 6.5% increase over the prior year. Management believes that comparable store sales were primarily driven by the brand’s casual merchandise offering during the period. Second, the number of stores has increased from the prior year. As of July 29, 2006, the Company operated a total of 1,087 Talbots brand stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively. This represents an increase of approximately 2.0% in gross and selling square footage from July 30, 2005, when the Company operated 1,062 stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively.
     J. Jill Brand Retail Stores
     As of July 29, 2006, the Company operated 210 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million and 0.7 million, respectively. Since the date of acquisition, May 3, 2006, the Company has opened five J. Jill brand stores. The J. Jill brand’s retail store sales reflected an 8.2% decline in comparable store sales from the same period a year ago, which management believes is a continuation of sales trends resulting from strategies put in place prior to the acquisition. Specifically, management believes that comparable store sales were influenced by a weak top line performance of merchandise that was not brand appropriate, which negatively impacted regular and markdown selling for the brand. Additionally, management believes that a number of significant shifts in the promotional calendar, as well as the reduction in catalog circulation in the quarter, led to decreased customer traffic and spending resulting in lower than expected retail sales for the brand. Management intends to execute on initiatives to improve sales performance of the J. Jill brand in order to set a foundation for growth in fiscal 2007. These initiatives include: making adjustments to the merchandise, improving the percent of merchandise offered at opening price points, and unifying the marketing calendars across all sales channels. Management expects to see modest improvement in the J. Jill brand as a result of these initiatives in the fall of 2006, however, the overall effect of these initiatives is expected to be more fully realized in 2007.
     Direct Marketing Sales
     The $33.8 million, or 55.6%, increase in direct marketing sales is primarily attributable to the acquired catalog and Internet business of the J. Jill brand. Both brands continue to experience solid growth in Internet sales, with Talbots Internet sales representing 52% of their direct business in comparison with 46% for the second quarter of the prior year, and J. Jill’s Internet sales representing 53% of their direct business. The percentage of the Company’s net sales derived from direct marketing increased from 13.5% during the second quarter of 2005 to 16.5% during the second quarter of 2006, primarily due to the acquisition of J. Jill.

Cost of Sales, Buying, and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 69.9% in the second quarter of 2006, which included results for the Talbots brand and the J. Jill brand, from 66.4% in the second quarter of 2005, which included results for the Talbots brand only. This represents a 350 basis point deterioration in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure gross margin decreasing by approximately 290 basis points. The decline in gross margin was primarily due to increased levels of markdown selling of the Talbots brand as compared to the prior year as a result of the planned increased inventory levels for the second quarter sales event. Additionally, a 40 basis point deterioration was driven by higher occupancy costs as a percentage of sales incurred by the J. Jill brand.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses as a percentage of net sales increased to 30.0% in the second quarter of 2006, which included results for the Talbots brand and the J. Jill brand, compared to 26.8% in the second quarter of 2005, which included results for the Talbots brand only. Contributing to the increased selling, general, and administrative costs were higher J. Jill brand incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the area of catalog production costs. Additionally, the increase was partially due to acquisition related costs and adjustments incurred during the period and stock-based compensation expense recorded as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123R”).
     During the second quarter of 2006, the Company recorded approximately $1.6 million of acquisition related costs in cost of sales, buying and occupancy expenses and $4.9 million in selling, general and administrative expenses. Within selling, general and administrative expenses, acquisition related costs were primarily related to amortization of acquired intangibles, integration expenses, and employee retention plans.
     Management is in the process of finalizing the valuation of the acquired J. Jill intangibles; however the amortization of the intangible assets, which was approximately $2.7 million during the quarter, is expected to continue for the estimated lives of the intangible assets, which will include periods up to 14 years, based on management’s current estimate. The amount of annual amortization has not yet been finalized. Other integration costs, including integration expenses and retention plans, are expected to continue into 2007.
     During the second quarter of 2006, the Company recorded stock-based compensation expense of $0.4 million and $2.5 million within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively. On January 29, 2006, the Company adopted SFAS No. 123R, which requires recognition of share-based compensation costs based on fair value in financial statements. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based awards. For the second quarter of 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before income taxes of $2.9 million and a decrease to net income of $1.8 million, or $0.03 per common share. The Company elected to use the modified-prospective application method as its transition method under SFAS No. 123R. Therefore, prior periods were not restated. Under this transition method, the Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS 123R. For unvested awards outstanding upon the adoption of SFAS 123R, the Company is recognizing stock-based compensation expense on a straight-line basis over the remaining requisite service period of the awards . Had the Company recognized compensation expense under the fair value method during the second quarter of 2005, such expense would have decreased net income before income taxes by $3.2 million and net income by $2.0 million, or $0.04 per diluted common share. The Company expects stock-based compensation expense attributable to options granted and outstanding as of July 29, 2006 to be approximately $0.07 per diluted common share for the remainder of 2006, for a total of approximately $0.14 per diluted common share for the year.
     Under SFAS No. 123R, the Company is required to estimate forfeitures at the time of grant of equity awards and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine estimated forfeiture rates for its equity awards, the Company used historical forfeiture data. These estimated forfeiture rates were applied to all equity awards outstanding as of January 29, 2006, and to all equity awards granted subsequent to January 29, 2006. Therefore, stock-based compensation expense is recorded only for those stock awards that are expected to vest and periodically updated for actual forfeiture activity. For the second quarter of 2005, forfeitures were recognized as occurred in accordance with SFAS No. 123.
          As of July 29, 2006, there were $35.9 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. The cost is expected to be recognized over a weighted-average period of 2.8 years.
Net Interest Expense
          Net interest expense increased to $6.7 million in the second quarter of 2006 compared to $0.5 million in the second quarter of 2005. This increase was primarily due to the increased level of borrowings during the second quarter of 2006 compared to the second quarter of 2005. The average level of debt outstanding including short-term and long-term borrowings was $557.8 million in the second quarter of 2006 compared to $100.0 million in the second quarter of 2005. In February 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. On July 27, 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments. Also impacting interest expense were increased interest rates. The average interest rate on short-term and long-term borrowings was 5.5% in the second quarter of 2006 compared to 3.9% in the second quarter of 2005.
Income Tax Expense (Benefit)
          The income tax benefit for the second quarter of 2006 was $2.3 million, compared to an income tax expense of $11.3 million for the second quarter of 2005. The effective tax rate was 37.5% for both the second quarters of 2006 and 2005.
The Twenty-Six Weeks Ended July 29, 2006 Compared to the Twenty-Six Weeks Ended July 30, 2005 (First Half)
Net Sales
          Net sales consist of retail store sales and direct marketing sales, which include the Company’s catalog and Internet channels. The following table shows net retail sales by brand and net direct marketing sales for the twenty-six weeks ended July 29, 2006 and July 30, 2005 (in millions):

	July 29,	July 30,
	2006	2005
Net retail store sales: Talbots brand	$788.6	$766.9
Net retail store sales: J. Jill brand	73.1	—
Net direct marketing sales: total Company	162.7	129.2

Total net sales	$1,024.4	$896.1

          Net sales for the first half of 2006 were $1,024.4 million compared to $896.1 million for the first half of 2005, an increase of $128.3 million, or 14.3%.
          Talbots Brand Retail Stores
          The $21.7 million, or 2.8%, increase in Talbots brand retail store sales was driven by two factors. First, reflected in retail stores sales was a $13.7 million, or 1.9%, increase in comparable stores sales. Comparable store sales were influenced by strong sales over the April to July period, these months representing a combined 4.9% increase over the prior year, offset by declines in the other months. Management believes that comparable store sales were primarily driven by the brand’s casual merchandise offering during the period. Additionally, management believes that underperforming spring catalogs as well as adverse weather conditions led to decreased customer traffic and declines in comparable store sales in February and March. Also driving increased sales was the increase in the number of Talbots brand stores. As of July 29, 2006, the Company operated a total of 1,087 Talbots brand stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively. This represents an increase of approximately 2.0% in gross and selling square footage from July 30, 2005, when the Company operated 1,062 stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively.
          J. Jill Brand Retail Stores
          As of July 29, 2006, the Company operated 210 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million and 0.7 million, respectively. Since the date of acquisition, May 3, 2006, the Company has opened five J. Jill brand stores. The J. Jill brand’s retail store sales reflected an 8.2% decline in comparable store sales for the thirteen weeks ended July 29, 2006 compared to the thirteen weeks ended July 30, 2005, which management believes is a continuation of sales trends resulting from strategies put in place prior to the acquisition. Specifically, management believes that comparable store sales were influenced by a weak top line performance of merchandise that was not brand appropriate, which negatively impacted regular and markdown selling for the brand. Additionally, management believes that a number of significant shifts in the promotional calendar, as well as the reduction in catalog circulation in the quarter, led to decreased customer traffic and spending resulting in lower than expected retail sales for the brand. Management intends to execute on initiatives to improve sales performance of the J. Jill brand in order to set a foundation for growth in fiscal 2007. These initiatives include: making adjustments to the merchandise, improving the percent of merchandise offered at opening price points, and unifying the marketing calendars across all sales channels. Management expects to see modest improvement in the J. Jill brand as a result of these initiatives in the fall of 2006, however, the overall effect of these initiatives is expected to be more fully realized in 2007.
          Direct Marketing Sales
          The $33.5 million, or 25.9%, increase in direct marketing sales is primarily attributable to the acquired catalog and Internet business of the J. Jill brand. Both brands continue to experience solid growth in Internet sales, with Talbots Internet sales representing 46% of their direct business in comparison with 41% for the first half of the prior year, and J. Jill’s Internet sales representing 53% of their direct business since the date of the acquisition. The percentage of the Company’s net sales derived from direct marketing increased from 14.4% during the first half of 2005 to 15.9% during the first half of 2006, primarily due to the acquisition of J. Jill.
Cost of Sales, Buying, and Occupancy Expenses
          Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 65.5% in the first half of 2006, which included results for the Talbots brand for the entire period and the J. Jill brand from the date of acquisition, from 62.8% in the first half of 2005, which included results for the Talbots brand only. This represents a 270 basis point deterioration in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure gross margin decreasing by approximately 240 basis points. The decline in gross margin was primarily due to increased levels of markdown selling of the Talbots brand as compared to the prior year as a result of the planned increased inventory levels for the second quarter sales event. Additionally, a 20 basis point deterioration was driven by higher occupancy costs as a percentage of sales incurred by the J. Jill brand.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses as a percentage of net sales increased to 30.0% in the first half of 2006, which included results for the Talbots brand for the entire period and the J. Jill brand from the date of acquisition, compared to 27.5% in the first half of 2005, which included results for the Talbots brand only. Contributing to the increased selling, general, and administrative costs were higher J. Jill brand incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the area of catalog production costs. Additionally, the increase was partially due to acquisition related costs and adjustments incurred during the period and stock-based compensation expense recorded as a result of the adoption of SFAS No. 123R.
          During the first half of 2006, the Company recorded approximately $1.6 million of acquisition related costs in cost of sales, buying and occupancy expenses and $6.0 million in selling, general and administrative expenses. Within selling, general and administrative expenses, acquisition related costs were primarily related to amortization of acquired intangibles, integration expenses, and employee retention plans.

          Management is in the process of finalizing the valuation of the acquired J. Jill intangibles; however the amortization of the intangible assets, which was approximately $2.7 million during the first half, is expected to continue for the estimated lives of the intangible assets, which will include periods up to 14 years, based on management’s current estimate. The amount of annual amortization has not yet been finalized. Other integration costs, including integration expenses and retention plans, are expected to continue into 2007.
          During the first half of 2006, the Company recorded stock-based compensation expense of $0.8 million and $5.1 million within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively. For the first half of 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before income taxes of $5.9 million and a decrease to net income of $3.7 million, or $0.07 per diluted common share. Had the Company recognized compensation expense under the fair value method during the first half of 2005, such expense would have decreased net income before income taxes by $6.6 million and net income by $4.1 million, or $0.08 per diluted common share.
Net Interest Expense
          Net interest expense increased to $8.2 million in the first half of 2006 compared to $1.3 million in the first half of 2005. This increase was primarily due to increased levels of borrowings during the first half of 2006 compared to the first half of 2005. The average level of debt outstanding including short-term and long-term borrowings was $531.8 million in the first half of 2006 compared to $107.7 in the first half of 2005. In February 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. The interest cost associated with this debt was largely offset by the earnings on the invested cash until May 3, 2006, when the borrowed funds were used to acquire J. Jill. On July 27, 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments. Also impacting interest expense during the first half was increased interest rates. The average interest rate on short-term and long-term borrowings was 5.4% in the first half of 2006 compared to 3.6% in the first half of 2005.
Income Tax Expense
          The income tax expense for the first half of 2006 was $14.1 million, compared to an income tax expense of $32.0 million for the first half of 2005. The effective tax rate was 37.5% for both the first half of 2006 and 2005.
Liquidity and Capital Resources
          The Company’s primary sources of capital are cash flows from operating activities and line of credit facilities from five banks, with maximum available short-term borrowings of $115.0 million. At July 29, 2006 and July 30, 2005, the Company did not have any borrowings outstanding under these facilities. Additionally, the Company has two letter-of-credit agreements totaling $300.0 million, which it uses primarily for the purchase of merchandise inventories. At July 29, 2006 and July 30, 2005, the Company held $154.2 million and $129.4 million, respectively, in outstanding letters of credit for purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.
          During the first half of 2006, cash and cash equivalents decreased $54.0 million compared to an increase of $49.0 million during the first half of 2005.
          Cash provided by operating activities decreased by $49.0 million to $80.3 million for the first half of 2006, as compared to $129.3 million for the first half of 2005. This decrease in the first half of 2006 was primarily due to changes in inventory levels, accrued liabilities, and a decrease of net income in the amount of $29.9 million, offset by the change in prepaid and other current assets. During the first half of 2006, the average inventory per square foot in the Company’s U.S. Women’s Talbots brand and J. Jill brand apparel stores decreased approximately 3% over the first half of 2005, however, at July 29, 2006, the Company had in-transit inventory of $80.0 million compared to in-transit inventory of $45.7 million at July 30, 2005, thus resulting in higher inventory levels in 2006. This change in in-transit inventory levels is a result of timing and is partially offset by the change in accounts payable. The Company currently expects inventories on a per square foot basis to remain flat to slightly positive for the fall season.
          The change in accrued liabilities was due to the termination and distribution of J. Jill’s deferred compensation plan as well as the payments of severance during the first half of 2006, both as a result of the acquisition. Additionally, the related deferred compensation investment was distributed resulting in a decrease in prepaid and other current assets in the first half of 2006.
          Cash used in investing activities was $521.6 million in the first half of 2006 compared to cash used in investing activities in the first half of 2005 of $32.0 million. The primary use of funds during the first half of 2006 was the purchase of J. Jill in May 2006. The Company paid $524.3 million in cash to purchase J. Jill, including $6.0 million in acquisition-related costs.
          Additions to property and equipment during the first half of 2006 primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. During the first half of 2006, the Company opened six new Talbots brand stores and five new J. Jill brand stores from the date of the acquisition, and spent approximately $22.5 million on new store openings and expansions and renovations of existing stores. During the first half of 2005, the Company opened 18 new stores and spent approximately $27.5 million on new store openings and expansions and renovations of existing stores. The Company currently expects to open an additional 44 Talbots brand stores, with expansion primarily in Misses and Woman business concepts, and 29 J. Jill brand stores during the remainder of 2006. The Company expects to spend approximately $90 million in capital expenditures during the remainder of 2006, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for information technology, infrastructure initiatives, and other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2006 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
          Cash provided by financing activities during the first half of 2006 was $386.9 million compared to cash used in financing activities during the first half of 2005 of $48.1 million. The primary source of funds during the first half of 2006 was the Company’s borrowings of $400.0 million to finance the acquisition of J. Jill. In February of 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. In July 2006, the Company converted the $400.0 million loan to a five-year term loan. The term loan is expected to be repaid in equal quarterly installments of $20.0 million over the five-year term. Also during the first half of 2006, the Company paid $13.5 million in dividends. The dividends were paid at a rate of $0.12 during the first quarter of 2006 and at a rate of $0.13 during the second quarter of 2006. On August 8, 2006, the Company announced that its Board of Directors has approved the payment of a quarterly dividend of $0.13 per share payable on or before September 18, 2006 to shareholders of record as of September 5, 2006. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook. Additionally, during the first half of 2006 the Company repurchased 52,554 shares of its common stock at an average price of $21.17 per share from employees, primarily to cover tax withholding obligations associated with the vesting of restricted stock.
          SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statements of cash flows as a financing cash inflow. The adoption of SFAS No. 123R decreased cash flows from operating activities and increased cash flows from financing activities by $0.5 million for the first half of 2006 compared to the presentation used prior to the adoption of SFAS No. 123R.
          The primary use of cash in financing activities during the first half of 2005 was the Company’s repurchase of approximately 1.3 million shares of common stock at a cost of approximately $40.6 million. A majority of these repurchases were made under a stock repurchase program approved by the Company’s Board of Directors in April 2005. Additionally, the Company paid dividends in the amount of $12.5 million at a rate of $0.11 per share during the first quarter of 2005 and at a rate of $0.12 per share during the second quarter of 2005.
          As of July 29, 2006 and July 30, 2005, the Company did not have any short-term borrowings outstanding under its line of credit facility. The Company from time to time borrows under its line of credit facility for working capital and similar general corporate needs and expects that borrowings will occur during 2006 from time to time. Given the acquisition of J. Jill, the Company currently expects that borrowings under its line of credit facility during the remainder of 2006 will be higher than the same period in 2005.
          The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, the repayment of debt, capital expenditures for new Talbots brand and J. Jill brand stores and the expansion and renovation of existing stores and facilities, and the payment of any dividends that may be declared from time to time. For the next twelve to eighteen months, the Company believes its cash flows from operating activities and funds available under its credit facilities will be sufficient to meet its expected capital expenditures and working capital requirements, integration of the J. Jill brand, and debt service payments.
Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2007, February 4, 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-3, Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions (“EITF No. 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amounts of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies
          In the Company’s 2005 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, allowance for doubtful accounts, and income taxes. The Company has reviewed its policies and determined that these remain critical accounting policies for the quarter ended July 29, 2006. The Company did not make any significant changes to these policies during the quarter. The Company believes that the purchase of J. Jill during the second quarter of 2006 and the adoption of SFAS No. 123R during the first quarter of 2006 resulted in the following additional critical accounting policies:
          Purchase Price Allocation — The Company accounts for its acquisition of J. Jill under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), which provides that purchase prices be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired is recorded as goodwill. The acquisition of J. Jill was completed on May 3, 2006 for a total preliminary purchase price of approximately $524.3 million, including $6.0 million of transaction costs. The Company is in the process of finalizing its valuation of J. Jill’s intangible assets and certain other assets and liabilities. The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information on management’s estimates and assumptions is obtained and the valuation is finalized. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of intangibles and their related amortization method. Changes to the valuation of these items may result in adjustments to the overall purchase price allocation of these items and the related amortization.
          Stock–Based Compensation — The Company accounts for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123R. To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated expected volatility of the Company’s common stock price over the expected term, the expected dividend rate, and the expected interest risk-free rate. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Changes in these subjective assumptions, as well as actual events and results different than the earlier subjective assumptions, can materially affect the amount of stock-based compensation recognized in the consolidated statement of operations.

Forward-looking Information
          This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company including assumptions and projections concerning integration costs, purchase-related accounting adjustments, acquisition synergies, store traffic, levels of store sales including regular-price selling and markdown selling, and customer preferences. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including the risk that the J. Jill business will not be successfully integrated, the risk that the cost savings and other synergies from the transaction may not be fully realized or may take longer to realize than expected, the risk that the acquisition will disrupt Talbots or J. Jill’s core business, transaction and integration costs, the reaction of Talbots and J. Jill customers and suppliers to the transaction, diversion of management time on merger-related issues, effectiveness of the Company’s brand awareness and marketing programs, any different or any increased negative trends in its regular-price or markdown selling, acceptance of the Company’s fashions including the Company’s 2006 seasonal fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, any difference between estimated and actual stock option expense and retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, and uncertainties associated with the expiration of trade quotas for member countries of the World Trade Organization. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission including the Company’s Annual Report of Form 10-K (under “Risk Factors”), and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. Except as required by law, the Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report even if such results, changes, estimates or circumstances make it clear that any forward looking statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.
          As of July 29, 2006, the Company had $500.0 million of variable rate borrowings under its $100.0 million revolving credit facility and its $400.0 million term loan facility, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.7 million for the quarter ended July 29, 2006.
          The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and 3 stores in the United Kingdom as of July 29, 2006. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
          The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
          In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 29, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of July 29, 2006.
Changes in Internal Control over Financial Reporting
          Except for the acquisition of J. Jill, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company considers the acquisition of J. Jill material to its results of operations, financial position and cash flows, and is in the process of integrating the internal control procedures of J. Jill into its internal control structure. As permitted by the rules and regulations of the SEC, the Company will exclude J. Jill from its annual assessment for the year ending February 3, 2007.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          A summary of the repurchase activity under certain equity programs, for the thirteen weeks ended July 29, 2006 is below:

			Approximate Dollar
	Total Number	Average	Value of Shares that
	of Shares	Price Paid	may yet be Purchased
Period	Purchased (1)	per share	under the Programs (2)
April 30, 2006 through May 27, 2006	2,810	$8.30	$11,388
May 28, 2006 through July 1, 2006	1,138	0.01	11,377
July 2, 2006 through July 29, 2006	2,000	0.01	11,357

Total	5,948	$3.93	$11,357

1.	The Company repurchased 1,060 shares of common stock in connection with the vesting of certain stock awards under the Company’s Restated Directors Plan, at an acquisition price of $21.98 per share.

The Company also repurchased 4,888 shares in connection with stock forfeited by employees prior to vesting under the Company’s equity compensation plan, at an acquisition price of $0.01 per share.

2.	As of July 29, 2006, there were 1,135,703 shares of unvested restricted stock that were subject to buyback at 0.01 per share, or $11,357 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.
Item 4. Submission of Matters to a Vote of Security Holders.
          On May 25, 2006, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected to serve as directors of the Company for a term of one year or until their successors are elected: Arnold B. Zetcher, John W. Gleeson, Tsutomu Kajita, Motoya Okada, Gary M. Pfeiffer, Yoshihiro Sano, Susan M. Swain, and Isao Tsuruta, constituting all of the members of the Board of Directors as of the Annual Meeting. The election of directors was based on the following votes:

	Votes Cast For	Authority Withheld
Arnold B. Zetcher	42,967,484	8,312,620
John W. Gleeson	48,968,813	2,311,291
Tsutomu Kajita	40,903,616	10,376,488
Motoya Okada	40,911,264	10,368,840
Gary M. Pfeiffer	48,905,905	2,374,199
Yoshihiro Sano	48,886,510	2,393,594
Susan M. Swain	48,905,564	2,374,540
Isao Tsuruta	43,125,629	8,154,475
          The proposal to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the 2006 fiscal year was approved at the May 25, 2006 Annual Meeting based on the following votes:
•	50,802,936 votes for

•	467,566 votes against

•	9,602 abstentions

Item 6. Exhibits.
10.1	Sixth Amended and Restated Loan Agreement dated May 3, 2006 between The J. Jill Group, Inc. and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, and TD Banknorth, N.A. (1)

10.2	Third Amendment to Lease Agreement, made as of May 3, 2006, by and between National Fire Protection Association and The J. Jill Group, Inc. (2)

10.3	Guarantee of Lease, made as of May 3, 2006, by The Talbots, Inc. to National Fire Protection Association. (2)

10.4	Uncommitted Letter of Credit Facility dated June 28, 2006 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J.Jill LLC, and J.Jill GP (collectively “Talbots”) and Bank of America. (3)

10.5	Term Loan Agreement, dated as of July 24, 2006, among The Talbots, Inc., the lenders from time to time party thereto and Mizuho Corporate Bank, Ltd., as arranger and administrative agent. (4)

10.6	Letter Agreement concerning credit facilities between HSBC and Talbots dated July 20, 2006. (5)

10.7	Amendment No. 1 to Employment Agreement of Philip Kowalczyk. (6)

31.1	Certification of Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 8, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 9, 2006.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 11, 2006.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 28, 2006.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 31, 2006.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 6, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 7, 2006

THE TALBOTS, INC.
By:	/s/ Edward L. Larsen
Edward L. Larsen
Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)