Form 10-Q
period 2006-10-28
TALBOTS INC
filed 2006-12-06
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 5, 2006

Common Stock, $0.01 par value	53,968,537

THE TALBOTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
Amounts in thousands except per share data

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net Sales	$568,640	$426,330	$1,593,029	$1,322,438

Costs and Expenses

Cost of sales, buying and occupancy	358,667	264,459	1,030,116	827,298

Selling, general and administrative	189,063	128,963	496,248	375,462

Operating Income	20,910	32,908	66,665	119,678

Interest
Interest expense	8,452	1,207	22,833	3,170
Interest income	440	266	6,662	891

Interest Expense — net	8,012	941	16,171	2,279

Income Before Taxes	12,898	31,967	50,494	117,399

Income Tax Expense	4,837	11,988	18,935	44,025

Net Income	$8,061	$19,979	$31,559	$73,374

Net Income Per Share:

Basic	$0.15	$0.38	$0.60	$1.38

Diluted	$0.15	$0.37	$0.59	$1.35

Weighted Average Number of Shares of Common Stock Outstanding:

Basic	52,854	52,722	52,564	53,026

Diluted	53,718	53,936	53,365	54,270

Cash Dividends Paid Per Share	$0.13	$0.12	$0.38	$0.35

See notes to condensed consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 28, 2006, JANUARY 28, 2006, AND OCTOBER 29, 2005
Amounts in thousands

	October 28,	January 28,	October 29,
	2006	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$42,991	$103,020	$11,363
Customer accounts receivable — net	228,907	209,749	214,125
Merchandise inventories	367,934	246,707	266,023
Deferred catalog costs	13,476	6,021	7,002
Due from affiliates	5,890	7,892	8,513
Deferred income taxes	29,861	14,115	12,686
Prepaid and other current assets	34,826	33,157	35,052

Total current assets	723,885	620,661	554,764
Property and equipment — net	529,883	387,536	391,848
Goodwill	255,866	35,513	35,513
Trademarks	155,884	75,884	75,884
Other intangible assets — net	87,804	—	—
Deferred income taxes	—	6,407	387
Other assets	29,634	20,143	19,782

Total Assets	$1,782,956	$1,146,144	$1,078,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$117,732	$85,343	$50,600
Accrued income taxes	34,944	37,909	31,616
Accrued liabilities	157,541	121,205	116,130
Notes payable to banks	40,000	—	—
Current portion of long-term debt	80,457	—	—

Total current liabilities	430,674	244,457	198,346
Long-term debt less current portion	409,011	100,000	100,000
Deferred rent under lease commitments	125,175	110,864	112,656
Deferred income taxes	75,909	—	—
Other liabilities	87,577	63,855	58,776
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 78,536,663 shares, 77,861,128 shares, and 77,739,460 shares issued, respectively, and 53,968,537 shares, 53,359,556 shares, and 53,240,588 shares outstanding, respectively	785	779	777
Additional paid-in capital	459,329	455,221	452,956
Retained earnings	794,482	783,397	770,009
Accumulated other comprehensive loss	(16,529)	(16,682)	(17,509)
Deferred compensation	—	(13,403)	(15,565)
Treasury stock, at cost; 24,568,126 shares, 24,501,572 shares, and 24,498,872 shares, respectively	(583,457)	(582,344)	(582,268)

Total stockholders’ equity	654,610	626,968	608,400

Total Liabilities and Stockholders’ Equity	$1,782,956	$1,146,144	$1,078,178

See notes to condensed consolidated financial statements.

THE TALBOTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
Amounts in thousands

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,559	$73,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,641	68,470
Amortization of debt issuance costs	247	—
Deferred rent	14,297	2,574
Compensation expense related to stock options	9,127	—
Compensation expense related to issuance of restricted stock awards and other stock transactions	3,851	6,331
Loss on disposal of property and equipment	374	106
Tax benefit from options exercised	1,106	3,253
Excess tax benefit from options exercised	(489)	—
Deferred income taxes	(12,395)	(4,757)
Changes in assets and liabilities (net of effects of acquisition):
Customer accounts receivable	(19,126)	(14,799)
Merchandise inventories	(73,579)	(27,082)
Deferred catalog costs	(1,350)	(1,884)
Due from affiliates	2,002	560
Prepaid and other current assets	20,264	(6,250)
Accounts payable	21,957	(14,491)
Income taxes payable	7,134	4,466
Accrued liabilities	(22,637)	5,724
Other assets	(3,430)	(1,559)
Other liabilities	16,626	3,488

Net cash provided by operating activities	82,179	97,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of The J. Jill Group, Inc., net of cash acquired	(493,900)	—
Additions to property and equipment	(66,028)	(55,088)
Maturities of marketable securities	16,729	—

Net cash used in investing activities	(543,199)	(55,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable	485,000	—
Payment of notes payable	(65,212)	—
Proceeds from options exercised	3,435	6,155
Excess tax benefit from options exercised	489	—
Debt issuance costs	(1,318)	—
Cash dividends	(20,474)	(18,945)
Purchase of treasury stock	(1,113)	(49,993)

Net cash provided by (used in) financing activities	400,807	(62,783)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	184	(101)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(60,029)	(20,448)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	103,020	31,811

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,991	$11,363

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
     On May 3, 2006, the Company acquired The J. Jill Group, Inc. (“J. Jill”) (see Note 3 below), a multi-channel specialty retailer of women’s apparel. The accompanying condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 28, 2006 and statement of cash flows for the thirty-nine weeks ended October 28, 2006 include the operations of J. Jill since the date of the acquisition. The accompanying condensed consolidated balance sheet as of October 28, 2006 includes J. Jill.
2. FEDERAL AND STATE INCOME TAXES
     The Company has provided for income taxes for interim periods based on its estimated annual effective rate.
3. ACQUISITION OF J. JILL
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
     Talbots acquired all of the outstanding shares of J. Jill for $24.05 per share for total consideration of $518,320 in cash. The Company used the proceeds from its $400,000 loan facility (see Note 8), as well as cash on hand to fund the acquisition. The Company also incurred acquisition-related fees and expenses of $6,025. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), and accordingly, the results of operations of J. Jill have been included in the accompanying condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 28, 2006 from the date of the acquisition. The total purchase price has been preliminarily allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values and may change as appraisals are finalized and as additional information becomes available. As of October 28, 2006, the Company has not yet finalized its valuation of its acquired intangible assets.

     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, at the date of the acquisition, for an aggregate purchase price of $524,345, including acquisition costs.

As of
May 3, 2006
Cash	$30,445
Other current assets	110,966
Property and equipment	154,553
Goodwill	220,354
Trademarks	80,000
Other intangible assets	93,152
Current liabilities	(55,582)
Deferred income taxes	(98,157)
Other long-term liabilities	(11,386)

Total	$524,345

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
     The excess of the purchase price over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes and preliminarily is estimated to be $220,354. Goodwill will not be amortized and will be reviewed for impairment on an annual basis or when events indicate that the asset may be impaired.
     The Company is required to allocate its goodwill and other intangible assets to its reportable segments. Management is currently in the process of completing its final valuation of its intangibles and as such has not yet performed the allocation to its reportable segments as of October 28, 2006.
     As a result of the acquisition, the Company has begun to execute its formalized business plan (“plan”) to involuntarily terminate or relocate employees of the acquired company. Upon completion of the Company’s plan, the Company anticipates that related costs will amount to approximately $11,000, of which $10,000 was recorded within goodwill, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Combination, as the cost was an assumed liability as of the date of acquisition. The remaining $1,000 relates to retention payments offered to certain J. Jill employees and will be recorded within the statement of earnings over the retention period. The Company has paid out $6,160 of these costs as of October 28, 2006.

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
     Unaudited pro forma results for the thirteen weeks ended October 29, 2005 and the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were as follows:

	Thirteen
	Weeks Ended	Thirty-Nine Weeks Ended
	October 29,	October 28,	October 29,
	2005	2006	2005
Net sales	$533,476	$1,703,012	$1,649,092
Net income	$13,188	$20,697	$56,288

Net income per share:
Basic	$0.25	$0.39	$1.06
Diluted	$0.24	$0.39	$1.04
4. TRADEMARKS AND OTHER INTANGIBLE ASSETS
     Trademarks and other intangible assets consist of the following:

	October 28,	January 28,	October 29,
	2006	2006	2005
Trademarks	$155,884	$75,884	$75,884
Customer relationships, non-compete agreements, and leasehold interests	125,809	32,002	32,002

Total trademarks and other intangible assets	281,693	107,886	107,886
Less accumulated amortization	(38,005)	(32,002)	(32,002)

Trademarks and other intangible assets — net	$243,688	$75,884	$75,884

     The changes in the carrying amount of the intangible assets primarily consist of trademarks and other intangible assets acquired in connection with the acquisition of J. Jill (see Note 3).
     Amortization of other intangible assets for the thirteen weeks ended October 28, 2006 and October 29, 2005 was $2,724 and $0, respectively. Of the $2,724 of amortization expense, the Company recorded $401 and $2,323 within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively. Amortization of other intangible assets for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $5,411 and $0, respectively. Of the $5,411 of amortization expense, the Company recorded $809 and $4,602 within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively.

     Estimated amortization expense related to other intangible assets is as follows:

Amount
Remaining fourteen weeks in 2006	$2,910
2007	10,525
2008	8,140
2009	8,139
2010	8,067
2011	7,808
Thereafter	42,215

Total	$87,804

5. COMPREHENSIVE INCOME
     The following is the Company’s comprehensive income for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net income	$8,061	$19,979	$31,559	$73,374
Other comprehensive income (loss):
Foreign currency translation adjustment	(227)	614	153	(367)

Comprehensive income	$7,834	$20,593	$31,712	$73,007

6. STOCK-BASED COMPENSATION
2003 Executive Stock Based Incentive Plan
     The Company’s 2003 Executive Stock-Based Incentive Plan (the “2003 Plan”) provides for the grant of stock options and restricted stock awards to certain key members of management. In accordance with the 2003 Plan, the Company has issued stock options that generally vest over a three-year period at each anniversary date and expire no later than ten years from the grant date. During the thirteen weeks ended October 28, 2006 and October 29, 2005, the Company granted 16,050 and 7,350 options, respectively, to purchase shares of its common stock to employees at an exercise price equal to the fair market value at the date of grant. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company granted 1,077,600 and 983,500 options, respectively, to purchase shares of its common stock to employees at an exercise price equal to the fair market value at the date of grant.
     Additionally, under the provisions of the 2003 Plan, upon the grant of restricted stock, the recipient is required to pay the par value of such shares, $0.01 per share. The shares of restricted stock generally are forfeited to the Company, through the repurchase of such shares, at the $0.01 par value if the employee terminates employment prior to the vesting date. Certain shares granted as performance accelerated restricted stock vest at the end of a five-year service period, however, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate financial goals. Certain other shares of restricted stock are time vested. No shares of restricted stock were granted during the thirteen weeks ended October 28, 2006 and October 29, 2005. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company granted 413,367 and 311,425 shares of restricted stock, respectively. For the thirteen weeks ended October 28, 2006 and October 29, 2005, the Company recorded $502 and $1,965 of compensation expense relating to restricted stock. For the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company recorded $3,340 and $5,590 of compensation expense relating to restricted stock.

     The Company has reserved 7,000,000 shares of common stock under the 2003 Plan for issuance. Any authorized but unissued shares of common stock available for future awards under the Company’s previous 1993 Executive Stock Based Incentive Plan (the “1993 Plan”) were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, canceled or otherwise become available to the Company. At October 28, 2006 there were 2,402,729 shares available for grant under the 2003 Plan.
Amended and Restated Directors Plan
     The Company’s Amended and Restated Directors Plan (“Directors Plan”) provides for the grant of stock options and restricted stock units (“RSUs”) to non-management directors on the Company’s Board of Directors. In accordance with the Directors Plan, the Company has issued stock options that generally vest over a three-year period, but accelerate upon retirement, and expire no later than ten years from the date of grant. No stock options were granted under the Directors Plan during the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005.
     Additionally, in accordance with the Directors Plan, the Company has awarded RSUs which generally vest over one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the RSUs are not deferred, the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to common stock dividends but RSUs do not have voting rights. No RSUs were granted during the thirteen weeks ended October 28, 2006 and October 29, 2005. During each of the thirty-nine weeks ended October 28, 2006 and October 29, 2005, 28,000 RSUs were granted. For the thirteen weeks ended October 28, 2006 and October 29, 2005, the Company recorded $155 and $211 of compensation expense relating to RSUs, respectively. For the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company recorded $498 and $719 of compensation expense relating to RSUs, respectively.
     The number of shares reserved for issuance under the Directors Plan is 1,060,000. As of October 28, 2006, 505,516 shares were available for grant under the Directors Plan.
Adoption of Statement of Financial Accounting Standards No. 123 (revised)
     On January 29, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which requires all stock-based compensation to employees to be recognized in the financial statements at their fair values. The Company elected to use modified-prospective application as its transition method and accordingly, prior period amounts have not been restated. Under this transition method, the Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS No. 123R. For unvested awards outstanding upon the adoption of SFAS No. 123R, the Company is recognizing stock-based compensation expense on a straight-line basis over the remaining requisite service period of the awards. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees, and the related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the thirteen weeks ended October 28, 2006, the effect of the adoption of SFAS No. 123R was a decrease to operating income of $3,267 and a decrease to net income of $2,042, or $0.04 per basic and diluted common share. For the thirty-nine weeks ended October 28, 2006, the effect of the adoption of SFAS No. 123R was a decrease to operating income of $9,127 and a decrease to net income of $5,704, or $0.11 per basic and diluted common share.

     The following table illustrates the effect on net income and net income per share if the Company had recognized stock-based compensation expense under the fair value method for the thirteen and thirty-nine weeks ended October 29, 2005:

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 29, 2005	October 29, 2005
Net income, as reported	$19,979	$73,374
Add: stock-based compensation included in reported net income, net of related tax effects	1,360	3,943
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(3,338)	(10,021)

Pro forma net income	$18,001	$67,296
Earnings per share:
Basic — as reported	$0.38	$1.38

Basic — pro forma	$0.34	$1.27

Diluted — as reported	$0.37	$1.35

Diluted — pro forma	$0.33	$1.24

     SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing inflow. The adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $489 for the thirty-nine weeks ended October 28, 2006.

     The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $8.85 and $12.14 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
Weighted average risk-free interest rate	4.7%	4.0%
Weighted average expected life of option grants	4.5	4.2
Weighted average expected volatility of underlying stock	41.8%	47.9%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	2.0%	1.5%
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

     The fair value of restricted stock awards and RSUs granted during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was based on the closing traded stock price on the date of the grants. The Company recognizes stock-based compensation expense on a straight-line basis over the estimated vesting period.
     Under SFAS No. 123R, the Company is required to estimate forfeitures at the time of grant of equity awards and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine estimated forfeiture rates for its equity awards, the Company uses historical forfeiture data combined with expectations of future forfeitures. These estimated forfeiture rates were applied to all equity awards outstanding as of January 29, 2006, and to all equity awards granted subsequent to January 29, 2006. Therefore, stock-based compensation expense is recorded only for those stock awards that are expected to vest and is periodically updated for actual forfeiture activity and changes in forfeiture estimates as new information becomes available.
     Upon the adoption of SFAS No. 123R, the Company eliminated its deferred compensation balance of $13,403, relating to outstanding equity awards, against additional paid-in capital in the consolidated balance sheet. As the Company records stock-based compensation expense over the requisite service period of the stock-based award, additional paid-in capital is increased.
     As of October 28, 2006, there were $29,190 of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. These costs are expected to be recognized over a weighted average period of 2.5 years.
Stock Option Activity
     Stock option activity during the thirty-nine weeks ended October 28, 2006 was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 28, 2006	7,908,596	$28.74
Granted	1,077,600	25.34
Exercised	(253,168)	13.55
Forfeited	(247,099)	37.70

Outstanding at October 28, 2006	8,485,929	$28.50

     The following table summarizes information regarding stock options outstanding at October 28, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Options	Average	Average	Options	Average
	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
Range of exercise prices
$7.41 - $10.22	130,336	1.3 years	$7.43	130,336	$7.43
$10.23 - $15.33	371,223	2.0 years	12.47	371,223	12.47
$15.34 - $20.45	1,991,169	3.4 years	18.97	1,972,769	18.97
$20.46 - $25.56	1,827,152	7.9 years	25.25	818,352	25.00
$25.57 - $30.68	244,100	6.9 years	27.26	165,499	27.71
$30.69 - $35.79	1,860,899	7.7 years	32.75	950,399	33.16
$35.80- $40.90	1,094,050	5.3 years	35.91	1,079,366	35.89
$40.91 - $46.01	2,000	4.5 years	41.85	2,000	41.85
$46.02 - $51.13	965,000	4.2 years	47.03	965,000	47.03

	8,485,929	5.7 years	$28.50	6,454,944	$28.47

     The total grant date fair value of options that vested during the thirteen and thirty-nine weeks ended October 28, 2006 was $129 and $12,676, respectively. The aggregate intrinsic value of stock options exercised during the thirteen and thirty-nine weeks ended October 28, 2006 was $572 and $2,881, respectively. The aggregate intrinsic value of outstanding and exercisable stock options as of October 28, 2006 was $34,120 and $30,643 respectively. The weighted average remaining life of exercisable stock options was 4.7 years as of October 28, 2006.
Unvested Restricted Stock Awards Activity
     Restricted stock award activity (restricted stock and RSUs) during the thirty-nine weeks ended October 28, 2006 was as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding unvested at January 28, 2006	913,500	$30.36
Granted	441,367	25.36
Vested	(147,138)	25.44
Forfeited	(20,026)	29.54

Outstanding unvested at October 28, 2006	1,187,703	$29.13

     The intrinsic value of restricted stock awards that vested during the thirteen and thirty-nine weeks ended October 28, 2006 was $0 and $3,506, respectively.
7. NET INCOME PER SHARE
     The weighted average shares used in computing basic and diluted net income per share are presented below. Options to purchase 5,961,801 and 4,143,564 shares of common stock were outstanding during the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and were not included in the computation of diluted net income per share for that period. Options to purchase 5,961,801 and 4,141,564 shares of common stock were outstanding during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively, and were not included in the computation of diluted net income per share for that period. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common shares, and the effect of including these securities would have been antidilutive.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Shares for computation of basic net income per share	52,854	52,722	52,564	53,026
Effect of stock compensation plans	864	1,214	801	1,244

Shares for computation of diluted net income per share	53,718	53,936	53,365	54,270

8. DEBT:
     A summary of outstanding long-term debt follows:

	October 28,	January 28,	October 29,
	2006	2006	2005
Acquisition Loan Agreement	$380,000	$—	$—
Revolving Credit Agreements	100,000	100,000	100,000
Tilton Facility Loan	9,468	—	—

Total long-term debt	489,468	100,000	100,000
Less current maturities	(80,457)	—

Long term-debt, less current portion	$409,011	$100,000	$100,000

     Long-term Debt – In February 2006, the Company entered into a $400,000 Bridge Loan Agreement in connection with its planned acquisition of J. Jill. On July 27, 2006, the Bridge Loan was converted into a Term Loan (the “Acquisition Loan” ). Pursuant to the Acquisition Loan agreement, the Company borrowed $400,000 be repaid no later than July 27, 2011. The Acquisition Loan constitutes a senior unsecured obligation of the Company.
     The Acquisition Loan bears interest at a rate per annum equal to LIBOR plus 0.35%. It is to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Loan agreement contains events of default upon the occurrence of which the repayment of the Acquisition Loan could be accelerated. The agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a maximum leverage ratio, a minimum net worth, and a minimum fixed charge coverage ratio. As of October 28, 2006, there were $380,000 in borrowings outstanding under the Acquisition Loan. The Company was in compliance with the covenants associated with the Acquisition Loan agreement as of October 28, 2006.
     In addition, the Company has revolving credit agreements with four banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $100,000, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of October 28, 2006, the weighted average interest rate on the loans was 6.2%. At October 28, 2006, January 28, 2006, and October 29, 2005, the Company had $100,000 outstanding under its Revolving Credit Agreements. None of the outstanding balance is currently payable. Of the $100,000 outstanding, $42,000 is due in January 2008 and $58,000 is due in April 2008, but may be extended upon approval of the banks.
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
     Line of Credit- In connection with the execution of the Acquisition Loan Agreement, the Company decreased the maximum borrowings available under its unsecured line of credit facilities from $125,000 to $115,000. At October 28, 2006, there was $40,000 outstanding under these facilities with the outstanding balances due between one and two months. The weighted average interest rate at October 28, 2006 on these facilities was 5.9%. At January 28, 2006 and October 29, 2005, no amounts were outstanding under these facilities.
     Letters of Credit- The Company has renewed its two letter of credit facilities and increased the limits of each from $100,000 to $150,000. This brings the Company’s total available limit on its letters of credit, which it uses primarily for the purchase of merchandise inventories, from $200,000 to $300,000. At October 28, 2006, January 28, 2006, and October 29, 2005, the Company had $108,498, $141,159, and $102,472, respectively, outstanding under its letter of credit facilities.

9. SEGMENT INFORMATION
     The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that comprise the consolidated entity. The Company considers its operating segments to be similar in terms of economic characteristics, purchasing processes, and operations, and has aggregated them into two reporting segments.
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
     The following is the Stores Segment and Direct Marketing Segment information for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005:

	Thirteen Weeks Ended
	October 28, 2006			October 29, 2005
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$460,071	$108,569	$568,640	$362,602	$63,728	$426,330
Direct profit	51,016	25,050	76,066	51,910	15,608	67,518

	Thirty-Nine Weeks Ended
	October 28, 2006			October 29, 2005
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$1,321,796	$271,233	$1,593,029	$1,129,511	$192,927	$1,322,438
Direct profit	162,906	52,250	215,156	181,152	43,668	224,820

     The following reconciles direct profit to consolidated net income for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Total direct profit for reportable segments	$76,066	$67,518	$215,156	$224,820
Less: indirect expenses	55,156	34,610	148,491	105,142

Operating income	20,910	32,908	66,665	119,678
Interest expense, net	8,012	941	16,171	2,279

Income before taxes	12,898	31,967	50,494	117,399
Income tax expense	4,837	11,988	18,935	44,025

Consolidated net income	$8,061	$19,979	$31,559	$73,374

10. EMPLOYEE BENEFIT PLANS
     Net periodic benefit cost is comprised of the following components for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005:
     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Service cost	$2,610	$2,443	$7,932	$7,480
Interest cost	1,908	1,764	5,668	5,292
Expected return on plan assets	(2,036)	(1,805)	(6,124)	(5,300)
Net amortization and deferral	993	1,191	3,099	3,550

Net periodic benefit cost	$3,475	$3,593	$10,575	$11,022

     The components of the Company’s Supplemental Executive Retirement Plan (“SERP”) expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Service cost	$(4)	$187	$456	$592
Interest cost	241	256	805	715
Net amortization and deferral	252	526	1,344	1,141

Net periodic benefit cost	$489	$969	$2,605	$2,448

     The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Service cost	$(134)	$194	$376	$477
Interest cost	(70)	98	196	246
Net amortization and deferral	(517)	19	(393)	37

Net periodic benefit cost (benefit)	$(721)	$311	$179	$760

     The Company changed its reimbursement rates under its Postretirement Medical Plan and remeasured the related liability. As such, the Company recorded a benefit related to the plan during the quarter.
     When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company was not required to make any contributions to the pension plan. The Company did not make any voluntary contributions to the pension plan during the thirteen and thirty-nine weeks ended October 28, 2006. The Company made voluntary contributions to the pension plan during the thirteen and thirty-nine weeks ended October 29, 2005 in the amounts of $13,000 and $14,000, respectively.
     In November 2006, the Company made a voluntary contribution to the pension plan in the amount of $12,000. The Company does not anticipate making any other contributions during 2006.
11. RECENT ACCOUNTING PROUNOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R ) (“SFAS No. 158”), which applies to all employers who offer defined benefit postretirement plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur, which the Company is to adopt for its fiscal year ending February 3, 2007. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employers’ fiscal year end. The Company is required to adopt the measurement provisions of SFAS No. 158 for its fiscal year ending January 31, 2009. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.
     In September 2006, SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying and evaluating current year misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2007, February 4, 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements.

     In June 2006, the EITF reached consensus on EITF Issue No. 06-3, Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions (“EITF No. 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amounts of taxes included in the financial statements. The Company records sales tax collected from its customers on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.
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
     The Company conforms to the National Retail Federation’s fiscal calendar. The thirteen weeks ended October 28, 2006 and October 29, 2005 are referred to herein as the third quarter of 2006 and 2005. The thirty-nine weeks ended October 28, 2006 and October 29, 2005 are referred to herein as year-to-date 2006 and 2005.
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
     The Company has provided data regarding the J. Jill brand’s comparable store sales from the date of the acquisition, May 3, 2006. These comparable store sale statistics refer to the percentage change in comparable store sales from the same period in 2005. Management believes that the percentage change in comparable store sales is a meaningful measure and provides relevant information related to current sales performance compared to prior periods.
Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	63.1%	62.0%	64.7%	62.6%
Selling, general and administrative expenses	33.2%	30.3%	31.1%	28.4%
Operating income	3.7%	7.7%	4.2%	9.0%
Interest expense, net	1.4%	0.2%	1.0%	0.2%
Income before taxes	2.3%	7.5%	3.2%	8.8%
Income tax expense	0.9%	2.8%	1.2%	3.3%
Net income	1.4%	4.7%	2.0%	5.5%

     The Thirteen Weeks Ended October 28, 2006 Compared to the Thirteen Weeks Ended October 29, 2005 (Third Quarter)
Net Sales
     Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include the Company’s catalog and Internet channels. The following table shows net retail store sales by brand and net direct marketing sales in total for the thirteen weeks ended October 28, 2006 and October 29, 2005 (in millions):

	October 28,	October 29,
	2006	2005
Net retail store sales: Talbots brand	$382.7	$362.6
Net retail store sales: J. Jill brand	77.3	—
Net direct marketing sales: total Company	108.6	63.7

Total net sales	$568.6	$426.3

     Net sales in the third quarter of 2006 were $568.6 million compared to $426.3 million in the third quarter of 2005, an increase of $142.3 million, or 33.4%.
     Talbots Brand Retail Stores
     The $20.1 million, or 5.5%, increase in Talbots brand retail store sales was driven by two factors. First, reflected in retail stores sales was a $13.2 million, or 4.0%, increase in comparable stores sales. Comparable store sales were influenced by a strong August and September for the brand. Management believes that comparable store sales were driven by a strong assortment of updated classic merchandise and certain key initiatives that the Company implemented with a goal toward improving the third quarter, including: presenting the customer with a broader selection of styles, implementing sharper pricing across all merchandise categories, making strategic changes to product flow, and adjusting the promotional calendar. The strength of August and September comparable store sales was offset by the Company’s greater than expected softness of October sales, particularly in the latter part of the period. Looking ahead to the fourth quarter, in November, the Company experienced success with its holiday gift catalog which has historically proven to be a store traffic driver. Also in November, the Company saw healthy comparable store sales trends from its core Talbots brand customers. During that period, however, the Company had not yet seen the level of demand from its non-core customers that it anticipated. The Company hopes to benefit from the number of marketing initiatives planned throughout the fourth quarter, including the Company’s important semi-annual sales event, which traditionally begins the day after Christmas.
     Also driving increased sales was the increase in the number of stores from the prior year. As of October 28, 2006, the Company operated a total of 1,118 Talbots brand stores with gross and selling square footage of approximately 4.4 million square feet and 3.4 million square feet, respectively. This represents an increase of approximately 2.6% in gross and selling square footage from October 29, 2005, when the Company operated 1,081 stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively.
     J. Jill Brand Retail Stores
     As of October 28, 2006, the Company operated 228 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million and 0.7 million, respectively. During the third quarter of 2006, the Company opened 18 J. Jill brand stores. The J. Jill brand’s retail store sales reflected a 6.6% decline in comparable store sales from the same period a year ago, which management believes is a continuation of sales trends resulting from strategies put in place prior to the acquisition. Although the brand’s quarterly comparable store sales trends continue to be negative in comparison to the prior year, the degree of decline has improved each quarter of the year. The Company executed certain key initiatives which management believes have contributed to improved comparable store sales, such as making adjustments to the merchandise, particularly in terms of color and design, offering the customer consistent pricing across all channels, and unifying the promotional and marketing calendars. Management is hopeful that these initiatives will result in modest top-line improvement in the J. Jill brand’s retail store sales during the remainder of 2006; however, the overall effect of these initiatives is expected to be more fully realized by the second quarter of 2007.

     Direct Marketing Sales
     The $44.9 million, or 70.5%, increase in direct marketing sales is primarily attributable to the acquired catalog and Internet business of the J. Jill brand. Both brands continue to experience solid growth in Internet sales, with Talbots Internet sales representing 43% of their direct business during the quarter in comparison with 39% for the third quarter of the prior year, and J. Jill’s Internet sales representing 53% of their direct business during the third quarter of 2006. The percentage of the Company’s net sales derived from direct marketing increased from 14.9% during the third quarter of 2005 to 19.1% during the third quarter of 2006, primarily due to the acquisition of J. Jill.
Cost of Sales, Buying, and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 63.1% in the third quarter of 2006, which included results for the Talbots brand and the J. Jill brand, from 62.0% in the third quarter of 2005, which included results for the Talbots brand only. This represents a 110 basis point deterioration in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure product gross margin decreasing by approximately 45 basis points. The decline in gross margin was primarily due to lower markups resulting from sharper price points offered across all merchandise categories. Also contributing to the increase was higher J. Jill brand incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the area of fulfillment costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses as a percentage of net sales increased to 33.2% in the third quarter of 2006, which included results for the Talbots brand and the J. Jill brand, compared to 30.3% in the third quarter of 2005, which included results for the Talbots brand only. The increase in selling, general, and administrative costs was primarily due to acquisition related costs incurred during the period. Also contributing to the increase was higher J. Jill brand incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the area of catalog production costs. Additionally, the increase was due to stock-based compensation expense recorded as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123R”).
     During the third quarter of 2006, the Company recorded stock-based compensation expense related to stock options of $0.5 million and $2.8 million within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively. On January 29, 2006, the Company adopted SFAS No. 123R, which requires recognition of share-based compensation costs based on fair value in financial statements. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based awards. For the third quarter of 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before income taxes of $3.3 million and a decrease to net income of $2.0 million, or $0.04 per diluted common share. The Company elected to use the modified-prospective application method as its transition method under SFAS No. 123R. Therefore, prior periods were not restated. Under this transition method, the Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS 123R. For unvested awards outstanding upon the adoption of SFAS 123R, the Company is recognizing stock-based compensation expense on a straight-line basis over the remaining requisite service period of the awards. Had the Company recognized compensation expense under the fair value method during the third quarter of 2005, such expense would have decreased net income before income taxes by $3.2 million and net income by $2.0 million, or $0.04 per diluted common share. The Company expects stock-based compensation expense attributable to options granted and outstanding as of October 28, 2006 to be approximately $0.04 per diluted common share for the remainder of 2006, for a total of approximately $0.15 per diluted common share for the year.

     Under SFAS No. 123R, the Company is required to estimate forfeitures at the time of grant of equity awards and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine estimated forfeiture rates for its equity awards, the Company used historical forfeiture data combined with expectations of future forfeitures. These estimated forfeiture rates were applied to all equity awards outstanding as of January 29, 2006, and to all equity awards granted subsequent to January 29, 2006. Therefore, stock-based compensation expense is recorded only for those stock awards that are expected to vest and is periodically updated for actual forfeiture activity and changes in forfeiture estimates as new information becomes available. For the third quarter of 2005, forfeitures were recognized as incurred for purposes of the pro forma disclosures required under SFAS No. 123.
     As of October 28, 2006, there were $29.2 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. The cost is expected to be recognized over a weighted average period of 2.5 years.
Net Interest Expense
     Net interest expense increased to $8.0 million in the third quarter of 2006 compared to $0.9 million in the third quarter of 2005. This increase was primarily due to the increased level of borrowings during the third quarter of 2006 compared to the third quarter of 2005. The average level of debt outstanding including short-term and long-term borrowings was $561.4 million in the third quarter of 2006 compared to $107.9 million in the third quarter of 2005. In February 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. On July 27, 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments. Also impacting interest expense were increased interest rates. The average interest rate on short-term and long-term borrowings was 6.0% in the third quarter of 2006 compared to 4.5% in the third quarter of 2005.
Income Tax Expense
     Income tax expense for the third quarter of 2006 was $4.8 million, compared to $12.0 million for the third quarter of 2005. The effective tax rate for both periods was 37.5%.
Acquisition Related Costs
     Acquisition related costs incurred during the third quarter of 2006 were $13.6 million, or $0.16 per diluted common share. Acquisition related costs include amortization of acquired intangibles, integration expenses, employee retention plans, and interest expense on the Company’s term loan facility used to partially fund the acquisition.
     During the third quarter of 2006, the Company recorded approximately $0.8 million of acquisition related costs within cost of sales, buying and occupancy expenses, $6.9 million within selling, general and administrative expenses, and $5.9 million within interest expense. Acquisition related costs, including integration expenses and retention plans, are expected to continue into 2007, while interest expense is expected to continue over the life of the term loan, or five years. Management is in the process of finalizing the valuation of the acquired J. Jill intangibles; however the amortization of the intangible assets, which was approximately $2.7 million during the quarter, is expected to continue for the estimated lives of the intangible assets, or a weighted average life of approximately 11 years, based on management’s current estimate. The amount of annual amortization has not yet been finalized. The Company currently anticipates that the effect of acquisition related costs on earnings per share in the fourth quarter of 2006 will be approximately $0.13 per diluted common share.

The Thirty-Nine Weeks Ended October 28, 2006 Compared to the Thirty-Nine Weeks Ended October 29, 2005 (Year-to-date)
Net Sales
     The following table shows net retail sales by brand and net direct marketing sales in total for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (in millions):

	October 28,	October 29,
	2006	2005
Net retail store sales: Talbots brand	$1,171.3	$1,129.5
Net retail store sales: J. Jill brand	150.5	—
Net direct marketing sales: total Company	271.2	192.9

Total net sales	$1,593.0	$1,322.4

     Year-to-date 2006 net sales were $1,593.0 million compared to year-to-date 2005 net sales of $1,322.4, an increase of $270.6 million, or 20.5%.
     Talbots Brand Retail Stores
     The $41.8 million, or 3.7%, increase in Talbots brand retail store sales was driven by two factors. First, reflected in retail stores sales was a $26.9 million, or 2.6%, increase in comparable stores sales. Comparable store sales were influenced by strong sales over the April to September period, these months representing a combined 5.5% increase over the prior year, offset by declines in the other months. Management believes that comparable store sales were primarily driven by the brand’s improved merchandise offering during the period. Additionally, management implemented key initiatives in the third quarter which it believes contributed to stronger sales. Management believes that the timing of promotions, underperforming catalogs, as well as adverse weather conditions led to decreased customer traffic and declines in comparable store sales in the other months.
     Also driving increased sales was the increase in the number of Talbots brand stores. As of October 28, 2006, the Company operated a total of 1,118 Talbots brand stores with gross and selling square footage of approximately 4.4 million square feet and 3.4 million square feet, respectively. This represents an increase of approximately 2.6% in gross and selling square footage from October 29, 2005, when the Company operated 1,081 stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively.
     J. Jill Brand Retail Stores
     As of October 28, 2006, the Company operated 228 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million and 0.7 million, respectively. Since the date of acquisition, May 3, 2006, the Company has opened 23 J. Jill brand stores. The J. Jill brand’s retail store sales reflected a 7.4% decline in comparable store sales for the twenty-six weeks ended October 28, 2006 compared to the twenty-six weeks ended October 29, 2005, which management believes is a continuation of sales trends resulting from strategies put in place prior to the acquisition. Specifically, management believes that comparable store sales were influenced by a weak top line performance of merchandise that was not brand appropriate, which negatively impacted regular and markdown selling for the brand. Additionally, management believes that a number of significant shifts in the promotional calendar, as well as the reduction in catalog circulation during the period, led to decreased customer traffic and spending resulting in lower than expected retail sales for the brand. Although the brand’s comparable store sales trends continued to be negative throughout the period, the Company has seen a sequential quarterly improvement in comparable store sales performance since the date of acquisition. The Company executed certain key initiatives which management believes assisted in improved comparable store sales, such as making adjustments to the merchandise, particularly in terms of color and design, offering the customer consistent pricing across all channels, and unifying the promotional and marketing calendars. Management is hopeful that these initiatives will result in modest top-line improvement in the J. Jill brand’s retail store sales during the remainder of 2006; however, the overall effect of these initiatives is expected to be more fully realized by the second quarter of 2007.

     Direct Marketing Sales
     The $78.3 million, or 40.6%, increase in direct marketing sales is primarily attributable to the acquired catalog and Internet business of the J. Jill brand. Both brands continue to experience solid growth in Internet sales, with Talbots year-to-date Internet sales representing 45% of their direct business in comparison to 40% for the same period of the prior year, and J. Jill’s Internet sales representing 53% of their direct business since the date of the acquisition. The percentage of the Company’s net sales derived from direct marketing increased from 14.6% year-to-date 2005 to 17.0% year-to-date 2006, primarily due to the acquisition of J. Jill.
Cost of Sales, Buying, and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 64.7% year-to-date 2006, which included results for the Talbots brand for the entire period and the J. Jill brand from the date of acquisition, from 62.6% year-to-date 2005, which included results for the Talbots brand only. This represents a 210 basis point deterioration in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure product gross margin decreasing by approximately 140 basis points. The decline in gross margin was primarily due to lower markups resulting from sharper price points offered across all merchandise categories as well as increased levels of markdown selling of the Talbots brand as compared to the prior year as a result of the planned increased inventory levels for the second quarter sales event.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses as a percentage of net sales increased to 31.1% year-to-date 2006, which included results for the Talbots brand for the entire period and the J. Jill brand from the date of acquisition, compared to 28.4% year-to-date 2005, which included results for the Talbots brand only. The increase in selling, general, and administrative costs was primarily due to acquisition related costs incurred during the period. Also contributing to the increase was higher J. Jill brand incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the area of catalog production costs. Additionally, the increase was due to stock-based compensation expense recorded as a result of the adoption of SFAS No. 123R.
     Year-to-date 2006, the Company recorded stock-based compensation expense related to stock options of $1.3 million and $7.8 million within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively. The effect of the adoption of SFAS No. 123R was a decrease to income before income taxes of $9.1 million and a decrease to net income of $5.7 million, or $0.11 per diluted common share. Had the Company recognized compensation expense under the fair value method in 2005, such expense would have decreased year-to-date income before income taxes by $9.7 million and year-to-date net income by $6.1 million, or $0.11 per diluted common share.
Net Interest Expense
     Year-to-date 2006 net interest expense increased to $16.2 million compared to year-to-date 2005 net interest expense of $2.3 million. This increase was primarily due to increased levels of borrowings year-to-date 2006 compared to the same period of 2005. The average level of debt outstanding including short-term and long-term borrowings was $541.7 million year-to-date 2006 compared to $107.8 year-to-date 2005. In February 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. The interest cost associated with this debt was largely offset by the earnings on the invested cash until May 3, 2006, when the borrowed funds were used to acquire J. Jill. On July 27, 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments. Also impacting interest expense was increased interest rates. The average interest rate on short-term and long-term borrowings was 5.6% year-to-date 2006 compared to 3.9% year-to-date 2005.
Income Tax Expense
     Year-to-date 2006 income tax expense was $18.9 million, compared to year-to-date 2005 income tax expense of $44.0 million. The effective tax rate for both periods was 37.5%.

Acquisition Related Costs
     Year-to-date 2006, the Company recorded approximately $26.9 million, or $0.31 per diluted common share of acquisition related costs. Acquisition related costs include amortization of acquired intangibles, integration expenses, employee retention plans, and interest expense on the Company’s term loan facility used to partially fund the acquisition.
     Year-to-date 2006, the Company recorded approximately $2.4 million of acquisition related costs within cost of sales, buying and occupancy expenses, $12.9 million within selling, general and administrative expenses, and $11.6 million within interest expense. Acquisition related costs, including integration expenses and retention plans, are expected to continue into 2007, while interest expense is expected to continue over the life of the term loan, or five years. Management is in the process of finalizing the valuation of the acquired J. Jill intangibles; however the amortization of the intangible assets, which was approximately $5.4 million during year-to-date 2006, is expected to continue for the estimated lives of the intangible assets, or a weighted average life of approximately 11 years, based on management’s current estimate. The amount of annual amortization has not yet been finalized.
Liquidity and Capital Resources
     The Company’s primary sources of capital are cash flows from operating activities and line of credit facilities from five banks, with maximum available short-term borrowings of $115.0 million. At October 28, 2006, and October 29, 2005, the Company had borrowings outstanding under these facilities in the amounts of $40.0 million and $0, respectively. Additionally, the Company has two letter of credit agreements totaling $300.0 million, which it uses primarily for the purchase of merchandise inventories. At October 28, 2006 and October 29, 2005, the Company held $108.5 million and $102.5 million, respectively, in outstanding letters of credit for purchase commitments. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.
     Year-to-date 2006, cash and cash equivalents decreased $60.0 million compared to a decrease of $20.4 million during the same period of 2005, which included only the Talbots brand.
     Cash provided by operating activities decreased by $15.3 million to $82.2 million year-to-date 2006, as compared to $97.5 million year-to-date 2005. The decrease was primarily due to changes in inventory levels, accrued liabilities, and a decrease of net income in the amount of $41.8 million, offset by the change in prepaid and other current assets and accounts payable balances. The increase in inventory levels was driven by the Company’s normal growth of the U.S Women’s Talbots brand inventories as well as higher levels of in-transit inventory. The Company had in-transit inventory of $42.1 million at October 28, 2006 compared to in-transit inventory of $19.8 million at October 29, 2005, thus resulting in higher inventory levels in 2006. This change in in-transit inventory levels is primarily a result of timing and is partially offset by the change in accounts payable. Year-to-date 2006, the average inventory per square foot in the Company’s U.S. Women’s Talbots brand and J. Jill brand apparel stores were flat in comparison to same period of 2005. The Company currently expects U. S. Women’s Talbots brand and J. Jill brand apparel store inventories on a per square foot basis to remain flat to slightly positive for the fourth quarter of 2006.
     The change in accrued liabilities was due to the termination and distribution of J. Jill’s deferred compensation plan as well as the payments of severance made during 2006, both as a result of the acquisition. The change in prepaid and other current assets was due to the related deferred compensation investment that was distributed during 2006 as well as the timing of rent payments. In 2006, the Company paid rent subsequent to October 28, 2006, thus the balance of prepaid rent was lower than the balance at October 29, 2005 as rents were paid in advance of the quarter’s fiscal close.
     Cash used in investing activities was $543.2 million year-to-date 2006 compared to cash used in investing activities of $55.1 million year-to-date 2005. The primary use of funds year-to-date 2006 was the purchase of J. Jill in May 2006. The Company paid $524.3 million in cash to purchase J. Jill, including $6.0 million in acquisition related costs.

     Additions to property and equipment year-to-date 2006 primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. Year-to-date 2006, the Company opened 37 new Talbots brand stores and 23 new J. Jill brand stores from the date of the acquisition, and spent approximately $59.5 million on new store openings and expansions and renovations of existing stores. Year-to-date 2005, the Company opened 40 new Talbots stores and spent approximately $48.9 million on new store openings and expansions and renovations of existing Talbots stores. The Company currently expects to open an additional 13 Talbots brand stores, with expansion primarily in the Misses and Woman business concepts, and 11 J. Jill brand stores during the fourth quarter of 2006. The Company expects to spend approximately $50.0 million in capital expenditures during the fourth quarter of 2006, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for information technology, infrastructure initiatives, and other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2006 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
     Cash provided by financing activities was $400.8 million year-to-date 2006 compared to cash used in financing activities of $62.8 million year-to-date 2005. The primary source of funds year-to-date 2006 was the Company’s borrowings of $400.0 million to finance the acquisition of J. Jill. In February 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. In July 2006, the Company converted the $400.0 million loan to a five-year term loan. The term loan is expected to be repaid in equal quarterly installments of $20.0 million over the five-year term. The Company made its first payment of $20.0 million in October 2006. During the first quarter of 2006, the Company also borrowed $45.0 million under its short term facilities which was repaid in the second quarter. During the third quarter of 2006, the Company borrowed $40.0 million under its short term facilities. This amount is expected to be repaid during the fourth quarter of 2006. Also year-to-date 2006, the Company paid $20.5 million in dividends. The dividends were paid at a rate of $0.12 during the first quarter of 2006 and at a rate of $0.13 during the second and third quarters of 2006. On November 6, 2006, the Company announced that its Board of Directors approved the payment of a quarterly dividend of $0.13 per share payable on or before December 18, 2006 to shareholders of record as of December 4, 2006. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook. Additionally, year-to-date 2006, the Company repurchased 46,528 shares of its common stock at an average price of $23.91 per share from employees to cover tax withholding obligations associated with the vesting of restricted stock and repurchased 20,026 unvested shares of restricted stock at a price of $0.01 per share.
     SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statements of cash flows as a financing cash inflow. The adoption of SFAS No. 123R decreased cash flows from operating activities and increased cash flows from financing activities by $0.5 million year-to-date 2006 compared to the presentation used prior to the adoption of SFAS No. 123R.
     The primary use of cash in financing activities year-to-date 2005 was the Company’s repurchase of approximately 1.7 million shares of common stock at a cost of approximately $50.0 million. The majority of these repurchases were made under a stock repurchase program approved by the Company’s Board of Directors in April 2005. As of October 30, 2005, the Company had completed its repurchases under this program. Additionally, the Company paid dividends in the amount of $18.9 million at a rate of $0.11 per share during the first quarter of 2005 and at a rate of $0.12 per share during the second and third quarters of 2005.
     As of October 28, 2006 and October 29, 2005, the Company had short-term borrowings outstanding under its line of credit facility in the amounts of $40.0 million and $0, respectively. The Company from time to time borrows under its line of credit facility for working capital and similar general corporate needs and expects that borrowings will occur during 2006 from time to time. Given the acquisition of J. Jill, the Company currently expects that borrowings under its line of credit facility during the fourth quarter of 2006 will be higher than the same period in 2005.
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

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R ) (“SFAS No. 158”), which applies to all employers who offer defined benefit postretirement plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur, which the Company is to adopt for its fiscal year ending February 3, 2007. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employers’ fiscal year end. The Company is required to adopt the measurement provisions of SFAS No. 158 for its fiscal year ending January 31, 2009. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.
     In September 2006, SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying and evaluating current year misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2007, February 4, 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements.
     In June 2006, the EITF reached consensus on EITF Issue No. 06-3, Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions (“EITF No. 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amounts of taxes included in the financial statements. The Company records sales tax collected from its customers on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies
     In the Company’s 2005 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, allowance for doubtful accounts, and income taxes. The Company has reviewed its policies and determined that these remain critical accounting policies for the quarter ended October 28, 2006. The Company did not make any significant changes to these policies during the quarter. The Company believes that the purchase of J. Jill during the second quarter of 2006 and the adoption of SFAS No. 123R during the first quarter of 2006 resulted in the following additional critical accounting policies:

     Purchase Price Allocation – The Company accounts for its acquisition of J. Jill under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), which provides that purchase prices be allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired is recorded as goodwill. The acquisition of J. Jill was completed on May 3, 2006 for a total purchase price of approximately $524.3 million, including $6.0 million of transaction costs. The Company is in the process of finalizing its valuation of J. Jill’s intangible assets and certain other assets and liabilities. The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information on management’s estimates and assumptions is obtained and the valuation is finalized. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of intangibles and their related amortization method. Changes to the valuation of these items may result in adjustments to the overall purchase price allocation of these items and the related amortization.
     Stock–Based Compensation – The Company accounts for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123R. To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated expected volatility of the Company’s common stock price over the expected term, the expected dividend rate, and the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the options. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of expense recognized in the consolidated statements of earnings.
Forward-looking Information
     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company including assumptions and projections concerning integration costs, purchase-related accounting adjustments, acquisition synergies, store traffic, levels of store sales including regular-price selling and markdown selling, and customer preferences. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including the risk that the J. Jill business will not be successfully integrated, the risk that the cost savings and other synergies from the transaction may not be fully realized or may take longer to realize than expected, the risk that the acquisition will disrupt Talbots or J. Jill’s core business, transaction and integration costs, the reaction of Talbots and J. Jill customers and suppliers to the transaction, diversion of management time on merger-related issues, effectiveness of the Company’s brand awareness and marketing programs, any different or any increased negative trends in its regular-price or markdown selling, acceptance of the Company’s fashions including the Company’s seasonal fashions, the Company’s ability to anticipate and successfully respond to changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its major sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, effectiveness and profitability of new concepts as well as the profitability and success of the J. Jill brand, any difference between estimated and actual stock option expense and retail economic conditions including consumer spending, consumer confidence and a continued uncertain economy, and uncertainties associated with the expiration of trade quotas for member countries of the World Trade Organization. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission including the Company’s Annual Report of Form 10-K (under “Risk Factors”), and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. Except as required by law, the Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report even if such results, changes, estimates or circumstances make it clear that any forward looking statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.
     As of October 28, 2006, the Company had outstanding variable rate borrowings of $380.0 million under its $400.0 million term loan facility, $100.0 million under its revolving credit facility and $40.0 million under its line of credit facilities, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.7 million for the quarter ended October 28, 2006.
     The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and three stores in the United Kingdom as of October 28, 2006. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 28, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of October 28, 2006.
Changes in Internal Control over Financial Reporting
     Except for the acquisition of J. Jill, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company considers the acquisition of J. Jill material to its results of operations, financial position and cash flows, and is in the process of integrating the internal control procedures of J. Jill into its internal control structure. As permitted by the rules and regulations of the SEC, the Company will exclude J. Jill from its annual assessment for the year ending February 3, 2007.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     A summary of the repurchase activity under certain equity programs, for the thirteen weeks ended October 28, 2006 is below:

			Approximate Dollar Value of Shares that
	Total Number		may yet be Purchased
	of Shares	Average Price Paid	under the Equity
Period	Purchased (1)	per share	Award Programs (2)
July 30, 2006 through August 26, 2006	—	$—	$11,357
August 27, 2006 through September 30, 2006	14,000	0.01	11,217
October 1, 2006 through October 28, 2006	—	—	11,217

Total	14,000	$0.01	$11,217

1.	The Company repurchased 14,000 shares in connection with stock forfeited by employees prior to vesting under the Company’s equity compensation plan, at an acquisition price of $0.01 per share.

2.	As of October 28, 2006, there were 1,121,703 shares of unvested restricted stock that were subject to buyback at $0.01 per share, or $11,217 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.

Item 6. Exhibits.
10.1	The Talbots, Inc. Management Incentive Plan Performance Criteria. (1)

10.2	Amendment No. 3 to Employment Agreement by and between The Talbots, Inc. and Arnold B. Zetcher dated September 28, 2006. (2)

10.3	Grant Agreement, by and among The Talbots, Inc., The J. Jill Group, Inc., and Olga L. Conley dated May 8, 2006. (2)

10.4	Change in Control Agreement by and between The Talbots, Inc. and Olga L. Conley. (2)

31.1	Certification of Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: December 6, 2006

THE TALBOTS, INC.

By	/s/ Edward L. Larsen Edward L. Larsen
Senior Vice President, Finance
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)