Form 10-K
period 2007-02-03
TALBOTS INC
filed 2007-04-10
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 3, 2007
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price of $20.66 per share as quoted by the NYSE) as of the last business day of the registrant’s most recently completed second fiscal quarter, July 29, 2006, was $471 million.

As of April 6, 2007, 54,399,122 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 24, 2007 are incorporated by reference into Part III of this Form 10-K.

The Talbots, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended February 3, 2007

PART I

Item 1.	Business.

General

The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a leading international specialty retailer and cataloger of women’s, children’s, and men’s apparel, accessories and shoes sold under the Talbots and J. Jill brand names. The Company operates stores in the United States, Canada, and the United Kingdom. In addition, customers may shop online at www.talbots.com or www.jjill.com.

Talbots brand.  The Talbots brand, which began operations in 1947 as a single store in Hingham, Massachusetts, offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own branded merchandise in misses, petites, woman and woman petite sizes. Talbots Kids offers an assortment of high quality classic clothing and accessories for infants, toddlers, boys, and girls. Talbots Mens offers a distinguished line of classic men’s sportswear and dress furnishings. Talbots markets its products through retail stores, catalogs, and online.

Talbots brand merchandising strategy focuses on achieving a “classic look” that emphasizes timeless styles and quality. Talbots brand stores, catalogs, and website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric, and fit of Talbots brand merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its Talbots brand customers are high-income, college-educated, and employed, primarily in professional and managerial occupations, and are attracted to the Talbots brand by its focused merchandising strategy, personalized customer service, and continual flow of high quality, reasonably priced classic merchandise.

J. Jill brand.  On May 3, 2006, the Company acquired The J. Jill Group, Inc. (“J. Jill”), a multi-channel specialty retailer of women’s apparel. J. Jill markets its products through retail stores, catalogs, and online.

J. Jill’s brand merchandising strategy focuses on offering trend relevant, sophisticated, casual apparel designed to appeal to active, high-income women age 35 and older. J. Jill brand stores, catalog, and website offer a variety of apparel and accessories in a wide range of sizes, including misses, petite, tall, and woman. The Company believes that the J. Jill brand merchandise reflects its core customers’ desires and needs — style, comfort, individuality, artistic simplicity, a woman’s version of femininity and social responsibility. The J. Jill brand uses lifestyle photography that depicts women with whom its core customers can identify — women with graceful confidence, women with strong connections to friends, family, and community, and women who are alluring yet real. The Company believes that a majority of its J. Jill brand customers are high-income, well-educated, employed in a managerial or leadership role, and are attracted to the J. Jill brand by its unique aesthetic style, exceptional customer service, and quality of well-priced merchandise.

As of February 3, 2007, the Company operated a total of 1,364 stores in 47 states, the District of Columbia, Canada and the U.K., with 1,125 stores under the Talbots brand name and 239 stores under the J. Jill brand name. The Company’s 1,364 stores consisted of the following: 554 Talbots Misses stores (including 20 Misses stores in Canada and three Misses stores in the United Kingdom), 297 Talbots Petites stores (including four Petites stores in Canada), 39 Talbots Accessories & Shoes stores, 67 Talbots Kids stores, 131 Talbots Woman stores (including three Woman stores in Canada), 12 Talbots Mens stores, two Talbots Collection stores, 23 Talbots Outlet stores (including one Outlet store in Canada), 231 J. Jill stores, and eight J. Jill Outlet stores.

The Company’s direct marketing business includes both catalog and Internet channels. The Company’s catalogs are designed to drive customers to their preferred shopping channel, including stores, a call center, and online. In 2006, the Company circulated 48 million Talbots brand catalogs. For the full year of 2006, 70 million J. Jill brand catalogs were circulated. The Company’s websites are a natural extension of the Company’s existing stores and catalog channels offering the same broad assortment of Talbots and J. Jill brand existing store and catalog merchandise.

Information concerning the Company’s retail store business, direct marketing business, and certain geographic information is set forth in Note 13, “Segment and Geographic Information,” of the Company’s consolidated financial statements included in this Form 10-K.

Operating Strategy

The Company’s overall objective is to satisfy the fashion needs of women, children, and men by offering relevant, sophisticated clothing and complementary accessories that appeal to its target customer. Both Talbots and J. Jill serve the 35 plus population; J. Jill focusing on apparel for a sophisticated casual lifestyle, with artistically inspired styles, providing a counterpoint to Talbots offering of updated modern classics. The key elements of the Company’s operating strategy to achieve its objectives by brand are as follows:

Talbots Brand.  Maintain its strong competitive position in the classic niche by providing consistently classic women’s, children’s, and men’s apparel, accessories and shoes. Talbots offers a variety of key basic and fashion items and a complementary assortment of accessories and shoes to enable customers to assemble complete outfits. An important aspect of the Company’s marketing strategy is wardrobing the customer from “head-to-toe.” The Company believes that consistently emphasizing timeless styles helps to create a loyal customer base and reduces the risk that its apparel, accessories and shoes will be affected by sudden changes in fashion trends.

Maintain its posture as a limited promotion retailer.  The Company positions itself as a limited-promotion retailer. Historically, the Company has held only four sale events a year in its Talbots stores, consisting of two end-of-season clearance sales and two mid-season clearance sales. In 2006, the Company added a fifth minor clearance sales event in August to offer customers transitional merchandise at a more relevant, “wear now” time. The Company added an additional markdown event in February 2007, similar to the event held in August 2006. All mid-season and end-of-season store sale events are held in conjunction with catalog and Internet sales events. No other major clearance sale events are typically held; however, the Company does offer a variety of traffic and sales driving events through its stores, catalog, and website, which complement its traditional sale calendar. The Company believes that its strategy of limiting its promotional events reinforces the integrity of its regular prices.

J. Jill Brand.  Continue to make refinements to its product in order to broaden the appeal of the brand’s merchandise. With the implementation of new merchandising leadership in 2006, the Company has begun to implement initiatives to improve the brand’s merchandise. Such initiatives consist of making adjustments to the color offering of the product to more neutral, subtle, wardrobe building colors, shifting from heavy embellishments to a more subtle, sophisticated detailing, and ensuring newness and innovation in each delivery. The Company is also offering a more consistent price structure across all merchandise classifications benefiting both regular-price and markdown selling, and has unified the brand’s marketing and promotional calendar. The Company believes that these initiatives have begun to have a positive impact on the appeal of the brand’s merchandise in the latter part of 2006; however, management expects to see the greater impact from these initiatives in 2007.

Total Company.  Continue to operate as a branded high quality merchandise retailer. The clothing assortment under the exclusive Talbots and J. Jill brands exceeded 99% and 97%, respectively, of inventory purchased during 2006. Sales of branded merchandise provide the Company with a higher gross margin than it believes would be obtained on other merchandise and establishes the Company’s identity as a brand of women’s, children’s, and men’s apparel.

The Company believes that the quality and value of its merchandise are key competitive factors. The Company’s merchandise is manufactured to the specifications of its technical designers and product developers, which enables the Company to offer consistently high quality merchandise that it believes differentiates the Company’s brands from its competitors. The Company continually monitors its manufacturers products to ensure that apparel purchased by the Company is of consistent fit and high quality.

Continue to capitalize on its complementary store, catalog, and online operations.  The Company’s strategy is to operate each brand’s stores, catalogs, and website as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, catalogs, or online. The Company believes that the synergy across these distribution channels offers an important convenience to its customers, provides a competitive advantage to the Company, and is an important element in identifying new store sites and the testing of new business concepts.

In addition to generating sales, catalogs and the website are used to communicate the Company’s image, to provide customers with fashion guidance in coordinating outfits, and to generate store traffic. The customer database compiled through the Company’s catalog operations provides important demographic information and serves as an integral part of the Company’s expansion strategy by helping to identify markets with the potential to support a new store. Although the addition of stores in areas where the catalog has been successful has resulted in slightly lower catalog sales in these areas, the lower catalog sales have been more than offset by the significantly higher sales generated in these areas by the opening of new stores.

Continue to provide superior customer service.  The Company believes that it provides store, catalog, and online customers with an extraordinarily high level of customer service. The Company is committed to constantly improving customer service by enhancing its training programs to ensure that sales and customer service associates are knowledgeable about Talbots and J. Jill brand merchandise, that they are up to date with fashion trends, and are able to make appropriate wardrobing suggestions to customers.

Offer a broad mix of store location types.  The Company believes that providing a broad mix of store location types helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient to its customers. As of February 3, 2007, the Company had 44% of its stores in specialty centers, 39% in malls, 8% in village locations, 5% as freestanding stores, 2% in outlet locations, and 2% in urban locations.

Merchandising, Inventory Control and Distribution

Merchandising

The Company has two distinct merchandising teams; one to achieve a “classic look” which emphasizes timeless styles and quality for the Talbots brand, and one to attain a sophisticated, casual look to reflect a women’s lifestyle desire for relaxed individuality and artistic simplicity for the J. Jill brand. The Company’s stores, catalogs, and websites offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve each brand’s look from “head-to-toe.” The consistency in color, fabric, and fit of each brand’s merchandise also allows a customer to create wardrobes across seasons and years.

Branded Merchandise Design and Purchasing.  The Company’s branded merchandise is designed and produced through the coordinated efforts of the Company’s merchandising and manufacturing teams. Talbots brand teams consist of the New York-based product development office, the Hingham, Massachusetts-based buying and manufacturing staffs, and the Hong Kong-based production office. J. Jill’s brand teams consist of the Quincy, Massachusetts-based product development, buying, and manufacturing staffs and the India-based production office. With the acquisition of J. Jill, the Company anticipates utilizing both the Hong Kong and India production offices across both brands in the future. Styles for the Company’s branded merchandise are developed based upon historical sales data, anticipated future sales, and current and future fashion trends that will appeal to its target customers.

Each brand’s merchandising and manufacturing teams develop in-house designs and design modifications. By conceptualizing and designing in-house, the Company has been able to realize higher average initial gross profit margins for its clothing and accessories, while at the same time providing value to its customers.

Sourcing.  During 2006, the Company purchased approximately 78% of its Talbots brand merchandise and 88% of its J. Jill brand merchandise directly from offshore vendors. During the year, the Company’s Hong Kong office accounted for approximately 42% of the Talbots brand’s total direct offshore sourcing, with the remaining 58% being handled through various agents. Additionally, the Company’s India office accounted for approximately 11% of the J. Jill brand’s total direct offshore sourcing, with the remaining 89% being handled through various agents.

During 2006, the Company sourced 33% of its Talbots brand merchandise and 14% of its J. Jill brand merchandise from Hong Kong. In order to diversify the Company’s sourcing operations, the Company utilizes exclusive overseas sourcing arrangements in Indonesia, Singapore, Thailand, Malaysia, and South Korea. Under the terms of an agreement between the Company and Eralda Industries (“Eralda”), a long-time supplier of the Company, Eralda serves as an exclusive agent in Indonesia, Singapore, Thailand, and Malaysia and as a non-exclusive agent in Hong Kong, Macau, and China. Eralda has established offices in Thailand, Indonesia, and Hong Kong to serve the Company in this capacity. In addition, the Company utilizes non-exclusive agents in other countries, including Japan, Italy, Portugal, Spain, and Brazil, as well as domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to ensure that no one company or country is responsible for a disproportionate amount of the Company’s merchandise. Directly sourced merchandise is currently manufactured to the Company’s specifications by independent foreign factories located primarily in Asia (Hong Kong, other provinces in China, India, and Macau).

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any vendor. The Company takes measures to monitor its vendors for compliance with the Fair Labor Standards Act and believes that it has good relationships with its vendors.

Inventory Control and Distribution

The Company uses centralized distribution systems, under which all U.S. merchandise is received, processed, and distributed through its store and direct marketing distribution centers in Lakeville, Massachusetts for the Talbots brand and in Tilton, New Hampshire for the J. Jill brand. The Company also has smaller distribution centers in both the United Kingdom and Canada to process Talbots brand store inventory in those locations. Merchandise received at the distribution centers is promptly inspected, assigned to individual stores, packed for delivery, and shipped to the stores. The Company ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. The Company believes that its strong store, catalog, and online synergy, coupled with its central distribution system, allows it to move merchandise efficiently between its three distribution channels to take better advantage of sales trends.

Expansion

Over the years, the Company has identified three components to its growth strategy: continued expansion of its core Talbots Misses business, the introduction and expansion of business concepts and brand extensions, and acquisitions. On May 3, 2006, the Company acquired J. Jill, which, at that time, consisted of 205 retail stores and a direct marketing business with circulation of approximately 56 million. The Company believes that the acquisition of J. Jill will provide the Company with a long-term growth vehicle and an opportunity to maximize cost synergies of J. Jill and Talbots similar business models, particularly in back office functions.

The Company’s expansion program is designed to reach new and existing customers through the opening of new stores and through the introduction of brands and business concepts. The Company opens new brand or business concept stores in markets that it believes have a sufficient concentration of its target customers. The Company also adds stores, or expands the size of existing stores, in markets where it already has a presence, as market conditions warrant and sites become available. New store locations are identified on the basis of various factors, including geographic location, demographic studies, existing catalog demand, and space availability.

In addition to expanding its core Talbots brand Misses business, which consists of 554 stores as of February 3, 2007, the Company has introduced the following brand and complementary business concepts:

•	J. Jill brand. In May 2006, the Company acquired J. Jill, which originated operations in 1987. In its early years, J. Jill was a multi-brand single channel market sourced retailer. It subsequently changed its strategic direction to become a single brand multi-channel private label retailer. In 1999, J. Jill began opening retail stores and launched its website jjill.com. With the acquisition of J. Jill, the Company acquired 205 retail stores and a direct marketing business. As of February 3, 2007, there were 239 J. Jill apparel stores open in the United States. J. Jill offers misses and petites concepts in its retail stores, and misses, petites, woman, and tall’s in its catalogs and website.

•	Talbots Petites. In 1984, the Company began offering Talbots brand merchandise in petites sizes in its catalogs, and in 1985 the Company opened its first Talbots Petites store. As of February 3, 2007, there were

297 Talbots Petites stores open, including four stores in Canada. Virtually every item of women’s apparel in the Talbots catalog and online is offered in both misses and petites sizes.

•	Talbots Kids. In 1989, the Company presented Talbots Kids merchandise in a separate catalog dedicated to apparel for boys and girls. The first Talbots Kids store opened in 1990. During 1995, Talbots expanded the Talbots Kids merchandise by offering an assortment of infant and toddler apparel. As of February 3, 2007, there were 67 Talbots Kids stores open. During 2006, four separate Talbots Kids catalogs were circulated nationally.

•	Talbots Accessories & Shoes. In 1994, the Company introduced Talbots Accessories & Shoes in two catalogs devoted to this category. The Company opened its first Talbots Accessories & Shoes stores in 1995 and operated 39 stores as of February 3, 2007. A limited collection of this merchandise is offered in each major catalog and on-line, in virtually all stores and, in 2006, in two separate catalogs.

•	Talbots Woman. In 1998, the Company introduced Talbots Woman, a large size concept, which offers the same classic styling, high quality, and fit as the Company’s misses and petites concepts to customers wearing sizes 12W to 24W. It was introduced as a department in seven existing Talbots Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs. In 2001, the Company expanded the concept with the introduction of Talbots Woman Petites, which focuses on fuller figured women 5’4” and under. As of February 3, 2007, there were 131 Talbots Woman stores open, including three stores in Canada. All 131 Talbots Woman stores also offer Talbots Woman Petites. Assortments of both Talbots Woman and Talbots Woman Petites are also available through the Company’s catalogs, online, and as separate departments within 42 Talbots Misses stores.

•	Talbots Collection. Also in 1998, the Company introduced Talbots Collection, which was developed for those customers seeking an upper-tier, well-defined selection of apparel featuring more luxurious fabrics and sophisticated styling. Talbots Collection is currently presented as a separate department in 104 existing Talbots Misses stores. In the fall of 2003, the Company opened its first Talbots Collection store and a second store was opened in 2005. Also during 2005, the Company introduced Collection Petites in 45 stores and Collection Shoes in 35 stores. An assortment of Talbots Collection merchandise is also available through the Talbots brand catalogs and online. The Company continues to use the Talbots Collection concept to test new fabrics and fashion trends, which may later be incorporated into the core Talbots lines.

•	Talbots Mens. In the fall of 2002, the Company introduced its Talbots Mens concept in a separate catalog. The line features classic sportswear and dress furnishings with an emphasis on detail and quality, consistent with the Company’s other concepts. In the spring of 2003, the Company opened its first three Talbots Mens stores and as of February 3, 2007, there were 12 Talbots Mens stores open. During 2006, Talbots Mens merchandise was also presented in two separate catalogs and online.

During 2006, the Company opened 84 stores, 50 stores under the Talbots brand name (22 Misses, nine Petites, and 19 Woman), and 34 stores under the J. Jill brand name, since the date of the acquisition. The Company currently anticipates opening approximately 70 new stores in 2007, approximately 40 stores under the Talbots brand name, and 30 stores under the J. Jill brand name.

Stores

Talbots Misses stores generally range in size from 3,400 to 6,000 gross square feet, with a typical store averaging approximately 4,600 gross square feet. Talbots Petites, Woman, and Kids stores generally measure approximately 2,600, 3,000, and 3,500 gross square feet, respectively. Talbots Accessories & Shoes stores generally measure approximately 1,800 gross square feet. Talbots Mens stores currently measure approximately 4,200 gross square feet. J. Jill stores generally measure between approximately 3,000 and 5,300 gross square feet, excluding J. Jill’s four misses/petites combination stores which measure approximately 6,100 gross square feet. Approximately 75% — 80% of the floor area of all Talbots and J. Jill brand stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

In certain markets, the Company has created Talbots brand “superstores” by placing two or more other Talbots concepts adjacent to a Talbots Misses store. Together, these stores feature at least three Talbots business concepts in order to create a one-stop shopping environment. As of February 3, 2007, the Company operated 140 superstores. Additionally, Talbots brand “flagship” stores are Talbots Misses stores which are operated to generate greater awareness of Talbots brand merchandise in major metropolitan locations, including Boston, New York City, Philadelphia, Chicago, San Francisco, London, and Toronto, and are significantly larger than the average Talbots Misses store.

The Company utilizes outlet stores that are separate from its retail stores to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company uses outlet stores primarily for the sale of past season and “as is” merchandise. As of February 3, 2007, the Company operated 23 Talbots brand outlet stores, including one store in Canada, and eight J. Jill brand outlet stores.

Talbots brand stores, except Mens, are distinguished by a signature red door. Each interior is designed to have a gracious and comfortable residential feel. This interior design theme is consistently used in all Talbots Misses, Petites, Woman, Collection, and Accessories & Shoes stores to promote familiarity, ease of shopping, and cost savings in the design and construction of new stores. Talbots Kids stores also have the signature red doors and are designed to create a warm shopping atmosphere appropriate for both adults and children. Talbots Mens stores are masculine yet complementary to the Company’s Talbots Misses stores. Management provides guidelines for merchandise display to the stores throughout the year.

J. Jill brand stores are distinguished by their signature store design which is intended to create an inviting feeling of texture, comfort, and warmth with a stone-columned vestibule entryway draped in fabric and french doors leading in. Lifestyle photography, natural colors and materials such as bamboo and stone, a soothing water fountain, relaxing music and soft residential-type lighting add to the comfortable, stress-free shopping experience. Management believes that this unique store environment provides an appropriate showcase for its merchandise assortment and promotes the J. Jill brand aesthetic.

Direct Marketing Business

Since 1948, the Company has used its direct marketing business to offer customers convenience in ordering Talbots brand merchandise. In May 2006, the Company, in connection with the acquisition of J. Jill, acquired J. Jill’s direct marketing business. In 2006, the Company issued 25 separate Talbots brand catalogs across all business concepts with a circulation of approximately 48 million, including catalogs sent to stores for display and general distribution. Since acquiring J. Jill in May 2006, the Company has issued nine separate J. Jill brand catalogs with a circulation of approximately 52 million, including catalogs sent to stores for display and general distribution. In 2006, the direct marketing business segment represented approximately 17% of total Company sales, with the Internet channels comprising 49% of the Company’s total direct marketing sales. In addition to providing customers convenience in ordering Talbots and J. Jill brand merchandise, the Company generally uses its channels within its direct marketing business to communicate its image, to provide customers with fashion guidance in coordinating outfits, and to generate store traffic.

The Company utilizes computer applications, which employ mathematical models to improve the efficiency of its catalog mailings through refinement of its customer list. A principal factor in improving customer response has been the Company’s development of its own list of active customers. The Company routinely updates and refines this list prior to individual catalog mailings by monitoring customer interest. This includes the frequency and dollar amount of purchases as well as the date of last purchase. The Company follows the Direct Marketing Association’s recommendations on consumer privacy protection practices.

The Company strives to make catalog shopping as convenient as possible. It maintains toll-free numbers, accessible 24 hours a day, seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. The Company maintains telemarketing centers in Knoxville, Tennessee and Tilton, New Hampshire that are designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable sales associates located at the telemarketing centers that enter customer orders and retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit, and other merchandise features.

The Company’s Internet channels are a natural extension of the Company’s existing stores and catalog channels offering the same broad assortment of Talbots and J. Jill brand existing store and catalog merchandise. Sales orders from the websites are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the websites will provide examples of alternative merchandise if items are unavailable. Additionally, the websites’ “online chat” feature allows customers to communicate with customer service representatives. Customers shopping online at www.talbots.com can also enjoy the benefit of the Company’s “style search” feature. Style search allows a customer to select merchandise online and then reserve it at a Talbots brand store of his or her choice. As with the catalog, customer online brand purchases can be returned by mail or at the brand’s retail stores.

The Company employs advanced technology to process orders. Sales associates enter orders into an online inventory control system, which systematically updates its customer database and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information are available to the Company’s buying staff the next day. The Company has achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the following day.

Customer Credit

Talbots brand customers may elect to pay for their purchases using a Talbots charge card. The Talbots charge card is managed through Talbots Classics National Bank, a wholly owned Rhode Island chartered national bank subsidiary, and Talbots Classics Finance Company, a wholly owned subsidiary. The Company has extended credit to its Talbots brand customers since commencing business in 1947 and believes that the Talbots charge card enhances customer loyalty, produces finance charge revenue, and decreases third-party bankcard fees.

U.S. Talbots credit card holders are automatically enrolled in the brand’s customer loyalty program which rewards U.S. Talbots brand customers with a twenty-five dollar appreciation award for every five hundred dollars of merchandise purchased on their Talbots charge card. The award can be redeemed against future charge card purchases and expires one year from the date of issuance. The program has led to increased usage of the Talbots charge card, as customer usage increased from 28% of total sales in 2000 to 43% of total sales in 2006.

J. Jill brand customers may elect to pay for their purchases using a J. Jill charge card. The J. Jill credit card is administered through a third party that bears the credit risk associated with the card without recourse to the Company. J. Jill credit card holders are automatically enrolled in the brand’s “Take 5” customer loyalty program. The program entitles a customer to a 10% discount on her first purchase with the card and a 5% discount on any purchases made with the card thereafter. The financial impact of the 5% discount is offset partially by lower credit card processing fees on the J. Jill card versus all other accepted credit cards.

Management Information Systems

The Company’s management information systems and electronic data processing systems are located at the Company’s systems centers in Tampa, Florida and Tilton, New Hampshire, and at its corporate facilities in Hingham, Massachusetts and Quincy, Massachusetts. These systems consist of a full range of retail, financial, and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting, and distribution. The Company seeks to protect company-sensitive information on its servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection. The website makes use of encryption technology to help protect sensitive customer information.

All Talbots and J. Jill brand stores have point-of-sale terminals that transmit information daily on sales by item, color, and size. Talbots and J. Jill brand stores are equipped with bar code scanning programs for the recording of store sales, returns, inventories, price changes, receipts, and transfers. The Company evaluates this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

Also, sales associates can conduct customer searches for merchandise not currently available in their store through the register, with a single phone call, 24 hours a day, seven days a week (except Christmas Day), or in J. Jill brand stores, through the intranet site at the concierge desk. The intranet site at the concierge desk in J. Jill brand stores continues to play a pivotal role in ensuring that its retail customers have access to virtually all products that are offered. This service provides superior customer service and assists in capturing incremental sales.

Seasonality

The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, direct marketing sales are stronger in the first quarter and retail store sales are slightly stronger in the second quarter for both the Talbots and J. Jill brands. Within the fall season, direct marketing sales and retail store sales are generally the strongest in the fourth quarter for both brands.

Advertising

The Company’s advertising initiatives have been developed to elevate brand awareness and increase customer acquisition and retention. The Talbots brand advertising programs consist of catalogs distributed across all business concepts, as well as ads placed in key fashion magazines, television advertising, newspaper, radio, and Internet advertising. The J. Jill brand markets its merchandise primarily through its catalog, website, and other key strategic marketing partnerships.

Competition

The retail apparel industry is highly competitive. The Company believes that the principal basis upon which it competes are quality, value, and service in offering classic Talbots brand apparel and sophisticated, casual J. Jill brand apparel to customers, through stores, catalogs, and online.

The Company mainly competes with national department stores as well as regional department store chains. The Company also competes with other specialty retailers and catalog companies. The Company believes that its focused apparel merchandise selection, consistently branded merchandise, superior customer service, store site selection resulting from the synergy between its stores and direct marketing operations, and the availability of its merchandise in multiple concepts, distinguish it from department stores and other specialty retailers.

Employees

As of February 3, 2007, the Company had approximately 16,102 employees, of whom approximately 3,850 were full-time salaried employees, approximately 2,417 were full-time hourly employees, and approximately 9,835 were part-time hourly employees. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of April 6, 2007:

Name	Age	Position

Arnold B. Zetcher	66	Chairman of the Board, President and Chief Executive Officer
Philip H. Kowalczyk	46	President of The J. Jill Group, Inc.
Harold B. Bosworth, Jr.	57	Executive Vice President, Chief Merchandising Officer, Talbots Brand
Michele M. Mandell	59	Executive Vice President, Stores, Talbots Brand
Richard T. O’Connell, Jr.	56	Executive Vice President, Legal and Real Estate, and Secretary
John Fiske, III	42	Senior Vice President, Human Resources
Paul V. Kastner	55	Senior Vice President, International, Talbots Brand, and Strategic Planning, Assistant Treasurer and Assistant Secretary
Edward L. Larsen	62	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Andrea M. McKenna	50	Senior Vice President, Marketing and Catalog Development, Talbots Brand
Bruce Lee Prescott	51	Senior Vice President, Direct Marketing, Talbots Brand, and Customer Service
Randy Richardson	48	Senior Vice President, Information Services
Bruce C. Soderholm	64	Senior Vice President, Operations

Mr. Zetcher joined The Talbots, Inc. as President in 1987. He has been President and Chief Executive Officer and a member of the Board of Directors since 1988 and assumed the additional position of Chairman of the Board in 2000. Mr. Zetcher was Chairman and Chief Executive Officer of John Breuner Company, a home furnishings division of BATUS, and prior to that, Chairman and Chief Executive Officer of Kohl’s Food Stores, another BATUS division. Mr. Zetcher served as Chairman and Chief Executive Officer of Bonwit Teller in New York and served in various capacities during his ten years with Federated Department Stores. Mr. Zetcher has also served as Chairman of the Board of the National Retail Federation and Chairman of its Executive Committee. In February of 2007, Mr. Zetcher announced his plan to retire as President and Chief Executive Officer of the Company at the end of fiscal 2007. Mr. Zetcher will continue to act as Chairman of the Board through March of 2008. The Company is currently searching for a successor to Mr. Zetcher.

In May 2006, Mr. Kowalczyk became President of the Company’s subsidiary, The J. Jill Group, Inc. Mr. Kowalczyk joined The Talbots, Inc. in October 2004 as Executive Vice President, Chief Administrative Officer. From 1987 to 2004, Mr. Kowalczyk held various positions with Kurt Salmon Associates, a global management consulting firm, including the position of Managing Director from 2002 to 2004. Prior to joining Kurt Salmon Associates, Mr. Kowalczyk was employed by Federated Department Stores.

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

Ms. Mandell has been Executive Vice President of Stores since August 2004. From 2003 to 2004, Ms. Mandell was Executive Vice President of Stores and Talbots Kids. Ms. Mandell joined The Talbots, Inc. in 1983 as Store Manager, became District Manager in 1984, Regional Director in 1985, and was Senior Vice President, Stores from

1992 until 2003. From 1971 to 1983 she held various management and merchandising positions for Price’s of Oakland in Pittsburgh, Pennsylvania and A.E. Troutman Co., a division of Allied Stores.

In November 2006, Mr. O’Connell was promoted to Executive Vice President, Legal and Real Estate, and Secretary. Mr. O’Connell joined The Talbots, Inc. in 1988 as Vice President, Legal and Real Estate, and Secretary, and became Senior Vice President, Legal and Real Estate, and Secretary in 1989. Prior to joining the Company, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

Effective April 2, 2007, Mr. Fiske was promoted to Senior Vice President, Human Resources. Prior to his promotion, Mr. Fiske served as Senior Vice President, Human Resources, of J. Jill from 2005. Mr. Fiske was Vice President, Human Resources, of Abercrombie & Fitch from 2002 to 2004. From 1999 to 2002, Mr. Fiske was Corporate Vice President, Human Resources and Organizational Development at Kenneth Cole Productions. Mr. Fiske served in various Human Resource positions at The Timberland Company from 1995 to 1999. Mr. Fiske has also held positions in Human Resources at Nike, TJX Companies, May Department Stores, and Federated Department Stores.

Mr. Kastner joined The Talbots, Inc. in 1988 as Director, Business Planning and Analysis and became Vice President, New Business Ventures and Strategic Planning, Assistant Treasurer and Assistant Secretary in 1989. In 1994, Mr. Kastner was promoted to the position of Senior Vice President, International and Strategic Planning. Prior to joining the Company, he was Director of Research and Merchandise Information with John Breuner Company.

Mr. Larsen became Senior Vice President, Finance, Chief Financial Officer and Treasurer of The Talbots, Inc. in 1991. From 1989 to 1991, Mr. Larsen was Vice President and Chief Financial Officer of Lillian Vernon Corporation. From 1977 to 1988, he held various positions with General Mills, Inc., including, from 1985 to 1988, the position of Vice President and Group Controller of the Specialty Retailing Group.

Ms. McKenna joined The Talbots, Inc. in 2000 as Senior Vice President, Marketing and Catalog Development. Prior to joining the Company, she served as Senior Vice President and Group Media Director at Hill, Holliday, Connors, Cosmopulos, Inc. From 1998 to 1999, she was Vice President at McKenna Associates Corp., a consulting firm. From 1996 to 1998, Ms. McKenna served as Vice President of Marketing and Advertising for Hoyts Cinemas Corporation.

Mr. Prescott became Senior Vice President, Direct Marketing and Customer Service in 1998. Mr. Prescott joined The Talbots, Inc. in 1987 as Manager, Direct Marketing Fulfillment. In 1988, he was promoted to the position of Director of Direct Marketing Fulfillment and in 1991 became Director, Customer Service and Telemarketing. In 1994, he was promoted to the position of Vice President, Customer Service and Telemarketing. From 1976 to 1987, he was employed by Johnny Appleseed’s, serving as manager of catalog operations and supervising retail distribution and customer service.

Mr. Richardson joined The Talbots, Inc. in 1998 as Senior Vice President, Information Services. From 1997 to 1998, Mr. Richardson was Senior Vice President and Chief Information Officer for Best Buy Company, Inc. From 1996 to 1997, Mr. Richardson was a Product Manager for Computer Associates International, Inc. From 1992 to 1996, he was Senior Vice President, Information Services for Ann Taylor, and spent 10 years with The Limited, Inc. in various positions at Abercrombie & Fitch, Limited Stores and Lane Bryant.

Mr. Soderholm has been Senior Vice President, Operations since 1989. He joined The Talbots, Inc. in 1976 as Manager of Accounting, was promoted to Director of Operations in 1978, and served as Vice President, Operations from 1979 to 1989.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, are available free of charge on the Company’s website located at www.talbots.com, as soon as reasonably practicable after they are filed with or furnished to the Securities Exchange commission. These reports are also available at the Securities Exchange Commissions Internet website as www.sec.gov.

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

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risk factors may be important to understanding any statement in this Form 10-K, other filings with the Securities and Exchange Commission, and in any other discussions of the Company’s business. The following information should be read in conjunction with Item 7, and the consolidated financial statements and related notes included in this report.

In addition to the other information set forth in this report, the reader should carefully consider the following factors which could materially affect the Company’s business, financial condition, or future results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are currently deemed immaterial may also adversely affect the business, financial condition, and/or operating results of the Company.

The success of the business depends on the Company’s ability to respond to constantly changing fashion trends and consumer demands.

The Company’s success depends in large part on its ability to originate and define fashion product trends, as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. The retail business fluctuates according to consumer preferences, dictated in part by fashion and season. Decisions with respect to product designs are generally made well in advance of the season and frequently before fashion trends are evidenced by customer purchases. To the extent the Company fails to anticipate, identify, and respond effectively to consumer preferences, sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect the Company’s operating results.

The retail apparel industry is highly competitive.

The Company competes with national department stores as well as regional department store chains. The Company also competes with other specialty retailers and catalog companies. The Company is faced with a variety of competitive challenges including:

•	anticipating and responding to changing consumer demands;

•	maintaining favorable brand recognition;

•	developing high quality merchandise in sizes, colors, and styles that appeal to consumers;

•	appropriately managing inventory levels;

•	sourcing merchandise efficiently;

•	effectively marketing the Company’s products to consumers; and

•	pricing the Company’s merchandise appropriately.

Increased competition could cause the Company’s sales and margins to be reduced and adversely affect results of operations.

The Company may not be able to successfully reposition J. Jill’s operations.

The Company acquired J. Jill in May 2006. The Company’s ability to continue to grow and sustain long-term profitability may depend upon effectively integrating and growing the J. Jill business. The realization of any revenue growth, cost savings or synergies related to J. Jill will depend largely upon the Company’s ability to:

•	Implement key design changes to the J. Jill brand merchandise that will lead to increased sales;

•	Appropriately price the J. Jill brand merchandise;

•	Open J. Jill brand stores in locations where operations will be profitable;

•	Successfully integrate back office functions, including operational, financial, and management systems and controls in a timely manner; and

•	Execute strategies for the J. Jill brand without adversely impacting the existing Talbots brand.

There can be no assurance that the Company can successfully execute any of the actions above or that the Company’s strategies for the J. Jill brand will achieve the results necessary to generate profits. If the Company fails to integrate the J. Jill operations or cannot successfully execute its growth strategy, the Company’s results will be adversely impacted.

The Company cannot assure the successful implementation of its growth strategy.

The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During 2007, the Company plans to open approximately 40 Talbots brand stores and 30 J. Jill brand stores, which is fewer stores on an annual basis than its historic trends. The Company’s planned expansion is dependent upon a number of factors, including general economic and business conditions affecting consumer confidence and spending, the level of sales volume and profitability at existing store locations, the availability of sufficient capital resources to effect expansion plans, the continuing availability of desirable locations, the ability to negotiate acceptable lease terms for prospective new and expanded locations, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

The Company incurred substantial debt to finance the J. Jill acquisition.

In February 2006, the Company entered into a $400.0 million Bridge Loan Agreement in connection with its planned acquisition of J. Jill. In July 2006, the Bridge Loan was converted into a Term Loan (the “Acquisition Debt”) to be repaid in equal quarterly installments over a five-year period. Additionally, since the acquisition, borrowings under the Company’s short-term facilities have been higher than it has historically experienced in order to meet current cash needs.

The Company’s ability to satisfy its obligations and to reduce its total debt depends on the Company’s future operating performance. The Company’s business may not generate sufficient cash flows to meet these obligations. If the Company is unable to service its debt and fund its business, the Company may be forced to reduce or delay capital expenditures, or seek additional financing or equity capital. There can be no assurance that the Company’s cash requirements will be met by existing available borrowing facilities. Additionally, the Company’s outstanding debt accrues interest at variable rates; therefore interest payment obligations on this indebtedness will increase if interest rates increase.

Restrictions in the Company’s Acquisition Loan Agreement may limit its activities.

The Company’s Acquisition Loan Agreement contains restrictive covenants that limit the Company’s ability to engage in activities that could otherwise benefit it, including restrictions on the Company’s ability and the ability of its subsidiaries to:

•	incur additional indebtedness,

•	make investments,

•	create liens,

•	sell assets,

•	enter into sale and leaseback transactions, and

•	consolidate, or merge.

The Company is also required to meet specified financial ratios under the terms of its Acquisition Loan Agreement. The Company’s ability to comply with these financial restrictions and covenants is dependent on its future performance. The Company’s failure to comply with any of these restrictions or covenants may result in an event of default under its Acquisition Loan Agreement, which could permit acceleration of the debt under that instrument and require the Company to repay that debt before its scheduled due date. If an event of default occurs, the Company may not have sufficient funds available to make the required payments under its indebtedness.

The Company cannot assure a successful search for Mr. Zetcher’s successor as Chief Executive Officer.

On February 12, 2007, Arnold B. Zetcher announced his plan to retire as President and Chief Executive Officer of the Company at the end of fiscal 2007, and the Company has announced that a search committee has been established and is functioning in its search for Mr. Zetcher’s successor. Mr. Zetcher has been the Chief Executive Officer of the Company for nearly 20 years. There can be no assurance that a successor will be found in an appropriate time period.

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

The Company’s comparable store sales results have fluctuated in the past on a monthly, quarterly, and annual basis, and are expected to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, timing of release of new merchandise and promotional events, changes in the Company’s merchandise mix, timing of catalog mailings, calendar shifts of holiday periods, actions by competitors, weather conditions, and general economic conditions. Past comparable store sales are not an indicator of future results, and there can be no assurance that the Company’s comparable store sales will not decrease in the future. The Company’s comparable store sales performance is likely to have a significant effect on the Company’s results of operations.

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

If the Company fails to maintain the value of its brands, sales are likely to decline.

The Company’s success depends on the value of the Talbots and J. Jill brands. The Talbots brand name and “classic” niche is integral to the success of the brand’s business. Maintaining, promoting, and positioning the Talbots brand will depend largely on the success of the Company’s marketing and merchandising efforts and the ability to provide a consistent, high quality customer experience. The Talbots brand could be adversely affected if the Company fails to achieve these objectives or if the Company’s public image is tarnished by negative publicity.

The Company’s success depends upon its ability to effectively define, evolve and promote the J. Jill brand. With the implementation of new merchandising leadership, the Company has begun to implement initiatives to improve the brand’s merchandise. In addition, the Company is taking steps designed to further develop the brand through client research, in-store and direct marketing. While the Company believes that the changes will help to build brand awareness and attract new customers, the Company cannot provide assurance that they will result in increased sales or profitability in the future.

The Company cannot assure that it will be successful in introducing new business concepts that will result in increased profitability for the Company.

The Company has introduced new business concepts within the Talbots brand, including Talbots Petites, Talbots Kids, Talbots Accessories & Shoes, Talbots Woman, Talbots Woman Petites, Talbots Collection, and Talbots Mens. The Company may introduce new business concepts in the future, either under the Talbots or J. Jill brand. There can be no assurance that these new concepts will be successful or that the Company’s overall profitability will increase as a result of introducing these concepts.

The Company cannot assure that Internet sales will continue to achieve sales and profitability growth.

The Company sells merchandise over the Internet through its websites, www.talbots.com and www.jjill.com. The Company’s Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures, and the need to invest in additional computer systems. The Internet operations also involve other risks that could have an impact on the Company’s results of operations, including potential electronic break-ins or other security breaches, hiring, retention and training of personnel to conduct the Company’s Internet operations, diversion of sales from the Company’s stores, rapid technological change, liability for online content, credit card fraud, violations of state or federal privacy laws, and risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and similar disruptions. There can be no assurance that the Company’s Internet operations will continue to achieve sales and profitability growth or even remain at their current level.

The Company could be adversely affected if any of its distribution centers are shut down.

The Company operates store distribution and catalog fulfillment facilities in Lakeville, Massachusetts, and Tilton, New Hampshire for all of its U.S. stores and worldwide catalog operations. If one center were to be shut down or lose significant capacity for any reason, the other center may not be able to adequately support the resulting additional distribution and fulfillment demands, in part because of capacity constraints and in part because each center services a particular brand. As a result, the Company could incur significantly higher costs and longer lead times associated with distributing merchandise to its stores and/or fulfill catalog and Internet orders, which could have a significant effect on the Company’s results of operations.

Talented personnel are critical to the Company’s success.

The Company’s success and ability to properly manage its growth depends to a significant extent on both the performance of its current executive and senior management team and its ability to attract, hire, motivate, and retain additional qualified and talented management personnel in the future. The Company’s inability to recruit and retain such personnel, or the loss of services of any of its current key employees, could adversely impact the Company’s operations.

The Company’s overseas merchandise purchasing strategy makes it vulnerable to a number of risks.

The Company purchases a significant portion of its merchandise directly from foreign sources. Approximately 78% of the Talbots brand merchandise and 88% of the J. Jill brand merchandise purchased in 2006 was purchased directly from foreign sources. In addition, goods purchased from domestic vendors may be sourced abroad by such vendors. As a result, the Company’s business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	political instability;

•	imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the U.S. from countries in a region where the Company does business;

•	imposition of duties, taxes, and other charges on imports;

•	natural disasters and public health concerns;

•	potential delays or disruption in shipping and related pricing impacts; and

•	local business practices and political issues, including issues relating to compliance with domestic or international labor standards.

The Company cannot predict whether the foreign countries in which the Company’s apparel and accessories are currently manufactured or any of the foreign countries in which the Company’s apparel and accessories may be manufactured in the future will be subject to import restrictions by the U.S. government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, applicable to apparel items could affect the importation of apparel and, in that event, could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company’s operations.

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

The Company depends on information systems to manage its operations. The Company’s information systems consist of a full range of retail, financial, and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting, and distribution. The Company regularly makes investments to upgrade, enhance, or replace such systems. Any delays or difficulties in transitioning to these new systems, or in integrating these systems with the Company’s current systems, or any other disruptions affecting the Company’s information systems, could have a material adverse impact on the Company’s operations.

The market price of the Company’s common stock is volatile.

The market price of the Company’s common stock has fluctuated in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or disclosures concerning the Company or its competitors, sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by the Company or by analysts, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below presents certain information relating to the Company’s properties at February 3, 2007:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Talbots brand headquarters	Own (44 acres)
Quincy, Massachusetts	126,869	J. Jill brand headquarters	Lease
Lakeville, Massachusetts	933,000	Talbots brand distribution center	Own (115 acres)
Tilton, New Hampshire	573,000	J. Jill brand operations, distribution center, and telemarketing	Own (360 acres)
Tampa, Florida	51,736	Systems center	Lease
Knoxville, Tennessee	37,656	Telemarketing	Lease
New York, New York	41,462	Product development office	Lease
Hong Kong	10,455	Talbots brand merchandise production office	Lease
India	3,913	J. Jill brand merchandise production office	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
London, U.K.	270	U.K. management office	Lease
1,364 Stores throughout the U.S., Canada and U.K.	5,358,963	Retail stores	Own and lease (a)

(a)	The Company owns the property for five of its 1,364 stores.

The Company believes that its operating facilities and sales offices are adequate and suitable for its current needs; however, the Company’s long-term expansion program may require additional office and distribution space to service its operations in the future.

At February 3, 2007, the Company operated 1,364 stores; all but five were leased. The leases typically provide for an initial term between 10 and 15 years, with renewal options permitting the Company to extend the term between five and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of leases, the Company has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require the Company to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. Most of the Company’s lease arrangements provide for an increase in annual fixed rental payments during the lease term.

At February 3, 2007, the current terms of the Company’s store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases(a)(b)

2007-2008	56
2009-2011	162
2012-2014	230
2015 and later	512

(a)	Certain leases have more than one store included within the leased premises.

(b)	Includes 37 executed leases related to future stores not yet opened at February 3, 2007.

Item 3.	Legal Proceedings.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended February 3, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB.” Information regarding the high and low sales prices per share of common stock in 2006 and 2005 is set forth in Note 17, “Quarterly Results,” of the Company’s consolidated financial statements included in Item 15.

The payment of dividends and the amount thereof is determined by the Board of Directors and depends upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements, and general business outlook at the time payment is considered. Information regarding the Company’s payment of dividends for 2006 and 2005 is set forth in Note 17, “Quarterly Results,” of the Company’s consolidated financial statements included in Item 15.

The number of holders of record of the Company’s common stock at April 6, 2007 was 393.

The Company did not repurchase any shares of common stock during the fourteen weeks ended February 3, 2007. Additionally, the Company did not have any shares available to be repurchased under any announced or approved repurchase program or authorization as of February 3, 2007.

As of February 3, 2007, there were 1,138,427 shares of unvested stock held by employees that were subject to buyback at $0.01 per share, or $11,384 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholders’ return on the Company’s common stock on a year end basis, using the last day of trading prior to the Company’s fiscal year end, from February 1, 2002, through February 3, 2007, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Dow Jones U.S. General Retailers Index for the same period. Returns are indexed to a value of $100 and assume that all dividends were reinvested.

Comparison of Cumulative Five-Year Total Return of The Talbots, Inc.,
S&P 500 Index, and Dow Jones General Retailers Index

	Base	Indexed Returns
	Period	for the Years Ended
Company/Index	2/1/02	1/31/03	1/30/04	1/28/05	1/27/06	2/2/07
The Talbots, Inc.	$100.00	$72.59	$91.99	$74.18	$82.74	$61.77
S&P 500 Index	$100.00	$77.54	$104.34	$109.91	$122.69	$141.09
Dow Jones U.S. General Retailers Index	$100.00	$72.62	$98.80	$105.21	$111.44	$122.43

Item 6.	Selected Financial Data.

The following statement of earnings information for the year ended February 3, 2007 includes the operations of J. Jill from the date of acquisition, May 3, 2006. The following balance sheet information as of February 3, 2007 includes J. Jill.

The following selected financial data have been derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 below and the consolidated financial statements and notes thereto included in Item 15 below.

	Year Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share data)

Statement of Earnings Information:
Net sales	$2,231,033	$1,808,606	$1,697,843	$1,594,790	$1,568,835
Net income	31,576	93,151	95,366	102,891	118,859
Net income per share
Basic	$0.60	$1.76	$1.73	$1.82	$2.02
Diluted	$0.59	$1.72	$1.70	$1.78	$1.97
Weighted average number of shares of common stock outstanding
Basic	52,651	52,882	54,969	56,531	58,724
Diluted	53,485	54,103	56,252	57,901	60,191
Cash dividends per share	$0.51	$0.47	$0.43	$0.39	$0.35
Balance Sheet Information:
Working capital	$262,609	$376,204	$324,759	$330,011	$287,957
Total assets	1,748,688	1,146,144	1,062,130	1,018,647	926,158
Total long-term debt, including current portion	469,643	100,000	100,000	100,000	100,000
Stockholders’ equity	643,311	626,968	588,588	604,911	558,253

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with these statements and the notes thereto.

The Company follows the National Retail Federation’s fiscal calendar. Where a reference is made to a particular year or years, it is a reference to the Company’s 53-week or 52-week fiscal year. For example, “2006” refers to the 53-week fiscal year ended February 3, 2007, “2005” refers to the 52-week fiscal year ended January 28, 2006, and “2004” refers to the 52-week fiscal year ended January 29, 2005.

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

Business Overview

In 2006, the Company made continued progress in its strategy to position the Company for long-term growth and profitability. Most importantly, in May 2006, the Company acquired The J. Jill Group, Inc (“J. Jill”) which enabled the Company to become one of the leading international multi-brand retailers to the 35+ female market. At the time of acquisition, J. Jill operated 205 retail stores and a direct marketing business with circulation of approximately 56 million catalogs. The Company not only believes that the acquisition will provide a long term growth vehicle, but will provide an opportunity to maximize cost synergies of J. Jill and Talbots similar business models, particularly in back office functions.

During 2006, the Company also met its expansion goal of opening 50 new Talbots brand retail stores, primarily in the Misses and Woman business concepts. Since the acquisition date, the Company has also opened 34 J. Jill brand retail stores.

The Company ended 2006 with earnings per diluted share of $0.59 compared to $1.72 earnings per diluted share in 2005. Included in 2006 earnings per diluted share were acquisition related costs and adjustments of $0.46 and stock option expense of $0.15.

Overall, the Company achieved positive comparable store sales of 0.7% for the 52-week period ended January 27, 2007 compared to the 52-week period ended January 28, 2006. By brand for the year, comparable stores sales for Talbots increased by 1.3% and comparable store sales for J. Jill decreased by 4.4%, since the date of the acquisition.

The spring season started slowly with first quarter Talbots brand comparable store sales increasing by a modest 0.9%. The Company’s well balanced assortment of updated modern classic merchandise coupled with the implementation of its key initiatives contributed to stronger top-line sales throughout the middle portion of the year. These key initiatives included increasing its style count to provide greater choices and diversity to customers, sharpening price points across virtually all categories of merchandise, and changing its markdown strategy and merchandise flow in the third quarter. The merchandise offerings and initiatives proved to be a success as the Talbots brand experienced six months of healthy comparable store sales, or 5.5% growth over the prior year for the months of April through September. This positive sales momentum fueled the Company’s optimism for sustained strength for the brand through the balance of the year, which proved to be far more challenging. The Company saw comparable store sales for the Talbots brand drop off unexpectedly in the fourth quarter; a decline of 2.1% in comparison to the same period of the prior year, which led to higher levels of markdown merchandise and deeper discounts towards the end of the fourth quarter.

The Company was pleased with the growth it experienced in 2006 from its Talbots Woman and Kids concepts, with comparable store sales increases for the year of 5.2% in Talbots U.S. Woman and 5.1% in Kids. To increase awareness and penetration of the Talbots Woman concept, the Company opened 19 Talbots Woman stores and added 31 Talbots Woman departments to existing Misses stores in 2006.

For the J. Jill brand, management believes that the negative comparable stores sales generated during 2006 were a continuation of sales trends resulting from strategies put in place prior to the Company’s acquisition of J. Jill. The Company has seen a sequential quarterly improvement in comparable store sales performance during 2006 at J. Jill since the date of acquisition, with the fourth quarter of 2006 yielding positive comparable store sales results of 1.5%. The Company has executed certain key initiatives which management believes have contributed to improved comparable store sales, such as making adjustments to the color offering of merchandise, offering the customer a more consistent price structure across virtually all merchandise classifications, and unifying the promotional and marketing calendars. The overall effect of implementing these initiatives is expected to be more fully realized in 2007.

With the acquisition of J. Jill, the Company acquired J. Jill’s direct marketing business, which consists of both catalog and Internet channels. The acquired business primarily contributed to the 45.4% growth in the combined direct marketing business over the prior year. Internet sales across both brands accounted for approximately 49% of total direct marketing sales, up from 42% in 2005 for the Talbots brand only.

Total inventories at the end of 2006 were $352.7 million, an increase of 43.0% from $246.7 million at the end of 2005. The increase was partially due to the $47.5 million acquired inventory with the acquisition of J. Jill. Also contributing to the increase was the higher level of in-transit inventory in 2006 due to timing of spring deliveries. Finally, because the Company had experienced strong sales toward the start of the fall selling season, the Company increased its inventory commitments. The anticipated strong sales did not continue into the fourth quarter, therefore, at year-end, inventory levels were elevated. For 2007, the Company is currently planning for per square foot inventories to be flat on average in the spring season.

Customer accounts receivable at the end of 2006 were $204.6 million, down 2.4% from $209.7 at the end of 2005, primarily due to the fact that 2006 ended one week later than 2005 allowing customers an extra week to make payments against holiday purchases. The Company earned a record $42.4 million in finance charge revenue on its Talbots charge program in 2006, up 4.4% from $40.6 million in 2005.

Notes payable were $45.0 million at the end of 2006 in comparison to $0 at the end of 2005 as a result of greater cash needs in the latter part of 2006 stemming from the J. Jill acquisition. Long-term debt, including the current portion, was $469.6 million at the end of 2006 in comparison to $100.0 million at the end of 2005. In February 2006, the Company funded the acquisition of J. Jill with a $400.0 million short-term facility. In July 2006, the short-term facility was converted into a five-year term loan (the “Acquisition Debt”) with principal and interest payments due in quarterly installments. During 2006, the Company made $40.0 million in principal payments on the Acquisition Debt.

Cash flow from operations was $134.4 million for the year, or 6% of sales, compared to $211.4 million, or 12% of sales in 2005. The decline in operating cash flow was driven by the decrease in net income and the increase in inventory levels in 2006. Cash dividends increased to $27.5 million from $25.3 million in 2005. This was the twelfth consecutive year in which the Company increased its annual dividend payout to shareholders.

The Company’s total capital expenditures for 2006 were approximately $104.2 million. The Company’s 2007 capital plan is to reduce its total capital expenditures to approximately $87 million, due primarily to a reduction in store expansion at both brands. Looking forward to 2007, the Company plans to open a total of approximately 70 new stores, 40 stores under the Talbots brand name and 30 stores under the J. Jill brand name, which is below the Company’s recent historical rate of store expansion. The additional Talbots brand stores will primarily be in its Misses, Petites, and Woman concepts. The Company will continue to study the Kids, Mens, and Collection concepts further for their expansion potential.

In summary, the Company’s earnings for 2006 were not at the levels achieved in recent years. This was driven by a lower comparable store sales performance for the Talbots brand, as well as the current year integration of J.Jill. While the Company has made significant progress in the integration of J. Jill, the cost synergies will be more fully realized in 2007. The Company currently expects to achieve over $36 million in cost saving synergies in 2007.

Also in 2007, the Company expects to continue to build on the Company’s initiatives set during 2006. For the Talbots brand, such initiatives include: offering more newness and novelty, sharpening price points across virtually all categories of merchandise, and changing its markdown strategy and merchandise flow by adding a sixth minor clearance sales event in February to liquidate early spring transitional goods similar to the sales event held in August 2006. Additionally, the Company’s marketing programs will focus efforts on increasing the purchase frequency of less-loyal Talbots brand customers. For the J. Jill brand, such initiatives include: continuing to make adjustments to the color offering of the merchandise, offering the customer a more consistent price structure across virtually all merchandise classifications, and unifying the promotional and marketing calendars for the brand. Additionally, the Company is implementing several key strategies in an effort to build brand affinity, attract new customers and increase the purchase frequency of loyal customers.

Results of Operations

Cost of sales, buying and occupancy expenses are comprised primarily of the cost of product merchandise, including inbound freight charges; shipping, handling and distribution costs associated with the Company’s catalog operations; salaries and expenses incurred by the Company’s merchandising and buying operations; amortization expense relating to the Company’s intangible assets; and occupancy costs associated with the Company’s retail stores. Occupancy costs consist primarily of rent and associated depreciation, maintenance, property taxes, and utilities.

Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to catalog production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; the costs and income associated with the Company’s credit card operations; and amortization expense relating to the Company’s intangible assets. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, were approximately $28.3 million, $25.7 million, and $24.4 million, respectively.

The Company’s gross margins may not be comparable to certain other companies, as there is diversity in practice as to which costs companies include in selling, general and administrative expenses and cost of sales, buying and occupancy expenses. Specifically, the Company includes the majority of the costs associated with its warehousing operations in selling, general and administrative expenses, while other companies may include these costs in cost of sales, buying and occupancy expenses.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of earnings for the fiscal periods shown below:

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	65.9%	63.8%	64.4%
Selling, general and administrative expenses	30.7%	27.8%	27.3%
Operating income	3.4%	8.4%	8.4%
Interest expense, net	1.1%	0.2%	0.1%
Income before taxes	2.3%	8.2%	8.3%
Income taxes	0.9%	3.0%	2.6%
Net income	1.4%	5.2%	5.6%

2006 Compared to 2005

Net Sales

The following table shows net retail sales by brand and net direct marketing sales in total for the years ended February 3, 2007 and January 28, 2006 (in millions). Net sales reported for the J. Jill brand include 40 weeks of net sales from the May 3, 2006 acquisition date.

	February 3,	January 28,
	2007	2006

Net retail store sales: Talbots brand	$1,603.8	$1,543.6
Net retail store sales: J. Jill brand	241.8	—
Net direct marketing sales: total Company	385.4	265.0

Total net sales	$2,231.0	$1,808.6

Net sales in 2006 were $2,231.0 million compared to 2005 net sales of $1,808.6, an increase of $422.4 million, or 23.4%.

Talbots Brand Retail Stores

The $60.2 million, or 3.9%, increase in Talbots brand retail store sales was driven by two factors. First, driving increased sales was the increase in the number of Talbots brand stores. As of February 3, 2007, the Company operated a total of 1,125 Talbots brand stores with gross and selling square footage of approximately 4.4 million square feet and 3.4 million square feet, respectively. This represents an increase of approximately 2.7% in gross and selling square footage from January 28, 2006, when the Company operated 1,083 stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively.

Secondly, reflected in retail stores sales was a $19.1 million, or 1.3%, increase in comparable stores sales. Comparable store sales were strong during the April to September period, these months representing a combined 5.5% increase over the prior year, offset by declines in the other months. Management believes that comparable store sales were primarily driven by the brand’s improved classic merchandise offering during the period, as well as certain key initiatives put into place during the third quarter, such as offering its customer more choices and diversity by increasing style count, sharpening price points across virtually all categories of merchandise, and responding to the customers buying patterns and adjusting the Company’s marketing and promotional calendar. Due to the success of the early fall season, the Company anticipated continued strong sales trends for the fourth quarter and therefore increased inventory purchases. The fourth quarter sales trends were lower than anticipated leading to higher levels of markdown merchandise and deeper discounts during the fourth quarter. Additionally, management believes that the timing of promotions, underperforming catalogs, as well as adverse weather conditions in key markets led to decreased customer traffic and declines in comparable store sales in February and March of 2006.

J. Jill Brand Retail Stores

As of February 3, 2007, the Company operated 239 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million and 0.8 million, respectively. Since the date of acquisition, May 3, 2006, the Company has opened 34 J. Jill brand stores. The J. Jill brand’s retail store sales reflected a 4.4% decline in comparable store sales since the date of acquisition compared to the same period of the prior year, which management believes was a continuation of sales trends resulting from strategies put in place prior to the acquisition. Specifically, management believes that comparable store sales were influenced by a weak top line performance of merchandise that was not brand appropriate, which negatively impacted regular and markdown selling for the brand. Additionally, management believes that a number of significant shifts in the promotional calendar, as well as the reduction in catalog circulation during the period, led to decreased customer traffic and spending resulting in lower than expected retail sales for the brand. The Company has seen a sequential quarterly improvement during 2006 in comparable store sales performance since the date of acquisition, with the fourth quarter yielding 1.5% positive comparable store sales results. The Company executed certain key initiatives which management believes assisted in improved comparable store sales, such as making adjustments to the color offering of the merchandise, offering the customer a more consistent price structure across all merchandise classifications, and unifying the promotional and marketing calendars. Management expects to see the greater impact from these initiatives in 2007.

Direct Marketing Sales

The $120.4 million, or 45.4%, increase in direct marketing sales is primarily attributable to the acquired catalog and Internet business of the J. Jill brand. For the year ending February 3, 2007, Talbots Internet sales represented 47% of their direct marketing business in comparison to 42% for the same period of the prior year, and J. Jill’s Internet sales represented 54% of their direct marketing business since the date of the acquisition. The percentage of the Company’s net sales derived from direct marketing increased from 14.6% in 2005 to 17.3% in 2006 due to the acquisition of J. Jill and the continued growth of the Company’s Internet sales.

Cost of Sales, Buying, and Occupancy Expenses

Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 65.9% in 2006, which included results for the Talbots brand for the entire year and the J. Jill brand from the date of acquisition, from 63.8% in 2005, which included results for the Talbots brand only. This represents a 210 basis point deterioration in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year, with pure product gross margin decreasing by approximately 130 basis points. The decline in gross margin was primarily due to lower markups resulting from sharper price points offered across virtually all merchandise categories as well as increased levels of markdown selling of the Talbots brand as compared to the prior year. The increased markdown selling was attributable to both the planned increased inventory levels for the second quarter sales event and the clearing of excess inventory from the fall season. Additionally, a 40 basis point deterioration was driven by higher occupancy costs as a percentage of net sales incurred across both brands.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 30.7% in 2006, which included results for the Talbots brand for the entire year and the J. Jill brand from the date of acquisition, compared to 27.8% in 2005, which included results for the Talbots brand only. This represented a 290 basis point deterioration in selling, general, and administrative expenses as a percentage of net sales over the prior year, with acquisition related costs incurred during the period accounting for approximately 90 basis points of the increase. Also contributing to the increase was higher J. Jill brand-incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the area of catalog production costs, which accounted for approximately 100 basis points of the increase. Additionally, stock-based compensation expense recorded as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123R”) accounted for approximately 60 basis points of the increase.

During 2006, the Company recorded stock-based compensation expense related to stock options of $1.8 million and $10.7 million within cost of sales, buying and occupancy expense and selling, general and administrative expense, respectively. On January 29, 2006, the Company adopted SFAS No. 123R, which requires recognition of share-based compensation costs based on fair value in financial statements. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based awards. For 2006, the effect of the adoption of SFAS No. 123R was a decrease to income before income taxes of $12.5 million and a decrease to net income of $7.8 million, or $0.15 per diluted common share. The Company elected to use the modified-prospective application method as its transition method under SFAS No. 123R. Therefore, prior periods were not restated. Under this transition method, the Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS No. 123R. For unvested awards outstanding upon the adoption of SFAS No. 123R, the Company is recognizing stock-based compensation expense on a straight-line basis over the remaining requisite service period of the awards. The amount of stock-based compensation recognized is based on the value of the portion of the award that is expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For 2005, forfeitures were recognized as incurred for purposes of the pro forma disclosures required under SFAS No. 123.

Had the Company recognized compensation expense under the fair value method during 2005, such expense would have decreased net income before income taxes by $13.5 million and net income by $8.4 million, or $0.16 per diluted common share.

As of February 3, 2007, there was $24.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. The cost is expected to be recognized over a weighted average period of 2.4 years.

Net Interest Expense

Net interest expense in 2006 increased to $24.5 million from $3.1 million in 2005. This increase was primarily due to increased levels of borrowings in 2006 compared to the same period of 2005. The average level of debt outstanding including short-term and long-term borrowings was $543.6 million in 2006 compared to $107.8 in 2005. In February 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. The interest cost associated with this debt was largely offset by the earnings on the invested cash until May 3, 2006, when the borrowed funds were used to acquire J. Jill. On July 27, 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments. Also impacting interest expense was increased interest rates. The average interest rate on short-term and long-term borrowings was 5.8% during 2006 compared to 4.2% during 2005.

Income Tax Expense

Income tax expense in 2006 was $18.9 million, compared to income tax expense in 2005 of $55.9 million. The effective tax rate for both years was 37.5%.

Acquisition Related Costs

In 2006, the Company recorded approximately $39.6 million, or $0.46 per diluted common share of acquisition related costs. Acquisition related costs include amortization of acquired intangibles, integration expenses, employee retention plans, and interest expense on the Company’s term loan facility used to partially fund the acquisition.

In 2006, the Company recorded approximately $2.7 million of acquisition related costs within cost of sales, buying and occupancy expenses, $19.3 million within selling, general and administrative expenses, and $17.6 million within interest expense. Acquisition related costs, including integration expenses and retention plans, are expected to continue into 2007, while interest expense is expected to continue over the life of the term loan, or five years. The amortization of the acquired intangible assets, which was approximately $8.2 million in 2006, is expected to continue for the estimated lives of the intangible assets, or a weighted average life of approximately 11 years.

2005 Compared to 2004

Net sales in 2005 were $1,808.6 million compared to $1,697.8 million in 2004, an increase of $110.8 million, or 6.5%. Operating income was $152.1 million in 2005 compared to $142.1 million in 2004, an increase of $10.0 million, or 7.1%.

Retail store sales in 2005 were $1,543.6 million compared to $1,454.7 million in 2004, an increase of $88.9 million, or 6.1%. The increase in retail store sales was primarily due to the increase in the number of stores. As of January 28, 2006, the Company operated a total of 1,083 stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively. This represents an increase of approximately 2% in gross and selling square footage from January 29, 2005 when the Company operated 1,049 stores.

Reflected in retail store sales was a $34.2 million, or 2.6% increase in comparable store sales. Comparable store sales gains were positive in each of the first seven months of 2005, driven by a healthy sales performance particularly in the Company’s Misses, Petites, and Woman concepts, and across all U.S regions. The third quarter of 2005 yielded decreased comparable store sales primarily due to September’s sales results, which the Company believes were negatively impacted by macro-environmental factors, including the broad impact from hurricanes Katrina and Rita. The fourth quarter yielded a positive 1.6% increase in comparable sales due to successful marketing initiatives driving increased customer traffic and sales. The percentage of the Company’s net sales derived from its retail stores decreased slightly to 85.4% compared to 85.7% during 2004.

Direct marketing sales in 2005, which include the Company’s catalog and Internet channels, were $265.0 million compared to $243.2 million in 2004, an increase of $21.8 million or 9.0%. The increase in direct marketing sales was driven by the continuing growth of the Company’s Internet business, especially within the Company’s Woman and Woman Petites concepts. Internet sales represented 42% of direct marketing sales in 2005, compared to 36% in 2004. The percentage of the Company’s net sales derived from direct marketing increased slightly to 14.6% during 2005 compared to 14.3% during 2004.

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

Net interest expense increased to $3.1 million in 2005 from $2.1 million in 2004. This increase was primarily due to higher borrowing rates, offset partially by lower average borrowings. The average interest rate on short-term and long-term borrowings was 4.2% during 2005 compared to 2.3% during 2004. The average level of outstanding debt, including short-term and long-term borrowings, was $107.8 million during 2005 compared to $112.9 million during 2004.

The effective tax rate for the Company was 37.5% in 2005 and 31.9% in 2004. An income tax benefit of $7.8 million, from positive resolutions of certain federal income tax issues for fiscal 1993 through 1997, favorably impacted the effective tax rate during 2004. The income tax benefit favorably impacted net income per diluted share for 2004 by $0.14. Additionally, the fiscal 1998 through 2002 federal tax years have been closed without adjustment.

Seasonality and Quarterly Fluctuations

The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters make up the spring season and the third and fourth quarters make up the fall season. Within the spring season, direct marketing sales are stronger in the first quarter, while retail store sales are slightly stronger in the second quarter. Within the fall season, both retail and direct marketing sales are generally stronger in the fourth quarter. Total Company sales for the fourth quarters of 2006 and 2005 were 28.6% and 26.9%, respectively, of total sales for the year.

The following table sets forth certain items in the Company’s unaudited quarterly consolidated statements of earnings as a percentage of net sales. The information as to any one quarter is not necessarily indicative of results for any future period.

	Fiscal Quarter Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	60.1%	69.9%	63.1%	69.0%
Selling, general and administrative expenses	29.9%	30.0%	33.2%	29.7%
Operating income	10.0%	0.1%	3.7%	1.3%

	Fiscal Quarter Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	59.2%	66.4%	62.0%	67.1%
Selling, general and administrative expenses	28.3%	26.8%	30.3%	26.2%
Operating income	12.6%	6.8%	7.7%	6.7%

The Talbots brand merchandising strategy focuses on liquidating seasonal inventory at the end of each selling season. Generally, the Company achieves this by conducting major sale events at the end of the second and fourth quarters, followed by clearance selling in the Talbots brand outlet stores. The J. Jill brand merchandising strategy has focused on liquidating overstock inventory through price reductions in the retail stores and online, sale catalogs, and the J. Jill brand outlet stores. These sales events and promotional activities produce an increase in sales volume; however, since marking down the value of inventory increases expense, the Company’s cost of sales, buying and occupancy expenses increase as a percentage of net sales. Merchandise inventories typically peak in the third quarter. The Company’s selling, general and administrative expenses as a percentage of sales are generally highest in the first and third quarters as a result of sales volumes.

The combined effect of the patterns of net sales, cost of sales, buying and occupancy expenses and selling, general and administrative expenses, described above, has generally produced higher operating income margins, as a percent of sales, in the first and third quarters.

Liquidity and Capital Resources

The Company’s primary sources of capital are cash flows from operating activities and line of credit facilities from five banks, with maximum available short-term borrowings of $115.0 million as of February 3, 2007. At February 3, 2007, and January 28, 2006, the Company had borrowings outstanding under these facilities in the amounts of $45.0 million and $0, respectively. Additionally, as of February 3, 2007, the Company had letter of credit agreements totaling $305.8 million, which it uses primarily for the purchase of merchandise inventories. At February 3, 2007 and January 28, 2006, the Company held $180.5 million and $141.2 million, respectively, in outstanding letters of credit. The Company’s working capital needs are typically at their lowest in the spring and at their peak during the fall selling season.

Since the acquisition of J. Jill, the Company’s working capital needs have increased. The Company expects that its working capital needs will continue to increase during 2007. When the Company acquired J. Jill, J. Jill had a $70 million revolving credit facility that was used for working capital needs and letters of credit related to inventory purchases. Upon the acquisition of J. Jill, the J. Jill revolving credit facility was terminated. Since acquiring J. Jill and through February 3, 2007, the Company had not increased its availability under its short-term line of credit facilities. In March 2007, the Company increased its availability under its line of credit facilities by $25 million from $115.0 million to $140.0 million. In connection with this change, the Company’s availability under its letter of credit agreements was reduced by $25 million from $305.8 million to $280.8 million. The Company is currently pursuing opportunities to further increase capacity under its line of credit facilities. While the Company has increased its capacity under its short-term line of credit facilities and plans to do so further, the Company’s ability to borrow under these facilities is impacted by financial covenants related to the Acquisition Debt. If the Company’s leverage ratio, which is impacted by total borrowings outstanding, is outside of the allowable ratio per the Acquisition Debt agreement, then the Company would be in default on its covenants and the Acquisition Debt would become immediately due and payable.

During 2006, cash and cash equivalents decreased $67.1 million compared to an increase of $71.2 million during the same period of 2005, which included only the Talbots brand. Cash flows from operations during 2006 of $134.4 million, as well as short-term borrowings, allowed the Company to continue to integrate the Talbots and J. Jill brands, invest in property and equipment, pay down its Acquisition Debt, and increase its dividend payment rate.

Cash provided by operating activities decreased by $77.0 million to $134.4 million in 2006, as compared to $211.4 million in 2005. The decrease was primarily due to changes in inventory levels, accrued liabilities, and a decrease in net income in the amount of $61.6 million, offset by a $31.1 million increase in the non-cash charge for depreciation and amortization expense. The increase in inventory levels was driven by the Company’s anticipated higher levels of sales in the fourth quarter of 2006 for the Talbots brand based on the early fall sales trends, which did not continue into the latter part of the fourth quarter. Inventory levels were also impacted by higher levels of in-transit inventory due to the timing of spring 2007 shipments. The Company had in-transit inventory of $90.9 million at February 3, 2007 compared to in-transit inventory of $58.7 million at January 28, 2006. The Company currently expects total inventories on a per square foot basis to remain flat on average for the spring season of 2007.

The change in accrued liabilities was due to the termination and distribution of J. Jill’s deferred compensation plan as well as the payments of severance made during 2006, both as a result of the acquisition. The increased level of depreciation and amortization was also a direct result of the acquisition of J. Jill. The Company acquired property, plant, and equipment of $154.5 million with a weighted average life of 10 years. Additionally, the Company acquired $100.2 million of intangible assets subject to amortization with a weighted average life of 11 years.

Cash used in investing activities was $580.8 million in 2006 compared to $72.7 million in 2005. The primary use of funds in 2006 was the purchase of J. Jill in May 2006. The Company paid $524.4 million (or $493.9 million net of cash acquired) in cash to purchase J. Jill, including $6.1 million in acquisition related costs.

Additions to property and equipment in 2006 primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. In 2006, the Company opened 50 new Talbots brand stores and 34 new J. Jill brand stores from the date of the acquisition, and spent approximately $94.4 million on new store openings and expansions and renovations of existing stores. In 2005, the Company opened 50 new stores and spent approximately $67.8 million on new store openings and expansions and renovations of existing stores. The Company currently expects to open an additional 40 Talbots brand stores, with expansion primarily in the Misses and Woman business concepts, and 30 J. Jill brand stores during 2007. The Company expects to spend approximately $87 million in capital expenditures during 2007, approximately 80% of which is expected to be used for new store openings and expansions and renovations of existing stores. The remaining amount will be used for information technology, infrastructure initiatives, and other capital needs in the normal course of business. The expected reduced capital spending for 2007 reflects the decrease in planned store expansion from prior years. The actual amount of capital expenditures will depend on a number of factors, including the schedule of activity during 2007 and the number, type, and timing of stores being opened, expanded, renovated and relocated.

Cash provided by financing activities was $379.6 million in 2006 compared to cash used in financing activities of $67.6 million in 2005. The primary source of funds in 2006 was the Company’s borrowings of $400.0 million to finance the acquisition of J. Jill. In February 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. In July 2006, the Company converted the $400.0 million loan to a five-year term loan (the “Acquisition Debt”). The Acquisition Debt is expected to be repaid in equal quarterly installments of $20.0 million over the five-year term. The Company made its first payment of $20.0 million in October 2006 and its second payment of $20.0 million in January 2007.

The Acquisition Debt agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a maximum leverage ratio, a minimum net worth, and a minimum fixed charge coverage ratio. As of February 3, 2007, the Company was in compliance with the covenants associated with the Acquisition Debt agreement.

During the first quarter of 2006, the Company borrowed $45.0 million under its short-term facilities which was repaid in the second quarter. As of February 3, 2007, the Company had $45.0 million outstanding under its short-term facilities for working capital needs.

Also in 2006, the Company paid $27.5 million in dividends. The dividends were paid at a rate of $0.12 during the first quarter of 2006 and at a rate of $0.13 during the second, third, and fourth quarters of 2006. On March 2, 2007, the Company announced that its Board of Directors approved the payment of a quarterly dividend of $0.13 per share payable on or before March 26, 2007 to shareholders of record as of March 12, 2007. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook. Additionally in 2006, the Company repurchased 46,528 shares of its common stock at an average price of $23.91 per share from employees to cover tax withholding obligations associated with the vesting of stock and repurchased 20,026 unvested shares of stock at a price of $0.01 per share upon employee termination.

SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statements of cash flows as a financing cash inflow. The adoption of SFAS No. 123R decreased cash flows from operating activities and increased cash flows from financing activities by $1.2 million in 2006 compared to the presentation used prior to the adoption of SFAS No. 123R.

The primary use of cash in financing activities in 2005 was the Company’s repurchase of approximately 1.7 million shares of common stock at a cost of approximately $50.0 million. The majority of these repurchases were made under a stock repurchase program approved by the Company’s Board of Directors in April 2005. As of January 28, 2006, the Company had completed its repurchases under this program. Additionally, the Company paid dividends in the amount of $25.3 million at a rate of $0.11 per share during the first quarter of 2005 and at a rate of $0.12 per share during the second, third, and fourth quarters of 2005.

The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, the repayment of debt, capital expenditures for new Talbots brand and J. Jill brand stores and the expansion and renovation of existing stores and facilities and for information technology and other infrastructure needs, and the payment of any dividends that may be declared from time to time. For the next twelve to eighteen months, the Company believes its cash flows from operating activities and funds that are expected to be available under its current and expected future credit facilities will be sufficient to meet its expected capital expenditures and working capital requirements, integration of the J. Jill brand, and debt service payments.

Critical Accounting Policies

The preparation of the Company’s financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the applicable balance sheets and the reported amounts of net sales and expenses during the applicable reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to inventories, product returns, customer programs and incentives, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, stock-based compensation, and purchase price allocation. The estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results would differ from these estimates if actual events or experience were different from their assumptions.

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

Inventory Markdown Reserve.  Merchandise inventory is a significant asset on the Company’s balance sheet, representing approximately 20.2% of total assets at February 3, 2007. The Company manages its Talbots brand inventory levels by typically holding four major sale events per year in its stores and catalog, consisting of two mid-season sales and two end-of-season clearance sales. In 2006, the Company added a fifth minor clearance sales event in August to offer customers transitional merchandise at a more relevant, “wear now” time. No other major promotional sale events are typically held, however a sixth minor sales event was added in February 2007. These events serve to liquidate remaining inventory at the end of each selling season after which remaining goods are transferred to the Talbots brand outlet stores.

The Company has managed its J. Jill brand inventory levels by internal and external liquidation vehicles. Internet channels, including sales catalogs, price reductions in the retail stores and the J. Jill brand outlet stores are utilized first. After the internal capacity is exceeded, external channels such as discount marketers and inventory liquidators have been utilized.

At the end of each reporting period, reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining markdown past season inventory.

The key factors influencing the reserve calculation are the overall level of markdown inventory at the end of the reporting period and the expectation of future markdowns on this same merchandise based on historical markdown percentages. These percentages are reviewed regularly by comparing actual markdowns taken against previous estimates. These results are then factored into future estimates.

If market conditions were to decline or customer acceptance of product was not favorable, the Company may be required to mark down inventory at a greater rate than estimated, possibly resulting in an incremental charge to earnings. Management believes that at February 3, 2007 and January 28, 2006, the markdown reserve was reasonable based on current markdown inventory levels, historical markdown trends and forecasts of future sales of markdown inventory.

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

The sales return reserve calculation consists of two separate components. The “stores” component is based on an analysis that tracks daily sales over the preceding six or twelve month period and actual returns processed against those sales. A six or twelve month rolling average return rate is applied against the actual sales and the difference between the estimated returns and actual returns is booked as a reserve. The model also applies a component to reduce the reserve for returns that result in merchandise exchanges. These types of returns are tracked by the store systems and the estimate is applied against the return reserve. The “direct marketing” component is based on a similar process except that sales are tracked by catalog and return rates are based on forecasted estimates for the entire life of the catalog and are based on current and historical return experience. Periodically both components of the calculation are validated by comparing the assumptions used to the actual returns processed.

Management believes that at February 3, 2007 and January 28, 2006, the reserve was sufficient based on current sales return trends and reasonable return forecasts.

Customer Loyalty Program.  The Company maintains a customer loyalty program in which Talbots U.S. brand customers receive “appreciation awards” based on reaching a specified purchase level on their Talbots charge accounts. Customers may redeem their appreciation awards toward future merchandise purchases on the Talbots charge card. Appreciation awards, by their terms, expire one year from the date of issuance. Typically, the customer receives one point for each one dollar of purchase. Each time a customer reaches 500 points within the program year the customer is issued a twenty-five dollar appreciation award. Typically, the Company runs two promotional events, in March and September, where the customer is credited two points for each one dollar purchased. In 2006 and 2005, the Company also offered this promotion in December.

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

Actual award grants and redemptions may vary from estimates based on actual customer responsiveness to the program and could result in additional expense. Management believes that at February 3, 2007 and January 28, 2006, its accrual was sufficient based on recent purchase levels and expected redemption levels.

Retirement Plans.  The Company sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all full-time Talbots brand employees; two non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots brand key executives impacted by Internal Revenue Code limits; and provides certain medical benefits for most Talbots brand retired employees under postretirement medical plans. In calculating its retirement plan obligations and related expense, the Company makes various assumptions and estimates. The annual determination of expense involves calculating the estimated total benefit ultimately payable to plan participants and allocates this cost to the periods in which services are expected to be rendered. The plans are valued annually as of December 31st.

Significant assumptions related to the calculation of the Company’s obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by certain plan participants, and the assumed healthcare trend rates on the postretirement medical plans. These assumptions are reviewed annually based upon currently available information.

The assumed discount rate utilized is based, in part, upon a discount rate modeling process that involves selecting a portfolio of corporate bonds (rated AA or higher) with maturities that match the cash flows of the plan. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and periodic expense pursuant to its employee benefits plans. At December 31, 2006 and 2005, the discount rate used was 6.0% and 5.50%, respectively. To the extent that the discount rate increases or decreases, the Company’s obligations are decreased or increased accordingly.

The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. The expected average long-term rate of return on assets is based on an analysis which considers: actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the two major classes of investments in which the Company invests (debt and equity securities) for the period since the Pension Plan’s inception and for the longer period commencing when the return data was first tracked, and expectations of future market returns from outside sources for the two major classes of investments in which the Company invests. This rate is utilized primarily in estimating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over approximately five years. During both 2006 and 2005, the Company utilized 9.0% as the expected long-term rate of return on plan assets.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is based on historical and expected compensation increases. The Company utilized a rate of 4.0% for both the periods beginning December 31, 2005 and December 31, 2004. This rate is utilized principally in estimating the retirement obligation and annual expense.

The assumed health care expense trend rates have a significant effect on the amounts reported for the postretirement medical plans. The healthcare cost escalation rate is used to determine the postretirement obligation and annual expense. At December 31, 2006 and 2005, the Company used 11.0% and 12.0%, respectively, as initial cost escalation rates that gradually trend down to 5.0%. To the extent that these rates increase or decrease, the Company’s obligation and associated expense are increased or decreased accordingly.

At December 31, 2006 and 2005, management believes that the assumptions used in the calculation of its retirement plans and postretirement medical plan liabilities were reasonable.

Impairment of Long-lived Assets.  The Company periodically reviews the period of depreciation or amortization for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of its assets for potential impairment based primarily on projected future cash flows. If an impairment is identified, the carrying value of the asset is compared to its estimated fair value and provisions for impairment is recorded as appropriate.

Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. While the Company believes that its estimates are reasonable, different assumptions regarding items such as future cash flows could affect the Company’s evaluations and result in impairment charges against the carrying value of those assets.

Impairment of Goodwill and Other Intangible Assets.  The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, to goodwill and trademarks and reviews annually for impairment or more frequently if impairment indicators arise. The Company has elected the first day of each fiscal year as its annual measurement date. No impairment charges were recorded during the fiscal years ending February 3, 2007, January 28, 2006, and January 29, 2005. In assessing impairment for goodwill and trademarks, the Company uses a fair value approach at the reporting unit level. The evaluation of goodwill and trademarks requires the Company to use significant judgments and estimates, including, but not limited to, projected future revenues, cash flows, and discount rates, The Company believes that, based on current conditions, material goodwill and intangible impairments are not likely to occur. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of material impairment.

Income Taxes.  The Company is routinely under audit by various domestic and foreign tax jurisdictions. In response to this, management records accruals for estimates of audit adjustments and associated interest, where applicable. The eventual resolution of these audits might include increases or decreases in liabilities. Management believes that at February 3, 2007 and January 28, 2006, the accruals for income taxes were reasonable.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”). The Interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicated it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate resolution. In implementing FIN No. 48, the Company will need to evaluate each tax benefit using these evaluation methods and will need to make judgments on how to disaggregate its various tax positions and then analyze the tax positions. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2007, February 4, 2007. Upon initial adoption of FIN No. 48, the Company will recognize the cumulative effect of FIN No. 48 as an adjustment to retained earnings. The Company is evaluating the impact this statement will have on its consolidated financial statements.

Stock – Based Compensation.  The Company accounts for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123R. To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated expected volatility of the Company’s common stock price over the expected term, the expected dividend rate, and the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the options. In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of expense recognized in the consolidated statements of earnings. The future impact of the cost of share-based compensation on our results of operations, including net income and earnings per diluted share, will depend on, among other factors, the level of our equity awards as well as the market price of our shares at the time of award as well as various other assumptions used in valuing such awards.

Purchase Price Allocation.  The Company accounted for its acquisition of J. Jill under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), which provides that the purchase price be allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, and the excess of the purchase price paid over the estimated fair value of net assets acquired was recorded as goodwill. The acquisition of J. Jill was completed in May 2006 for a total purchase price of approximately $524.4 million, including transaction costs of $6.1 million. The Company has finalized its determination of fair values of the assets acquired and liabilities assumed as of the acquisition date. As part of the purchase price allocations, all intangible assets were identified and valued. Of the total purchase price, $79.1 million was assigned to trademarks, and $100.2 million was assigned to other intangible assets using income and cost approaches. If the Company had utilized different valuation techniques and assumptions, the assigned values and assigned useful lives may have varied significantly, causing goodwill and the amortization expense recognized in the consolidated statements of earnings to be significantly impacted.

Contractual Commitments

Below is a summary of the Company’s on-going significant contractual commitments as of February 3, 2007 (in thousands):

		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt, including estimated interest payments*	$527,029	$105,661	$295,658	$125,710	$—
Line of credit agreements, including estimated interest payments*	46,305	46,305	—	—	—
Letter of credit agreements	180,533	180,533	—	—	—
Operating leases:
Real estate	1,189,466	177,856	347,270	304,147	360,193
Equipment	26,593	6,023	18,161	2,272	137
Merchandise purchases	391,430	391,430	—	—	—
Construction contracts	12,379	12,379	—	—	—
Other contractual commitments	36,476	23,640	12,081	755	—
Long-term obligations:
Non-qualified retirement plans	40,338	7,479	4,792	6,322	21,745

Total Commitments	$2,450,549	$951,306	$677,962	$439,206	$382,075

*	Interest payments were estimated using the Company’s current borrowing rates as of February 3, 2007.

Long-term debt, lines of credit, and letters of credit.  In February 2006, the Company entered into a $400.0 million Bridge Loan Agreement in connection with its planned acquisition of J. Jill. On July 27, 2006, the Bridge Loan was converted into a Term Loan (the “Acquisition Debt”). Pursuant to the Acquisition Debt agreement, the Company borrowed $400.0 million to be repaid in equal $20.0 million quarterly installments over five years through July 27, 2011. The Acquisition Debt constitutes a senior unsecured obligation of the Company. The Acquisition Debt bears interest at a rate per annum equal to LIBOR plus 0.35%. As of February 3, 2007, there was $360.0 million in borrowings outstanding under the Acquisition Debt. The interest rate on the Acquisition Debt as of February 3, 2007 was 5.7%.

In addition, as of February 3, 2007, the Company has revolving credit agreements with four banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $100.0 million, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of February 3, 2007, the weighted average interest rate on the loans was 6.1%. At February 3, 2007, the Company had $100.0 million outstanding under its Revolving Credit Agreements. Of the $100.0 million outstanding, $58.0 million is due in April 2008 and $42.0 million is due in January 2009, but may be extended upon approval from the banks.

As part of the J. Jill acquisition, Talbots assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum.

In connection with the execution of the Acquisition Debt agreement, the Company decreased the maximum borrowings available under its unsecured line of credit facilities from $125.0 million to $115.0 million. At February 3, 2007, there was $45.0 million outstanding under these facilities with the outstanding balances due between one and two months. The weighted average interest rate at February 3, 2007 on these facilities was 5.8%. In March 2007, the Company increased its availability under its line of credit facilities by $25 million from $115.0 million to $140.0 million. The Company is currently pursuing opportunities to further increase capacity under its line of credit facilities.

The Company has letter of credit agreements totaling $305.8 million at February 3, 2007, which it uses primarily for the purchase of merchandise inventories. At February 3, 2007 the Company had $180.5 million outstanding under these letters of credit. In March of 2007, in connection with the Company’s increase to its line of credit facilities noted above, the Company reduced its availability under its letter of credit agreements by $25 million from $305.8 million to $280.8 million.

Operating Leases.  The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2020. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that the Company pay real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Included in the schedule above are 37 executed leases related to future new stores not yet opened at February 3, 2007. Additionally, included in the table above are leases for both store equipment and other corporate equipment with lease terms generally between three and five years.

Merchandise Purchases.  The Company generally makes merchandise purchase commitments up to six to twelve months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The table above includes all merchandise commitments outstanding as of February 3, 2007.

Construction Contracts.  The Company enters into contracts to facilitate the build-out and renovation of its stores. The table above summarizes commitments as of February 3, 2007. Total capital expenditures for 2007 are currently expected to be approximately $87 million, of which approximately $70.0 million, or 80%, is currently allocated for store construction and renovation.

Other Contractual Commitments.  The Company routinely enters into contracts with vendors for products and services in the normal course of operation. These include contracts for insurance, maintenance on equipment, services, and advertising. These contracts vary in their terms but generally carry 30 day to three-year terms.

Long-Term Obligations.  The Company sponsors non-qualified retirement benefit plans for certain employees. This includes the SERP and a supplemental 401(k) plan for certain executives impacted by Internal Revenue Code limits on benefits and compensation. Additionally, the Company sponsors a deferred compensation plan that allows certain members of the Company’s management group to defer a portion of their salary. The Company also provides post retirement medical plans to its Talbots brand employees. Included in this table are estimates of annual cash payments under these non-qualified retirement plans.

The Company’s defined benefit pension plan obligations are excluded from the contractual obligation table above because the Company has no current requirement under the Employee Retirement Security Act (“ERISA”) to contribute to the plan as the Company has prepaid its liability for the 2006 and 2005 plan years.

Inflation and Changing Prices

The Company believes changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect the Company in the future.

Exchange Rates

Most foreign purchase orders are denominated in U.S. dollars. However, as of February 3, 2007, the Company operated 28 Talbots brand stores in Canada and three Talbots brand stores in the United Kingdom. Each operation generates sales and incurs expenses in its local currency, however, each currency is generally stable and these operations represent only a small portion of total Company operations. Accordingly, the Company has not experienced any significant impact from changes in exchange rates.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which applies to all employers who offer defined benefit postretirement plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur. The Company adopted the recognition provisions of SFAS No. 158 as of February 3, 2007. Application of this standard resulted in a decrease to other assets of $1.3 million, an increase to other liabilities of $27.7 million and a decrease to accumulated other comprehensive income of $17.3 million, net of tax. The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated statements of earnings or statements of cash flows. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. The Company is required to adopt the measurement provisions of SFAS No. 158 for its fiscal year ending January 31, 2009.

In September 2006, Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying and evaluating current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 did not have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2007, February 4, 2007. Upon initial adoption of FIN No. 48, the Company will recognize the cumulative effect of FIN No. 48 as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-3, Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions (“EITF No. 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amounts of taxes included in the financial statements. The Company records sales tax collected from its customers on a net basis. The Company adopted the recognition provisions of EITF 06-3 as of February 3, 2007 and has disclosed its policy within Note 2, “Summary of Significant Accounting Policies” of its consolidated financial statements.

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

The Company’s forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company which involve substantial known and unknown risks and uncertainties as to future events which may or may not occur. All of these forward-looking statements are as of the date of this Annual Report only. The Company can give no assurance that such forward-looking statements will prove to be correct and actual results may differ materially. The Company does not plan to update or revise any forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any projected results will not be realized.

Certain factors that may cause actual results to differ from such forward-looking statements are included in Item 1A to this Annual Report as well as in other reports filed with the SEC and in the Company’s publicly disseminated earnings and sales releases, all of the foregoing of which are available on the Company’s websites under “Investor Relations” and you are urged to carefully consider all such factors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

As of February 3, 2007, the Company had outstanding variable rate borrowings of $360.0 million under its $400.0 million term loan facility, $100.0 million under its revolving credit facility and $45.0 million under its line of credit facilities, which approximate fair market value. As of January 28, 2006, the Company had outstanding variable rate borrowings of $100.0 million under its revolving credit facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $2.7 million for the year ended February 3, 2007.

The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 Talbots brand stores in Canada and three Talbots brand stores in the United Kingdom as of February 3, 2007. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item may be found on pages F-2 through F-36 as listed below, including the quarterly information required by this item.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 3, 2007. Based on such evaluation, the Company’s management, including its principal executive officer and principal financial officer, has concluded that the Company’s disclosure controls and procedures are effective.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of February 3, 2007. As discussed in Item 1 of this annual report under the caption “Business” and in Note 3 to the Company’s consolidated financial statements included in this annual report, the Company completed its acquisition of The J. Jill Group, Inc. (“J. Jill”) in May 2006. As permitted by the rules and regulations of the SEC, the Company excluded J. Jill from its assessment of internal control over financial reporting as of February 3, 2007. The total assets and revenues of J. Jill included in the Company’s consolidated financial statements were approximately 15% and 16%, respectively, as of and for the year ended February 3, 2007.

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Management, with the participation of its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 and concluded that it was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, issued a report on management’s assessment of the Company’s internal control over financial reporting. Their report appears below.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, identified in connection with the evaluation of its internal control performed during the quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. As set forth above, the Company excluded J. Jill from its assessment of internal control over financial reporting for the quarter ended February 3, 2007. The Company considers the acquisition of J. Jill material to its results of operations, financial position and cash flows, and is in the process of integrating the internal control procedures of J. Jill into its internal control structure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Talbots, Inc.
Hingham, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The Talbots, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at The J.Jill Group, Inc. which was acquired on May 3, 2006. The total assets and revenues of J. Jill included in the Company’s consolidated financial statements were approximately 15% and 16%, respectively, as of and for the year ended February 3, 2007. Accordingly, our audit did not include the internal control over financial reporting at The J.Jill Group, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company did maintain effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company has maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 3, 2007 of the Company and our report dated April 10, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/  Deloitte & Touche LLP

Boston, Massachusetts
April 10, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Company’s directors and nominees under the caption “Election of Directors” and the information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance” in the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders, information concerning the Company’s executive officers set forth in Part I, Item 1 above under the caption “Executive Officers of the Company,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders, are incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the Company’s chief executive officer, senior financial officers and all other Company employees, officers and Board members. The Code of Ethics is available on the Company’s website, www.talbots.com, under “Investor Relations,” and is available in print to any person who requests it. Any substantive amendment to the Code of Ethics and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on the Company’s website, www.talbots.com, under “Investor Relations.”

Item 11.	Executive Compensation.

The information set forth under the caption “Executive Compensation,” the information concerning director compensation under the caption “Director Compensation,” and the information under the caption “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Compensation Committee Report” is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Transactions with Related Persons” in the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:  The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Talbots are included in this Report:

Consolidated Statements of Earnings for the Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006

Consolidated Statements of Cash Flows for the Years Ended February 3, 2007, January 28, 2006, and January 29, 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended February 3, 2007, January 28, 2006, and January 29, 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, by and among The Talbots, Inc., Jack Merger Sub, Inc. and The J. Jill Group, Inc., dated February 5, 2006(33)
(3)	Articles of Incorporation and By-laws.
3.1	Certificate of Incorporation, as amended, of Talbots.(1)(11)(13)
3.2	By-laws of Talbots.(1)
(4)	Instruments Defining the Rights of Security Holders, including Indentures.
4.1	Form of Common Stock Certificate of Talbots.(1)
(10)	Material Contracts
10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON U.S.A., Inc.(2)
10.2	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi UFJ Trust Company, as amended.(2)(4)(7)(18)(20)(27)(36)(47)
10.3	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2)(6)(7)(16)(20)(40)
10.4	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Sumitomo Mitsui Banking Corporation (formerly The Sakura Bank, Limited), as amended.(2)(6)(10)(14)(18)(27)(36)(47)
10.5	Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi UFJ Trust Company, dated as of April 17, 1998, as amended.(6)(9)(16)(21)(31)(39)
10.6	Letter Agreement, dated as of March 1, 2004, concerning credit facilities, between Talbots and Fleet National Bank.(37)
10.7	Letter Agreement, dated August 11, 1998, concerning credit facilities, between HSBC Corporate Banking, Marine Midland Bank and Talbots.(17)(23)
10.8	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)
10.9	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)
10.10	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON U.S.A.(2)

10.11	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)
10.12	Tax Allocation Agreement, dated as of November 18, 1993, between AEON U.S.A., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)
10.13	The Talbots, Inc. Pension Plan for Salaried Employees, as amended and restated January 1, 1989, including amendments through January 1, 1994.(3)*
10.14	The Talbots, Inc. Retirement Savings Voluntary Plan, as amended and restated.(2)(3)(10)*
10.15	Services Agreement, dated as of October 29, 1989, between Talbots and AEON U.S.A.(3)
10.16	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(5)
10.17	The Talbots, Inc. Supplemental Retirement Plan, as amended.(1)(2)(12)*
10.18	The Talbots, Inc. Supplemental Savings Plan, as amended.(1)(2)(12)*
10.19	The Talbots, Inc. Deferred Compensation Plan, as amended.(1)(2)12)*
10.20	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(13)*
10.21	Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, as amended through May 25, 2005.(2)(3)(34)*
10.22	Change in Control Agreements between Talbots and certain officers of Talbots.(2)(3)*
10.23	Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and Talbots dated as of November 1, 1999.(8)
10.24	The Talbots, Inc. Restated Directors Stock Plan as amended through March 5, 2005.(11)*
10.25	Revolving Loan Credit Agreement, dated April 17, 2003, between Mizuho Corporate Bank, Ltd. and Talbots.(16)(20)(41)(52)
10.26	Employment Agreement, dated January 30, 2003, between Harold B. Bosworth and Talbots.(16)*
10.27	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan.(15)*
10.28	Revolving Loan Credit Agreement, dated January 28, 2004, between Talbots and Mizuho Corporate Bank, Ltd.(18)(27)(29)(47)
10.29	Amended Repurchase Program, dated as of April 29, 2005, between Talbots and AEON (U.S.A.), Inc.(19)
10.30	The Talbots, Inc. Directors Deferred Compensation Plan restated as of May 27, 2004.(22)*
10.31	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement.(24)*
10.32	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement.(24)*
10.33	Form of Restricted Stock Unit Award under The Talbots, Inc. Restated Directors Stock Plan.(35)*
10.34	The Talbots, Inc. Management Incentive Plan Performance Criteria.(25)(35)(45)*
10.35	Employment Agreement, dated November 3, 2004, between Philip H. Kowalczyk and The Talbots, Inc.(26)*
10.36	Uncommitted Letter of Credit Facility Letter dated February 15, 2006 between The Talbots, Inc. and Bank of America.(28)
10.37	Uncommitted Lines of Credit Letter dated February 15, 2006 between The Talbots, Inc. and Bank of America.(28)
10.38	The Talbots, Inc. Executive Base Salary Review.(35)*
10.39	Revolving Loan Credit Agreement by and between The Talbots, Inc. and Mizuho Corporation, Ltd. dated February 2, 2006.(30)
10.40	The Talbots, Inc. Umbrella Supplemental Retirement Plan effective as of May 25, 2005 between The Talbots, Inc. and Arnold B. Zetcher.(34)*
10.41	Form of Option Agreement pursuant to The Talbots, Inc. Restated Director Stock Plan.(49)*
10.42	Sixth Amended and Restated Loan Agreement dated May 3, 2006 between The J. Jill Group, Inc. and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, and TD Banknorth, N.A.(38)
10.43	Third Amendment to Lease Agreement, made as of May 3, 2006, by and between National Fire Protection Association and The J. Jill Group, Inc.(38)

10.44	Guarantee of Lease, made as of May 3, 2006, by The Talbots, Inc. to National Fire Protection Association.(38)
10.45	Uncommitted Letter of Credit Facility dated June 28, 2006 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J. Jill LLC, and J. Jill GP (collectively “Talbots”) and Bank of America.(42)
10.46	Term Loan Agreement, dated as of July 24, 2006, among The Talbots, Inc., the lenders from time to time party thereto and Mizuho Corporate Bank, Ltd., as arranger and administrative agent.(43)
10.47	Letter Agreement concerning credit facilities between HSBC and Talbots dated July 20, 2006.(44)
10.48	Amendment No. 1 to Employment Agreement of Philip H. Kowalczyk, by and between The Talbots, Inc. and Philip H. Kowalczyk, dated May 3, 2006.(38)(50)*
10.49	Amendment No. 3 to Employment Agreement, by and between The Talbots, Inc. and Arnold B. Zetcher dated September 28, 2006.(46)*
10.50	Grant Agreement by and among The Talbots, Inc., The J. Jill Group, Inc., and Olga L. Conley dated May 8, 2006.(46)*
10.51	Change in Control Agreement by and between The Talbots, Inc. and Olga L. Conley.(46)*
10.52	Uncommitted Letter of Credit Facility dated February 23, 2007 between The Talbots, Inc., The J. Jill Group, Inc., J. J. Company, Inc., J. Jill LLC, J. Jill GP and Bank of America.(48)
10.53	Uncommitted Line of Credit Facility dated February 23, 2007 between The Talbots, Inc. and Bank of America.(48)
10.54	Uncommitted Line of Credit Facility dated March 26, 2007 between The Talbots, Inc. and Bank of America.(51)
10.55	Uncommitted Letter of Credit Facility dated March 26, 2007 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J. Jill LLC, J. Jill GP and Bank of America.(51)

*	Management contract and compensatory plan or arrangement.

(11)	Statement re: Computation of Per Share Earnings.

11.1	Incorporated by reference to Note 16, “Net Income Per Share,” of the Company’s consolidated financial statements for the fiscal year ended February 3, 2007, included in this Report.

(21)	Subsidiaries.

21.1	Incorporated by reference to Note 2, “Summary of Significant Accounting Policies — Principals of Consolidation,” of Talbots consolidated financial statements for the fiscal year ended February 3, 2007 included in this report.

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(32)

(31)	31.1 Certification by Arnold B. Zetcher, Chairman, President and Chief Executive Officer.(32)

31.2	Certification by Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer.(32)

(32)	32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(32)

1	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

2	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 26, 1994.

3	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995.

4	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 1995.

5	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997.

6	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1998.

7	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999.

8	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999.

9	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999.

10	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000.

11	Incorporated by reference to Exhibit A to the Company Proxy Statement dated April 21, 2005.

12	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2001.

13	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001.

14	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 13, 2003.

15	Incorporated by reference to the exhibits filed with Talbots 2003 Proxy Statement dated April 22, 2003.

16	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2003.

17	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 19, 2003.

18	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 24, 2004.

19	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 2005.

20	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2005.

21	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 4, 2004.

22	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q dated September 8, 2004.

23	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 9, 2006.

24	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 18, 2004.

25	Incorporated by reference to the Current Report on Form 8-K dated December 2, 2004.

26	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 2004.

27	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 26, 2005.

28	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 22, 2006.

29	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 20, 2006.

30	Incorporated by reference to the exhibit filed with Current Report on Form 8-K dated February 2, 2006.

31	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 6, 2005.

32	Filed with this Form 10-K.

33	Incorporated by reference to the exhibits filed with Current Report on Form 8-K/A dated February 5, 2006.

34	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated August 18, 2005.

35	Incorporated by reference to the Current Report on Form 8-K dated March 3, 2005 and the exhibits filed therewith.

36	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated January 26, 2006.

37	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 1, 2004.

38	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 3, 2006

39	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 7, 2006.

40	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 17, 2006.

41	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 18, 2006.

42	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 7, 2006.

43	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2006.

44	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 27, 2006.

45	Incorporated by reference to the Current Report on Form 8-K dated September 13, 2006.

46	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 22, 2006.

47	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 24, 2007

48	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 23, 2007.

49	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 25, 2006.

50	Incorporated by reference to the exhibits filed with Current Report on Form 8-K/A dated May 3, 2006.

51	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 26, 2007.

52	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 22, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2007

The Talbots, Inc.

By:	/s/ EDWARD L. LARSEN
Edward L. Larsen
Senior Vice President, Finance
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 10, 2007.

/s/ Arnold B. Zetcher Arnold B. Zetcher Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	/s/ John W. Gleeson John W. Gleeson Director

Tsutomu Kajita Director	Motoya Okada Director

/s/ Gary M. Pfeiffer Gary M. Pfeiffer Director	Yoshihiro Sano Director

/s/ Susan M. Swain Susan M. Swain Director	/s/ Isao Tsuruta Isao Tsuruta Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Talbots, Inc.
Hingham, Massachusetts

We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, during the year ended February 3, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
April 10, 2007

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Amounts in thousands except per share data

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(53 weeks)	(52 weeks)	(52 weeks)

Net Sales	$2,231,033	$1,808,606	$1,697,843
Costs and Expenses
Cost of sales, buying and occupancy	1,470,554	1,153,734	1,093,023
Selling, general and administrative	685,438	502,724	462,705

Operating Income	75,041	152,148	142,115
Interest
Interest expense	31,542	4,480	2,616
Interest income	7,023	1,374	506

Interest Expense — net	24,519	3,106	2,110

Income Before Taxes	50,522	149,042	140,005
Income Taxes	18,946	55,891	44,639

Net Income	$31,576	$93,151	$95,366

Net Income Per Share
Basic	$0.60	$1.76	$1.73

Diluted	$0.59	$1.72	$1.70

Weighted Average Number of Shares of Common Stock Outstanding
Basic	52,651	52,882	54,969

Diluted	53,485	54,103	56,252

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Amounts in thousands except share data

	February 3,	January 28,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$35,923	$103,020
Customer accounts receivable — net	204,619	209,749
Merchandise inventories	352,652	246,707
Deferred catalog costs	11,606	6,021
Due from affiliates	5,672	7,892
Deferred income taxes	28,752	14,115
Prepaid and other current assets	53,185	33,157

Total current assets	692,409	620,661
Property and equipment — net	533,216	387,536
Goodwill	247,490	35,513
Trademarks	154,984	75,884
Other intangible assets — net	92,038	—
Deferred income taxes	—	6,407
Other assets	28,551	20,143

Total Assets	$1,748,688	$1,146,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$113,884	$85,343
Accrued income taxes	31,684	37,909
Accrued liabilities	158,763	121,205
Notes payable to banks	45,000	—
Current portion of long-term debt	80,469	—

Total current liabilities	429,800	244,457
Long-term debt less current portion	389,174	100,000
Deferred rent under lease commitments	133,025	110,864
Deferred income taxes	61,537	—
Other liabilities	91,841	63,855
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 78,567,387 shares and 77,861,128 shares issued, respectively, and 53,999,261 shares and 53,359,556 shares outstanding, respectively	786	779
Additional paid-in capital	464,701	455,221
Retained earnings	787,483	783,397
Accumulated other comprehensive loss	(26,202)	(16,682)
Deferred compensation	—	(13,403)
Treasury stock, at cost; 24,568,126 shares and 24,501,572 shares, respectively	(583,457)	(582,344)

Total stockholders’ equity	643,311	626,968

Total Liabilities and Stockholders’ Equity	$1,748,688	$1,146,144

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(53 weeks)	(52 weeks)	(52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,576	$93,151	$95,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,203	90,127	85,109
Amortization of debt issuance costs	325	—	—
Deferred rent	22,173	930	7,073
Compensation expense related to stock options	12,492	—	—
Compensation expense related to issuance of restricted stock awards and other stock transactions	5,504	8,417	4,868
Loss on disposal of property and equipment	1,464	215	335
Tax benefit from options exercised	1,109	3,947	2,484
Excess tax benefit from options exercised	(1,156)	—	—
Deferred income taxes	(16,786)	(12,086)	3,777
Changes in assets and liabilities (net of effects of acquisition):
Customer accounts receivable	5,124	(10,494)	(16,502)
Merchandise inventories	(58,491)	(8,167)	(67,784)
Deferred catalog costs	520	(903)	(669)
Due from affiliates	2,220	1,181	973
Prepaid and other current assets	1,441	(3,521)	(603)
Accounts payable	20,074	20,685	14,338
Income taxes payable	3,083	10,717	12,090
Accrued liabilities	(20,421)	10,837	9,132
Other assets	(7,146)	(1,920)	(4,799)
Other liabilities	10,084	8,322	10,035

Net cash provided by operating activities	134,392	211,438	155,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of The J. Jill Group, Inc., net of cash acquired	(493,946)	—	—
Additions to property and equipment	(104,208)	(72,684)	(92,668)
Proceeds from disposal of property and equipment	612	—	—
Maturities of marketable securities	16,729	—	—

Net cash used in investing activities	(580,813)	(72,684)	(92,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under notes payable	490,000	—	—
Payment of notes payable	(85,358)	—	—
Proceeds from options exercised	3,785	7,731	7,345
Excess tax benefit from options exercised	1,156	—	—
Debt issuance costs	(1,414)	—	—
Cash dividends	(27,490)	(25,334)	(23,859)
Purchase of treasury stock	(1,113)	(49,993)	(99,986)

Net cash provided by (used in) financing activities	379,566	(67,596)	(116,500)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(242)	51	101
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,097)	71,209	(53,844)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	103,020	31,811	85,655

CASH AND CASH EQUIVALENTS, END OF YEAR	$35,923	$103,020	$31,811

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Amounts in thousands except share data

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Deferred	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Income	Equity

BALANCE AT JANUARY 31, 2004 (52 weeks)	76,245,075	$762	$411,874	$644,073	$(14,601)	$(6,154)	$(431,043)		$604,911
Cash dividends paid	—	—	—	(23,859)	—	—	—		(23,859)
Common stock issued as unvested stock award	298,075	3	10,105	—	—	(10,108)	—		—
Unvested stock units issued	—	—	1,108	—	—	(1,108)	—		—
Compensation expense related to unvested common stock awards	—	—	—	—	—	4,964	—		4,964
Stock options exercised, including tax benefit	396,984	4	9,825	—	—	—	—		9,829
Purchase of 3,222,423 shares of common stock	—	—	—	—	—	—	(99,986)		(99,986)
Purchase of 24,475 shares of unvested common stock awards	—	—	—	—	—	585	(681)		(96)
Comprehensive income:
Net income	—	—	—	95,366	—	—	—	$95,366	95,366
Translation adjustment	—	—	—	—	(401)	—	—	(401)	(401)
Change in minimum pension and postretirement liabilities, net of tax	—	—	—	—	(2,140)	—	—	(2,140)	(2,140)

Comprehensive income	—	—	—	—	—	—	—	92,825

BALANCE AT JANUARY 29, 2005 (52 weeks)	76,940,134	769	432,912	715,580	(17,142)	(11,821)	(531,710)		588,588
Cash dividends paid	—	—	—	(25,334)	—	—	—		(25,334)
Common stock issued as unvested stock award	322,425	3	9,844	—	—	(9,844)	—		3
Unvested stock units issued	—	—	844	—	—	(844)	—		—
Forfeited unvested stock units	—	—	(79)	—	—	79	—		—
Compensation expense related to unvested common stock awards	—	—	32	—	—	8,669	—		8,701
Stock options exercised, including tax benefit	598,569	7	11,668	—	—	—	—		11,675
Purchase of 1,663,430 shares of common stock	—	—	—	—	—	—	(49,993)		(49,993)
Purchase of 21,675 shares of vested and unvested common stock awards	—	—	—	—	—	358	(641)		(283)
Comprehensive income:
Net income	—	—	—	93,151	—	—	—	93,151	93,151
Translation adjustment	—	—	—	—	(138)	—	—	(138)	(138)
Change in minimum pension and postretirement liabilities, net of tax	—	—	—	—	598	—	—	598	598

Comprehensive income	—	—	—	—	—	—	—	93,611

BALANCE AT JANUARY 28, 2006 (53 weeks)	77,861,128	779	455,221	783,397	(16,682)	(13,403)	(582,344)		626,968
Cash dividends paid	—	—	—	(27,490)	—	—	—		(27,490)
Common stock issued as stock award	439,091	4	—	—	—	—	—		4
Adoption of SFAS No. 123R	—	—	(13,403)	—	—	13,403	—		—
Compensation expense related to stock options	—	—	12,492	—	—	—	—		12,492
Compensation expense related to unvested common stock awards	—	—	5,504	—	—	—	—		5,504
Stock options exercised, including tax benefit	267,168	3	4,887						4,890
Purchase of 66,554 shares of vested and unvested common stock awards	—	—	—	—	—		(1,113)		(1,113)
Adoption of SFAS No. 158	—	—	—	—	(17,345)	—	—		(17,345)
Comprehensive income:
Net income	—	—	—	31,576	—	—	—	31,576	31,576
Translation adjustment	—	—	—	—	(315)	—	—	(315)	(315)
Change in minimum pension and postretirement liabilities, net of tax	—	—	—	—	8,140	—	—	8,140	8,140

Comprehensive income	—	—	—	—	—	—	—	$39,401

BALANCE AT FEBRUARY 3, 2007	78,567,387	$786	$464,701	$787,483	$(26,202)	$0	$(583,457)		$643,311

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands except share and per share data

1.	Description of Business

The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a international specialty retailer and cataloger of women’s, children’s and men’s classic apparel, accessories and shoes sold under the Talbots and J. Jill brand names. The Company’s products are sold through its 1,364 retail stores, its circulation of approximately 118 million catalogs annually, and online through its websites, www.talbots.com and www.jjill.com. AEON (U.S.A.), Inc. (“AEON USA”), is the Company’s majority shareholder, owning approximately 55% of the Company’s outstanding common stock at February 3, 2007.

On May 3, 2006, the Company acquired The J. Jill Group, Inc. (“J. Jill”) (see Note 3 below), a multi-channel specialty retailer of women’s apparel. The accompanying consolidated statement of earnings and the statement of cash flows for the year ended February 3, 2007 include the operations of J. Jill since the date of the acquisition. The accompanying consolidated balance sheet as of February 3, 2007 includes J. Jill.

2.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the applicable balance sheets and the reported amounts of net sales and expenses during the applicable reporting periods. The Company’s significant estimates within the consolidated financial statements include those related to inventory markdown reserves, product returns, customer programs and incentives, retirement plans, valuation of long-lived assets, valuation of intangibles, income taxes, stock-based compensation, and purchase price allocation. Actual results could differ from those estimates.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Talbots Classics National Bank (a Rhode Island chartered national bank), Talbots Classics Finance Company, Inc. (a Delaware corporation), Talbots Canada Corporation (a Nova Scotia, Canada corporation), Talbots Canada, Inc. (a Delaware corporation), Talbots (U.K.) Retailing Ltd. (a Delaware corporation), Talbots International Retailing Limited, Inc. (a Delaware corporation), The Classics Chicago, Inc. (a Delaware corporation), Talbots Import, LLC (a Delaware limited liability company), and The J. Jill Group, Inc. (a Delaware corporation). All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company conforms to the National Retail Federation’s fiscal calendar. The year ended February 3, 2007 was a 53-week reporting period. In a 53-week reporting period, three quarters are 13-week periods and one quarter is a 14-week period. The fourth quarter of the year ended February 3, 2007 was a 14-week period. The years ended January 28, 2006 and January 29, 2005 were 52-week reporting periods. References to “2006”, “2005”, and “2004” are for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents.

Marketable securities  — In 2006, the Company’s marketable securities consisted primarily of investments in municipal debt securities. The Company maintained a liquid portfolio and accordingly, all marketable securities were classified as available-for-sale and reported at their fair value. As of February 3, 2007, all of the Company’s marketable securities held during the year had matured. Realized gains recognized during the year ended February 3, 2007 were immaterial. The Company did not hold any marketable securities during the years ended January 28, 2006 and January 29, 2005.

Customer Accounts Receivable — Customer accounts receivable are amounts due from customers as a result of customer purchases on the Talbots brand proprietary credit card, net of an allowance for doubtful accounts. The

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Talbots charge card program is administered through Talbots Classics National Bank and Talbots Classics Finance Company, Inc., both wholly owned subsidiaries. Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluation of customers’ financial positions are performed and collateral is not required as a condition of credit. The allowance for doubtful accounts is maintained for estimated losses from the inability of customers to make required payments and is based on a percentage of outstanding balances, historical charge-offs, and charge-off forecasts. Delinquent accounts are generally written off after a period of delinquency. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make collectibility unlikely.

Customer Loyalty Program — The Company maintains a customer loyalty program for the Talbots brand through which the customers receive “appreciation awards” based on reaching a certain purchase level on their Talbots credit card. Appreciation awards may be applied to future Talbots charge card merchandise purchases and expire one year after issuance. The cost of the appreciation award is recognized at the time of the initial customer purchase and is charged to selling, general and administrative expenses based on purchase levels, actual awards issued, and historical redemption rates. The related liability is included in accrued liabilities.

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

Goodwill and Other Intangible Assets — The Company tests for impairment of goodwill and trademarks using a fair value approach at the reporting unit level, or one level below an operating segment, on an annual basis, or when events indicate that the carrying value of the asset may be impaired. The Company has elected the first day of each fiscal year as its measurement date. No impairment charges were recorded during the fiscal years ending February 3, 2007, January 28, 2006, and January 29, 2005.

The Company’s intangible assets that are subject to amortization include customer relationships, favorable leasehold interests, and non-compete agreements. The intangible assets are being amortized using either the discounted cash flow method or the straight-line method over periods ranging from 20 months to 14 years with a weighted average life of approximately 11 years. The intangible asset lives have been determined based on the anticipated period over which the Company will derive future cash flow benefits from the intangible assets. The Company has considered the effects of legal, regulatory, contractual, competitive, and other economic factors in determining these useful lives.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Impairment of Long-lived Assets — The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Grantor Trust — The Company maintains an irrevocable grantor’s trust (“Rabbi Trust”) to hold assets that fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan. The assets held in the Rabbi Trust consist of money market and insurance policies (in which the Company is the owner and designated beneficiary) and are recorded at the cash surrender value. At February 3, 2007 and January 28, 2006, the values were $24,159 and $19,950, respectively, and were included in other assets on the consolidated balance sheets. The Company’s obligation related to the Supplemental Retirement Savings Plan and Deferred Compensation Plan was $25,839 and $20,808, respectively, at February 3, 2007 and January 28, 2006, and is included in other liabilities on the consolidated balance sheets.

Deferred Rent Obligations — Deferred rent obligations consists of step rent and allowances from landlords related to the Company’s retail stores. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period (which typically ranges from 90 to 120 days prior to the store opening). This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts pledged to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records an asset for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income over the term of the applicable lease and the asset is reduced as amounts are received from the landlord.

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable, and long-term debt. The carrying value of current assets and current liabilities approximates their fair market values. The carrying value of long-term debt, which has variable interest rate terms, approximates its fair value.

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

Revenue Recognition — The Company recognizes revenue at the point-of-sale or, in the case of catalog and online sales, upon estimated receipt by the customer. Amounts charged by the Company to its customers for shipping and handling are included in net sales. The Company provides for estimated returns based on return history and sales levels. The Company does not include sales tax collected from its customers in revenue.

Cost of Sales, Buying and Occupancy — Cost of sales, buying and occupancy expenses are comprised primarily of the cost of product merchandise, including inbound freight charges; shipping, handling and distribution costs associated with the Company’s catalog operations; salaries and expenses incurred by the Company’s merchandising and buying operations; amortization expense relating to the Company’s intangible assets; and occupancy costs associated with the Company’s retail stores. Occupancy costs consist primarily of rent and associated depreciation, maintenance, property taxes, and utilities.

Selling, General and Administrative expenses — Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

functions; catalog operation costs relating to production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; the costs and income associated with the Company’s credit card operations; and amortization expense relating to the Company’s intangible assets. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, were approximately $28,272, $25,712, and $24,370, respectively.

Finance Charge Income — Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense, and includes interest and late fees.

Advertising — Advertising costs, which include media, production, and catalogs, totaled $88,458, $65,957, and $69,356 for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Media and production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally one to five months.

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

Stock-Based Compensation — On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which requires all stock-based compensation to be recognized in the financial statements at their fair values. The Company elected to use modified-prospective application as its transition method and accordingly, prior period amounts have not been restated. Under this transition method, the Company is recognizing stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS No. 123R. For unvested awards outstanding upon the adoption of SFAS No. 123R, the Company is recognizing stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the remaining requisite service period of the awards. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations, and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. See Note 6 for further discussion on stock-based compensation.

Comprehensive Income — The Company’s comprehensive income (loss) is comprised of reported net income plus the impact of changes in the cumulative foreign currency translation adjustment and the changes in the minimum post-retirement plan liabilities, net of tax. Accumulated other comprehensive income (loss) (“AOCI”) is included in the consolidated balance sheets and consolidated statements of stockholders’ equity. Pursuant to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), any changes to the Company’s defined benefit plans funded status is required to be recognized as an unrealized gain or loss through AOCI. The Company was required to adopt the recognition provisions of SFAS No. 158 as of February 3, 2007. During 2006, the Company recorded an increase to its minimum pension and postretirement plan liabilities of $13,567, offset by an increase to AOCI of $8,140, net of tax. Additionally the Company recorded an adjustment to the funded status of the Company’s defined benefit postretirement plans of $27,652, offset by a charge to AOCI of $17,345, net of tax. As of February 3, 2007, the balance of AOCI included a cumulative minimum pension and postretirement plan liability, net of tax, of $6,420, an adjustment to the funded status of the Company’s defined benefit plans of $17,345, net of tax, as a result of the adoption of SFAS No. 158, and a cumulative foreign currency translation loss of $2,437.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

During 2005, the Company recorded a decrease to its minimum pension and postretirement plan liabilities of $996, offset by an increase to AOCI of $598, net of tax. As of January 28, 2006, the balance of AOCI included a cumulative minimum pension and postretirement plan liability, net of tax, of $14,560 and a cumulative foreign currency translation loss of $2,122. During 2004, the Company recorded additional minimum pension and postretirement plan liabilities of $3,566, offset by a charge to AOCI of $2,140, net of tax. As of January 29, 2005, the balance of AOCI included a cumulative minimum pension and postretirement plan liability, net of tax, of $15,158 and a cumulative foreign currency translation loss of $1,984.

Basic and Diluted Net Income Per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of all dilutive potential common shares, including contingently returnable shares (as determined by the treasury stock method, which includes the tax benefit on assumed stock option exercises and assumed vesting of unvested stock and unvested stock units).

Supplemental Cash Flow Information — Interest paid for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 was $30,108, $4,167, and $2,470 respectively. Income tax payments during the years ended February 3, 2007, January 28, 2006, and January 29, 2005 were $31,217, $54,489, and $38,641, respectively.

New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, which applies to all employers who offer defined benefit postretirement plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur. The Company adopted the recognition provisions of SFAS No. 158 as of February 3, 2007. Application of this standard resulted in a decrease to other assets of $1,256, an increase to other liabilities of $27,652, and a decrease to accumulated other comprehensive income of $17,345, net of tax. The adoption of this standard did not impact the consolidated statements of earnings or statements of cash flows in 2006. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. The Company is required to adopt the measurement provisions of SFAS No. 158 for its fiscal year ending January 31, 2009.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying and evaluating current year misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 did not have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2007, February 4, 2007. Upon initial adoption of FIN No. 48, the Company will recognize the cumulative effect of FIN No. 48 as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

In June 2006, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-3, Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions (“EITF No. 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amounts of taxes included in the financial statements. The Company records sales tax collected from its customers on a net basis. The Company adopted the provisions of EITF 06-3 as of February 3, 2007 and has included its accounting policy herein in Note 2 under the caption “Revenue Recognition.”

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

Talbots acquired all of the outstanding shares of J. Jill for $24.05 per share for total consideration of $518,320 in cash. The Company used the proceeds from its $400,000 loan facility (see Note 11), as well as cash on hand to fund the acquisition. The Company also incurred acquisition-related fees and expenses of $6,071. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and accordingly, the results of operations of J. Jill have been included in the accompanying consolidated statement of earnings in 2006 from the date of the acquisition. The total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based on their fair values at the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed, at the date of the acquisition, for an aggregate purchase price of $524,391, including acquisition costs.

As of
May 3, 2006

Cash	$30,445
Deferred income taxes	19,475
Other current assets	91,837
Property and equipment	154,553
Goodwill	211,977
Trademarks	79,100
Other intangible assets	100,185

Total assets acquired	$687,572

Current liabilities	$55,662
Deferred income taxes	95,699
Other long-term liabilities	11,820

Total liabilities assumed	$163,181

Net assets acquired	$524,391

Consideration:
Cash on hand	$118,320
Cash obtained through debt financing	400,000
Acquisition costs	6,071

Total Consideration	$524,391

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

As part of the purchase price allocation, all intangible assets were identified and valued. Of the total purchase price, $79,100 was assigned to trademarks, and $100,185 was assigned to other intangible assets, which consist of customer relationships of $84,200, non-compete agreements of $4,900, and favorable leasehold interests of $11,085. The amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date using income and cost approaches. The amortization of the intangible assets that are subject to amortization is expected to be recognized over a weighted average life of approximately 11 years.

The acquired trademarks have been assigned an indefinite life and will not be amortized. Trademarks will be reviewed for impairment or for indicators of a limited useful life on an annual basis or when events indicate that the asset may be impaired.

The amount assigned to customer relationships, $84,200, is being amortized using a discounted cash flow method over a weighted average life of approximately 12 years. The amount assigned to non-compete agreements, $4,900, is being amortized on a straight-line basis over the period that the agreements are enforceable, approximately 20 months. The amount assigned to favorable leasehold interests, $11,085, is being amortized on a straight-line basis over the remaining lease period, or a weighted average of approximately eight years.

The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of $211,977 was allocated to goodwill, which is non-deductible for tax purposes. Goodwill will not be amortized and will be reviewed for impairment on an annual basis or when events indicate that the asset may be impaired.

As a result of the acquisition, the Company has substantially executed its formalized business plan to involuntarily terminate or relocate employees of the acquired company. In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Combination, the Company recorded $10,049 within goodwill, as the cost was an assumed liability as of the date of acquisition. As of February 3, 2007, $7,281 has been paid out. The remaining amount is expected to be paid in 2007. In addition, the Company offered certain J. Jill employees retention payments of $931 which is being recorded within the consolidated statement of earnings over the retention period. The Company has recorded $867 within selling, general, and administrative expenses for the year ended February 3, 2007. The remaining expense is expected to be recorded in 2007.

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

	February 3,	January 28,
	2007	2006

Net sales	$2,341,016	$2,256,910
Net income	$20,731	$70,336
Net income per share:
Basic	$0.39	$1.33
Diluted	$0.39	$1.30

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

4.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by reportable segment during the year ended February 3, 2007 is as follows:

		Direct
	Stores	Marketing	Consolidated

Balance at January 28, 2006	$35,513	$—	$35,513
Increase due to J. Jill acquisition (see Note 3)	160,453	51,524	211,977

Balance at February 3, 2007	$195,966	$51,524	$247,490

There was no change in the carrying value of goodwill during the year ended January 28, 2006.

Intangible assets consist of the following:

		Accumulated
	Gross	Amortization	Net

February 3, 2007
Trademarks	$154,984	$—	$154,984
Customer relationships	84,200	(4,723)	79,477
Leasehold interests	11,740	(1,836)	9,904
Non-compete agreements	4,900	(2,243)	2,657

Total	$255,824	$(8,802)	$247,022

At January 28, 2006, intangible assets consisted of trademarks of $75,884.

The changes in the carrying amount of the intangible assets primarily consist of trademarks and other intangible assets acquired in connection with the acquisition of J. Jill (see Note 3).

Amortization expense relating to intangible assets was recorded within the consolidated statement of earnings for the year ended February 3, 2007 as follows:

February 3,
2007

Cost of sales, buying, and occupancy	$1,246
Selling, general, and administrative	6,965

Total	$8,211

The Company did not record any amortization expense relating to intangible assets for the years ended January 28, 2006, and January 29, 2005.

Estimated future amortization expense of intangible assets is as follows:

Amount

2007	$10,962
2008	10,024
2009	10,320
2010	10,517
2011	9,717
Thereafter	40,498

Total	$92,038

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

5.	Equity Transactions

During the years ended February 3, 2007, January 28, 2006, and January 29, 2005, the Company declared and paid dividends totaling $0.51 per share, $0.47 per share, and $0.43 per share, respectively.

At February 3, 2007 and January 28, 2006, the Company held 24,568,126 shares and 24,501,572 shares, respectively, as treasury shares. The Company’s treasury shares include the repurchase of its shares under approved stock repurchase programs as well as the repurchase of shares awarded under the Company’s 1993 and 2003 Executive Stock Based Incentive Plans (the “1993 Plan” and the “2003 Plan”) and the Amended and Restated Directors Plan (the “Directors Plan”).

In 1995, the Company adopted a stock repurchase plan authorizing the purchase of shares of its common stock. Subsequently, the Company’s Board of Directors approved additional authorizations under its stock repurchase program. During 2006, the Company did not repurchase any shares under its repurchase program. During 2005, the Company repurchased 1,663,430 shares of the Company’s common stock under its repurchase program at an average price per share of $30.04. These repurchases were made under a stock repurchase program approved by the Company’s Board of Directors during 2005 authorizing the Company to purchase an aggregate of $50,000 in stock. The repurchases under this authorization were completed in October 2005. During 2004, the Company repurchased 3,222,423 shares of the Company’s common stock under its repurchase program at an average price per share of $31.03. These repurchases were made under stock repurchase programs approved by the Company’s Board of Directors during 2004 authorizing the Company to purchase an aggregate of $100,000 in stock.

During 2006, the Company repurchased 46,528 shares of its common stock at an average price per share of $23.91 from employees to cover tax withholding obligations associated with the vesting of common stock awarded under the 2003 Plan. In addition, the Company repurchased 20,026 unvested common shares that were forfeited upon employee termination at a price per share of $0.01. During 2005, the Company repurchased 1,200 shares of its common stock at a price per share of $25.57 to cover tax withholding obligations associated with the vesting of common stock awarded under the Directors Plan. In addition, in 2005, the Company repurchased 20,475 unvested common shares that were forfeited upon employee termination at a price per share of $0.01. In 2004, the Company repurchased 24,475 of unvested common shares that were forfeited upon employee terminations at a price per share of $0.01.

6.	Stock-Based Compensation

2003 Executive Stock Based Incentive Plan

The Company’s 2003 Plan provides for the grant of stock options and unvested stock awards to certain key members of management. In accordance with the 2003 Plan, the Company has issued stock options that generally vest over a three-year period at each anniversary date and expire no later than ten years from the grant date. During 2006 and 2005, the Company granted 1,092,600 and 983,500 options, respectively, to purchase shares of its common stock to employees at an exercise price equal to the fair market value at the date of grant.

Additionally, under the provisions of the 2003 Plan, upon the grant of unvested stock, the recipient is required to pay the par value of such shares, $0.01 per share. The shares of unvested stock generally are forfeited to the Company, through the repurchase of such shares, at the $0.01 par value if the employee terminates employment prior to the vesting date. Certain shares granted as performance accelerated unvested stock vest at the end of a five-year service period, however, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate financial goals. Certain other shares of unvested stock are time vested. During 2006 and 2005, the Company granted 430,091 and 311,425 shares of unvested stock, respectively. For the years ended February 3, 2007, January 28, 2006, and January 29, 2005, the Company recorded $4,839, $7,517, and $4,122, respectively, of compensation expense, relating to unvested stock within its consolidated statement of earnings.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The Company has reserved 7,000,000 shares of common stock under the 2003 Plan for issuance. Any authorized but unissued shares of common stock available for future awards under the Company’s previous 1993 Executive Stock Based Incentive Plan were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, canceled or otherwise become available to the Company. At February 3, 2007 there were 2,419,004 shares available for future grant under the 2003 Plan.

Amended and Restated Directors Plan

The Company’s Directors Plan provides for the grant of stock options and unvested stock units (“USUs”) to non-management directors on the Company’s Board of Directors. In accordance with the Directors Plan, the Company has issued stock options that generally vest over a three-year period, but accelerate upon retirement, and expire no later than ten years from the date of grant. No stock options were granted under the Directors Plan during 2006 and 2005.

Additionally, in accordance with the Directors Plan, the Company has awarded USUs which generally vest over one year. The USUs may be mandatorily or electively deferred, in which case the USUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the USUs are not deferred, the USUs will be issued as common stock upon vesting. Holders of USUs are entitled to dividends equivalent to common stock dividends but USUs do not have voting rights. During each of 2006 and 2005, 28,000 USUs were granted. For the years ended February 3, 2007, January 28, 2006, and January 29, 2005, the Company recorded $665, $900, and $746, respectively, of compensation expense, relating to USUs within its consolidated statement of earnings.

The number of shares reserved for issuance under the Directors Plan is 1,060,000. At February 3, 2007, 505,516 shares were available for future grant under the Directors Plan.

The Company intends to issue shares from exercises of stock options and future issuances of unvested stock and unvested stock units from its unissued reserved shares under its 2003 Plan and Directors Plan.

Adoption of SFAS No. 123R

On January 29, 2006, the Company adopted SFAS No. 123R which requires all stock-based compensation to employees to be recognized in the financial statements at their fair values. The Company elected to use modified-prospective application as its transition method and accordingly, prior period amounts have not been restated. Under this transition method, the Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS No. 123R. For unvested awards outstanding upon the adoption of SFAS No. 123R, the Company is recognizing stock-based compensation expense on a straight-line basis over the remaining requisite service period of the awards. The amount of stock-based compensation recognized is based on the value of the portion of the award that is expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The consolidated statements of earnings for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 include the following stock-based compensation expense related to stock options awards, unvested stock awards, and unvested stock unit awards:

	February 3,	January 28,	January 29,
	2007	2006	2005

Cost of sales, buying and occupancy	$2,594	$—	$—
Selling, general and administrative	15,402	8,417	4,868

Total	$17,996	$8,417	$4,868

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The consolidated statements of earnings for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 included an income tax benefit relating to stock-based compensation expense recorded of $7,200, $3,368, and $1,948, respectively.

For the year ended February 3, 2007, the effect of the adoption of SFAS No. 123R was a decrease to operating income of $12,492 and a decrease to net income of $7,807, or $0.15 per basic and diluted common share. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees, and the related interpretations and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards.

SFAS No. 123R requires that cash retained as a result of tax benefits in excess of recognized compensation costs relating to share-based awards be presented in the statement of cash flows as a financing inflow. The adoption of SFAS No. 123R decreased cash flow from operating activities and increased cash flow from financing activities by $1,156 for the year ended February 3, 2007. The Company elected to use the short form method to calculate the Additional Paid-in Capital (“APIC”) pool. The tax benefit of any resulting excess tax deduction will increase the APIC pool; any resulting tax deficiency will be deducted from the APIC pool to the extent available and then income tax expense will be recognized for any remaining tax deficiency.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 for the Company’s stock-based compensation plans:

	Fiscal Year Ended
	January 28,	January 29,
	2006	2005

Net income, as reported	$93,151	$95,366
Add: stock-based compensation included in reported net income, net of related tax effects	5,266	3,042
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(13,702)	(12,706)

Pro forma net income	$84,715	$85,702

Earnings per share:
Basic-as reported	$1.76	$1.73

Basic-pro forma	$1.60	$1.56

Diluted-as reported	$1.72	$1.70

Diluted-pro forma	$1.56	$1.52

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during 2006, 2005, and 2004 were $8.85, $12.14, and $16.67 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Weighted average risk-free interest rate	4.7%	4.0%	3.7%
Weighted average expected life of option grants	4.5 years	4.2 years	6.0 years
Weighted average expected volatility of underlying stock	41.8%	47.9%	54.8%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	2.0%	1.5%	1.3%

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

The fair value of unvested stock awards and USUs granted during 2006, 2005, and 2004 were based on the closing traded stock price on the date of the grants. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period.

As of February 3, 2007, there was $24,948 of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. These costs are expected to be recognized over a weighted average period of 2.4 years.

Stock Option Activity

A summary of stock option activity during the year ended February 3, 2007 is presented below.

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at beginning of year	7,908,596	$28.74
Granted	1,092,600	25.33
Exercised	(267,168)	14.15
Forfeited	(41,403)	28.97
Expired	(253,695)	39.37

Outstanding at end of year	8,438,930	$28.44

Exercisable at end of year	6,412,945	$28.40

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The following table summarizes information regarding stock options outstanding at February 3, 2007:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Options	Average	Average	Options	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$ 7.41 – $10.22	130,336	1.0 years	$7.43	130,336	$7.43
$10.23 – $15.33	371,223	1.7 years	12.47	371,223	12.47
$15.34 – $20.45	1,991,169	3.1 years	18.97	1,972,769	18.97
$20.46 – $25.56	1,828,152	7.7 years	25.24	804,352	25.00
$25.57 – $30.68	244,100	6.6 years	27.26	185,499	27.55
$30.69 – $35.79	1,846,900	7.5 years	32.75	936,400	33.16
$35.80 – $40.90	1,077,050	5.1 years	35.91	1,062,366	35.89
$40.91 – $46.01	2,000	4.2 years	41.85	2,000	41.85
$46.02 – $51.13	948,000	4.0 years	47.03	948,000	47.03

	8,438,930	5.4 years	$28.44	6,412,945	$28.40

The total grant date fair value of options that vested during 2006 was $13,051. The aggregate intrinsic value of stock options exercised during 2006, 2005, and 2004 was $2,895, $10,535, and $6,627. The aggregate intrinsic value of outstanding and exercisable stock options as of February 3, 2007 was $16,804 and $16,626 respectively. The weighted average remaining life of exercisable stock options was 4.5 years as of February 3, 2007.

Unvested Stock Awards Activity

A summary of unvested stock award activity (unvested stock and USUs) for the year ended February 3, 2007 is presented below. The weighted average market price per share approximates their fair value.

		Weighted
		Average
	Number of	Market Price
	Shares	per share

Unvested at beginning of year	913,500	$30.36
Granted	458,091	25.28
Vested	(147,138)	25.44
Forfeited	(20,026)	29.54

Unvested at end of year	1,204,427	$29.45

The intrinsic value of unvested stock awards and USUs that vested during 2006 was $3,507.

7.	Related Party and Affiliates

AEON Co., Ltd. is a related party that owns and operates Talbots brand stores in Japan through its wholly owned subsidiary, Talbots Japan Co., Ltd. (“Talbots Japan”). The Company provides certain services and purchases merchandise for Talbots Japan. The Company is reimbursed for expenses incurred and the cost of merchandise. For the years ended February 3, 2007, January 28, 2006, and January 29, 2005, the total charges for services and merchandise purchases were $16,990, $18,675, and $16,625, respectively. At February 3, 2007 and January 28, 2006, the Company was owed $5,672 and $7,892, respectively, for these service costs and for merchandise inventory purchases made on behalf of Talbots Japan. Interest at a rate equal to the Internal Revenue Service monthly short-term applicable federal rate, which was 4.8% and 4.3% at February 3, 2007 and January 28, 2006,

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

respectively, accrues on amounts outstanding more than 30 days after the original invoice date. For the years ending February 3, 2007, January 28, 2006, and January 29, 2005, the Company charged Talbots Japan interest of $238, $280, and $160, respectively.

The Company has an advisory services agreement with AEON USA under which AEON USA provides advice and services to the Company with respect to strategic planning and other related issues concerning the Company. Additionally, AEON USA maintains on behalf of the Company, a working relationship with Japanese banks and other financial institutions. AEON USA receives an annual fee of $250 plus any expenses incurred, which are not material. At February 3, 2007 and January 28, 2006, there were no amounts owed under this contract.

Under the Company’s stock repurchase authorizations, shares are repurchased from the open market from time to time. Concurrently with such open market purchases, the Company has generally purchased a pro rata number of shares from AEON USA so as to maintain substantially the same percentage stock ownership of the Company between AEON USA and the public shareholders. For each pro rata repurchase program, purchases of shares from AEON USA are at the weighted average price of the prices paid to the public shareholders. There were no shares repurchased from AEON USA during 2006. During 2005, a total of 937,030 shares were repurchased from AEON USA at a weighted average price of $30.04 per share. During 2004, a total of 1,839,823 shares were repurchased from AEON USA at a weighted average price of $31.00 per share.

8.	Accounts Receivable

Customer accounts receivable are as follows:

	February 3,	January 28,
	2007	2006

Due from customers	$206,819	$212,149
Less allowance for doubtful accounts	(2,200)	(2,400)

Customer accounts receivable, net	$204,619	$209,749

Finance charge income (including interest and late fee income) amounted to $42,398, $40,605, and $39,796 for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively.

Changes in the allowance for doubtful accounts are as follows:

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Balance, beginning of year	$2,400	$2,700	$2,700
Charges to costs and expenses	1,360	2,208	2,649
Charge-offs, net of recoveries	(1,560)	(2,508)	(2,649)

Balance, end of year	$2,200	$2,400	$2,700

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

9.	Property and Equipment

Property and equipment consists of the following:

	February 3,	January 28,
	2007	2006

Land	$22,817	$10,817
Buildings	88,267	67,521
Fixtures and equipment	435,755	368,397
Software	50,830	46,300
Leasehold improvements	420,046	298,845
Leasehold interests	—	681
Construction in progress	18,132	9,018

Property and equipment-gross	1,035,847	801,579
Less accumulated depreciation and amortization	(502,631)	(414,043)

Property and equipment-net	$533,216	$387,536

Depreciation expense for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 was $112,934, $89,938 and $85,109, respectively.

10.	Accrued Liabilities

Accrued liabilities consist of the following:

	February 3,	January 28,
	2007	2006

Gift cards, merchandise credits, sales return reserve and other customer related liablilities	$74,351	$60,888
Employee compensation, related tax and benefits	38,300	33,757
Taxes other than income and withholding	14,329	9,723
Other accrued liabilities	31,783	16,837

Total accrued liabilities	$158,763	$121,205

Changes in the sales return reserve are as follows:

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Sales return reserve balance, beginning of year	$10,283	$9,184	$8,002
Balance acquired from J. Jill at fair value	5,561	—	—
Provision for merchandise returns	427,311	378,697	358,279
Merchandise returned	(432,074)	(377,598)	(357,097)

Sales return reserve balance, end of year	$11,081	$10,283	$9,184

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

11.  Debt

A summary of outstanding long-term debt follows:

	February 3,	January 28,
	2007	2006

Acquisition loan	$360,000	$—
Revolving Credit	100,000	100,000
Tilton facility loan	9,643	—

Total long-term debt	469,643	100,000
Less current maturities	(80,469)	—

Long term-debt, less current portion	$389,174	$100,000

Long-term Debt — In February 2006, the Company entered into a $400,000 Bridge Loan Agreement in connection with its planned acquisition of J. Jill. On July 27, 2006, the Bridge Loan was converted into a Term Loan (the “Acquisition Loan”). Pursuant to the Acquisition Loan agreement, the Company borrowed $400,000 to be repaid no later than July 27, 2011. The Acquisition Loan is a senior unsecured obligation of the Company.

The Acquisition Loan bears interest at a rate per annum equal to LIBOR plus 0.35%. It is to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Loan agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Loan could be accelerated. The agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a maximum leverage ratio, a minimum net worth, and a minimum fixed charge coverage ratio. As of February 3, 2007, there were $360,000 in borrowings outstanding under the Acquisition Loan. The Company was in compliance with the covenants associated with the Acquisition Loan agreement as of February 3, 2007. The interest rate on the Acquisition Loan at February 3, 2007 was 5.7%.

In addition, as of February 3, 2007, the Company has revolving credit agreements with four banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $100,000, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of February 3, 2007, the weighted average interest rate on the loans was 6.1%. At February 3, 2007 and January 28, 2006, the Company had $100,000 outstanding under its Revolving Credit Agreements. None of the outstanding balance is currently payable. Of the $100,000 outstanding, $58,000 is due in April 2008 and $42,000 is due in January 2009, but may be extended upon approval from the banks.

As part of the J. Jill acquisition, Talbots assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Line of Credit (Notes payable to banks) — In connection with the execution of the Acquisition Loan Agreement, the Company decreased the maximum borrowings available under its unsecured line of credit facilities from $125,000 to $115,000. At February 3, 2007, there was $45,000 outstanding under these facilities with the outstanding balances due between one and two months. The weighted average interest rate at February 3, 2007 on these facilities was 5.8%. At January 28, 2006, no amounts were outstanding under these facilities. In March of 2007, the Company increased its availability under its line of credit facilities by $25,000 from $115,000 to $140,000.

Letters of Credit — The Company has letter of credit agreements totaling $305,812 at February 3, 2007, which it uses primarily for the purchase of merchandise inventories. At February 3, 2007 and January 28, 2006, the Company had $180,533 and $141,159, respectively, outstanding under these letters of credit. In March of 2007, in connection with the change to the Company’s Line of Credit agreement noted above, the Company reduced its availability under its letter of credit agreements by $25,000 from $305,812 million to $280,812.

The following table summarizes the Company’s annual maturities of long-term debt subsequent to February 3, 2007:

Long-Term
Debt

2007	$80,469
2008	180,795
2009	88,379
2010	80,000
2011	40,000

Total	$469,643

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

12.	Income Taxes

Income before taxes for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, consists of the following:

	February 3,	January 28,	January 29,
	2007	2006	2005

Domestic	$44,838	$140,567	$134,797
Foreign	5,684	8,475	5,208

Total	$50,522	$149,042	$140,005

The provision for income taxes for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, consists of the following:

	February 3,	January 28,	January 29,
	2007	2006	2005

Currently payable:
Federal	$32,823	$59,667	$34,564
State	1,212	5,802	4,569
Foreign	1,691	3,007	1,812

Total currently payable	35,726	68,476	40,945

Deferred:
Federal	(13,695)	(9,650)	4,498
State	(3,253)	(1,914)	(903)
Foreign	168	(1,021)	99

Total deferred	(16,780)	(12,585)	3,694

Total income tax expense	$18,946	$55,891	$44,639

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Components of the net deferred tax asset or liability recognized in the consolidated balance sheets as of February 3, 2007 and January 28, 2006 are as follows:

	February 3, 2007			January 28, 2006
	Assets	Liabilities	Total	Assets	Liabilities	Total

United States:
Current:
Merchandise inventories	$17,624	$—	$17,624	$8,084	$—	$8,084
Deferred catalog costs	—	(2,286)	(2,286)	—	(806)	(806)
Accrued vacation pay	5,713	—	5,713	5,338	—	5,338
Net operating loss carryforward	6,151	—	6,151	—	—	—
Other	4,145	(2,668)	1,477	3,842	(2,442)	1,400

Total current	33,633	(4,954)	28,679	17,264	(3,248)	14,016

Noncurrent:
Depreciation and amortization	—	(58,643)	(58,643)	—	(38,201)	(38,201)
Lease commitments	12,586	—	12,586	14,650	—	14,650
Deferred compensation	26,099	—	26,099	18,161	—	18,161
Minimum pension liability	15,843	—	15,843	9,706	—	9,706
Identifiable intangible	—	(59,604)	(59,604)	1,070	—	1,070
Other	1,302	—	1,302	—	—	—

Total noncurrent	55,830	(118,247)	(62,417)	43,587	(38,201)	5,386

Foreign:
Current:
Merchandise inventories	49	—	49	75	—	75
Other	24	—	24	24	—	24

Total current	73	—	73	99	—	99

Noncurrent:
Depreciation and amortization	880	—	880	1,021	—	1,021

Total noncurrent	880	—	880	1,021	—	1,021

Total deferred income taxes	$90,416	$(123,201)	$(32,785)	$61,971	$(41,449)	$20,522

For the years ended February 3, 2007, January 28, 2006, and January 29, 2005, the effective tax rate was 37.5%, 37.5%, and 31.9%, respectively. The effective tax rate during the year ended January 29, 2005 was impacted by an income tax benefit of $7,835 from favorable resolutions of certain federal income tax issues relating to fiscal years 1993 through 1997. The 1998 through 2002 federal tax years have been closed without adjustment.

The Company is routinely under audit by various domestic and foreign tax jurisdictions. In response to this, management records accruals for estimates of audit adjustments and associated interest, where applicable. The eventual resolution of these audits might include increases or decreases in liabilities.

As of February 3, 2007, the Company has approximately $15,007 of federal net operating loss carryforwards and $899 of state tax benefits associated with state net operating loss carryforwards that became available in connection with the acquisition. The federal carryforwards will expire in 2026. The state carryforwards will expire

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

in 2011 and beyond. Management has determined that it is more likely than not that the full tax deferred tax asset will be realized, and therefore no valuation allowance is necessary.

As a result of the acquisition of J. Jill, a $9,500 tax benefit was generated from the exercise of non-qualified stock options held by certain J. Jill employees and was recorded as a reduction to goodwill.

In June 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2007, February 4, 2007. Upon initial adoption of FIN No. 48, the Company will recognize the cumulative effect of FIN No. 48 as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements.

For the years ended February 3, 2007, January 28, 2006, and January 29, 2005, total income tax expense differs from that computed by multiplying income before taxes by the United States federal income tax rates as follows:

	February 3, 2007		January 28, 2006		January 29, 2005
	Tax	Rate	Tax	Rate	Tax	Rate

Tax at federal stautory rate	$17,683	35.0%	$52,165	35.0%	$49,002	35.0%
Adjustments resulting from:
State income taxes, net of federal tax benefit	1,422	2.8	2,527	1.7	2,383	1.7
Foreign tax	(130)	(0.3)	214	0.1	1,812	1.3
Tax audit resolution	—	—	—	—	(7,835)	(5.6)
In kind donations	(1,314)	(2.5)	—	—	—	—
Other	1,285	2.5	985	0.7	(723)	(0.5)

Actual tax expense	$18,946	37.5%	$55,891	37.5%	$44,639	31.9%

13.	Segment and Geographic Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that comprise the consolidated entity. The Company considers its operating segments to be similar in terms of economic characteristics, purchasing processes, and operations, and has aggregated them into two reporting segments.

The Company’s “Stores Segment” includes the Company’s United States Talbots and J. Jill brand retail store operations and Talbots brand retail store operations in Canada and the United Kingdom. The Company’s “Direct Marketing Segment” includes catalog and Internet operations for both Talbots and J. Jill brands.

The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s apparel, accessories & shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its catalog mailings and online at www.talbots.com and www.jjill.com. During 2006, the Company issued 25 separate Talbots brand catalogs across all business concepts with a circulation of approximately 48 million. Since acquiring J. Jill in May 2006, the Company has issued nine separate J. Jill catalogs with a circulation of approximately 52 million.

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

The following is segment information for the years ended February 3, 2007, January 28, 2006, and January 29, 2005:

	February 3, 2007
	Stores	Direct Marketing	Total

Net Sales	$1,845,647	$385,386	$2,231,033
Direct profit	202,829	71,270	274,099

	January 28, 2006
	Stores	Direct Marketing	Total

Net Sales	$1,543,645	$264,961	$1,808,606
Direct profit	231,572	57,807	289,379

	January 29, 2005
	Stores	Direct Marketing	Total

Net Sales	$1,454,650	$243,193	$1,697,843
Direct profit	223,481	48,507	271,988

Net retail sales by brand for the year ended February 3, 2007 were as follows:

Talbots brand	$1,603,774
J. Jill brand	241,873

Total	$1,845,647

The following reconciles direct profit to consolidated net income for the years ended February 3, 2007, January 28, 2006, and January 29, 2005.

	February 3,	January 28,	January 29,
	2007	2006	2005

Total direct profit for reportable segments	$274,099	$289,379	$271,988
Less: indirect expenses	199,058	137,231	129,873

Operating income	75,041	152,148	142,115
Interest expense-net	24,519	3,106	2,110

Income before taxes	50,522	149,042	140,005
Income taxes	18,946	55,891	44,639

Consolidated net income	$31,576	$93,151	$95,366

As a retailer that sells to the general public, the Company has no single customer who accounts for greater than 10% of the Company’s consolidated net sales.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The following is geographical information as of and for the years ended February 3, 2007, January 28, 2006, and January 29, 2005:

	February 3,	January 28,	January 29,
	2007	2006	2005

Sales:
United States	$2,167,656	$1,749,110	$1,640,518
Foreign	63,377	59,496	57,325

Total consolidated revenues	$2,231,033	$1,808,606	$1,697,843

Long-lived assets:
United States	$1,022,569	$492,669	$507,662
Foreign	5,159	6,264	8,848

Total long-lived assets	$1,027,728	$498,933	$516,510

The classification “Foreign” is comprised of the Company’s Canada and United Kingdom retail store operations and the classification “United States” is comprised of the Company’s United States retail store operations and the Company’s Direct Marketing operations.

14.	Benefit Plans

The Company has adopted the recognition provisions of SFAS No. 158 on February 3, 2007, which requires recognition of the funded status of the Company’s defined benefit pension and postretirement benefit plans as an asset or liability on the balance sheet and to recognize any changes in that funded status as an unrealized gain or loss through accumulated other comprehensive income when the changes occur. The incremental effect of applying the recognition provisions of SFAS No. 158 on the Company’s consolidated balance sheet as of February 3, 2007, is shown below:

	Before		After
	Adoption of	Adoption of	Adoption of
	SFAS No. 158	SFAS No. 158	SFAS No. 158

Other assets	$29,807	$(1,256)	$28,551

Total assets	$1,749,944	$(1,256)	$1,748,688

Deferred income taxes	$73,100	$(11,563)	$61,537
Other liabilities	64,189	27,652	91,841
Accumulated other comprehensive loss	(8,857)	(17,345)	(26,202)

Total liabilities and stockholders’ equity	$1,749,944	$(1,256)	$1,748,688

Defined Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering substantially all Talbots brand salaried and hourly employees in the United States of America. Employees are enrolled in the pension plan after one year of service (with at least 1,000 hours worked) and reaching age 21. Employee benefits vest in five years. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. The Company’s general funding policy is to contribute at least the amount required by law up to the amount that is deductible for federal income tax purposes. The Company uses December 31st as its measurement date for obligation and asset calculations. Pension Plan assets consist principally of equity and fixed income securities.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The Company has two unfunded, non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots brand key executives impacted by Internal Revenue Code limits on benefits and certain individuals who defer compensation into the Company’s Deferred Compensation Plan. The Company uses December 31st as its measurement date for obligation calculations.

Retirees are eligible for certain limited postretirement health care benefits (“Postretirement Medical Plan”) if they have met certain service and minimum age requirements. Additionally, certain Talbots brand executive officers of the Company participate in a separate executive postretirement medical plan (“Executive Postretirement Medical Plan”). The health coverage for these executives is the same coverage as was in effect for them under a prior employer’s health plan. Under the Executive Postretirement Medical Plan, the executives and their eligible dependents are not required to pay deductible or co-pay amounts or contribute toward insurance premiums. Each of the executives and their spouses will continue to be covered under this plan upon retirement for life. The cost of the benefits under these plans are accrued during the years in which the employees provide service. The plans are not funded. The Company uses December 31st as its measurement date for obligation calculations. Together, these plans are referred to as the Postretirement Medical Plans.

The following table sets forth the changes in the benefit obligations and assets of the Company’s Pension Plan, SERP and Postretirement Medical Plans, as of February 3, 2007 and January 28, 2006.

					Postretirement
	Pension Plan		SERP		Medical Plans
	February 3,	January 28,	February 3,	January 28,	February 3,	January 28,
	2007	2006	2007	2006	2007	2006

Change in benefit obligations:
Projected benefit obligations at beginning of year	$137,601	$118,939	$20,765	$14,007	$10,052	$6,691
Service cost	10,543	9,923	453	778	378	767
Interest cost	7,575	7,056	1,045	971	204	389
Actuarial loss (gain)	(13,397)	3,215	(2,492)	1,609	(1,037)	2,377
Benefits paid, net	(1,904)	(1,532)	(109)	(92)	(136)	(172)
Plan change	—	—	—	3,492	(8,156)	—

Projected benefit obligations at end of year	$140,418	$137,601	$19,662	$20,765	$1,305	$10,052

Changes in assets:
Fair value at beginning of year	$84,041	$69,749	$—	$—	$—	$—
Actual return on plan assets	5,523	1,824	—	—	—	—
Employer contributions	12,000	14,000	109	92	137	172
Benefits paid	(1,904)	(1,532)	(109)	(92)	(137)	(172)

Fair value at end of year	$99,660	$84,041	$—	$—	$—	$—

During 2006, the Company reviewed its current practice related to the Company’s coverage of costs related to its Postretirement Medical Plan. The Company concluded that the original intent of the plan was to charge participants exactly the expected actuarial cost to the Company. Over the last several years, the Company was in the practice of charging participants an amount that was less than the expected actuarial cost to the Company. As such, over the next five years, the Company will gradually increase the amount charged to participants such that by the fifth year, the Company will be charging its participants an amount that fully offsets the actuarial projected liability. The impact of this change is reflected in the table above under change in benefit obligations.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The following table sets forth the funded status of the Company’s Pension Plan, SERP, and Postretirement Medical Plans and the amounts recognized in the Company’s consolidated balance sheets as of February 3, 2007 and January 28, 2006. As disclosed above, SFAS No. 158, adopted by the Company effective February 3, 2007, requires the recognition of the overfunded or underfunded status of defined benefit pension and postretirement benefit plans as an asset or liability in the balance sheet, with changes in the funded status recorded through accumulated other comprehensive income. Accordingly, the amounts presented in the table below for the years ended February 3, 2007 and January 28, 2006 utilize different accounting methodologies.

					Postretirement
	Pension Plan		SERP		Medical Plans
	February 3,	January 28,	February 3,	January 28,	February 3,	January 28,
	2007	2006	2007	2006	2007	2006

Funded status:
Plan assets (greater)/less than projected benefit obligations	$40,757	$53,560	$19,653	$20,765	$1,293	$10,052
Unrecognzied net prior service costs	N/A	(399)	N/A	(2,311)	N/A	—
Unrecognized net (loss)/gain	N/A	(55,449)	N/A	(5,810)	N/A	(3,869)

Net amounts recognized in the consolidated balance sheet:	$40,757	$(2,288)	$19,653	$12,644	$1,293	$6,183

Net amounts recognized in the consolidated balance sheet consist of:
Other assets (non-current)	$(238)	N/A	$—	N/A	$—	N/A
Other liabilities (non-current)	40,995	N/A	19,653	N/A	1,293	N/A
Accrued benefit liability included in other liabilities	N/A	19,869	N/A	17,456	N/A	6,183
Prepaid benefit cost included in other assets	N/A	—	N/A	—	N/A	—
Intangible assets included in other assets	N/A	(399)	N/A	(2,303)	N/A	—
Accumulated other comprehensive income, pre-tax	N/A	(21,758)	N/A	(2,509)	N/A	—

Net amounts recognized in the consolidated balance sheets	$40,757	$(2,288)	$19,653	$12,644	$1,293	$6,183

Net amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$24,419	N/A	$1,834	N/A	$1,414	N/A
Prior service cost (credit)	174	N/A	579	N/A	(4,664)	N/A

Net amounts recognized in accumulated other comprehensive income, net of tax	$24,593	N/A	$2,413	N/A	$(3,250)	N/A

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Below is a summary of the projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the Company’s Pension Plan and SERP:

	Pension Plan		SERP
	February 3,	January 28,	February 3,	January 28,
	2007	2006	2007	2006

Projected benefit obligation	$140,418	$137,601	$19,662	$20,765
Accumulated benefit obligation	$109,169	$103,910	$17,847	$17,463
Fair value of plan assets	$99,660	$84,041	$—	$—

The components of pension expense for the Pension Plan are as follows:

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Service expense-benefits earned during the period	$10,543	$9,923	$8,040
Interest expense on projected benefit obligation	7,575	7,056	5,900
Expected return on plan assets	(8,160)	(7,105)	(5,957)
Net amortization and deferral	4,092	4,741	3,167

Net pension expense	$14,050	$14,615	$11,150

The components of net SERP expenses are as follows:

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Service expense-benefits earned during the period	$453	$778	$721
Interest expense on projected benefit obligation	1,045	971	731
Net amortization and deferral	1,596	1,667	323

Net SERP expense	$3,094	$3,416	$1,775

The components of postretirement medical expense are as follows:

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Service expense-benefits earned during the period	$378	$767	$652
Interest expense on accumulated postretirement benefit obligation	204	389	341
Net amortization and deferral	(686)	97	65

Net postretirement medical expense	$(104)	$1,253	$1,058

When funding is required for the Pension Plan, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During 2006 and 2005, the Company was not required to make any contributions but made voluntary contributions of $12,000 and $14,000, respectively, to the Pension Plan in each year. Based upon currently available information, the Company will not be required to make any additional contribution to the Pension Plan for the plan year ended December 31, 2006.

Significant assumptions related to the Company’s employee benefit plans include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

return on assets held by the Pension Plan, the average rate of compensation increase by Pension Plan and SERP participants, and the health care cost trend annual rate for the Postretirement Medical Plans. These actuarial assumptions are reviewed annually based upon currently available information. The assumptions utilized by the Company in calculating the projected benefit obligations and periodic expense of its employee benefit plans are as follows:

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Pension Plan & SERP:
Discount rate	5.50%	5.75%	6.25%
Discount rate used to determine projected benefit obligation at end of year	6.00%	5.50%	5.75%
Expected long-term rate of return on plan assets (Pension Plan only)	9.00%	9.00%	9.00%
Rate of future compensation increases	4.00%	4.00%	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	4.00%	4.00%	4.00%
Postretirement Medical Plans:
Discount rate	5.50%	5.75%	6.25%
Discount rate used to determine projected benefit obligation at end of year	6.00%	5.50%	5.75%
Initial healthcare cost trend rate-projected benefit obligations	11.00%	12.00%	10.00%
Initial healthcare cost trend rate-periodic expense	12.00%	8.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

The assumed discount rate utilized is based, in part, upon a discount rate modeling process that involves selecting a portfolio of corporate bonds (rated AA or higher) with maturities that match the cash flows of the plan. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and periodic expense pursuant to its employee benefits plans. To the extent the discount rate increases or decreases, the Company’s Pension Plan, SERP, and Postretirement Medical Plans obligation is decreased or increased accordingly.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. It is the Company’s current target allocation to invest the Pension Plan assets in equity securities (approximately 70 percent) and in fixed income securities (approximately 30 percent). The Company does not allow the plan to invest in the Company’s stock, AEON Co., Ltd.’s stock, or in the stock of soft goods retailers. The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan. The expected average long-term rate of return on assets is based on an analysis which considers: actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the two major classes of investments in which the Company invests (debt and equity securities) for the period since the Pension Plan’s inception and for the longer period commencing when the return data was first tracked, and expectations of future market returns from outside sources for the two major classes of investments in which the Company invests. This rate is utilized primarily in estimating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over approximately five years.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is utilized principally in estimating the pension obligation and annual pension expense.

Assumed healthcare trend rates have a significant effect on the amounts reported for the Postretirement Medical Plans. A one-percentage-point change in assumed healthcare trend rate would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest expense components	$114	$92
Effect on the accumulated postretirement benefit obligation	$340	$279

The Pension Plan’s weighted average asset allocations at December 31, 2006 and December 31, 2005 by asset category are as follows:

	Target	December 31, 2006		December 31, 2005
	Allocation	Amount	Percent	Amount	Percent

Equity securites	70%	$72,517	73%	$59,239	70%
Debt securities	30%	23,534	24%	23,301	28%
Cash and money market		3,609	3%	1,501	2%

Total		$99,660	100%	$84,041	100%

Information about the expected cash flow for the Pension Plan, SERP, and Postretirement Medical Plans follows:

	Pension		Postretirement
	Plan	SERP	Medical Plans

Expected benefit payments:
2007	$2,194	$1,224	$214
2008	2,427	1,206	202
2009	2,687	1,186	179
2010	3,055	1,253	145
2011	3,490	1,227	74
2012 to 2016	30,077	7,216	512

The Company expects to contribute $1,224 and $214 to the SERP and the Postretirement Medical Plans, respectively, during 2007. The Company has not determined the amount, if any, that it will contribute to the Pension Plan during 2007.

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is as follows:

	Pension		Postretirement
	Plan	SERP	Medical Plans

Net actuarial loss	$2,363	$116	$516
Prior service cost	$70	$901	$(1,696)

Defined Contribution Plans

The Company currently has two qualified defined contribution 401(k) plans, one which covers substantially all employees for the Talbots brand and one which covers substantially all employees for the J. Jill brand. Under the Talbots 401(k) plan, employees make contributions to the plan and the Company makes a cash contribution that

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

matches 50% of an employee’s contribution up to a maximum of 6% of the employee’s compensation. Talbots brand employees may elect to invest in the common stock of the Company at their discretion up to 50% of their total investment. Company contributions into the Talbots 401(k) plan for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 were $3,980, $3,747, and $3,328, respectively.

Under the J. Jill 401(k) plan, employees make contributions to the plan and the Company may make discretionary matching contributions of a percent, if any, to be determined annually based on a percentage of employee pretax contributions. Company contributions for the 2006 plan year were $375 and were deposited to eligible participant accounts in March 2007.

15.	Commitments

The table below is a summary of the Company’s contractual commitments under non-cancelable operating leases, merchandise purchases, construction contracts, and service purchase contracts as of February 3, 2007:

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Operating leases:
Real estate	$1,189,466	$177,856	$176,951	$170,319	$161,596	$142,551	$360,193
Equipment	26,593	6,023	13,863	4,298	2,145	127	137
Merchandise purchases	391,430	391,430	—	—	—	—	—
Construction contracts	12,379	12,379	—	—	—	—	—
Other contractual commitments	36,476	23,640	10,104	1,977	418	337	—

Total Commitments	$1,656,344	$611,328	$200,918	$176,594	$164,159	$143,015	$360,330

Operating Leases — The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2020. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and also provide that the Company pay real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Additionally, most store leases provide renewal options and contain rent escalation clauses. Included in the schedule above are 37 executed leases related to stores not yet opened at February 3, 2007. Rent expense for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, was $163,051, $126,904, and $124,010, respectively. This includes $1,694, $1,793, and $1,933, respectively, of contingent rental expense and $266, $232, and $159, respectively of sublease rental income. As of February 3, 2007, the Company expects to receive sublease rental income of $260, $243, $238, and $61 in the years 2007, 2008, 2009, and 2010 under its existing noncancelable subleases. Additionally, the Company leases both store computer and other corporate computer equipment with lease terms generally between three and five years.

Merchandise Purchases — The Company generally makes purchase commitments up to six to twelve months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor.

Construction Contracts — The Company enters into contracts to facilitate the build-out and renovation of its stores.

Other Contractual Commitments — The Company routinely enters into contracts with vendors for products and services in the normal course of operation. These include contracts for insurance, maintenance on equipment, services, and advertising. These contracts vary in their terms but generally carry 30 day to three-year terms.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

16.	Net Income Per Share

The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 5,917,502, 4,134,014, and 3,190,231 shares of common stock were outstanding as of February 3, 2007, January 28, 2006, and January 29, 2005, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market prices of the common shares.

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)

Shares for computation of basic net income per share	52,651	52,882	54,969
Effect of stock compensation plans	834	1,221	1,283

Shares for computation of diluted net income per share	53,485	54,103	56,252

17.	Quarterly Results (unaudited)

The following table shows certain unaudited quarterly information for the Company during 2006 and 2005.

	Fiscal 2006 Quarter Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)

Net sales	$453,012	$571,377	$568,640	$638,004
Gross profit	180,812	172,128	209,973	197,566
Net income	27,356	(3,858)	8,061	17
Net income per share
Basic	$0.52	$(0.07)	$0.15	$0.00
Diluted	$0.51	$(0.07)	$0.15	$0.00
Weighted average number of shares of common stock outstanding (in thousands)
Basic	52,620	52,222	52,854	52,892
Diluted	53,669	52,222	53,718	53,820
Cash dividends declared per share	$0.12	$0.13	$0.13	$0.13
Market price data
High	$28.25	$25.58	$30.00	$28.74
Low	$23.50	$17.38	$20.00	$23.01

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

	Fiscal 2005 Quarter Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Net sales	$446,531	$449,577	$426,330	$486,168
Gross profit	182,252	151,017	161,871	159,732
Net income	34,519	18,876	19,979	19,777
Net income per share
Basic	$0.64	$0.36	$0.38	$0.38
Diluted	$0.63	$0.35	$0.37	$0.37
Weighted average number of shares of common stock outstanding (in thousands)
Basic	53,647	52,714	52,722	52,447
Diluted	54,881	54,034	53,936	53,598
Cash dividends declared per share	$0.11	$0.12	$0.12	$0.12
Market price data
High	$32.90	$34.30	$34.85	$29.26
Low	$25.55	$25.40	$24.52	$26.09