Form 10-Q
period 2007-05-05
TALBOTS INC
filed 2007-06-14
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 13, 2007

Common Stock, $0.01 par value	54,429,524

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2007 AND APRIL 29, 2006
Amounts in thousands except per share data

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net Sales	$573,556	$453,012

Costs and Expenses
Cost of sales, buying and occupancy	359,615	272,200
Selling, general and administrative	196,627	135,599

Operating Income	17,314	45,213

Interest
Interest expense	9,651	6,752
Interest income	368	5,308

Interest Expense — net	9,283	1,444

Income Before Taxes	8,031	43,769

Income Taxes	2,791	16,413

Net Income	$5,240	$27,356

Net Income Per Share

Basic	$0.10	$0.52

Diluted	$0.10	$0.51

Weighted Average Number of Shares of Common Stock Outstanding

Basic	52,928	52,620

Diluted	53,908	53,669

Cash Dividends Paid Per Share	$0.13	$0.12

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MAY 5, 2007, FEBRUARY 3, 2007, AND APRIL 29, 2006
Amounts in thousands except share data

	May 5,	February 3,	April 29,
	2007	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$17,753	$35,923	$139,116
Restricted cash	—	—	400,000
Customer accounts receivable — net	219,756	204,619	221,380
Merchandise inventories	351,528	352,652	271,693
Deferred catalog costs	10,836	11,606	5,233
Due from affiliates	4,353	5,672	6,446
Deferred income taxes	26,170	28,752	14,305
Prepaid and other current assets	48,755	53,185	31,962

Total current assets	679,151	692,409	1,090,135
Property and equipment — net	520,154	533,216	378,516
Goodwill	247,490	247,490	35,513
Trademarks	154,984	154,984	75,884
Other intangible assets — net	89,149	92,038	—
Deferred income taxes	—	—	8,124
Other assets	29,190	28,551	27,956

Total Assets	$1,720,118	$1,748,688	$1,616,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$82,834	$113,884	$65,516
Accrued income taxes	945	31,684	43,094
Accrued liabilities	157,157	158,763	121,240
Notes payable to banks	60,000	45,000	45,000
Bridge loan relating to acquisition	—	—	400,000
Current portion of long-term debt	80,475	80,469	—

Total current liabilities	381,411	429,800	674,850
Long-term debt less current portion	369,012	389,174	100,000
Deferred rent under lease commitments	133,778	133,025	110,184
Deferred income taxes	36,237	61,537	—
Other liabilities	156,301	91,841	76,642
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 79,008,365 shares, 78,567,387 shares, and 78,365,053 shares issued, respectively, and 54,417,524 shares, 53,999,261 shares, and 53,816,875 shares outstanding, respectively	790	786	784
Additional paid-in capital	470,656	464,701	449,132
Retained earnings	780,978	787,483	804,301
Accumulated other comprehensive loss	(25,070)	(26,202)	(16,331)
Treasury stock, at cost; 24,590,841 shares, 24,568,126 shares, and 24,548,178 shares, respectively	(583,975)	(583,457)	(583,434)

Total stockholders’ equity	643,379	643,311	654,452

Total Liabilities and Stockholders’ Equity	$1,720,118	$1,748,688	$1,616,128

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2007 AND APRIL 29, 2006
Amounts in thousands

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,240	$27,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,211	22,605
Amortization of debt issuance costs	68	58
Deferred rent	707	(686)
Compensation expense related to stock options	2,924	2,943
Compensation expense related to issuance of unvested stock awards and other stock transactions	2,747	1,228
Loss on disposal of property and equipment	274	89
Tax benefit from options exercised	82	856
Excess tax benefit from options exercised	(82)	(94)
Deferred income taxes	1,155	(1,862)
Changes in assets and liabilities:
Customer accounts receivable	(15,074)	(11,606)
Merchandise inventories	1,449	(24,864)
Deferred catalog costs	770	788
Due from affiliates	1,319	1,446
Prepaid and other current assets	4,490	1,317
Accounts payable	(30,776)	(19,073)
Accrued income taxes	(1,011)	5,206
Accrued liabilities	(1,447)	(19)
Other assets	(707)	(2,766)
Other liabilities	6,836	7,787

Net cash provided by operating activities	12,175	10,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(18,263)	(14,435)
Increase in restricted cash	—	(400,000)

Net cash used in investing activities	(18,263)	(414,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	15,000	45,000
Proceeds from bridge financing relating to acquisition	—	400,000
Payments on borrowings	(20,119)	—
Proceeds from options exercised	206	2,293
Excess tax benefit from options exercised	82	94
Debt issuance costs	—	(115)
Cash dividends	(7,070)	(6,452)
Purchase of treasury stock	(518)	(1,090)

Net cash (used in) provided by financing activities	(12,419)	439,730

EFFECT OF EXCHANGE RATE CHANGES ON CASH	337	92
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,170)	36,096
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,923	103,020

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,753	$139,116

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands except share and per share data
1. BASIS OF PRESENTATION
     With respect to the unaudited condensed consolidated financial statements set forth herein, all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended February 3, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All material intercompany accounts and transactions have been eliminated in consolidation.
     On May 3, 2006, the Company acquired The J. Jill Group, Inc. (“J. Jill”) (see Note 3 below), a multi-channel specialty retailer of women’s apparel. The accompanying condensed consolidated statement of earnings and statement of cash flows for the thirteen weeks ended May 5, 2007 include the operations of J. Jill. The accompanying condensed consolidated balance sheets as of May 5, 2007 and February 3, 2007 include J. Jill.
2. INCOME TAXES
     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
     Effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN No. 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Upon the adoption of FIN No. 48, the Company has elected to classify interest on uncertain tax positions in interest expense, interest income from income tax refunds in other interest income, and penalties in selling, general and administrative expenses. Previously, these amounts were reflected in income tax expense.
     As a result of the adoption of FIN No. 48, as of February 4, 2007, the Company recognized a $4,675 increase in its reserve related to uncertain tax positions which was recorded as a reduction to the February 4, 2007 balance of retained earnings. Additionally, the Company grossed-up deferred tax liabilities and the reserve related to uncertain tax positions by $23,996 related primarily to the federal tax benefit associated with certain state tax and interest reserves and certain timing differences. As of the adoption date, the Company had unrecognized tax benefits of approximately $41,545 of which $35,582, if recognized, would impact the effective tax rate.
     As of February 4, 2007, the total amount of accrued tax-related interest and penalties included in other liabilities was $13,606 and $3,124, respectively. During the thirteen weeks ended May 5, 2007, the Company recorded tax-related interest expense of $1,194.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters for years through 2002. Currently, tax years beginning in 1994 remain open to examination by various state and foreign taxing jurisdictions. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months as a result of the completion of any audits or resolution of any outstanding tax matters.

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
     The Company has substantially completed its formalized business plan to involuntarily terminate or relocate employees of the acquired company. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Combination, the Company recorded $10,049 within goodwill, as the cost was an assumed liability as of the date of acquisition. The Company paid out $2,604 during the thirteen weeks ended May 5, 2007. As of May 5, 2007, $9,885 has been paid on a cumulative basis. The remaining $164 is expected to be paid by the end of 2007. In addition, the Company offered certain J. Jill employees retention payments of $931 which has been recorded within the consolidated statement of earnings over the retention period. The Company recorded $867 during 2006 and the remaining $64 was recorded within selling, general, and administrative expenses during the thirteen weeks ended May 5, 2007.
     The following unaudited pro forma financial information is based on historical data, and gives effect to the acquisition of J. Jill as if it had occurred on January 29, 2006. The pro forma financial information includes adjustments (“pro forma adjustments”) having a continuing impact on the Company’s consolidated results of operations. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations of the Company. The unaudited pro forma information does not reflect any adjustments for the effect of operating synergies or potential cost savings that the Company may realize as a result of the acquisition.

April 29,
2006
Net sales	$561,726
Net income	$14,350

Net income per share:
Basic	$0.27
Diluted	$0.27
4. GOODWILL AND INTANGIBLE ASSETS
     Goodwill by reportable segment is as follows:

	May 5,	February 3,	April 29,
	2007	2007	2006
Stores segment	$195,966	$195,966	$35,513
Direct Marketing segment	51,524	51,524	—

Total	$247,490	$247,490	$35,513

     The increase in the carrying value of goodwill for the period ended May 5, 2007 from April 29, 2006 was due to the acquisition of J. Jill.

     Trademarks and other intangible assets consist of the following:

	May 5,	February 3,	April 29,
	2007	2007	2006
Trademarks	$154,984	$154,984	$75,884
Customer relationships, non-compete agreements, and leasehold interests	100,561	100,840	—

Total trademarks and other intangible assets	255,545	255,824	75,884
Less accumulated amortization	(11,412)	(8,802)	—

Trademarks and other intangible assets — net	$244,133	$247,022	$75,884

     The changes in the carrying amount of the intangible assets primarily consist of trademarks and other intangible assets acquired in connection with the acquisition of J. Jill.
     The Company amortizes its intangible assets over periods ranging from twenty months to fourteen years, with a weighted average useful life of eleven years. Amortization expense relating to intangible assets was recorded within the condensed consolidated statement of earnings for the thirteen weeks ended May 5, 2007 as follows:

May 5,
2007
Cost of sales, buying, and occupancy	$422
Selling, general, and administrative	2,467

Total	$2,889

     The Company did not record any amortization expense relating to intangible assets for the thirteen weeks ended April 29, 2006.
     Estimated future amortization expense of intangible assets is as follows:

Amount
Remaining 39 weeks in 2007	$8,074
2008	10,024
2009	10,320
2010	10,516
2011	9,717
2012	8,802
Thereafter	31,696

Total	$89,149

5. COMPREHENSIVE INCOME
     The following is the Company’s comprehensive income for the thirteen weeks ended May 5, 2007 and April 29, 2006:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net income	$5,240	$27,356
Other comprehensive income:
Foreign currency translation adjustment	790	351
Change in minimum pension and postretirement plan liabilities, net of tax	342	—

Comprehensive income	$6,372	$27,707

6. STOCK-BASED COMPENSATION
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which was adopted January 29, 2006, using the modified prospective transition method. The Company has two stock-based compensation plans where the Company’s common stock has been made available for stock options awards, unvested stock awards, and unvested stock unit awards. These plans are described in more detail in Note 6 of the Company’s 2006 Annual Report on Form 10-K.
     The condensed consolidated statements of earnings of the thirteen weeks ended May 5, 2007 and April 29, 2006 include the following stock-based compensation expense related to stock option awards, unvested stock awards, and unvested stock unit awards:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Cost of sales, buying, and occupancy	$511	$587
Selling, general, and administrative	5,160	3,584

Compensation expense related to stock-based awards	5,671	4,171
Less: Income tax benefit	2,269	1,669

Net compensation expense related to stock-based awards	$3,402	$2,502

Stock Options
     The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $8.06 and $8.97 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Weighted average risk free interest rate	4.6%	4.7%
Weighted average expected life of option grants	4.6 years	4.5 years
Weighted average expected volatility of underlying stock	38.8%	42.0%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	2.2%	2.0%
     A summary of stock option activity during the thirteen weeks ended May 5, 2007 is presented below.

			Weighted
		Weighted	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at February 3, 2007	8,438,930	$28.44
Granted	1,267,500	24.88
Exercised	(16,118)	12.53
Forfeited	(4,001)	28.97
Expired	—	—

Outstanding at May 5, 2007	9,686,311	$28.00	5.8	$8,715

Exercisable at May 5, 2007	7,329,707	$28.67	4.7	$8,669

Unvested Stock Awards
     A summary of unvested stock award activity (unvested stock and unvested stock units) for the thirteen weeks ended May 5, 2007 is presented below. The weighted average market price per share approximates their fair value.

		Weighted
		Average
	Number of	Market Price
	Shares	Per Share
Unvested at February 3, 2007	1,204,427	$29.45
Granted	424,860	24.83
Vested	(59,890)	25.56
Forfeited	(1,750)	29.59

Unvested at May 5, 2007	1,567,647	$28.03

7. NET INCOME PER SHARE
     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 7,145,335 and 4,256,049 shares of common stock were outstanding as of May 5, 2007 and April 29, 2006, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
	(in thousands)
Shares for computation of basic net income per share	52,928	52,620
Effect of stock compensation plans	980	1,049

Shares for computation of diluted net income per share	53,908	53,669

8. DEBT
     A summary of outstanding long-term debt follows:

	May 5,	February 3,	April 29,
	2007	2007	2006
Acquisition Debt	$340,000	$360,000	$—
Revolving Credit	80,000	100,000	100,000
Term Loan	20,000	—	—
Tilton Facility Loan	9,487	9,643	—

Total long-term debt	449,487	469,643	100,000
Less current maturities	(80,475)	(80,469)	—

Long term-debt, less current portion	$369,012	$389,174	$100,000

     Long-term Debt – In February 2006, the Company entered into a $400,000 Bridge Loan Agreement in connection with its planned acquisition of J. Jill. As the proceeds from the Bridge Loan were to be used solely to finance the acquisition of J. Jill, the proceeds were classified as restricted cash on the balance sheet as of April 29, 2006. In July 2006, the Bridge Loan was converted into a Term Loan (the “Acquisition Debt”). Pursuant to the Acquisition Debt agreement, the Company borrowed $400,000 to be repaid no later than July 27, 2011. The Acquisition Debt is a senior unsecured obligation of the Company.
     The Acquisition Debt bears interest at a rate per annum equal to LIBOR plus 0.35%. It is to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a maximum leverage ratio, a minimum net worth, and a minimum fixed charge coverage ratio. As of May 5, 2007, there were $340,000 in borrowings outstanding under the Acquisition Debt. The interest rate on the Acquisition Debt at May 5, 2007 was 5.7%. As of May 5, 2007, the Company was out of compliance with its leverage ratio by approximately 3%. The Company’s leverage ratio is calculated as total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA” as defined in the agreement). The Company was in compliance with its other financial covenants as of May 5, 2007. The Company received a waiver for its non-compliance with its leverage ratio as of the end of the first quarter from its lenders.

     In addition, as of May 5, 2007, the Company has revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80,000, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of May 5, 2007, the weighted average interest rate on the loans was 6.1%. None of the outstanding balance is currently payable. At May 5, 2007, the Company had $80,000 outstanding under its Revolving Credit Agreements. Of the $80,000 outstanding, $34,000 is due in January 2009 and $46,000 is due in April 2009, but may be extended upon approval from the banks. At February 3, 2007, and April 29, 2006, the Company had $100,000 outstanding under its Revolving Credit Agreements.
     In April 2007, the Company converted $20,000 of its revolving credit agreements into a term loan (the “Term Loan”). The principal on the Term Loan is due in April 2012. Interest on the Term Loan is due every six months and is fixed at 5.8% for the first two interest periods from April 2007 through April 2008, and is fixed at 5.9% for the remaining interest periods through April 2012. As of May 5, 2007, the Company had $20,000 outstanding under its Term Loan.
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
     Line of Credit (Notes payable to banks) — In March 2007, the Company increased its availability under its line of credit facilities by $25,000 from $115,000 to $140,000. At May 5, 2007, February 3, 2007, and April 29, 2006 there was $60,000, $45,000, and $45,000, respectively, outstanding under these facilities with the outstanding balances due within one to two months. The weighted average interest rate at May 5, 2007 on these facilities was 6.0%.
     Letters of Credit — In March 2007, in connection with the change to the Company’s line of credit agreement noted above, the Company reduced its availability under its letter of credit agreements by $25,000 from $305,000 to $280,000. The Company’s letter of credit agreements are primarily used for the purchase of merchandise inventories. At May 5, 2007, February 3, 2007 and April 29, 2006, the Company had $143,165, $180,533, and $141,159, respectively, outstanding under these letters of credit.
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
     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s apparel, accessories & shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its approximately 39 distinct catalog mailings per year, 24 relating to the Talbots brand and 15 relating to the J. Jill brand, and online at www.talbots.com and www.jjill.com.
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

     The following is the Stores Segment and Direct Marketing Segment information for the thirteen weeks ended May 5, 2007 and April 29, 2006:

	Thirteen Weeks Ended
	May 5, 2007			April 29, 2006
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$468,000	$105,556	$573,556	$384,910	$68,102	$453,012
Direct profit	55,972	18,471	74,443	67,739	16,358	84,097
     The following reconciles direct profit to consolidated net income for the thirteen weeks ended May 5, 2007 and April 29, 2006:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Total direct profit for reportable segments	$74,443	$84,097
Less: indirect expenses	57,129	38,884

Operating income	17,314	45,213
Interest expense, net	9,283	1,444

Income before taxes	8,031	43,769
Income taxes	2,791	16,413

Consolidated net income	$5,240	$27,356

10. EMPLOYEE BENEFIT PLANS
     Net periodic benefit cost is comprised of the following components for the thirteen weeks ended May 5, 2007 and April 29, 2006:
     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Service cost	$2,511	$2,661
Interest cost	2,090	1,880
Expected return on plan assets	(2,386)	(2,044)
Net amortization and deferral	608	1,053

Net periodic benefit cost	$2,823	$3,550

     The components of the Company’s SERP expense are as follows:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Service cost	$122	$230
Interest cost	286	282
Net amortization and deferral	254	546

Net periodic benefit cost	$662	$1,058

     The components of the Company’s Postretirement Medical Plans expense are as follows:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Service cost	$1	$255
Interest cost	22	133
Net amortization and deferral	(295)	62

Net periodic benefit cost	$(272)	$450

     In 2006, the Company changed its reimbursement rates under its Postretirement Medical Plan and remeasured the related liability. The Company is amortizing the benefit into income over the estimated remaining life of the plan.
     When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During the thirteen weeks ended May 5, 2007 and April 29, 2006, the Company was not required to make any contributions to the pension plan. The Company did not make any voluntary contributions to the pension plan during the thirteen weeks ended May 5, 2007 and April 29, 2006.
11. RECENT ACCOUNTING PROUNOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which applies to all employers who offer defined benefit postretirement plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur. The Company adopted the recognition provisions of SFAS No. 158 for the year ended February 3, 2007. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. The Company is required to adopt the measurement provisions of SFAS No. 158 for its fiscal year ending January 31, 2009. The Company is in the process of evaluating the impact of the measurement provision of SFAS No. 158 on its 2008 consolidated financial position, operations, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document, as well as the Company’s 2006 Annual Report on Form 10-K.
     On May 3, 2006, the Company completed its acquisition of The J. Jill Group, Inc. (“J. Jill”), a multi-channel specialty retailer of women’s apparel. As such, the Company’s operating results for the thirteen weeks ended May 5, 2007 include J. Jill’s results, while the thirteen weeks ended April 29, 2006 exclude J. Jill’s results.
     The Company conforms to the National Retail Federation’s fiscal calendar. The thirteen weeks ended May 5, 2007 and April 29, 2006 are referred to herein as the first quarter of 2007 and 2006.
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
     The Company has provided data regarding the J. Jill brand’s comparable store sales from the date of the acquisition, May 3, 2006. These comparable store sale statistics refer to the percentage change in comparable store sales from the same period in 2006. Management believes that the percentage change in comparable store sales is a meaningful measure and provides relevant information related to current sales performance compared to prior periods.
Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of earnings for the fiscal periods shown below:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales, buying and occupancy expenses	62.7%	60.1%
Selling, general and administrative expenses	34.3%	29.9%
Operating income	3.0%	10.0%
Interest expense, net	1.6%	0.3%
Income before taxes	1.4%	9.7%
Income taxes	0.5%	3.7%
Net income	0.9%	6.0%

The Thirteen Weeks Ended May 5, 2007 Compared to the Thirteen Weeks Ended April 29, 2006 (First Quarter)
Net Sales
     Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include the Company’s catalog and Internet channels. The following table shows net retail store sales by brand and net direct marketing sales in total for the thirteen weeks ended May 5, 2007 and April 29, 2006 (in millions).

	May 5,	April 29,
	2007	2006
Net retail store sales: Talbots brand	$387.4	$384.9
Net retail store sales: J. Jill brand	80.6	—
Net direct marketing sales: total Company	105.6	68.1

Total net sales	$573.6	$453.0

     Net sales in the first quarter of 2007 were $573.6 million compared to $453.0 million in the first quarter of 2006, an increase of $120.6 million or 26.6%.
Talbots Brand Retail Store Sales
     Talbots brand retail store sales in the first quarter of 2007 increased by $2.5 million, or 0.6%, compared to the first quarter of 2006. The slight increase in sales was driven by an increase in the number of Talbots brand stores offset by the brand’s 3.9% decline in comparable store sales. As of May 5, 2007, the Company operated a total of 1,132 Talbots brand stores with gross and selling square footage of approximately 4.4 million square feet and 3.4 million square feet, respectively. This represents an increase of approximately 3% in gross and selling square footage from April 29, 2006 when the Company operated a total of 1,086 stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively.
     Reflected in Talbots brand retail stores sales was a $14.4 million, or 3.9%, decrease in comparable stores sales. The brand experienced fluctuation in its sales trends over the course of the first quarter. The brand experienced a successful March in regular-price selling, particularly in weeks two through four. These strong sales trends were offset by softness in the brand’s mid-season sale event which featured merchandise that had not performed well in February at regular price. Deeper discounts than planned were taken in order to move the clearance merchandise. April comparable store sales were significantly weaker than expected. The Company believes that the dramatic decline in April sales was driven by a combination of factors, including adverse weather conditions in the first few weeks of the month, the impact of the timing of the Easter holiday, and a much weaker than anticipated customer response, primarily in the brand’s casual merchandise. The Company has enhanced its marketing programs for the second quarter in an effort to drive increased customer traffic and sales.
J. Jill Brand Retail Store Sales
     As of May 5, 2007, the Company operated 249 J. Jill brand retail stores with gross and selling square footage of approximately 1.0 million square feet and 0.8 million square feet, respectively. Since the date of the acquisition, May 3, 2006, the Company has opened 44 J. Jill brand stores and has increased its gross and selling square footage by 15%. The J. Jill brand’s retail store sales reflected a decline of 1.2% in comparable store sales compared to the first quarter of 2006. February comparable store sales were strongly negative, partially due to a merchandise assortment from the prior leadership team that management believes was too singular in color and was not appealing to the brand’s customer. Additionally, the Company believes that February sales trends were negatively impacted by a change in the promotional strategy. The Company changed its promotional strategy to focus on offering a comprehensive mid-season sale event that began in March and ran through April rather than small sale events offered in February of the prior year. The Company believes that the change in promotional strategy led to significant improvement in the brand’s March and April positive comparable store sales performance. Additionally, management believes that April positive comparable store sales for the brand were largely due to adjustments made to the merchandise under the new leadership team.

Direct Marketing Sales
     The $37.5 million, or 55.1%, increase in direct marketing sales is primarily attributable to the acquired catalog and Internet business of the J. Jill brand. The Talbots brand direct marketing sales in the first quarter of 2007 were slightly positive to the first quarter of 2006 due to the increased growth of the Company’s Internet sales. Internet sales during the first quarter of 2007 represented 49% of the total direct marketing sales, compared to 42% during the first quarter of 2006 for the Talbots brand only. The J. Jill brand’s direct marketing business continued to experience weakness during the quarter which offset the Talbots brand’s positive sales results. The percentage of the Company’s net sales derived from direct marketing increased from 15.0% during the first quarter of 2006 to 18.4% during the first quarter of 2007 due to the acquisition of J. Jill.
Cost of Sales, Buying, and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 62.7% in the first quarter of 2007, from 60.1% in the first quarter of 2006 which included results for the Talbots brand only. This represents a 260 basis point deterioration in gross margin over the prior year with pure merchandise gross margin decreasing by approximately 170 basis points. The decline in gross margin was primarily due to increased levels of markdowns of the Talbots brand merchandise in the first quarter of 2007 in order to fully liquidate the excess inventory from the brand’s mid-season sale event. Also contributing to the increase was higher J. Jill brand-incurred costs as a percentage of net sales in comparison to the Talbots brand in the areas of occupancy and merchandising. The Company expects to have increased levels of markdowns in the second quarter of 2007 resulting from weaker than anticipated April sales for the Talbots brand. The Company plans to clear out its excess April inventory through its semi-annual sale event in June as well as through its outlet stores and newly implemented web-based outlet.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses as a percentage of net sales increased to 34.3% in the first quarter of 2007, compared to 29.9% in the first quarter of 2006 which included results for the Talbots brand only. This represented a 440 basis point deterioration in selling, general, and administrative expenses as a percentage of net sales over the prior year. Of this increase, acquisition related costs and adjustments accounted for 90 basis points. Additionally, the Talbots brand increased its level of spending on marketing and advertising in the first quarter of 2007, accounting for 40 basis points, in an effort to support the brand’s spring merchandise and build momentum in the business. The balance of the increase was primarily due to higher J. Jill brand-incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the area of catalog production costs which accounted for 110 basis points of the increase.
Net Interest Expense
     Net interest expense increased to $9.3 million in the first quarter of 2007 compared to $1.4 million in the first quarter of 2006. This increase was due to increased levels of gross borrowings as well as lower levels of invested cash in the first quarter of 2007 compared to the first quarter of 2006. The average level of debt outstanding, including short-term and long-term borrowings, was $571.1 in the first quarter of 2007 compared to $505.9 million in the first quarter of 2006. In February 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. The interest cost associated with this debt was largely offset by the earnings on the invested cash until May 3, 2006, when the funds were used to acquire J. Jill. In July 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments. Also impacting interest expense was higher interest rates. The average interest rate on short-term and long-term borrowings during the first quarter of 2007 was 5.8% compared to 5.3% in the first quarter of 2006. Additionally, in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), on February 4, 2007, the Company elected to change its financial statement classification for interest related to income taxes. The Company has included $1.2 million of tax-related interest in net interest expense in the first quarter of 2007. In 2006, tax-related interest was reflected in the Company’s income tax expense.
Income Tax Expense
     Income tax expense for the first quarter of 2007 was $2.8 million, compared to $16.4 million for the first quarter of 2006, and was reflective of lower operating income in 2007. The effective tax rate was 34.8% and 37.5% for the first quarter of 2007 and 2006, respectively. During the first quarter of 2007, the Company adopted FIN No. 48 and elected to classify $1.2 million of interest related to income taxes in net interest expense rather than income tax expense.

Acquisition Related Costs
     In the first quarter of 2007, the Company recorded approximately $10.7 million, or $0.13 per diluted common share, of acquisition related costs. Acquisition related costs include amortization of acquired intangibles, integration expenses, and interest expense on the Company’s term loan facility used to partially fund the J. Jill acquisition.
     Of the total $10.7 million of acquisition related costs, $5.2 million was included in selling, general, and administrative expense, $5.2 million was included in interest expense, and $0.3 million was included in cost of sales, buying, and occupancy expense within the Company’s condensed consolidated statement of earnings.
Liquidity and Capital Resources
     The Company’s primary sources of capital are cash flows from operating activities and line of credit facilities from five banks, with maximum available short-term borrowings of $140.0 million as of May 5, 2007. At May 5, 2007, February 3, 2007, and April 29, 2006, the Company had $60.0 million, $45.0 million, and $45.0 million, respectively, outstanding under these facilities. Additionally, the Company has letter of credit agreements totaling $280.0 million, which it uses primarily for the purchase of merchandise inventories. At May 5, 2007 and April 29, 2006, the Company held $143.2 million and $102.5 million, respectively, in outstanding letters of credit. The Company’s working capital needs typically peak during the fall selling season.
     Since the acquisition of J. Jill, the Company’s working capital needs have increased. The Company expects that its working capital needs will continue to increase during the remainder of 2007. In March 2007, the Company increased its availability under its line of credit facilities by $25.0 million from $115.0 million to $140.0 million. In connection with this change, the Company’s availability under its letter of credit agreements was reduced by $25.0 million from $305.0 million to $280.0 million. The Company is currently pursuing opportunities to further increase capacity under its line of credit facilities. While the Company has increased its capacity under its short-term line of credit facilities and plans to do so further, the Company’s ability to borrow under these facilities is impacted by financial covenants related to the Company’s term loan facility (the “Acquisition Debt”). If the Company’s leverage ratio, which is impacted by total borrowings outstanding, is outside of the allowable ratio per the Acquisition Debt agreement, then the Company would be in default on its covenants and the Acquisition Debt would become immediately due and payable unless a waiver of or an amendment to the financial covenants could be obtained.
     During the first quarter of 2007, cash and cash equivalents decreased $18.2 million compared to an increase of $36.1 million during the first quarter of 2006.
     Cash provided by operating activities was $12.2 million during the first quarter of 2007 compared to $10.7 million during the first quarter of 2006, an increase of $1.5 million. This increase was primarily due to changes in inventory levels and the increased non-cash charge for depreciation and amortization of $10.6 million, offset by the changes in accounts payable and the decrease in net income of $22.1 million. Inventories as of May 5, 2007 were $351.5 million, a decrease of $1.1 million from February 3, 2007. Inventories as of April 29, 2006 were $271.7 million, an increase of $25.0 million from January 28, 2006. The Company expects inventory levels on a per square foot basis to be slightly higher on average than the same period of the prior year for the spring season. The increased level of depreciation and amortization was a direct result of the acquisition of J. Jill. The Company acquired property, plant, and equipment of $154.5 million with a weighted average remaining life of approximately ten years and $100.2 million of intangible assets subject to amortization with a weighted average remaining life of approximately 11 years. Accounts payable as of May 5, 2007 was $82.8 million, a decrease of $31.1 million from February 3, 2007. Accounts payable as of April 29, 2006 was $65.5 million, a decrease of $19.8 million from January 28, 2006. The change in accounts payable levels was due to the timing of payments relating to merchandise shipments.
     Cash used in investing activities was $18.3 million in the first quarter of 2007 compared to $414.4 million in the first quarter of 2006. Additions to property and equipment during the quarter primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. During the first quarter of 2007, the Company opened eight new Talbots brand stores and ten new J. Jill brand stores and spent approximately $14.1 million on new store openings and expansions and renovations of existing stores. During the first quarter of 2006, the Company opened three new Talbots brand stores, and spent approximately $10.1 million on new store openings and expansions and renovations of existing stores. The Company’s current store expansion plan is to open approximately 32 additional Talbots brand stores, with expansion primarily in Misses and Woman business concepts, and approximately 24 additional J. Jill brand stores during the remainder of 2007. The Company expects to spend approximately $70 million in capital expenditures during the remainder of 2007, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for information technology, infrastructure initiatives, and other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2007 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
     In the first quarter of 2006, the Company’s primary use of funds in investing activities was the increase in restricted cash. In February 2006, the Company entered into a short-term credit agreement with a bank and borrowed $400.0 million to be used to partially fund the acquisition of J. Jill. The funds were restricted as to use and as such were classified as restricted cash. On May 3, 2006, the $400.0 million of restricted cash was utilized as partial consideration to fund the acquisition of J. Jill.
     Cash used in financing activities during the first quarter of 2007 was $12.4 million compared to cash provided by financing activities during 2006 of $439.7 million. The Company’s primary use of funds during the first quarter of 2007 was to pay down $20.0 million of the Acquisition Debt. The Acquisition Debt is expected to be repaid in equal quarterly installments of $20.0 million over the five-year term, ending in July 2011.
     The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a leverage ratio (calculated as total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA” as defined in the agreement)) which may not exceed 2.50 to 1.0; a minimum net worth of $500 million; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations) which may not be less than 1.60 to 1.0.
     As of May 5, 2007, there were $340.0 million in borrowings outstanding under the Acquisition Debt. As of May 5, 2007, the Company was not in compliance with its leverage ratio by approximately 3%. The Company was in compliance with its other financial covenants as of May 5, 2007. The Company received a waiver for its non-compliance with its leverage ratio as of the end of the first quarter from its lenders.
     The Company’s financial covenants are required to be calculated at the end of each of the Company’s fiscal quarters for as long as the Acquisition Debt is outstanding. The Company’s working capital requirements and borrowing needs are typically highest during the third quarter in preparation for the fall selling season and lowest during the second and fourth quarters. The Company has considered its expected future working capital and borrowing needs and expected future earnings in evaluating its financial covenants. There can be no assurance that the Company will satisfy its financial covenants as of each determination date. In the future, if the Company believes that it will not satisfy any of its financial covenants, either as a result of its expected operating results or borrowing needs, the Company will plan to seek either a waiver or amendment of such financial covenants.
     During the first quarter of 2007, the Company borrowed an additional $15.0 million under its short-term facilities for working capital needs. Additionally, the Company paid $7.1 million in dividends during the first quarter of 2007. The dividends were paid at a rate of $0.13 per share. On May 24, 2007, the Company announced that its Board of Directors approved the payment of a quarterly dividend of $0.13 per share payable on or before June 18, 2007 to shareholders of record as of June 4, 2007. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook. Also during the first quarter of 2007, the Company repurchased 20,965 shares of its common stock at an average price of $24.71 per share from a terminated employee to cover tax withholding obligations associated with the vesting of stock and repurchased 1,750 unvested shares of stock at a price of $0.01 per share upon employee termination.
     The Company’s primary source of funds from financing activities during the first quarter of 2006 was the Company’s short-term borrowings of $445.0 million, all of which was invested, and $400.0 million of which was under a bridge facility to finance the acquisition of J. Jill. Also during the first quarter of 2006, the Company paid $6.5 million in dividends. The dividends were paid at a rate of $0.12 during the first quarter of 2006. Additionally, the Company repurchased 45,468 shares of its common stock at an average price of $23.96 per share from employees to cover tax withholding obligations associated with the vesting of stock.
     The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, the repayment of debt, capital expenditures for new Talbots brand and J. Jill brand stores and the expansion and renovation of existing stores and facilities and for information technology and other infrastructure needs, and the payment of any dividends that may be declared from time to time. For the next twelve to eighteen months, the Company believes its cash flows from operating activities and funds that are expected to be available under its current and expected future credit facilities will be sufficient to meet its expected capital expenditures and working capital requirements, integration of J. Jill, and debt service payments.
Recent Accounting Policies
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which applies to all employers who offer defined benefit postretirement plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur. The Company adopted the recognition provisions of SFAS No. 158 for the year ended February 3, 2007. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. The Company is required to adopt the measurement provisions of SFAS No. 158 for its fiscal year ending January 31, 2009. The Company is in the process of evaluating the impact of the measurement provision of SFAS No. 158 on its 2008 consolidated financial position, operations, and cash flows.
Critical Accounting Policies
     In the Company’s 2006 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, stock-based compensation, and purchase price allocation. The Company has reviewed its policies and determined that these remain critical accounting policies for the quarter ended May 5, 2007. The Company did not make any significant changes to these policies during the quarter other than the adoption of FIN No. 48.
     Adoption of FIN No. 48 – The Company adopted the provisions of FIN No. 48 on February 4, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN No. 48, as of February 4, 2007, the Company recognized a $4,675 increase in its reserve related to uncertain tax positions which was recorded as a reduction to the February 4, 2007 balance of retained earnings. Additionally, the Company grossed-up deferred tax liabilities and the reserve related to uncertain tax positions by $23,996 related primarily to the federal tax benefit associated with certain state tax and interest reserves and certain timing differences. As of the adoption date, the Company had unrecognized tax benefits of approximately $41,545 of which $35,582, if recognized, would impact the effective tax rate.
     As of February 4, 2007, the total amount of accrued tax-related interest and penalties included in other liabilities was $13,606 and $3,124, respectively. During the thirteen weeks ended May 5, 2007, the Company recorded tax-related interest expense of $1,194.
     There is inherent uncertainty in quantifying the Company’s income tax positions. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, the associated interest and penalties have also been recognized. Changes in facts, expiration of statutes of limitations and resolution of tax positions can materially affect the estimate of the Company’s effective tax rate and consequently, affect the Company’s results.
Contractual Commitments
     The Company included its contractual commitment table in its 2006 Annual Report on Form 10-K. With the exception of the adoption of FIN No. 48, the obligations within the table have not materially changed. The adoption of FIN No. 48 resulted in the classification of uncertain tax positions as non-current income tax liabilities. As the Company does not believe that these tax matters will settle with the applicable taxing jurisdiction within the next twelve months, the Company has classified unrecognized tax benefits (including interest and penalties) of approximately $59.8 million within other liabilities in the Company’s condensed consolidated balance sheet as of May 5, 2007.
Forward-looking Information
     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company including assumptions and projections concerning integration costs, purchase-related accounting adjustments, acquisition synergies, store traffic, levels of store sales including regular-price selling and markdown selling, and customer preferences. Our forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including acceptance of the Company’s fashions including its seasonal fashions, effectiveness of the Company’s brand awareness and marketing programs, any different or any increased negative trends in its regular-price or markdown selling, success of our expected marketing events in driving store traffic and store and direct marketing sales, success of our catalogs in driving both our direct marketing sales and in driving store traffic, the risk that the J. Jill merchandise changes will not be well accepted, the Company’s ability to anticipate and successfully respond to constantly changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, our ability to accurately estimate and forecast future full-price and markdown selling for each of our brands, the risk that the Company will not satisfy one or more of its financial covenants and will be required to seek to obtain a waiver or amendment of its debt agreement, the risk that the J. Jill business will not be successfully integrated, the risk that the cost savings, operational efficiencies, and other synergies from the transaction may not be fully realized or may take longer to realize than expected, the risk associated with integrating and operating profitably and successfully as a multi-brand chain for the first time, the risk that the acquisition will disrupt Talbots or J. Jill’s core business, the reaction of Talbots and J. Jill customers and suppliers to the changes being made within the organization as a result of the transaction, diversion of management time on acquisition-related issues, effectiveness and profitability of new concepts, the risks associated with our current announced search for a successor for our chief executive officer and the risks associated with a CEO succession, any difference between estimated and actual stock option expense, and retail economic conditions including consumer spending. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission including the Company’s Annual Report of Form 10-K (under “Risk Factors”), and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. Except as required by law, the Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report even if such results, changes, estimates or circumstances make it clear that any forward looking statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.
     As of May 5, 2007, the Company had variable rate borrowings of $340.0 million under its $400.0 million term loan facility, $80.0 million under its revolving credit facility, and $60.0 million under its line of credit facilities, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.06 million for the quarter ended May 5, 2007.
     The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and three stores in the United Kingdom as of May 5, 2007. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 5, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As permitted by the rules and regulations of the SEC, the Company excluded J. Jill from its annual assessment of internal control over financial reporting for the year ended February 3, 2007. The Company considers the acquisition of J. Jill material to its results of operations, financial position and cash flows, and the Company is in the process of integrating the internal control procedures of J. Jill into its internal control structure.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2006 Annual Report on Form 10-K, which could materially affect the Company’s business, financial position, or future results. The risks described in the Company’s 2006 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties also may materially adversely affect the Company’s business, financial position, and/or operating results. There have been no material changes in Part I, “Item 1A. Risk Factors” in the Company’s 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     A summary of the repurchase activity under certain equity programs for the thirteen weeks ended May 5, 2007 is set forth below:

			Approximate Dollar
			Value of Shares that
	Total Number	Average Price	may yet be Purchased
	of Shares	Paid per	under the Equity
Period	Purchased (1)	Share	Award Programs (2)
February 4, 2007 through March 3, 2007	1,750	$0.01	$10,435
March 4, 2007 through April 7, 2007	—	—	10,435
April 8, 2007 through May 5, 2007	20,965	24.71	10,435

Total	22,715	$22.81	$10,435

1.	The Company repurchased 1,750 shares in connection with stock forfeited by employees prior to vesting under the Company’s equity compensation plan, at an acquisition price of $0.01 per share.

The Company also repurchased 20,965 shares of common stock from a terminated employee to cover tax withholding obligations from the vesting of stock, at an acquisition price of $24.71 per share.

2.	As of May 5, 2007, there were 1,043,511 shares of unvested stock that were subject to buyback at $0.01 per share, or $10,435 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.

Item 6. Exhibits.

10.1	Uncommitted Letter of Credit Facility dated February 23, 2007 between The Talbots, Inc., The J. Jill Group, Inc., J. J. Company, Inc., J. Jill LLC, J. Jill GP and Bank of America. (1)

10.2	Uncommitted Line of Credit Facility dated February 23, 2007 between The Talbots, Inc. and Bank of America. (1)

10.3	Letter dated March 22, 2007 Re. Revolving Credit Agreement, dated as of April 17, 2003 between The Talbots, Inc., as Borrower, and Mizuho Corporate Bank, Ltd., as Lender. (2)

10.4	Uncommitted Line of Credit facility dated March 26, 2007 between The Talbots, Inc. and Bank of America. (3)

10.5	Uncommitted Letter of Credit facility dated March 26, 2007 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J. Jill LLC, J. Jill GP and Bank of America. (3)

10.6	Credit Agreement dated as of March 28, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd. regarding the $20,000,000 term loan. (4)

10.7	Termination Agreement dated as of April 13, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd. regarding the $12,000,000 credit facility. (4)

10.8	Termination Agreement dated as of April 13, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd. regarding the $8,000,000 credit facility. (4)

10.9	Acceptance of Extension of the Revolving Credit Agreement between The Talbots, Inc. and The Norinchukin Bank dated April 17, 2007. (4)

10.10	Grant Agreement by and between The Talbots, Inc. and John Fiske III, dated March 1, 2007. (5)

10.11	Change in Control Agreement by and between The Talbots, Inc. and John Fiske III, effective April 1, 2007. (5)

10.12	Waiver and Consent, dated as of June 13, 2007, to the Term Loan Agreement, dated as of July 24, 2006, among the Talbots, Inc., the lenders form time to time party thereto and Mizuho Corporate Bank, Ltd., as arranger and administrative agent. (5)

31.1	Certification of Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (5)

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a). (5)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Arnold B. Zetcher, Chairman of the Board, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company. (5)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 23, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 29, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 19, 2007.

(5)	Filed with this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 14, 2007

THE TALBOTS, INC.

By	/s/ Edward L. Larsen Edward L. Larsen
Senior Vice President, Finance
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)