Form 10-Q
period 2007-08-04
TALBOTS INC
filed 2007-09-12
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 11, 2007

Common Stock, $0.01 par value	54,666,826

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Operations (unaudited) for the Thirteen and Twenty-Six Weeks Ended August 4, 2007 and July 29, 2006	3

Condensed Consolidated Balance Sheets (unaudited) as of August 4, 2007, February 3, 2007, and July 29, 2006	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Twenty-Six Weeks Ended August 4, 2007 and July 29, 2006	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4. Controls and Procedures.	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits	27

Signatures	28
EX-10.5 Employment Agreement, Trudy F. Sullivan, dated August 6, 2007
EX-10.6 Restricted Stock Agreement, Trudy F. Sullivan, dated August 7, 2007
EX-10.7 Stock Option Agreement, Trudy F. Sullivan, dated August 7, 2007
EX-10.8 Severance Agreement, Edward L. Larsen, dated August 6, 2007
EX-10.9 Severance Agreement, Michele M. Mandell, dated August 6, 2007
EX-10.10 Form of Severance Agreement, dated August 6, 2007
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2007 AND JULY 29, 2006
Amounts in thousands except per share data

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net Sales	$572,331	$571,377	$1,145,887	$1,024,389

Costs and Expenses

Cost of sales, buying and occupancy	409,013	399,249	768,628	671,449
Selling, general and administrative	175,539	171,586	372,166	307,185

Operating Income (Loss)	(12,221)	542	5,093	45,755

Interest
Interest expense	8,681	7,629	18,332	14,381
Interest income	451	914	819	6,222

Interest Expense — net	8,230	6,715	17,513	8,159

Income (Loss) Before Taxes	(20,451)	(6,173)	(12,420)	37,596

Income Tax Expense (Benefit)	(7,135)	(2,315)	(4,344)	14,098

Net Income (Loss)	$(13,316)	$(3,858)	$(8,076)	$23,498

Net Income (Loss) Per Share:

Basic	$(0.25)	$(0.07)	$(0.15)	$0.45

Diluted	$(0.25)	$(0.07)	$(0.15)	$0.44

Weighted Average Number of Shares of Common Stock Outstanding:

Basic	52,980	52,222	52,954	52,420

Diluted	52,980	52,222	52,954	53,382

Cash Dividends Paid Per Share	$0.13	$0.13	$0.26	$0.25

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AUGUST 4, 2007, FEBRUARY 3, 2007, AND JULY 29, 2006
Amounts in thousands except share data

	August 4,	February 3,	July 29,
	2007	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$8,160	$35,923	$48,981
Marketable securities	—	—	12,434
Customer accounts receivable — net	192,122	204,619	194,923
Merchandise inventories	332,340	352,652	301,982
Deferred catalog costs	9,693	11,606	9,122
Due from affiliates	3,465	5,672	4,683
Deferred income taxes	26,449	28,752	28,468
Prepaid and other current assets	43,029	53,185	44,293

Total current assets	615,258	692,409	644,886
Property and equipment — net	508,812	533,216	522,788
Goodwill	247,490	247,490	256,684
Trademarks	154,984	154,984	155,884
Other intangible assets — net	86,273	92,038	90,528
Other assets	30,812	28,551	28,101

Total Assets	$1,643,629	$1,748,688	$1,698,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$107,816	$113,884	$97,905
Accrued income taxes	—	31,684	26,986
Accrued liabilities	142,357	158,763	136,759
Notes payable to banks	12,800	45,000	—
Current portion of long-term debt	80,632	80,469	80,449

Total current liabilities	343,605	429,800	342,099
Long-term debt less current portion	348,705	389,174	429,127
Deferred rent under lease commitments	135,090	133,025	110,496
Deferred income taxes	29,160	61,537	84,837
Other liabilities	160,197	91,841	83,665
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 79,028,017 shares, 78,567,387 shares, and 78,471,496 shares issued, respectively, and 54,329,676 shares, 53,999,261 shares, and 53,917,370 shares outstanding, respectively	790	786	785
Additional paid-in capital	473,460	464,701	454,185
Retained earnings	760,587	787,483	793,436
Accumulated other comprehensive loss	(23,989)	(26,202)	(16,302)
Treasury stock, at cost; 24,698,341 shares, 24,568,126 shares, and 24,554,126 shares, respectively	(583,976)	(583,457)	(583,457)

Total stockholders’ equity	626,872	643,311	648,647

Total Liabilities and Stockholders’ Equity	$1,643,629	$1,748,688	$1,698,871

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2007 AND JULY 29, 2006
Amounts in thousands

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,076)	$23,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,910	54,047
Amortization of debt issuance costs	136	183
Deferred rent	1,981	(371)
Compensation expense related to stock options	5,243	5,860
Compensation expense related to issuance of unvested stock awards and other stock transactions	3,010	3,194
Loss on disposal of property and equipment	275	90
Tax benefit from options exercised	141	877
Excess tax benefit from options exercised	(141)	(464)
Deferred income taxes	(6,447)	(3,349)
Changes in assets and liabilities:
Customer accounts receivable	12,593	14,845
Merchandise inventories	20,823	(7,689)
Deferred catalog costs	1,913	3,004
Due from affiliates	2,207	3,209
Prepaid and other current assets	9,549	10,304
Accounts payable	(5,244)	5,690
Accrued income taxes	(1,863)	(828)
Accrued liabilities	(16,349)	(42,548)
Other assets	(2,397)	(1,843)
Other liabilities	11,674	12,565

Net cash provided by operating activities	94,938	80,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(37,439)	(32,088)
Acquisition of The J. Jill Group, Inc., net of cash acquired	—	(493,842)
Maturities of marketable securities	—	4,291

Net cash used in investing activities	(37,439)	(521,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on working capital lines of credit (notes payable), net	(32,200)	—
Payments on long-term borrowings	(40,232)	(104)
Proceeds from financing related to acquisition	—	400,000
Proceeds from options exercised	370	2,442
Excess tax benefit from options exercised	141	464
Debt issuance costs	—	(1,308)
Cash dividends	(14,145)	(13,459)
Purchase of treasury stock	(519)	(1,113)

Net cash (used in) provided by financing activities	(86,585)	386,922

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,323	404
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,763)	(54,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,923	103,020

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,160	$48,981

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
     On May 3, 2006, the Company acquired The J. Jill Group, Inc. (“J. Jill”) (see Note 3 below), a multi-channel specialty retailer of women’s apparel. The accompanying condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 4, 2007 and statement of cash flows for the twenty-six weeks ended August 4, 2007 include the operations of J. Jill. The accompanying condensed consolidated statements of operations for the thirteen and twenty-six weeks ended July 29, 2006 and statement of cash flows for the twenty-six weeks ended July 29, 2006 include the operations of J. Jill since the date of the acquisition. The accompanying condensed consolidated balance sheet as of August 4, 2007, February 3, 2007, and July 29, 2006 include J. Jill.
2. INCOME TAXES
     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
     Effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN No. 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Upon the adoption of FIN No. 48, the Company has elected to classify interest on uncertain tax positions in interest expense, interest income from income tax refunds in other interest income, and penalties in selling, general and administrative expenses. Previously, these amounts were reflected in income tax expense.
     As a result of the adoption of FIN No. 48, as of February 4, 2007, the Company recognized a $4,675 increase in its reserve related to uncertain tax positions which was recorded as a reduction to the February 4, 2007 balance of retained earnings. Additionally, the Company grossed-up deferred tax liabilities and the reserve related to uncertain tax positions by $23,996 related primarily to the federal tax benefit associated with certain state tax and interest reserves and certain temporary differences. As of the adoption date, the Company had unrecognized tax benefits of approximately $41,545 of which $35,582, if recognized, would impact the effective tax rate. As of February 4, 2007, the total amount of accrued tax-related interest and penalties included in other liabilities was $13,606 and $3,124, respectively.
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
     The Company has substantially completed its formalized business plan to involuntarily terminate or relocate employees of the acquired company. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Combination, the Company recorded $10,049 within goodwill, as the cost was an assumed liability as of the date of acquisition. The Company paid $50 and $2,654 during the thirteen and twenty-six weeks ended August 4, 2007, respectively. As of August 4, 2007, $9,935 has been paid on a cumulative basis. The remaining $114 is expected to be paid by the end of 2007. In addition, the Company offered certain J. Jill employees retention payments of $931 which has been recorded within the consolidated statement of operations over the retention period. The Company recorded $867 during 2006 and the remaining $64 was recorded within selling, general, and administrative expenses during the twenty-six weeks ended August 4, 2007.
4. GOODWILL AND INTANGIBLE ASSETS
     Goodwill by reportable segment is as follows:

	August 4,	February 3,	July 29,
	2007	2007	2006
Stores segment	$195,966	$195,966	$35,513
Direct Marketing segment	51,524	51,524	—
Unallocated	—	—	221,171

Total	$247,490	$247,490	$256,684

     The $9,194 decrease in the carrying value of goodwill from July 29, 2006 to February 3, 2007 was due to changes in estimates of the fair values of the Company’s acquired intangibles as a result of the Company’s final purchase price allocation. As management was in the process of completing its valuation of its intangibles as of July 29, 2006, the allocation of goodwill to the Company’s reportable segments had not yet been performed.
     Trademarks and other intangible assets consist of the following:

	August 4,	February 3,	July 29,
	2007	2007	2006
Trademarks — indefinite lives	$154,984	$154,984	$155,884
Customer relationships, non-compete agreements, and leasehold interests	100,561	100,840	93,807

Total trademarks and other intangible assets	255,545	255,824	249,691
Less accumulated amortization	(14,288)	(8,802)	(3,279)

Trademarks and other intangible assets — net	$241,257	$247,022	$246,412

     Changes in the carrying value of the intangible assets from July 29, 2006 to February 3, 2007 were recorded to reflect the changes in estimates of the fair values of the Company’s acquired intangibles as a result of the Company’s final purchase price allocation.

     Amortization expense relating to intangible assets was recorded within the consolidated statements of operations for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Cost of sales, buying, and occupancy	$409	$400	$831	$408
Selling, general and administrative	2,467	2,279	4,934	2,279

Total	$2,876	$2,679	$5,765	$2,687

     Estimated future amortization expense related to intangible assets is as follows:

Amount
Remaining twenty-six weeks in 2007	$5,198
2008	10,024
2009	10,320
2010	10,516
2011	9,717
2012	8,802
Thereafter	31,696

Total	$86,273

5. COMPREHENSIVE INCOME (LOSS)
     The following is the Company’s comprehensive income (loss) for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net income (loss)	$(13,316)	$(3,858)	$(8,076)	$23,498
Other comprehensive income (loss):
Foreign currency translation adjustment	565	(4)	1,355	347
Change in minimum pension and postretirement plan liabilities, net of tax	516	—	858	—
Unrealized gain on marketable securities, net	—	33	—	33

Comprehensive income (loss)	$(12,235)	$(3,829)	$(5,863)	$23,878

6. STOCK-BASED COMPENSATION
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which was adopted January 29, 2006, using the modified prospective transition method. The Company has two stock-based compensation plans where the Company’s common stock is made available for stock option awards, unvested stock awards, and unvested stock unit awards. These plans are described in more detail in Note 6 of the Company’s 2006 Annual Report on Form 10-K.

     The condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 include the following stock-based compensation expense related to stock option awards, unvested stock awards, and unvested stock unit awards:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Cost of sales, buying, and occupancy	$265	$668	$776	$1,255
Selling, general, and administrative	2,317	4,202	7,477	7,799

Compensation expense related to stock-based awards	2,582	4,870	8,253	9,054
Less: Income tax benefit	1,033	1,948	3,302	3,623

Net compensation expense related to stock-based awards	$1,549	$2,922	$4,951	$5,431

     SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to unexpected terminations that occurred in the thirteen weeks ended August 4, 2007, the Company revised its forfeiture rates. During the thirteen weeks ended August 4, 2007, the Company recognized $2,148 as a reduction of stock compensation expense as a result of the change in forfeiture rates.
Stock Options
     The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $8.05 and $8.87 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2007	2006
Weighted average risk free interest rate	4.6%	4.7%
Weighted average expected life of option grants	4.6 years	4.5 years
Weighted average expected volatility of underlying stock	38.7%	41.8%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	2.2%	2.0%

     A summary of stock option activity during the twenty-six weeks ended August 4, 2007 is presented below.

			Weighted
		Weighted	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at February 3, 2007	8,438,930	$28.44
Granted	1,283,200	24.86
Exercised	(29,770)	12.24
Forfeited	(139,001)	26.47
Expired	(44,999)	34.34

Outstanding at August 4, 2007	9,508,360	$28.01	5.4	$8,346

Exercisable at August 4, 2007	7,292,205	$28.65	4.3	$8,315

     Unvested Stock Awards
     A summary of unvested stock award activity (unvested stock and unvested stock units) for the twenty-six weeks ended August 4, 2007 is presented below.

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested at February 3, 2007	1,204,427	$29.04
Granted	452,860	24.64
Vested	(65,890)	25.28
Forfeited	(109,250)	28.74

Unvested at August 4, 2007	1,482,147	$27.89

7. NET INCOME (LOSS) PER SHARE
     The weighted average shares used in computing basic and diluted net income (loss) per share are presented below. Options to purchase 9,508,360 shares of common stock were outstanding during the thirteen and twenty-six weeks ended August 4, 2007, respectively, and were not included in the computation of diluted net income (loss) per share for the periods since the Company recorded a net loss during the periods and the effect would have been antidilutive. Options to purchase 8,629,378 shares of common stock were outstanding during the thirteen weeks ended July 29, 2006, and were not included in the computation of diluted net income (loss) per share for the period since the Company recorded a net loss during the period and the effect would have been antidilutive. Options to purchase 6,060,150 shares of common stock were outstanding during the twenty-six weeks ended July 29, 2006, and were not included in the computation of diluted net income per share for that period. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common shares, and the effect of including these securities would have been antidilutive.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Shares for computation of basic net income (loss) per share	52,980	52,222	52,954	52,420
Effect of stock compensation plans	—	—	—	962

Shares for computation of diluted net income (loss) per share	52,980	52,222	52,954	53,382

8. DEBT:
     A summary of outstanding long-term debt follows:

	August 4,	February 3,	July 29,
	2007	2007	2006
Acquisition Debt	$320,000	$360,000	$400,000
Revolving Credit Agreements	80,000	100,000	100,000
Term Loan	20,000	—	—
Tilton Facility Loan	9,337	9,643	9,576

Total long-term debt	429,337	469,643	509,576
Less current maturities	(80,632)	(80,469)	(80,449)

Long term-debt, less current portion	$348,705	$389,174	$429,127

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
     The Acquisition Debt bears interest at a rate per annum equal to LIBOR plus 0.35%. It is to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a maximum leverage ratio, a minimum net worth, and a minimum fixed charge coverage ratio. As of August 4, 2007, there were $320,000 in borrowings outstanding under the Acquisition Debt. The interest rate on the Acquisition Debt at August 4, 2007 was 5.7%. As of August 4, 2007, the Company was in compliance with its covenants associated with its Acquisition Debt.

     In addition, as of August 4, 2007, the Company has revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80,000, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of August 4, 2007, the weighted average interest rate on the loans was 6.0%. None of the outstanding balance is currently payable. At August 4, 2007, the Company had $80,000 outstanding under its Revolving Credit Agreements. Of the $80,000 outstanding, $34,000 is due in January 2009 and $46,000 is due in April 2009, but may be extended upon approval from the banks. At February 3, 2007, and July 29, 2006, the Company had $100,000 outstanding under its Revolving Credit Agreements.
     In April 2007, the Company converted $20,000 of its Revolving Credit Agreements into a term loan (the “Term Loan”). The principal on the Term Loan is due in April 2012. Interest on the Term Loan is due every six months and is fixed at 5.8% for the first two interest periods from April 2007 through April 2008, and is fixed at 5.9% for the remaining interest periods through April 2012. As of August 4, 2007, the Company had $20,000 outstanding under its Term Loan.
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
     Line of Credit (Notes payable to banks) — In March 2007, the Company increased its availability under its line of credit facilities by $25,000 from $115,000 to $140,000. At August 4, 2007, February 3, 2007, and July 29, 2006 there was $12,800, $45,000, and $0, respectively, outstanding under these facilities with the outstanding balances due within one to two months. The weighted average interest rate at August 4, 2007 on these facilities was 5.9%. In August 2007, the Company obtained additional capacity under its line of credit facilities, increasing its availability by $30,000 from $140,000 to $170,000.
     Letters of Credit- In March 2007, in connection with the change to the Company’s line of credit facilities noted above, the Company reduced its availability under its letter of credit agreements by $25,000 from $305,000 to $280,000. The Company’s letter of credit agreements are primarily used for the purchase of merchandise inventories. At August 4, 2007, February 3, 2007 and July 29, 2006, the Company had $172,222, $180,533, and $154,196, respectively, outstanding under these letters of credit.
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
     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s apparel, accessories & shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its approximately 40 distinct catalog mailings per year, 25 relating to the Talbots brand and 15 relating to the J. Jill brand, and online at www.talbots.com and www.jjill.com.
     The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2006 Annual Report on Form 10-K, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s

Talbots credit card operations, amortization of intangible assets, and certain general warehousing costs. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available.
     The following is the Stores Segment and Direct Marketing Segment information for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006:

	Thirteen Weeks Ended
	August 4, 2007			July 29, 2006
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$472,090	$100,241	$572,331	$476,815	$94,562	$571,377
Direct profit	25,148	13,602	38,750	44,831	10,843	55,674

	Twenty-Six Weeks Ended
	August 4, 2007			July 29, 2006
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$940,090	$205,797	$1,145,887	$861,725	$162,664	$1,024,389
Direct profit	81,120	32,073	113,193	112,570	27,201	139,771
     The following reconciles direct profit to consolidated net income (loss) for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Total direct profit for reportable segments	$38,750	$55,674	$113,193	$139,771
Less: indirect expenses	50,971	55,132	108,100	94,016

Operating income (loss)	(12,221)	542	5,093	45,755
Interest expense, net	8,230	6,715	17,513	8,159

Income (loss) before taxes	(20,451)	(6,173)	(12,420)	37,596
Income tax expense (benefit)	(7,135)	(2,315)	(4,344)	14,098

Consolidated net income (loss)	$(13,316)	$(3,858)	$(8,076)	$23,498

10. EMPLOYEE BENEFIT PLANS
     Net periodic benefit cost is comprised of the following components for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006:
     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Service cost	$2,511	$2,661	$5,022	$5,322
Interest cost	2,090	1,880	4,180	3,760
Expected return on plan assets	(2,386)	(2,044)	(4,772)	(4,088)
Net amortization and deferral	898	1,053	1,506	2,106

Net periodic benefit cost	$3,113	$3,550	$5,936	$7,100

     The components of the Company’s Supplemental Executive Retirement Plan (“SERP”) expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Service cost	$122	$230	$244	$460
Interest cost	286	282	572	564
Net amortization and deferral	254	546	508	1,092

Net periodic benefit cost	$662	$1,058	$1,324	$2,116

     The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Service cost	$1	$255	$2	$510
Interest cost	22	133	44	266
Net amortization and deferral	(295)	62	(590)	124

Net periodic benefit cost	$(272)	$450	$(544)	$900

     In 2006, the Company changed its reimbursement rates under its Postretirement Medical Plan and remeasured the related liability. The Company is amortizing the benefit into income over a five year period.
     When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006, the Company was not required to make any contributions to the pension plan. The Company did not make any voluntary contributions to the pension plan during the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006.

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
     On May 3, 2006, the Company completed its acquisition of The J. Jill Group, Inc. (“J. Jill”), a multi-channel specialty retailer of women’s apparel. As such, the Company’s 2006 operating results include J. Jill’s results from the date of the acquisition.
     The Company conforms to the National Retail Federation’s fiscal calendar. The thirteen weeks ended August 4, 2007 and July 29, 2006 are referred to herein as the second quarter of 2007 and 2006. The twenty-six weeks ended August 4, 2007 and July 29, 2006 are referred to herein as the first half of 2007 and 2006.
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
     The Company has provided data regarding the J. Jill brand’s comparable store sales from the date of the acquisition, May 3, 2006. These comparable store sale statistics refer to the percentage change in comparable store sales from the previous year period. Management believes that the percentage change in comparable store sales is a meaningful measure and provides relevant information related to current sales performance compared to prior periods.

Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of operations for the fiscal periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	71.5%	69.9%	67.1%	65.5%
Selling, general and administrative expenses	30.7%	30.0%	32.5%	30.0%
Operating income (loss)	-2.2%	0.1%	0.4%	4.5%
Interest expense, net	1.4%	1.2%	1.5%	0.8%
Income (loss) before taxes	-3.6%	-1.1%	-1.1%	3.7%
Income tax expense (benefit)	-1.3%	-0.4%	-0.4%	1.4%
Net income (loss)	-2.3%	-0.7%	-0.7%	2.3%
The Thirteen Weeks Ended August 4, 2007 Compared to the Thirteen Weeks Ended July 29, 2006 (Second Quarter)
Net Sales
     Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include the Company’s catalog and Internet channels. The following table shows net retail store sales by brand and net direct marketing sales in total for the thirteen weeks ended August 4, 2007 and July 29, 2006 (in millions):

	August 4,	July 29,
	2007	2006
Net retail store sales: Talbots brand	$392.1	$403.7
Net retail store sales: J. Jill brand	80.0	73.1
Net direct marketing sales: total Company	100.2	94.6

Total net sales	$572.3	$571.4

     Net sales in the second quarter of 2007 were $572.3 million compared to $571.4 million in the second quarter of 2006, an increase of $0.9 million, or 0.2%.
     Talbots Brand Retail Stores
     Talbots brand retail store sales in the second quarter of 2007 decreased by $11.6 million, or 2.9%, compared to the second quarter of 2006. The decrease was due to a 4.9% decline in comparable store sales for the period partially offset by the sales resulting from the increase in the number of Talbots brand retail stores. Reflected in Talbots brand retail store sales was a $18.0 million, or 4.9%, decrease in comparable store sales primarily due to a weak sales performance in the month of June, and an especially difficult sales performance in July. Management believes that the brand’s negative sales results were impacted by a weak customer response to the brand’s spring and summer merchandise, primarily in the brand’s casual merchandise assortment. Additionally, the Company believes that the business was affected by a shift in consumer sentiment and customers being more discriminating in their discretionary spending, given the significant uncertainty in the macro-environment, which led to lower levels of regular price selling.
     Partially offsetting the decline in comparable store sales for the brand was the increase in store sales driven by the increase in the number of Talbots brand retail stores. As of August 4, 2007, the Company operated a total of 1,134 Talbots brand retail stores with gross and selling square footage of approximately 4.5 million square feet and 3.4 million square feet, respectively. This represents an increase of approximately 3% in gross and selling square footage from July 29, 2006, when the Company operated 1,087 retail stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively.
     J. Jill Brand Retail Stores
     J. Jill’s brand retail store sales in the second quarter of 2007 increased by $6.9 million, or 9.4%, compared to the second quarter of 2006. The increase in retail store sales was driven by an increase in the number of J. Jill brand retail stores partially offset by the brand’s 4.3% decline in comparable store sales for the period. As of August 4, 2007, the Company operated 255 J. Jill brand retail stores with gross and selling square footage of approximately 1.0 million square feet and 0.8 million square feet, respectively. This represents an increase of approximately 16% in gross and selling square footage from July 29, 2006, when the Company operated 210 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million square feet and 0.7 million square feet, respectively.
     Reflected in J. Jill brand retail store sales was a $2.9 million, or 4.3%, decrease in comparable store sales. The brand’s second quarter performance reflects a continuation of volatile sales trends. The brand experienced positive comparable store sales in the months of May and June, and strongly negative comparable store sales in the month of July. Management believes that the brand’s positive comparable store sales in May and June were driven primarily by a more impactful and earlier semi-annual sale event across all channels, supported by two catalogs refocused on clearance versus full price merchandise. Management believes that July’s negative sales performance was due to the weak customer response to the brand’s full price merchandise delivered during the month, which included the last significant merchandise deliveries executed mainly by the former merchandising team. In addition, management believes the business was impacted by concern over the stability of the macro-environment.
     Direct Marketing Sales
     The $5.6 million, or 5.9%, increase in direct marketing sales is primarily attributable to the J. Jill brand. J. Jill brand direct marketing sales for the second quarter of 2007 increased by $4.3 million, or 13.1%, in comparison to the second quarter of 2006, primarily relating to the catalog channel. Management believes that the steps taken by the J. Jill brand to redesign and improve the catalog presentation have improved customer response and sales during the period. Additionally, both brands continue to experience solid growth in Internet sales, with Talbots Internet brand representing 59% of its direct business in comparison with 52% for the second quarter of the prior year, and J. Jill’s Internet brand representing 58% of its direct business in comparison with 53% of its direct business for the second quarter of the prior year. The percentage of the Company’s net sales derived from direct marketing increased from 16.5% during the second quarter of 2006 to 17.5% during the second quarter of 2007.
Cost of Sales, Buying, and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 71.5% in the second quarter of 2007 from 69.9% in the second quarter of 2006. This represents a 160 basis point deterioration in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure merchandise gross margin decreasing by approximately 65 basis points. The decline in gross margin was primarily due to increased levels of markdown selling of the Talbots brand as compared to the prior year in an effort to clear out excess inventory through its semi-annual sale event. Additionally, a 95 basis point increase was driven by higher occupancy costs as a percentage of net sales incurred across both brands.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses as a percentage of net sales increased to 30.7% in the second quarter of 2007, compared to 30.0% in the second quarter of 2006. This represents a 70 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. Of this increase, the majority relates to direct store selling expenses, such as increased payroll costs, compounded by a weak sales performance across both brands.
Net Interest Expense
     Net interest expense increased to $8.2 million in the second quarter of 2007 compared to $6.7 million in the second quarter of 2006. This increase was primarily due the Company’s election to change its financial statement classification for interest related to income taxes in connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), on February 4, 2007. The Company has included $1.1 million of tax-related interest in net interest expense in the second quarter of 2007, while there was no tax-related interest included in net interest expense in 2006. The remainder of the increase was due to increased interest rates in the second quarter of 2007 offset by decreased average borrowings, compared to the second quarter of 2006. The average interest rate on short-term and long-term borrowings was 5.8% in the second quarter of 2007 compared to 5.5% in the second quarter of 2006. The average level of borrowings during the second quarter of 2007 was $514.4 million compared to $557.8 million in the second quarter of 2006.
Income Tax Expense (Benefit)
     The income tax benefit for the second quarter of 2007 was $7.1 million, compared to an income tax benefit of $2.3 million for the second quarter of 2006. The effective tax rate was 34.9% and 37.5% for the second quarters of 2007 and 2006, respectively. As a result of the adoption of FIN No. 48, $1.1 million of tax-related interest was included in net interest expense in the second quarter of 2007. In the second quarter of 2006, tax-related interest was reflected in income tax expense (benefit).
Acquisition Related Costs
     Acquisition related costs for the second quarter of 2007 were approximately $8.2 million compared to $11.5 million in the second quarter of 2006. The $3.3 million decrease in acquisition costs was primarily due to fewer integration expenses incurred in the second quarter of 2007 compared to the second quarter of 2006. Acquisition related costs include interest expense on the Company’s term loan facility used to partially fund the J. Jill acquisition, amortization of acquired intangibles, and integration expenses.
     Of the total $8.2 million of acquisition related costs in the second quarter of 2007, $0.3 million was included in cost of sales, buying, and occupancy expense, $3.0 million was included in selling, general, and administrative expense, and $4.9 million was included in interest expense within the Company’s condensed consolidated statement of operations. Of the total $11.5 million of acquisition costs in the second quarter of 2006, $1.6 million was included in cost of sales, buying, and occupancy expense, $4.9 million was included in selling, general, and administrative expense, and $5.0 million was included in interest expense within the Company’s condensed consolidated statement of operations.
The Twenty-Six Weeks Ended August 4, 2007 Compared to the Twenty-Six Weeks Ended July 29, 2006 (First Half)
Net Sales
     Net sales consist of retail store sales and direct marketing sales. The following table shows net retail sales by brand and net direct marketing sales in total for the twenty-six weeks ended August 4, 2007 and July 29, 2006 (in millions):

	August 4,	July 29,
	2007	2006
Net retail store sales: Talbots brand	$779.4	$788.6
Net retail store sales: J. Jill brand	160.7	73.1
Net direct marketing sales: total Company	205.8	162.7

Total net sales	$1,145.9	$1,024.4

     Net sales for the first half of 2007 were $1,145.9 million compared to $1,024.4 million for the first half of 2006, an increase of $121.5 million, or 11.9%.
     Talbots Brand Retail Stores
     Talbots brand retail store sales in the first half of 2007 decreased by $9.2 million, or 1.2%, compared to the first half of 2006. Reflected in Talbots brand retail store sales was a $32.4 million, or 4.4%, decline in comparable store sales for the period. This decline was partially offset by the sales resulting from the increase in the number of Talbots brand retail stores. Management believes that the brand’s negative sales results were impacted by a weak customer response to the brand’s merchandise, primarily in the brand’s casual merchandise. As a result, deeper discounts than planned were taken in order to liquidate the excess inventory in both the Company’s mid-

season and semi-annual sale events. Additionally, management believes that the brand’s negative results were impacted by a shift in consumer sentiment in the second quarter of 2007 and reduced discretionary spending, given the significant uncertainty in the macro-environment.
     Partially offsetting the decline in comparable store sales for the brand was the increase in store sales driven by the increase in the number of Talbots brand retail stores. As of August 4, 2007, the Company operated a total of 1,134 Talbots brand retail stores with gross and selling square footage of approximately 4.5 million square feet and 3.4 million square feet, respectively. This represents an increase of approximately 3% in gross and selling square footage from July 29, 2006, when the Company operated 1,087 retail stores with gross and selling square footage of approximately 4.3 million square feet and 3.3 million square feet, respectively.
     J. Jill Brand Retail Stores
     J. Jill brand retail store sales for the first half of 2007 include sales results for the entire period, while J. Jill brand retail store sales for the first half of 2006 include sales results since the date of acquisition, or May 3, 2006. As of August 4, 2007, the Company operated 255 J. Jill brand retail stores with gross and selling square footage of approximately 1.0 million square feet and 0.8 million square feet, respectively. This represents an increase of approximately 16% in gross and selling square footage from July 29, 2006, when the Company operated 210 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million square feet and 0.7 million square feet, respectively.
     The J. Jill brand’s retail store sales reflected a $3.8 million, or 2.7%, decline in comparable store sales for the twenty-six weeks ended August 4, 2007 compared to the twenty-six weeks ended July 29, 2006. Although the J. Jill brand yielded negative comparable store sales results for the first half of 2007, management believes that continued progress has been made in the brand since the acquisition date. The brand has experienced fluctuations in sales trends throughout the period with four out of the six month periods yielding positive comparable store sales results. Management believes that the J. Jill brand was negatively impacted in the latter part of the second quarter of 2007 by a weak customer response to its regular-price merchandise received in the month of July, which included the last significant merchandise deliveries executed mainly by the former merchandising team. Management also believes that the business was negatively affected by the uncertain macro-environment. Given the J. Jill brand’s spring season performance and the difficult macro-environment, the Company does not believe that it will achieve accretion to its earnings in 2007 as a result of the acquisition of J. Jill as it had originally anticipated.
     Direct Marketing Sales
     The $43.1 million, or 26.5%, increase in direct marketing sales is primarily attributable to the acquired catalog and Internet business of the J. Jill brand. The direct marketing sales for the first half of 2007 include the sales results for both the Talbots and J. Jill brands, while the direct marketing sales for the first half of 2006 include the sales results for Talbots for the entire period and sales results for J. Jill since the acquisition date, or May 3, 2006. Both brands continue to experience solid growth in Internet sales, with Talbots Internet brand representing 54% of its direct business in comparison with 46% for the first half of the prior year, and J. Jill’s Internet brand representing 56% of its direct business in comparison with 53% since the date of the acquisition. The percentage of the Company’s net sales derived from direct marketing increased from 15.9% during the first half of 2006 to 18.0% during the first half of 2007, primarily due to the acquisition of J. Jill.
Cost of Sales, Buying, and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 67.1% in the first half of 2007, which included results for the Talbots and J. Jill brands for the entire period, from 65.5% in the first half of 2006, which included results for the Talbots brand for the entire period and results for the J. Jill brand since the acquisition date. This represents a 160 basis point increase in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure merchandise gross margin decreasing by approximately 65 basis points. The decline in gross margin was primarily due to increased levels of markdown selling of the Talbots brand as compared to the prior year in an effort to clear out excess inventories from the Company’s mid-season and semi-annual sale events. Additionally, a 75 basis point increase was driven by higher occupancy costs as a percentage of sales incurred across both brands.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses as a percentage of net sales increased to 32.5% in the first half of 2007, which included results for the Talbots and J. Jill brand’s for the entire period, compared to 30.0% in the first half of 2006, which included results for the Talbots brand for the entire period and the J. Jill brand since the acquisition date. This represents a 250 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. Contributing to the increased selling, general, and administrative costs were higher J. Jill brand incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the area of payroll, catalog production, and marketing costs, which accounted for approximately 240 basis points of the increase. Additionally, 10 basis points of the increase was due to acquisition related costs and adjustments. The Company expects to incur incremental costs in the range of $0.08 — $0.10 per share during the remainder of 2007 associated with the employment arrangements for the Company’s new President and CEO which became effective in August 2007.
Net Interest Expense
     Net interest expense increased to $17.5 million in the first half of 2007 compared to $8.2 million in the first half of 2006. In February 2006, the Company borrowed $400.0 million of debt under a short-term facility in connection with the acquisition of J. Jill. The interest cost associated with this debt was largely offset by the earnings on the invested cash until May 3, 2006, when the borrowed funds were used to acquire J. Jill. On July 27, 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments. The average level of debt outstanding including short-term and long-term borrowings was $542.8 million in the first half of 2007 compared to $531.8 in the first half of 2006. Also impacting interest expense during the first half of 2007 was increased interest rates. The average interest rate on short-term and long-term borrowings was 5.8% in the first half of 2007 compared to 5.4% in the first half of 2006. Additionally, the increase in interest expense was due the Company’s election to change its financial statement classification for interest related to income taxes in connection with the Company’s adoption of FIN No. 48 on February 4, 2007. The Company has included $2.3 million of tax-related interest in net interest expense in the first half of 2007, while no tax-related interest was included in net interest expense in the first half of 2006.
Income Tax Expense (Benefit)
     The income tax benefit for the first half of 2007 was $4.3 million, compared to an income tax expense for the first half of 2006 of $14.1 million. The effective tax rate for the first half of 2007 and 2006 was 35.0% and 37.5%, respectively. On February 4, 2007, the Company adopted FIN No. 48 and elected to classify its interest related to income taxes in net interest expense rather than income tax expense. During the first half of 2007, $2.3 million of tax-related interest was included in net interest expense. In the first half of 2006, the tax-related interest was reflected in income tax expense.
Acquisition Related Costs
     Acquisition related costs in the first half of 2007 were approximately $18.9 million, compared to approximately $13.2 million in the first half of 2006. Acquisition related costs include interest expense on the Company’s term loan facility used to partially fund the J. Jill acquisition, amortization of acquired intangibles, and integration expenses.
     Of the total $18.9 million of acquisition related costs in the first half of 2007, $0.6 million was included in cost of sales, buying, and occupancy expense, $8.2 million was included in selling, general, and administrative expense, and $10.1 million was included in interest expense within the Company’s condensed consolidated statement of operations. Of the total $13.2 million of acquisition costs in the first half of 2006, $1.6 million was included in cost of sales, buying, and occupancy expense, $6.0 million was included in selling, general, and administrative expense, and $5.6 million was included in interest expense within the Company’s condensed consolidated statement of operations.

Liquidity and Capital Resources
     The Company’s primary sources of capital are cash flows from operating activities and line of credit facilities from five banks, with maximum available short-term borrowings of $140.0 million as of August 4, 2007. At August 4, 2007, February 3, 2007, and July 29, 2006, the Company had $12.8 million, $45.0 million, and $0, respectively, outstanding under these facilities. Additionally, the Company has two letter-of-credit agreements totaling $280.0 million, which it uses primarily for the purchase of merchandise inventories. At August 4, 2007 and July 29, 2006, the Company held $172.2 million and $154.2 million, respectively, in outstanding letters of credit for purchase commitments.
     Since the acquisition of J. Jill, the Company’s working capital needs have increased. The Company expects that its working capital needs will continue to increase during the remainder of 2007. In March 2007, the Company increased its availability under its line of credit facilities by $25.0 million from $115.0 million to $140.0 million. In connection with this change, the Company’s availability under its letter of credit agreements was reduced by $25.0 million from $305.0 million to $280.0 million. In August 2007, the Company obtained additional capacity under its line of credit facilities, increasing its availability by $30.0 million from $140.0 million to $170.0 million. The Company is currently evaluating the need to further increase its capacity under its line of credit facilities. While the Company has increased its capacity under its short-term line of credit facilities and may do so further, the Company’s ability to borrow under these facilities is constrained by financial covenants related to the Company’s term loan facility (the “Acquisition Debt”). If the Company’s leverage ratio, which is impacted by total borrowings outstanding, is outside of the allowable ratio per the Acquisition Debt agreement, then the Company would be in default on its covenants and the Acquisition Debt would become immediately due and payable unless a waiver of or an amendment to the financial covenants could be obtained.
     The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a leverage ratio (calculated as total indebtedness divided by a 12 month rolling consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA” as defined in the agreement)) which may not exceed 2.50 to 1.0; a minimum net worth of $500 million; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations) which may not be less than 1.60 to 1.0.
     The Company’s financial covenants are required to be calculated at the end of each of the Company’s fiscal quarters for as long as the Acquisition Debt is outstanding. The Company’s working capital requirements and borrowing needs are typically highest during the third quarter in preparation for the fall selling season and lowest during the second and fourth quarters. The Company has considered its expected future working capital and borrowing needs and expected future earnings in evaluating its financial covenants. There can be no assurance that the Company will satisfy its financial covenants as of each determination date. The months of September and October are the two most important months to the Company’s third quarter performance and are thus important in connection with satisfying its leverage ratio and other financial covenants. If the Company determines that it is likely that it will not satisfy any of its financial covenants, either as a result of its expected operating results or borrowing needs, the Company will seek either a waiver or amendment of such financial covenants. In the event that the Company does not satisfy one or more financial covenants as of the determination date and, in addition, is unable to obtain a waiver or an amendment of such financial covenants, the Acquisition Debt as well as other indebtedness could be accelerated.
     As of August 4, 2007, there were $320.0 million in borrowings outstanding under the Acquisition Debt and the Company was in compliance with its covenants.
     During the first half of 2007, cash and cash equivalents decreased $27.8 million compared to a decrease of $54.0 million during the first half of 2006.
     Cash provided by operating activities increased by $14.6 million to $94.9 million for the first half of 2007, as compared to $80.3 million for the first half of 2006. This increase in the first half of 2007 was primarily due to changes in inventory levels, accrued liabilities, and the increased non-cash charge for depreciation and amortization of $11.9 million, offset by the decrease in net income of $31.6 million. The change in inventory levels is due to the Company’s planned reduction of Talbots brand inventory receipts during the first half of 2007 to be more in line with historical levels. The Company currently expects consolidated inventories to be down on average in the fall season in comparison to the prior year. On a per square foot basis, the Company currently anticipates that inventories for the Talbots brand women’s apparel stores will be down high single digits on average for the fall season compared to the prior year, and inventories for the J. Jill brand stores will be up low to mid single digits on average for the fall season compared to the prior year.
     The change in accrued liabilities is primarily due to the payments of the Company’s assumed liabilities that occurred in the second quarter of 2006 in connection with the acquisition of J. Jill. These payments included severance and the distribution of J. Jill’s deferred compensation plan. The increase in the non-cash charge for depreciation and amortization was also a direct result of the acquisition of J. Jill. The Company acquired property, plant, and equipment of $154.5 million with a weighted average remaining life of approximately ten years and $100.2 million of intangible assets subject to amortization with a weighted average remaining life of approximately 11 years. Combined with the increased depreciation associated with the opening of new Talbots and J. Jill brand stores during the period, depreciation and amortization has increased for the first half of 2007 by $11.9 million compared to the first half of 2006.
     Cash used in investing activities was $37.4 million in the first half of 2007 compared to cash used in investing activities in the first half of 2006 of $521.6 million. Additions to property and equipment during the first half of 2007 primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. During the first half of 2007, the Company opened 13 new Talbots brand stores and 16 new J. Jill brand stores, and spent approximately $29.6 million on new store openings and expansions and renovations of existing stores. During the first half of 2006, the Company opened six new Talbots brand stores and five new J. Jill brand stores from the date of acquisition, and spent approximately $22.5 million on new store openings and expansions and renovations of existing stores. The Company’s current store expansion plan is to open approximately 30 additional Talbots brand stores, with expansion primarily in Misses and Woman business concepts, and approximately 16 additional J. Jill brand stores, during the remainder of 2007. The Company expects to spend approximately $50 million in capital expenditures during the remainder of 2007, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for information technology, infrastructure initiatives, and other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2007 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
     The primary use of funds during the first half of 2006 was the purchase of J. Jill in May 2006. The Company paid $518.3 million (or $493.8 million net of cash acquired) in cash to purchase J. Jill.
     Cash used in financing activities during the first half of 2007 was $86.6 million compared to cash provided by financing activities during the first half of 2006 of $386.9 million. The primary use of funds during the first half of 2007 was to pay down $32.2 million of the Company’s short-term borrowings and $40.0 million of the Acquisition Debt. The Acquisition Debt is expected to be repaid in equal quarterly installments of $20.0 million over the five-year term, ending in July 2011.
     Additionally, the Company paid $14.1 million in dividends during the first half of 2007. The dividends were paid at a rate of $0.13 per share for both the first and second quarter. On August 7, 2007, the Company announced that its Board of Directors approved the payment of a quarterly dividend of $0.13 per share payable on or before September 17, 2007 to shareholders of record as of September 4, 2007. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook. Also during the first half of 2007, the Company repurchased 20,965 shares of its common stock at an average price of $24.71 per share from a terminated employee to cover tax withholding obligations associated with the vesting of stock and repurchased 109,250 unvested shares of stock at a price of $0.01 per share upon certain employees’ terminations.
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
Recent Accounting Pronouncements
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
Critical Accounting Policies
     In the Company’s 2006 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, stock-based compensation, and purchase price allocation. The Company has reviewed its policies and determined that these remain critical accounting policies for the quarter ended August 4, 2007. The Company did not make any significant changes to these policies during the quarter. The Company believes that the adoption of FIN No. 48 in the first quarter of 2007 has resulted in the following additional critical accounting policy:
     Adoption of FIN No. 48 – The Company adopted the provisions of FIN No. 48 on February 4, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN No. 48, as of February 4, 2007, the Company recognized a $4.7 million increase in its reserve related to uncertain tax positions which was recorded as a reduction to the February 4, 2007 balance of retained earnings. Additionally, the Company grossed-up deferred tax liabilities and the reserve related to uncertain tax positions by $24.0 million related primarily to the federal tax benefit associated with certain state tax and interest reserves and certain timing differences. As of the adoption date, the Company had unrecognized tax benefits of approximately $41.5 million of which $35.6 million, if recognized, would impact the effective tax rate. As of February 4, 2007, the total amount of accrued tax-related interest and penalties included in other liabilities was $13.6 million and $3.1 million, respectively.
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

Contractual Commitments
     The Company included its contractual commitment table in its 2006 Annual Report on Form 10-K. With the exception of the adoption of FIN No. 48, the obligations within the table have not materially changed. The adoption of FIN No. 48 resulted in the classification of uncertain tax positions as non-current income tax liabilities. As the Company does not believe that these tax matters will settle with the applicable taxing jurisdiction within the next twelve months, the Company has classified unrecognized tax positions (including interest and penalties) of approximately $58.8 million within other liabilities in the Company’s condensed consolidated balance sheet as of August 4, 2007.
Forward-looking Information
     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company including assumptions and projections concerning integration costs, purchase-related accounting adjustments, acquisition synergies, store traffic, levels of store sales including regular-price selling and markdown selling, and customer preferences. The Company’s forward looking statements involve material known and unknown risks and uncertainties as to future events which may or may not occur, including acceptance of the Company’s fashions including its seasonal fashions, effectiveness of the Company’s brand awareness and marketing programs, any different or any increased negative trends in its regular-price or markdown selling, success of the Company’s expected marketing events in driving store traffic and store and direct marketing sales, success of the Company’s catalogs in driving both our direct marketing sales and in driving store traffic, the risk that the J. Jill merchandise changes will not be well accepted, the Company’s ability to anticipate and successfully respond to constantly changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, the Company’s ability to accurately estimate and forecast future full-price and markdown selling for each of its brands, risks associated with decreased net income in year to date period, the risk that the Company will not satisfy one or more of its financial covenants and will be required to seek to obtain a waiver or amendment of its debt agreement, the risk that the J. Jill business will not be successfully integrated, the risk that the cost savings, operational efficiencies, and other synergies from the transaction may not be fully realized or may take longer to realize than expected, the risk associated with integrating and operating profitably and successfully as a multi-brand chain for the first time, the risk that the acquisition will disrupt Talbots or J. Jill’s core business, the reaction of Talbots and J. Jill customers and suppliers to the changes being made within the organization as a result of the transaction, diversion of management time on acquisition-related issues, effectiveness and profitability of new concepts, the risks associated with a CEO succession and other changes in senior merchandising and other management, any difference between estimated and actual stock option expense, and economic conditions including consumer spending, housing issues and uncertainty in credit and financial markets. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission including the Company’s Annual Report of Form 10-K (under “Risk Factors”), and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. Except as required by law, the Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report even if such results, changes, estimates or circumstances make it clear that any forward looking statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     As of August 4, 2007, the Company had variable rate borrowings of $320.0 million under its $400.0 million term loan facility, $80.0 million under its revolving credit facility and $12.8 million under its line of credit facilities, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.6 million for the quarter ended August 4, 2007.
     The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and 3 stores in the United Kingdom as of August 4, 2007. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 4, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of August 4, 2007.
Changes in Internal Control over Financial Reporting
     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As permitted by the rules and regulations of the SEC, the Company excluded J. Jill from its annual assessment of internal control over financial reporting for the year ended February 3, 2007. The Company considers the acquisition of J. Jill material to its results of operations, financial position and cash flows, and the Company is in the process of integrating the internal control procedures of J. Jill into its internal control structure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     A summary of the repurchase activity under certain equity programs for the thirteen weeks ended August 4, 2007 is set forth below:

			Approximate Dollar Value
	Total Number	Average Price	of Shares that may yet be
	of Shares	Paid per	Purchased under the
Period	Purchased (1)	share	Programs (2)
May 6, 2007 through June 2, 2007	—	$—	$10,435
June 3, 2007 through July 7, 2007	—	—	10,435
July 8, 2007 through August 4, 2007	107,500	0.01	9,560

Total	107,500	$0.01	$9,560

1.	The Company repurchased 107,500 shares in connection with stock forfeited by an employee prior to vesting under the Company’s equity compensation plan, at an acquisition price of $0.01 per share.

2.	As of August 4, 2007, there were 956,011 shares of unvested stock that were subject to buyback at $0.01 per share, or $9,560 in the aggregate, that the Company has the option to repurchase if the employee terminates prior to vesting.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 24, 2007, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected to serve as directors of the Company for a term of one year or until their successors are elected: Arnold B. Zetcher, John W. Gleeson, Tsutomu Kajita, Motoya Okada, Gary M. Pfeiffer, Yoshihiro Sano, Susan M. Swain, and Isao Tsuruta, constituting all of the members of the Board of Directors as of the Annual Meeting. The election of directors was based on the following votes:

		Authority
	Votes Cast For	Withheld
Arnold B. Zetcher	46,395,188	4,390,714
John W. Gleeson	50,514,650	271,252
Tsutomu Kajita	44,843,528	5,942,374
Motoya Okada	44,424,865	6,361,037
Gary M. Pfeiffer	50,076,280	709,622
Yoshihiro Sano	46,337,739	4,448,163
Susan M. Swain	50,075,079	710,823
Isao Tsuruta	46,369,239	4,416,663
     The proposal to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the 2007 fiscal year was approved at the May 24, 2007 Annual Meeting based on the following votes:
•	50,497,462 votes for

•	281,681 votes against

•	6,759 abstentions

     The proposal to approve an amendment to The Talbots, Inc 2003 Executive Stock Based Incentive Plan to increase by 2,500,000 the number of authorized shares was approved at the May 24, 2007 Annual Meeting based on the following votes:
•	32,452,402 votes for

•	16,547,767 votes against

•	18,478 abstentions
Item 6. Exhibits.

10.1	The Talbots, Inc. Management Incentive Plan Performance Criteria. (1)

10.2	Waiver and Consent, dated as of June 13, 2007, to the Term Loan Agreement, dated as of July 24, 2006, among the Talbots, Inc., the lenders form time to time party thereto and Mizuho Corporate Bank, Ltd., as arranger and administrative agent. (2)

10.3	Letter Agreement concerning credit facilities between HSBC and Talbots, dated July 16, 2007. (3)

10.4	Compensation arrangements in connection with transition of Arnold B. Zetcher. (4)

10.5	Employment Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 6, 2007. (6)

10.6	Restricted Stock Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007. (6)

10.7	Stock Option Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007. (6)

10.8	Severance Agreement by and between The Talbots, Inc. and Edward L. Larsen, dated August 6, 2007. (6)

10.9	Severance Agreement by and between The Talbots, Inc. and Michele M. Mandell, dated August 6, 2007. (6)

10.10	Form of Severance Agreement by and between The Talbots, Inc. and each of Richard T. O’Connell, Jr., John Fiske, III, Paul V. Kastner, Andrea M. McKenna, Bruce Lee Prescott and Randy Richardson, dated August 6, 2007. (6)

10.11	General Financing Agreement between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated as of August 24, 2007. (5)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (6)

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a). (6)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company. (6)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 14, 2007.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed June 14, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2007.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 29, 2007.

(6)	Filed with this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 12, 2007

THE TALBOTS, INC.

By:	/s/ Edward L. Larsen

Edward L. Larsen
Senior Vice President, Finance
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)