Form 10-Q
period 2007-11-03
TALBOTS INC
filed 2007-12-13
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 12, 2007

Common Stock, $0.01 par value	54,699,102

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
Amounts in thousands except per share data

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net Sales	$556,012	$568,640	$1,701,899	$1,593,029

Costs and Expenses

Cost of sales, buying and occupancy	366,298	358,667	1,134,926	1,030,116
Selling, general and administrative	198,044	189,063	570,210	496,248

Operating (Loss) Income	(8,330)	20,910	(3,237)	66,665

Interest
Interest expense	9,133	8,452	27,465	22,833
Interest income	325	440	1,144	6,662

Interest Expense — net	8,808	8,012	26,321	16,171

(Loss) Income Before Taxes	(17,138)	12,898	(29,558)	50,494

Income Tax (Benefit) Expense	(7,751)	4,837	(12,095)	18,935

Net (Loss) Income	$(9,387)	$8,061	$(17,463)	$31,559

Net (Loss) Income Per Share:

Basic	$(0.18)	$0.15	$(0.33)	$0.60

Diluted	$(0.18)	$0.15	$(0.33)	$0.59

Weighted Average Number of Shares of Common Stock Outstanding:

Basic	53,032	52,854	52,980	52,564

Diluted	53,032	53,718	52,980	53,365

Cash Dividends Paid Per Share	$0.13	$0.13	$0.39	$0.38

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NOVEMBER 3, 2007, FEBRUARY 3, 2007, AND OCTOBER 28, 2006
Amounts in thousands except share data

	November 3,	February 3,	October 28,
	2007	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$32,085	$35,923	$42,991
Customer accounts receivable — net	225,130	204,619	228,907
Merchandise inventories	380,346	352,652	367,934
Deferred catalog costs	13,811	11,606	13,476
Due from affiliates	4,464	5,672	5,890
Deferred income taxes	24,493	28,752	29,861
Prepaid and other current assets	43,443	53,185	34,826

Total current assets	723,772	692,409	723,885
Property and equipment — net	501,870	533,216	529,883
Goodwill	247,490	247,490	255,866
Trademarks	154,984	154,984	155,884
Other intangible assets — net	83,372	92,038	87,804
Other assets	30,826	28,551	29,634

Total Assets	$1,742,314	$1,748,688	$1,782,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$122,768	$113,884	$117,732
Accrued income taxes	5,576	31,684	34,944
Accrued liabilities	165,669	158,763	157,541
Notes payable to banks	107,200	45,000	40,000
Current portion of long-term debt	80,641	80,469	80,457

Total current liabilities	481,854	429,800	430,674
Long-term debt less current portion	328,542	389,174	409,011
Deferred rent under lease commitments	143,530	133,025	125,175
Deferred income taxes	13,311	61,537	75,909
Other liabilities	161,799	91,841	87,577
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 79,466,967 shares, 78,567,387 shares, and 78,536,663 shares issued, respectively, and 54,645,626 shares, 53,999,261 shares, and 53,968,537 shares outstanding, respectively	795	786	785
Additional paid-in capital	480,013	464,701	459,329
Retained earnings	737,190	787,483	794,482
Accumulated other comprehensive loss	(20,743)	(26,202)	(16,529)
Treasury stock, at cost; 24,821,341 shares, 24,568,126 shares, and 24,568,126 shares, respectively	(583,977)	(583,457)	(583,457)

Total stockholders’ equity	613,278	643,311	654,610

Total Liabilities and Stockholders’ Equity	$1,742,314	$1,748,688	$1,782,956

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
Amounts in thousands

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,463)	$31,559
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	98,064	86,641
Amortization of debt issuance costs	203	247
Deferred rent	10,324	14,297
Compensation expense related to stock options	8,095	9,127
Compensation expense related to issuance of unvested stock awards and other stock transactions	5,600	3,851
Loss on disposal of property and equipment and impairment charges	3,590	374
Tax benefit from options exercised	345	1,106
Excess tax benefit from options exercised	(345)	(489)
Deferred income taxes	(20,394)	(12,395)
Changes in assets and liabilities
Customer accounts receivable	(20,281)	(19,126)
Merchandise inventories	(26,485)	(73,579)
Deferred catalog costs	(2,205)	(1,350)
Due from affiliates	1,208	2,002
Prepaid and other current assets	11,428	20,264
Accounts payable	10,949	21,957
Accrued income taxes	3,914	7,134
Accrued liabilities	(421)	(22,637)
Other assets	(2,478)	(3,430)
Other liabilities	13,913	16,626

Net cash provided by operating activities	77,561	82,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(64,715)	(66,028)
Proceeds from disposal of property and equipment	93	—
Acquisition of The J. Jill Group, Inc., net of cash acquired	—	(493,900)
Maturities of marketable securities	—	16,729

Net cash used in investing activities	(64,622)	(543,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital lines of credit (notes payable), net	62,200	40,000
Payments on long-term borrowings	(60,349)	(20,212)
Proceeds from financing related to acquisition	—	400,000
Proceeds from options exercised	1,481	3,435
Excess tax benefit from options exercised	345	489
Debt issuance costs	—	(1,318)
Cash dividends	(21,252)	(20,474)
Purchase of treasury stock	(520)	(1,113)

Net cash (used in) provided by financing activities	(18,095)	400,807

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,318	184
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,838)	(60,029)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,923	103,020

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,085	$42,991

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
     On May 3, 2006, the Company acquired The J. Jill Group, Inc. (“J. Jill”) (see Note 4 below), a multi-channel specialty retailer of women’s apparel. The accompanying condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 3, 2007 and statement of cash flows for the thirty-nine weeks ended November 3, 2007 include the operations of J. Jill. The accompanying condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 28, 2006 and statement of cash flows for the thirty-nine weeks ended October 28, 2006 include the operations of J. Jill since the date of the acquisition. The accompanying condensed consolidated balance sheets as of November 3, 2007, February 3, 2007, and October 28, 2006 include J. Jill.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The following supplements the Company’s summary of its significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007:
Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The Company’s cash management policy provides for controlled disbursement. As a result, the Company had outstanding checks in excess of funds on deposit at certain banks. These amounts, which were $26,843, $0, and $0, at November 3, 2007, February 3, 2007, and October 28, 2006, respectively, are included in accounts payable in the accompanying condensed consolidated balance sheets.
Merchandise Inventories
     Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are adjusted for estimated future markdowns on currently held past season merchandise in advance of selling the marked-down merchandise. Estimated future markdowns are calculated based on current information related to inventory levels, historical markdown trends, and forecasted markdown levels. Certain distribution costs, warehousing costs, and purchasing costs are capitalized in inventory.
Gift Cards and Merchandise Credits
     Upon the sale of a gift card or the issuance of a merchandise credit, the Company records a liability representing the purchase price of the gift card or the retail value of the merchandise credit. The liability is relieved and revenue is recognized when the gift card or merchandise credit is redeemed by a customer in exchange for merchandise. Unredeemed gift cards and merchandise credits are escheated to the appropriate jurisdiction.

Basic and Diluted Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Unvested stock awards are excluded from basic net income per share as the awards are contingently returnable. Once the unvested stock awards have vested, they are included in the computation of basic net income per share. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares, which includes stock options and unvested stock awards that were outstanding during the period, unless the effect is antidilutive.
Reclassification
      The Company reclassified certain 2006 amounts within cash flows from financing activities on the condensed consolidated statements of cash flows to conform to the current period presentation. The reclassifications did not result in a change to net cash flows from financing activities. The prior year presentation reflected cash provided by borrowings under notes payable of $485,000 and cash used for payments of notes payable of $65,212.
3. FEDERAL AND STATE INCOME TAXES
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
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters for years through 2003. Currently, tax years beginning in 1993 remain open to examination by various state and foreign taxing jurisdictions. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months as a result of the completion of any audits or resolution of any outstanding tax matters.
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

     The Company has substantially completed its formalized business plan to involuntarily terminate or relocate employees of the acquired company. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Combination, the Company recorded $10,049 within goodwill, as the cost was an assumed liability as of the date of acquisition. The Company paid $36 and $2,690 during the thirteen and thirty-nine weeks ended November 3, 2007, respectively. As of November 3, 2007, $9,971 has been paid on a cumulative basis. The remaining $78 is expected to be paid in the fourth quarter of 2007. In addition, the Company offered certain J. Jill employees retention payments of $931 which has been recorded within the consolidated statement of operations over the retention period. The Company recorded $867 during 2006 and the remaining $64 was recorded within selling, general, and administrative expenses during the thirty-nine weeks ended November 3, 2007.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill by reportable segment is as follows:

	November 3,	February 3,	October 28,
	2007	2007	2006
Stores segment	$195,966	$195,966	$35,513
Direct Marketing segment	51,524	51,524	—
Unallocated	—	—	220,353

Total	$247,490	$247,490	$255,866

     The $8,376 decrease in the carrying value of goodwill from October 28, 2006 to February 3, 2007 was due to changes in estimates of the fair values of the Company’s acquired intangibles as a result of the Company’s final purchase price allocation. As management was in the process of completing its valuation of its intangibles as of October 28, 2006, the allocation of goodwill to the Company’s reportable segments had not yet been performed.
     Trademarks and other intangible assets consist of the following:

	November 3,	February 3,	October 28,
	2007	2007	2006
Trademarks — indefinite lives	$154,984	$154,984	$155,884
Customer relationships, non-compete agreements, and leasehold interests	100,561	100,840	93,807

Total trademarks and other intangible assets	255,545	255,824	249,691
Less accumulated amortization	(17,189)	(8,802)	(6,003)

Trademarks and other intangible assets — net	$238,356	$247,022	$243,688

     Changes in the carrying value of the intangible assets from October 28, 2006 to February 3, 2007 were recorded to reflect the changes in estimates of the fair values of the Company’s acquired intangibles as a result of the Company’s final purchase price allocation.

     Amortization expense relating to intangible assets was recorded within the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Cost of sales, buying and occupancy	$433	$401	$1,264	$809
Selling, general and administrative	2,469	2,323	7,403	4,602

Total	$2,902	$2,724	$8,667	$5,411

     Estimated future amortization expense related to intangible assets is as follows:

Amount
Remaining thirteen weeks in 2007	$2,394
2008	10,016
2009	10,257
2010	10,507
2011	9,709
2012	8,793
Thereafter	31,696

Total	$83,372

6. COMPREHENSIVE (LOSS) INCOME
     The following is the Company’s comprehensive (loss) income for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net (loss) income	$(9,387)	$8,061	$(17,463)	$31,559
Other comprehensive (loss) income:
Foreign currency translation adjustment	2,869	(227)	4,224	153
Change in minimum pension and postretirement plan liabilities, net of tax	377	—	1,235	—

Comprehensive (loss) income	$(6,141)	$7,834	$(12,004)	$31,712

7. STOCK-BASED COMPENSATION
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

     The condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 include the following stock-based compensation expense related to stock option awards, unvested stock awards, and unvested stock unit awards:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Cost of sales, buying and occupancy	$440	$652	$1,216	$1,907
Selling, general, and administrative	5,002	3,272	12,479	11,071

Compensation expense related to stock-based awards	5,442	3,924	13,695	12,978
Less: Income tax benefit	2,177	1,570	5,479	5,192

Net compensation expense related to stock-based awards	$3,265	$2,354	$8,216	$7,786

     SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to unexpected employee retirements that occurred during 2007, the Company revised its forfeiture rates. During the thirteen and thirty-nine weeks ended November 3, 2007, the Company recognized $334 and $2,482, respectively, as a reduction of stock compensation expense as a result of the change in forfeiture rates.
     Stock Options
     The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $7.83 and $8.85 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2007	2006
Weighted average risk free interest rate	4.6%	4.7%
Weighted average expected life of option grants	4.6 years	4.5 years
Weighted average expected volatility of underlying stock	38.3%	41.8%
Weighted average expected dividend payment rate, as a as a percentage of the stock price on the date of grant	2.2%	2.0%

     A summary of stock option activity during the thirty-nine weeks ended November 3, 2007 is presented below.

			Weighted
		Weighted	Average Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at February 3, 2007	8,438,930	$28.44
Granted	1,608,200	24.42
Exercised	(118,720)	12.41
Forfeited	(298,005)	26.33
Expired	(44,999)	34.34

Outstanding at November 3, 2007	9,585,406	$28.01	5.2	$1,100

Exercisable at November 3, 2007	7,235,056	$28.84	4.0	$1,100

     Unvested Stock Awards
     A summary of unvested stock award activity (unvested stock and unvested stock units) for the thirty-nine weeks ended November 3, 2007 is presented below.

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested at February 3, 2007	1,204,427	$29.04
Granted	802,860	23.80
Vested	(65,890)	25.28
Forfeited	(232,250)	28.62

Unvested at November 3, 2007	1,709,147	$27.78

8. NET (LOSS) INCOME PER SHARE
     The weighted average shares used in computing basic and diluted net (loss) income per share are presented below. Options to purchase 9,585,406 shares of common stock were outstanding at November 3, 2007, and were not included in the computation of diluted net loss per share for the periods ended November 3, 2007 since the effect would have been antidilutive. Options to purchase 5,961,801 shares of common stock were outstanding during the thirteen and thirty-nine weeks ended October 28, 2006, respectively, and were not included in the computation of diluted net income per share for that period. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common shares, and the effect of including these securities would have been antidilutive.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Shares for computation of basic net (loss) income per share	53,032	52,854	52,980	52,564
Effect of stock compensation plans	—	864	—	801

Shares for computation of diluted net (loss) income per share	53,032	53,718	52,980	53,365

9. DEBT:
     A summary of outstanding long-term debt follows:

	November 3,	February 3,	October 28,
	2007	2007	2006
Acquisition Debt	$300,000	$360,000	$380,000
Revolving Credit Agreements	80,000	100,000	100,000
Term Loan	20,000	—	—
Tilton Facility Loan	9,183	9,643	9,468

Total long-term debt	409,183	469,643	489,468
Less current maturities	(80,641)	(80,469)	(80,457)

Long term-debt, less current portion	$328,542	$389,174	$409,011

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
     The Acquisition Debt bears interest at a rate per annum equal to LIBOR plus 0.35%. It is to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a maximum leverage ratio, a minimum net worth, and a minimum fixed charge coverage ratio. As of November 3, 2007, there were $300,000 in borrowings outstanding under the Acquisition Debt. The interest rate on the Acquisition Debt at November 3, 2007 was 5.4%. In November 2007, the Company entered into an amendment to the Acquisition Debt agreement with its lenders which changed the leverage ratio and fixed charge coverage ratio financial covenants through the remaining term of the loan, effective November 3, 2007; as a result, the Company was in compliance with the revised financial covenants as of November 3, 2007.

     In addition, as of November 3, 2007, the Company has revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80,000, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of November 3, 2007, the weighted average interest rate on the loans was 6.0%. None of the outstanding balance is currently payable. At November 3, 2007, the Company had $80,000 outstanding under its Revolving Credit Agreements. Of the $80,000 outstanding, $34,000 is due in January 2009 and $46,000 is due in April 2009, but may be extended upon approval from the banks. At February 3, 2007, and October 28, 2006, the Company had $100,000 outstanding under revolving credit agreements.
     In April 2007, the Company converted $20,000 of revolving credit borrowings into a term loan (the “Term Loan”). The principal on the Term Loan is due in April 2012. Interest on the Term Loan is due every six months and is fixed at 5.8% for the first two interest periods from April 2007 through April 2008, and is fixed at 5.9% for the remaining interest periods through April 2012. As of November 3, 2007, the Company had $20,000 outstanding under its Term Loan.
     As part of the J. Jill acquisition, Talbots assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center, and real estate in Tilton, New Hampshire. Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum. As of November 3, 2007, the Company had $9,183 outstanding under its Tilton Facility Loan.
     Line of Credit (Notes payable to banks) — In March 2007, the Company increased its availability under its line of credit facilities by $25,000 from $115,000 to $140,000. In August 2007, the Company obtained additional capacity under its line of credit facilities, increasing its availability by $30,000 from $140,000 to $170,000. The Company’s line of credit facilities are uncommitted and are maintained at the sole discretion of the banks. In December 2007, one bank retracted its existing $30,000 line or credit facility that was scheduled to expire in February 2008, reducing the Company’s availability to $140,000. The Company repaid its outstanding balance on its $30,000 line of credit facility in December when it became due. At November 3, 2007, February 3, 2007, and October 28, 2006 there was $107,200, $45,000, and $40,000 respectively, outstanding under these facilities with the outstanding balances due within one to two months. The weighted average interest rate at November 3, 2007 on these facilities was 5.3%.
     Letters of Credit — In March 2007, in connection with the change to the Company’s line of credit facilities noted above, the Company reduced its availability under its letter of credit agreements by $25,000 from $305,000 to $280,000. The Company’s letter of credit agreements are primarily used for the purchase of merchandise inventories. At November 3, 2007, February 3, 2007 and October 28, 2006, the Company had $126,962, $180,533, and $108,498, respectively, outstanding under these letters of credit.
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
     The Company’s “Stores Segment” includes the Company’s Talbots and J. Jill brand retail store operations in the United States and the Talbots brand retail store operations in Canada and in the United Kingdom. The Company’s “Direct Marketing Segment” includes catalog and Internet operations for both Talbots and J. Jill brands.
     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s, children’s and men’s apparel, accessories and shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its approximately 40 distinct catalog mailings per year, 25 relating to the Talbots brand and 15 relating to the J. Jill brand, and online at www.talbots.com and www.jjill.com.
     The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2006 Annual Report on Form 10-K, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots credit card operations, certain general warehousing costs, depreciation related to corporate held assets, and amortization of the Company’s intangible assets other than leasehold interests. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available.
     The following is the Stores Segment and Direct Marketing Segment information for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006:

	Thirteen Weeks Ended
	November 3, 2007			October 28, 2006
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$447,549	$108,463	$556,012	$460,071	$108,569	$568,640
Direct profit	31,808	19,177	50,985	51,016	25,050	76,066

	Thirty-Nine Weeks Ended
	November 3, 2007			October 28, 2006
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$1,387,639	$314,260	$1,701,899	$1,321,796	$271,233	$1,593,029
Direct profit	112,929	51,250	164,179	162,906	52,250	215,156
     The following reconciles direct profit to consolidated net (loss) income for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Total direct profit for reportable segments	$50,985	$76,066	$164,179	$215,156
Less: indirect expenses	59,315	55,156	167,416	148,491

Operating (loss) income	(8,330)	20,910	(3,237)	66,665
Interest expense, net	8,808	8,012	26,321	16,171

(Loss) income before taxes	(17,138)	12,898	(29,558)	50,494
Income tax (benefit) expense	(7,751)	4,837	(12,095)	18,935

Consolidated net (loss) income	$(9,387)	$8,061	$(17,463)	$31,559

11. EMPLOYEE BENEFIT PLANS
     Net periodic benefit cost is comprised of the following components for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006:
     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Service cost	$2,360	$2,610	$7,382	$7,932
Interest cost	2,218	1,908	6,397	5,668
Expected return on plan assets	(2,279)	(2,036)	(7,051)	(6,124)
Net amortization and deferral	756	993	2,263	3,099

Net periodic benefit cost	$3,055	$3,475	$8,991	$10,575

     The components of the Company’s Supplemental Executive Retirement Plan (“SERP”) expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Service cost	$117	$(4)	$361	$456
Interest cost	284	241	856	805
Net amortization and deferral	226	252	734	1,344

Net periodic benefit cost	$627	$489	$1,951	$2,605

     The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Service cost	$—	$(134)	$2	$376
Interest cost	(55)	(70)	(12)	196
Net amortization and deferral	(304)	(517)	(893)	(393)

Net periodic benefit cost	$(359)	$(721)	$(903)	$179

     In 2006, the Company changed its reimbursement rates under its Postretirement Medical Plan and remeasured the related liability. The Company is amortizing the benefit into income over a five year period.
     When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006, the Company was not required to make any contributions to the Pension Plan and did not make any voluntary contributions to the Pension Plan.

12. RECENT ACCOUNTING PROUNOUNCEMENTS
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
     The Company conforms to the National Retail Federation’s fiscal calendar. The thirteen weeks ended November 3, 2007 and October 28, 2006 are referred to herein as the third quarter of 2007 and 2006, respectively. The thirty-nine weeks ended November 3, 2007 and October 28, 2006 are referred to herein as year-to-date 2007 and 2006, respectively.
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

Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of operations for the fiscal periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	65.9%	63.1%	66.7%	64.7%
Selling, general and administrative expenses	35.6%	33.2%	33.5%	31.1%
Operating (loss) income	-1.5%	3.7%	-0.2%	4.2%
Interest expense, net	1.6%	1.4%	1.5%	1.0%
(Loss) Income before taxes	-3.1%	2.3%	-1.7%	3.2%
Income tax (benefit) expense	-1.4%	0.9%	-0.7%	1.2%
Net (loss) income	-1.7%	1.4%	-1.0%	2.0%
The Thirteen Weeks Ended November 3, 2007 Compared to the Thirteen Weeks Ended October 28, 2006 (Third Quarter)
Net Sales
     Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include the Company’s catalog and Internet channels. The following table shows net retail store sales by brand and net direct marketing sales in total for the thirteen weeks ended November 3, 2007 and October 28, 2006 (in millions):

	November 3,	October 28,
	2007	2006
Net retail store sales: Talbots brand	$366.3	$382.7
Net retail store sales: J. Jill brand	81.2	77.3
Net direct marketing sales: total Company	108.5	108.6

Total net sales	$556.0	$568.6

     Net sales in the third quarter of 2007 were $556.0 million compared to $568.6 million in the third quarter of 2006, a decrease of $12.6 million, or 2.2%. J. Jill brand net sales represented 21.0% of the Company’s total net sales in the third quarter of 2007 compared to 20.4% of the Company’s total net sales in the third quarter of 2006.
     Talbots Brand Retail Stores
     Talbots brand retail store sales in the third quarter of 2007 decreased by $16.4 million, or 4.3%, compared to the third quarter of 2006. Reflected in Talbots brand retail store sales was a $29.6 million, or 8.2%, decrease in comparable store sales due to a weak sales performance during the period, especially during the Company’s mid-season sale event which began in late September. Management believes that the brand’s negative sales results were also due to a weak customer response to the brand’s fall full-price merchandise, primarily in the brand’s casual assortments. Additionally, the Company believes that the business was affected by an increasingly conservative consumer spending mindset in light of an uncertain economic environment, which led to lower levels of regular and marked- down price selling. During the third quarter of 2007, Talbots brand retail stores experienced a 7% decline in the average sales transaction value compared to the third quarter of 2006, with average transactions essentially flat between the periods. The Company is taking steps in an effort to improve its sales performance including a more aggressive posture with the frequency of customer contacts and merchandise offerings, and implementing a new promotional sale cadence which will offer markdowns at what the Company believes will be a more relevant time for the customer, while continuing to maintain high levels of regular price selling.

     Partially offsetting the decline in comparable store sales for the brand was the increase in store sales driven by the increase in the number of Talbots brand retail stores. As of November 3, 2007, the Company operated a total of 1,153 Talbots brand retail stores with gross and selling square footage of approximately 4.5 million square feet and 3.5 million square feet, respectively. This represents an increase of approximately 3% in gross and selling square footage from October 28, 2006, when the Company operated 1,118 retail stores with gross and selling square footage of approximately 4.4 million square feet and 3.4 million square feet, respectively.
     J. Jill Brand Retail Stores
     J. Jill’s brand retail store sales in the third quarter of 2007 increased by $3.9 million, or 5.0%, compared to the third quarter of 2006. The increase in retail store sales was driven by an increase in the number of J. Jill brand retail stores partially offset by the brand’s 6.5% decline in comparable store sales for the period. As of November 3, 2007, the Company operated 264 J. Jill brand retail stores with gross and selling square footage of approximately 1.0 million square feet and 0.8 million square feet, respectively. This represents an increase of approximately 12% in gross and selling square footage from October 28, 2006, when the Company operated 228 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million square feet and 0.7 million square feet, respectively.
     Reflected in J. Jill brand retail store sales was a $4.6 million, or 6.5%, decrease in comparable store sales, primarily due to a difficult August. The brand experienced negative comparable store sales throughout the period, with the negative sales trends beginning to level off in the months of September and October primarily due to a successful mid-season sale event. Management believes that the brand’s overall negative sales performance was due to the weak customer response to the brand’s full price merchandise, especially in August primarily due to the shifting of the customer appreciation events from August to September. In addition, management believes the business was impacted by consumer concern over the stability of the macro-environment.
     Direct Marketing Sales
     Direct marketing sales during the third quarter of 2007 were relatively flat with the third quarter of 2006, decreasing by $0.1 million, or less than 1.0%. Talbots brand direct marketing sales for the third quarter of 2007 increased in comparison with the third quarter of 2006, driven by the positive customer response to the brand’s new outlet sales offering on its website, which was introduced in August. Offsetting the Talbots brand’s positive performance was a decline in the J. Jill brand’s direct marketing sales during the third quarter of 2007 in comparison to the third quarter of 2006, which was primarily a result of the brand’s catalog performance. Additionally, both brands continue to experience solid growth in Internet sales, with Talbots Internet brand representing 52% of its direct business in comparison with 43% for the third quarter of the prior year, and J. Jill’s Internet brand representing 57% of its direct business in comparison with 53% of its direct business for the third quarter of the prior year. The percentage of the Company’s net sales derived from direct marketing increased from 19.1% during the third quarter of 2006 to 19.5% during the third quarter of 2007.
Cost of Sales, Buying and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 65.9% in the third quarter of 2007 from 63.1% in the third quarter of 2006. This represents a 280 basis point increase in cost of sales, buying and occupancy expenses as a percentage of net sales over the prior year with pure merchandise gross margin decreasing by approximately 80 basis points. The decline in pure merchandise gross margin was primarily due to increased levels of markdown selling of the Talbots brand needed to clear out excess inventory through its mid-season sale event. Additionally, a 145 basis point increase was driven by higher occupancy costs as a percentage of net sales incurred across both brands compounded by the decline in comparable store sales.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses as a percentage of net sales increased to 35.6% in the third quarter of 2007, compared to 33.2% in the third quarter of 2006. This represents a 240 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. Of this increase, approximately 130 basis points related to direct store selling expenses, including payroll costs attributable to both brands and marketing costs primarily related to the Talbots brand. Additionally, approximately 45 basis points of the increase related to increased catalog production costs, primarily related to the J. Jill brand.
     During the third quarter of 2007, the Company incurred expenses for executive compensation related to the commencement of employment of the Company’s new President and Chief Executive Officer and for professional consulting fees as the Company engaged a global consulting firm to assist management with a strategic review of the Company. These expenses contributed to the increase by approximately 110 basis points, or $0.07 per share.
Net Interest Expense
     Net interest expense increased to $8.8 million in the third quarter of 2007 compared to $8.0 million in the third quarter of 2006. This increase was primarily due to the Company’s election to change its financial statement classification for interest related to income taxes in connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”), on February 4, 2007. The Company has recorded $0.7 million of tax-related interest in net interest expense in the third quarter of 2007, while there was no tax-related interest recorded in net interest expense in 2006. Average borrowings and interest rates during the third quarter of 2007 were fairly consistent with the third quarter of 2006. Average borrowings for short-term and long-term debt during the third quarter of 2007 were $550.8 million compared to $561.4 million during the third quarter of 2006. The average interest rate on short-term and long-term borrowings was 5.8% compared to 6.0% during the third quarter of 2006.
Income Tax Expense (Benefit)
     The income tax benefit for the third quarter of 2007 was $7.8 million, compared to an income tax expense of $4.8 million for the third quarter of 2006. The effective tax rate was 45.2% and 37.5% for the third quarters of 2007 and 2006, respectively. The 770 basis point increase in the effective tax rate was due to additional tax benefits recognized from the Company’s net operating losses for the period offset by discrete items occurring during the period. As a result of the adoption of FIN No. 48, $0.7 million of tax-related interest was recorded in net interest expense in the third quarter of 2007. In the third quarter of 2006, tax-related interest was reflected in income tax expense.
Acquisition Related Costs
     Acquisition related costs for the third quarter of 2007 were approximately $8.2 million compared to $13.6 million in the third quarter of 2006. Acquisition related costs include interest expense on the Company’s term loan facility used to partially fund the J. Jill acquisition (the “Acquisition Debt”), amortization of acquired intangibles, and integration expenses. The $5.4 million decrease in acquisition costs was primarily due to fewer integration expenses incurred in the third quarter of 2007 compared to the third quarter of 2006 as well as decreased interest expense as a result of a lower outstanding balance of the Acquisition Debt
     Of the total $8.2 million of acquisition related costs in the third quarter of 2007, $0.1 million was included in cost of sales, buying and occupancy expense, $3.4 million was included in selling, general and administrative expense, and $4.7 million was included in interest expense within the Company’s condensed consolidated statement of operations. Of the total $13.6 million of acquisition costs in the third quarter of 2006, $0.8 million was included in cost of sales, buying and occupancy expense, $6.9 million was included in selling, general and administrative expense, and $5.9 million was included in interest expense within the Company’s condensed consolidated statement of operations.

The Thirty-Nine Weeks Ended November 3, 2007 Compared to the Thirty-Nine Weeks Ended October 28, 2006 (Year-to-Date)
Net Sales
     Net sales consist of retail store sales and direct marketing sales. The following table shows net retail sales by brand and net direct marketing sales in total for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 (in millions):

	November 3,	October 28,
	2007	2006
Net retail store sales: Talbots brand	$1,145.7	$1,171.3
Net retail store sales: J. Jill brand	241.9	150.5
Net direct marketing sales: total Company	314.3	271.2

Total net sales	$1,701.9	$1,593.0

     Year-to-date 2007 net sales were $1,701.9 million compared to year-to-date 2006 net sales of $1,593.0 million, an increase of $108.9 million, or 6.8%. J. Jill brand net sales represented 20.6% of the Company’s total net sales year-to-date 2007 compared to 13.9% of the Company’s total net sales year-to-date 2006.
     Talbots Brand Retail Stores
     Year-to-date 2007 Talbots brand retail store sales decreased by $25.6 million, or 2.2%, compared to year-to-date 2006. Reflected in Talbots brand retail store sales was a $62.0 million, or 5.6%, decline in comparable store sales for the period. Management believes that the brand’s negative sales results were impacted by a weak customer response to the brand’s merchandise, primarily in the brand’s casual merchandise. As a result, deeper discounts than planned were taken in order to liquidate the excess inventory during the Company’s mid-season and semi-annual sale events. Additionally, management believes that the brand’s negative results were impacted by a shift in consumer sentiment that began in the second quarter of 2007 and continued throughout the third quarter, which led to reduced discretionary spending given the significant uncertainty in the macro-environment.
     Partially offsetting the decline in comparable store sales for the brand was the increase in store sales driven by the increase in the number of Talbots brand retail stores. As of November 3, 2007, the Company operated a total of 1,153 Talbots brand retail stores with gross and selling square footage of approximately 4.5 million square feet and 3.5 million square feet, respectively. This represents an increase of approximately 3% in gross and selling square footage from October 28, 2006, when the Company operated 1,118 retail stores with gross and selling square footage of approximately 4.4 million square feet and 3.4 million square feet, respectively.
     J. Jill Brand Retail Stores
     Year-to-date 2007 J. Jill brand retail store sales include sales results for the entire period, while year-to-date 2006 J. Jill brand retail store sales include sales results since the date of acquisition, May 3, 2006. As of November 3, 2007, the Company operated 264 J. Jill brand retail stores with gross and selling square footage of approximately 1.0 million square feet and 0.8 million square feet, respectively. This represents an increase of approximately 12% in gross and selling square footage from October 28, 2006, when the Company operated 228 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million square feet and 0.7 million square feet, respectively. Since the date of acquisition, the Company has opened 59 stores and the gross and selling square footage has increased by approximately 21%.
     The J. Jill brand’s retail store sales reflected a $8.4 million, or 4.0%, decline in comparable store sales for the thirty-nine weeks ended November 3, 2007 compared to the thirty-nine weeks ended October 28, 2006. The brand has experienced fluctuations in sales trends throughout the period. However, the sales results leveled off during the months of September and October, which management believes was due to the performance of the brand’s mid-season sale event held in September. Management believes that the J. Jill brand was negatively impacted by a weak customer response to its regular-price merchandise both during the spring and early fall seasons.

Management also believes that the business was negatively affected by the uncertain macro-environment. Based upon J. Jill brand’s year-to-date sales performance and the difficult macro-environment, the Company does not believe that sales at the J. Jill brand will be sufficient in the fourth quarter of 2007 to allow for J. Jill to provide accretion to the Company’s 2007 earnings.
     Direct Marketing Sales
     The $43.1 million, or 15.9%, increase in direct marketing sales is primarily attributable to the acquired catalog and Internet business of the J. Jill brand. Year-to-date 2007 direct marketing sales include the sales results for both the Talbots and J. Jill brands, while the year-to-date 2006 direct marketing sales include the sales results for Talbots for the entire period and sales results for J. Jill since the acquisition date, May 3, 2006. The Talbots brand contributed to the increased sales, especially within the brand’s Internet channel. Both brands continue to experience solid growth in Internet sales, with Talbots Internet brand representing 53% of its direct business year-to-date 2007 in comparison with 45% year-to-date 2006, and J. Jill’s Internet brand representing 56% of its direct business year-to-date 2007 in comparison with 53% for the period from the date of the acquisition through October 28, 2006. The percentage of the Company’s net sales derived from direct marketing increased from 17.0% year-to-date 2006 to 18.5% year-to-date 2007, primarily due to the acquisition of J. Jill.
Cost of Sales, Buying and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 66.7% year-to-date 2007, which included results for the Talbots and J. Jill brands for the entire period, from 64.7% year-to-date 2006, which included results for the Talbots brand for the entire period and results for the J. Jill brand since the acquisition date. This represents a 200 basis point increase in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure merchandise gross margin decreasing by approximately 80 basis points. The decline in pure merchandise gross margin was primarily due to increased levels of markdown selling of the Talbots brand as compared to the prior year in an effort to clear out excess inventories from the Company’s mid-season and semi-annual sale events. Additionally, a 90 basis point increase was driven by higher occupancy costs as a percentage of sales incurred, primarily related to the J. Jill brand.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses as a percentage of net sales increased to 33.5% year-to-date 2007, which included results for the Talbots and J. Jill brands for the entire period, compared to 31.1% year-to-date 2006, which included results for the Talbots brand for the entire period and the J. Jill brand since the acquisition date. This represents a 240 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. Contributing to the increased selling, general, and administrative costs were higher J. Jill brand incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the areas of payroll, catalog production, and marketing costs, which accounted for approximately 190 basis points of the increase, compounded by the decline in comparable store sales during the period. Management is currently initiating steps with the objective of improving the J. Jill brand’s sales productivity (measured by metrics such as sales per square foot and sales per catalog page) in the future. This improvement, if achieved, would result in a decrease in selling, general and administrative costs as a percentage of net sales compared to current results. However, management is unable to predict when such changes at the J. Jill brand will occur and to what extent it may favorably impact the Company’s financial performance.
     Additionally, during the third quarter of 2007, the Company incurred expenses for executive compensation related to the commencement of employment of the Company’s new President and Chief Executive Officer and for professional consulting fees as the Company engaged a global consulting firm to assist management with a strategic review of the Company. These expenses contributed to the increase by approximately 40 basis points, or $0.07 per share.
Net Interest Expense
     Net interest expense increased to $26.3 million year-to-date 2007 compared to $16.2 million year-to-date 2006. In February 2006, the Company borrowed $400.0 million under a short-term facility in connection with the acquisition of J. Jill. The interest cost associated with this debt was largely offset by the earnings on the invested cash until May 3, 2006, when the borrowed funds were used to acquire J. Jill. On July 27, 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments.

     Additionally, increased interest rates on slightly higher outstanding balances during year-to-date 2007 contributed to the increase in interest expense from the same period of the prior year. The average level of debt outstanding including short-term and long-term borrowings was $545.5 million year-to-date 2007 compared to $541.7 year-to-date 2006. The average interest rate on short-term and long-term borrowings was 5.8% year-to-date 2007 compared to 5.6% year-to-date 2006. Additionally, the increase in interest expense was due to the Company’s election to change its financial statement classification for interest related to income taxes in connection with the Company’s adoption of FIN No. 48 on February 4, 2007. The Company has recorded $2.9 million of tax-related interest in net interest expense year-to-date 2007, while no tax-related interest was recorded in net interest expense year-to-date 2006.
Income Tax Expense (Benefit)
     The income tax benefit year-to-date 2007 was $12.1 million, compared to an income tax expense year-to-date 2006 of $18.9 million. The effective tax rate year-to-date 2007 and 2006 was 40.9% and 37.5%, respectively. The 340 basis point increase in the effective tax rate was due tax to additional benefits recognized from the Company’s net operating losses for the period offset by discrete items occurring during the period. On February 4, 2007, the Company adopted FIN No. 48 and elected to classify its interest related to income taxes in net interest expense rather than income tax expense. Year-to-date 2007, $2.9 million of tax-related interest was recorded in net interest expense. Year-to-date 2006, the tax-related interest was reflected in income tax expense.
Acquisition Related Costs
     Acquisition related costs year-to-date 2007 were approximately $27.1 million, compared to approximately $26.9 million year-to-date 2006. Since the date of acquisition, the Company has incurred $66.7 million of acquisition related costs. Acquisition related costs include interest expense on the Company’s Acquisition Debt, amortization of acquired intangibles, and integration expenses.
     Of the total $27.1 million of acquisition related costs year-to-date 2007, $0.7 million was included in cost of sales, buying and occupancy expense, $11.6 million was included in selling, general and administrative expense, and $14.8 million was included in interest expense within the Company’s condensed consolidated statement of operations. Of the total $26.9 million of acquisition costs year-to-date 2006, $2.4 million was included in cost of sales, buying and occupancy expense, $12.9 million was included in selling, general and administrative expense, and $11.6 million was included in interest expense within the Company’s condensed consolidated statement of operations.
     Year-to-date 2007 interest expense on the Acquisition Debt has increased by $3.2 million in comparison to year-to-date 2006 due to the inclusion of three full quarters of gross interest expense in year-to-date 2007. The increased level of interest expense is expected to continue until the term loan is fully repaid in 2011. However, the interest expense specific to the term loan will decrease over time as the principal is repaid. The interest expense on the term loan will be impacted by changes in interest rates, which are re-set every three months based on changes in LIBOR.
     Amortization of the J. Jill intangibles was $8.1 million year-to-date 2007 in comparison to $5.2 million year-to-date 2006. The $2.9 million increase in amortization expense is due to the inclusion of three full quarters of amortization expense in year-to-date 2007. Amortization levels will continue to increase until 2010, at which time the amortization levels will start to gradually decline until 2019.
     As the integration of J. Jill has progressed, integration expenses as a percentage of total acquisition related costs have decreased. Integration costs year-to-date 2007 were $4.2 million and have decreased by $5.9 million from year-to-date 2006 integration expenses of $10.1 million. The Company expects integration expenses to continue to decline during the remainder of 2007.
     The Company has made significant progress since the acquisition integrating the Company’s two brands, especially in back office functions. The Company expects to realize approximately $36 million in cost synergies in 2007 from five areas: sourcing, retail, catalog operations, distributions, and back office support functions.

Strategic Review
     In October 2007, the Company announced that it had initiated a comprehensive strategic review of its business and had engaged a global consulting firm to assist management in developing a strategic plan, which includes a review of, among other operating matters, brand positioning, store growth, productivity including store productivity, non-core concepts, and distribution channels. The consulting engagement is expected to be completed by the first quarter of fiscal 2008.
Liquidity and Capital Resources
     The Company’s primary sources of capital are cash flows from operating activities and line of credit facilities from five banks, with maximum available short-term borrowings of $170.0 million as of November 3, 2007. At November 3, 2007, February 3, 2007, and October 28, 2006, the Company had $107.2 million, $45.0 million, and $40.0 million, respectively, outstanding under these facilities. Additionally, the Company has two letter of credit agreements totaling $280.0 million, which it uses primarily for the purchase of merchandise inventories. At November 3, 2007, February 3, 2007, and October 28, 2006, the Company held $127.0 million, $180.5 million, and $108.5 million, respectively, in outstanding letters of credit for purchase commitments.
     Since the acquisition of J. Jill, the Company’s working capital needs have increased. In March 2007, the Company increased its availability under its line of credit facilities by $25.0 million from $115.0 million to $140.0 million. In connection with this change, the Company’s availability under its letter of credit agreements was reduced by $25.0 million from $305.0 million to $280.0 million. In August 2007, the Company obtained additional capacity under its line of credit facilities, increasing its availability by $30.0 million from $140.0 million to $170.0 million. The Company’s line of credit facilities are uncommitted and are maintained at the sole discretion of the banks. In December 2007, one bank retracted its existing $30.0 million line or credit facility that was scheduled to expire in February 2008. The Company repaid its outstanding balance on its $30.0 million line of credit facility in December when it became due. The Company is currently in discussions with other banks and expects to increase its availability under its remaining $140 million line of credit facilities. The Company’s Board of Directors has authorized the Company to pursue additional availability up to $200 million in total to address future working capital needs.
     While the Company has increased its capacity under its short-term line of credit facilities and may do so further, the Company’s ability to borrow under these facilities is constrained by financial covenants related to the Company’s term loan facility (the “Acquisition Debt”), including its leverage ratio which is impacted by total borrowings. In the event that the Company is in default on its covenants, the Acquisition Debt could become immediately due and payable unless a waiver of or an amendment to the financial covenants could be obtained. In November 2007, the Company entered into an amendment to the Acquisition Debt agreement with its lenders which changed its leverage ratio and fixed charge coverage ratio financial covenants through the remaining term of the loan, effective November 3, 2007;as a result, the Company was in compliance with the revised financial covenants as of November 3, 2007.
     The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a leverage ratio (calculated as total indebtedness divided by a 12 month rolling consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA” as defined in the agreement)) which may not exceed 2.50 to 1.0. In November 2007, the leverage ratio was amended. For the period from November 3, 2007 through fiscal year 2008, the leverage ratio is not to exceed 4.0 to 1.0. For fiscal year 2009, the leverage ratio is not to exceed 3.5 to 1.0 and for fiscal year 2010 and thereafter, the leverage ratio is not to exceed 3.0 to 1.0. Other financial covenants under the agreement include a minimum net worth of $500 million; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations) which may not be less than 1.60 to 1.0. In November 2007, the fixed charge coverage ratio was amended. For the period from November 3, 2007 through fiscal year 2008, the fixed charge coverage ratio may not be less than 1.25 to 1.0. For fiscal year 2009, the fixed charge coverage ratio may not be less than 1.4 to 1.0 and for fiscal year 2010 and thereafter, the fixed charge coverage ratio may not be less than 1.6 to 1.0.

     The Company’s financial covenants are required to be calculated at the end of each of the Company’s fiscal quarters for as long as the Acquisition Debt is outstanding. The Company’s working capital requirements and borrowing needs are typically highest during the third quarter in preparation for the fall selling season and lowest during the second and fourth quarters. The Company has considered its expected future working capital and borrowing needs and expected future earnings in evaluating its financial covenants. There can be no assurance that the Company will satisfy its financial covenants as of each determination date. If the Company determines that it is likely that it will not satisfy any of its financial covenants, either as a result of its expected operating results or borrowing needs, the Company will seek either a waiver or an amendment of such financial covenants. In the event that the Company does not satisfy one or more financial covenants as of the determination date and, in addition, is unable to obtain a waiver or further amendments of such financial covenants, the Acquisition Debt as well as other indebtedness could be accelerated.
     Year-to-date 2007, cash and cash equivalents decreased by $3.8 million compared to a decrease of $60.0 million year-to-date 2006.
     Cash provided by operating activities decreased by $4.6 million to $77.6 million year-to-date 2007, as compared to $82.2 million year-to-date 2006. The decrease was primarily due to the decrease in net income of $49.0 million and the changes in accounts payable offset by changes in inventory levels, accrued liabilities, and the increase in the non-cash charge for depreciation and amortization of $11.4 million. The change in accounts payable is primarily due to the timing of payments related to merchandise shipments. The change in inventory levels is due to the Company’s planned reduction of Talbots brand inventory receipts during year-to-date 2007 to be more in line with historical levels. The Company currently expects consolidated inventories to be down on average in the fourth quarter in comparison to the prior year. On a per square foot basis, the Company currently anticipates that inventories for the Talbots brand women’s apparel stores will be down high single digits on average for the fourth quarter compared to the prior year, and inventories for the J. Jill brand stores will be flat to up slightly on average for the fourth quarter compared to the prior year.
     The change in accrued liabilities is primarily due to the payments of the Company’s assumed liabilities that occurred in 2006 in connection with the acquisition of J. Jill. These payments included severance and the distribution of J. Jill’s deferred compensation plan.
     The increase in the non-cash charge for depreciation and amortization was also a direct result of the acquisition of J. Jill. The Company acquired property, plant, and equipment of $154.5 million with a weighted average remaining life of approximately ten years and $100.2 million of intangible assets subject to amortization with a weighted average remaining life of approximately 11 years. Combined with the increased depreciation associated with the opening of new Talbots and J. Jill brand stores during the period, depreciation and amortization has increased year-to-date 2007 by $11.4 million compared to year-to-date 2006.
     Cash used in investing activities was $64.6 million year-to-date 2007 compared to cash used in investing activities year-to-date 2006 of $543.2 million. Additions to property and equipment during year-to-date 2007 primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. Year-to-date 2007, the Company opened 33 new Talbots brand stores and 25 new J. Jill brand stores, and spent approximately $51.8 million on new store openings and expansions and renovations of existing stores. Year-to-date 2006, the Company opened 37 new Talbots brand stores and 23 new J. Jill brand stores from the date of acquisition, and spent approximately $59.5 million on new store openings and expansions and renovations of existing stores. The Company’s current store expansion plan is to open approximately eight additional Talbots brand stores, with expansion primarily in the Petites and Woman business concepts, and approximately seven additional J. Jill brand stores, during the remainder of 2007. The Company expects to spend approximately $20 million in capital expenditures during the remainder of 2007, the majority of which will relate to new store openings and expansions and renovations of existing stores. The remaining amount will be used for information technology, infrastructure initiatives, and other capital needs in the normal course of business. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2007 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
     The primary use of cash in investing activities year-to-date 2006 was the purchase of J. Jill in May 2006. The Company paid $518.3 million (or $493.9 million net of cash acquired) in cash to purchase J. Jill.
     Cash used in financing activities year-to-date 2007 was $18.1 million compared to cash provided by financing activities year-to-date 2006 of $400.8 million. The primary use of funds during 2007 was to pay down $60.0 million of the Acquisition Debt. The Acquisition Debt is expected to be repaid in equal quarterly installments of $20.0 million over the five-year term, ending in July 2011. Since the acquisition of J. Jill, the Company’s working capital needs have increased, and have required the Company to borrow additional funds from its existing line of credit facilities. During 2007, the Company has received net proceeds from its short-term line of credit facilities in the amount of $62.2 million.
     Additionally, the Company paid $21.3 million in dividends year-to-date 2007. The dividends were paid at a rate of $0.13 per share for the first, second and third quarters. On October 31, 2007, the Company announced that its Board of Directors approved the payment of a quarterly dividend of $0.13 per share payable on or before December 17, 2007 to shareholders of record as of December 3, 2007. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook. Also during 2007, the Company repurchased 20,965 shares of its common stock at an average price of $24.71 per share from a terminated employee to cover tax withholding obligations associated with the vesting of stock and repurchased 232,250 unvested shares of stock at a price of $0.01 per share upon certain employees’ terminations.
     The primary source of cash from financing activities year-to-date 2006 was the Company’s borrowings of $400.0 million to finance the acquisition of J. Jill. Also year-to-date 2006, the Company paid $20.5 million in dividends. The dividends were paid at a rate of $0.12 during the first quarter of 2006 and at a rate of $0.13 during the second and third quarters of 2006. Additionally, during 2006 the Company repurchased 46,528 shares of its common stock at an average price of $23.91 per share from employees to cover tax withholding obligations associated with the vesting of stock.
     The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak selling seasons, the repayment of debt, capital expenditures for new Talbots brand and J. Jill brand stores and the expansion and renovation of existing stores and facilities and for information technology and other infrastructure needs, and the payment of any dividends that may be declared from time to time. For the next twelve to eighteen months, the Company believes its cash flows from operating activities and funds that are expected to be available under its current and expected future credit facilities will be sufficient to meet its expected capital expenditures and working capital requirements, and debt service payments.
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
Critical Accounting Policies
     In the Company’s 2006 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, stock-based compensation, and purchase price allocation. The Company has reviewed its policies and determined that these remain critical accounting policies for the quarter ended November 3, 2007. The Company did not make any significant changes to these policies during the quarter. The Company believes that the adoption of FIN No. 48 in the first quarter of 2007 has resulted in the following additional critical accounting policy:
     Adoption of FIN No. 48 — The Company adopted the provisions of FIN No. 48 on February 4, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN No. 48, as of February 4, 2007, the Company recognized a $4.7 million increase in its reserve related to uncertain tax positions which was recorded as a reduction to the February 4, 2007 balance of retained earnings. Additionally, the Company grossed-up deferred tax liabilities and the reserve related to uncertain tax positions by $24.0 million related primarily to the federal tax benefit associated with certain state tax and interest reserves and certain timing differences. As of the adoption date, the Company had unrecognized tax benefits of approximately $41.5 million of which $35.6 million, if recognized, would impact the effective tax rate. As of February 4, 2007, the total amount of accrued tax-related interest and penalties included in other liabilities was $13.6 million and $3.1 million, respectively.
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
Contractual Commitments
     The Company included its contractual commitment table in its 2006 Annual Report on Form 10-K. With the exception of the adoption of FIN No. 48, the obligations within the table have not materially changed. The adoption of FIN No. 48 resulted in the classification of uncertain tax positions as non-current income tax liabilities. As the Company does not believe that these tax matters will settle with the applicable taxing jurisdiction within the next twelve months, the Company has classified unrecognized tax positions (including interest and penalties) of approximately $62.1 million within other liabilities in the Company’s condensed consolidated balance sheet as of November 3, 2007.
Forward-looking Information
     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All information concerning future financial performance results or conditions constitutes forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our Company which involve substantial risks and uncertainty including assumptions and projections concerning integration costs, purchase-related accounting adjustments, acquisition synergies, and, for each of our brands, store traffic, levels of store sales including meeting our internal plan and budget for regular-price selling and markdown selling, and customer preferences. The Company’s forward looking statements involve substantial known and unknown risks and uncertainties as to future events which may or may not occur, including whether our recently announced strategic review of our operations and any significant changes which may result from or in connection with such process will favorably impact our productivity and profitability in the short-term or long-term and the timing of any such matters, acceptance of the Company’s fashions including its seasonal fashions, effectiveness of the Company’s brand awareness and marketing programs and new promotional cadence strategy, and any different or any increased negative trends in its regular-price or markdown selling, retail economic conditions including consumer spending trends, the current housing issues and uncertainty in the financial and credit markets, success of the Company’s expected marketing events in driving store traffic and store and direct marketing sales, success of the Company’s catalogs in driving both our direct marketing sales and in driving store traffic, the Company’s ability to anticipate and successfully respond to constantly changing customer tastes and preferences and to produce the appropriate balance of merchandise offerings, the Company’s ability to sell its merchandise at regular prices as well as its ability to successfully execute its sale events including the timing and levels of markdowns and appropriate balance of available markdown inventory, the Company’s ability to accurately estimate and forecast future full-price and markdown selling for each of its brands, the success of our current executive-level searches, risks associated with decreased net income in year to date period, the risk that the Company will not satisfy one or more of its financial covenants of its debt agreements and will be required to seek to obtain a waiver or amendment (which cannot be assured) of its debt agreement, the risk that the J. Jill business will not be successfully integrated, the risk that the J. Jill merchandise changes will not be well accepted, the risk that the cost savings, operational efficiencies, and other synergies from the transaction may not be fully realized or may take longer to realize than expected, the risk associated with integrating and operating profitably and successfully as a multi-brand chain for the first time, the risk that the acquisition will disrupt Talbots or J. Jill’s core business, the reaction of Talbots and J. Jill customers and suppliers to the changes being made within the organization, effectiveness and profitability of new concepts, the risks associated with CEO succession. In each case, actual results may differ materially from such forward-looking information. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports filed by the Company with the Securities and Exchange Commission including the Company’s Annual Report of Form 10-K (under “Risk Factors”), and are available on the Talbots website under “Investor Relations”, and you are urged to carefully consider all such factors. In light of the substantial uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a guarantee or representation that such forward-looking matters will in fact be achieved. Except as required by law, the Company does not undertake to update or revise any such forward-looking statements to reflect actual results, changes in assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report even if such results, changes, estimates or circumstances make it clear that any forward looking statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.
     As of November 3, 2007, the Company had variable rate borrowings of $300.0 million under its $400.0 million term loan facility, $80.0 million under its revolving credit facility and $107.2 million under its line of credit facilities, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.5 million for the quarter ended November 3, 2007.
     The Company enters into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is not material. In addition, the Company operated 28 stores in Canada and 3 stores in the United Kingdom as of November 3, 2007. The Company believes its foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect the Company’s results of operations or cash flow.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of November 3, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of November 3, 2007.
Changes in Internal Control over Financial Reporting
     The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As permitted by the rules and regulations of the SEC, the Company excluded J. Jill from its annual assessment of internal control over financial reporting for the year ended February 3, 2007. The Company considers the acquisition of J. Jill material to its results of operations, financial position and cash flows, and the Company is in the process of integrating the internal control procedures of J. Jill into its internal control structure.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     A summary of the repurchase activity under certain equity programs for the thirteen weeks ended November 3, 2007 is set forth below:

			Approximate Dollar
			Value of Shares that
	Total Number		may yet be
	of Shares	Average Price	Purchased under the
Period	Purchased (1)	Paid per share	Programs (2)
August 5, 2007 through September 1, 2007	56,250	$0.01	$9,123
September 2, 2007 through October 6, 2007	66,750	0.01	8,615
October 7, 2007 through November 3, 2007	—	—	8,615

Total	123,000	$0.01	$8,615

1.	The Company repurchased 123,000 shares in connection with stock forfeited by employees upon termination prior to vesting under the Company’s equity compensation plan, at an acquisition price of $0.01 per share.

2.	As of November 3, 2007, there were 861,511 shares of unvested stock that were subject to buyback at $0.01 per share, or $8,615 in the aggregate, that the Company has the option to repurchase if the employee terminates employment prior to vesting.

Item 6. Exhibits.
10.1	Compensation arrangements in connection with transition of Arnold B. Zetcher. (1)

10.2	Employment Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 6, 2007. (2)

10.3	Restricted Stock Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007. (2)

10.4	Stock Option Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007. (2)

10.5	Form of Severance Pay Agreements by and between The Talbots, Inc. and each of Edward L. Larsen, Michele M. Mandell, Richard T. O’Connell, Jr., John Fiske, III, Paul V. Kastner, Andrea M. McKenna, Bruce Lee Prescott and Randy Richardson, dated August 6, 2007. (2)

10.6	General Financing Agreement between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated as of August 24, 2007. (3)

10.7	Term Sheet between The Talbots, Inc. and Philip H. Kowalczyk, dated October 4, 2007, subsequently superseded by definitive employment agreement signed on November 20, 2007. (4)

10.8	Employment Agreement by and between The Talbots, Inc. and Philip H. Kowalczyk, dated November 20, 2007. (5)

10.9	Restricted Stock Agreement by and between The Talbots, Inc. and Philip H. Kowalczyk, dated November 20, 2007. (5)

10.10	Waiver and Amendment No. 1, dated as of November 26, 2007, to the Term Loan Agreement, dated as of July 24, 2006, among The Talbots, Inc., the lenders from time to time party thereto and Mizuho Corporate Bank, Ltd., as arranger and administrative agent. (6)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (4)

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a). (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company. (4)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2007.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed September 12, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 29, 2007.

(4)	Filed with this Form 10-Q.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 20, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 26, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2007
THE TALBOTS, INC.
	By:	/s/ Edward L. Larsen
Edward L. Larsen
Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)