Form 10-K
period 2008-02-02
TALBOTS INC
filed 2008-04-17
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price of $20.85 per share as quoted by the NYSE) as of the last business day of the registrant’s most recently completed second fiscal quarter, August 4, 2007, was $483 million.

As of April 11, 2008, 55,536,571 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement to be filed in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

The Talbots, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended February 2, 2008

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	53

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions, and Director Independence	53
Item 14.	Principal Accounting Fees and Services	53

PART IV
Item 15.	Exhibits, Financial Statement Schedules	54
EX-10.38 The Talbots, Inc. Deferred Compensation Plan, as amended
EX-10.64 Offer Letter between The Talbots, Inc. and Paula Bennett, dated January 3, 2008
EX-10.65 Change in Control Agreement between The Talbots, Inc. and Paula Bennett, dated January 28, 2008
EX-10.66 Severance Agreement between The Talbots, Inc. and Paula Bennett, dated January 28, 2008
EX-10.67 Offer Letter between The Talbots, Inc. and Basha Cohen, dated December 11, 2007
EX-10.68 Change in Control Agreement between The Talbots, Inc. and Basha Cohen, dated December 17, 2007
EX-10.69 Severance Agreement between The Talbots, Inc. and Basha Cohen, dated December 17, 2007
EX-10.70 Offer Letter between The Talbots, Inc. and Lori Wagner, dated February 19, 2008
EX-10.71 Change in Control Agreement between The Talbots, Inc. and Lori Wagner, dated March 24, 2008
EX-10.72 Severance Agreement between The Talbots, Inc. and Lori Wagner, dated March 24, 2008
EX-21.1 List of Subsidiaries of The Talbots, Inc.
EX-23.1 Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
EX-31.1 Certification of Trudy F. Sullivan, President and Chief Executive Officer
EX-31.2 Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer
EX-32.1 Certifications by Trudy F. Sullivan, President and Chief Executive Officer and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer, pursuant to Section 906

PART I

Item 1.	Business.

General

The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a leading international specialty retailer and direct marketer of women’s apparel, shoes, and accessories. The Company operates stores in the United States and Canada. In addition, customers may shop online at www.talbots.com or www.jjill.com.

The Company sells its products under the following brand names:

Talbots brand.  The Talbots brand, which began operations in 1947 as a single store in Hingham, Massachusetts, offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own branded merchandise in misses, petites, woman and woman petite sizes.

Talbots brand merchandising strategy focuses on achieving a “current classic look” that emphasizes timeless yet current styles and quality, designed to appeal to women age 35 and older. Talbots brand stores, catalogs, and website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. The consistency in color, fabric, and fit of Talbots brand merchandise allows a customer to create wardrobes across seasons and years. The Company believes that a majority of its Talbots brand customers are high-income, college-educated, and employed, primarily in professional and managerial occupations, and are attracted to the Talbots brand by its focused merchandising strategy, personalized customer service, and continual flow of high quality, reasonably priced classic merchandise.

J. Jill brand.  On May 3, 2006, the Company acquired the J. Jill brand, a multi-channel specialty retailer of women’s apparel.

J. Jill’s brand merchandising strategy focuses on offering easy sophistication for every day that offers relevant, flattering, and easy care styles designed to appeal to women age 35 and older. J. Jill brand stores, catalog, and website offer a variety of apparel and accessories in a wide range of sizes, including misses, petite, tall, and woman. The Company believes that the J. Jill brand merchandise reflects its core customers’ desires and needs — style, comfort, individuality, artistic simplicity, a woman’s version of femininity, and community. The J. Jill brand uses lifestyle photography that depicts women with whom its core customers can identify — women with graceful confidence, women with strong connections to friends, family, and community, and women who are alluring yet real. The Company believes that a majority of its J. Jill brand customers are mid to high-income, well-educated, employed in a managerial or leadership role, and are attracted to the J. Jill brand by its unique aesthetic style, exceptional customer service, and quality of well-priced merchandise.

Strategic Review

In October 2007, the Company initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year strategic plan aimed at driving sustainable, profitable growth, and to enhance the performance of the Company’s business.

Under the strategic plan, the Company plans on becoming a design-led organization, focused on delivering compelling merchandise assortments that reflect each brand’s unique identity. In addition, under the plan the Company is seeking to streamline its operations, control costs and inventories, innovate its marketing programs, and implement more efficient processes across its business functions. Further, the Company has identified five key growth platforms upon which to build its business going forward. See “Expansion” below for further discussion on the Company’s growth platforms. Together, these initiatives are expected to drive meaningful long-term growth and profitability.

During the latter half of 2007, the Company began to implement a number of its identified strategic initiatives. The Company significantly strengthened its senior management team with a number of key executive appointments, announced that it will exit non-core underperforming concepts, and is critically evaluating the Company’s store base for store conversions or further closures.

On January 4, 2008, the Company announced that it will close its Talbots Kids and Talbots Mens business concepts. The 75 remaining stores are expected to be closed by September 2008. After a thorough assessment of the Talbots Kids and Talbots Mens business concepts, the Company believes that these non-core concepts are not demonstrating enough potential to deliver an acceptable long-term return on investment. In addition, the Company plans to close an additional 20 underperforming Talbots and J. Jill brand stores, including all three stores in the United Kingdom in 2008. See “Operating Strategy” below for further discussion on the Company’s initiatives to restore profitability under the Company’s strategic plan.

Description of Operations

As of February 2, 2008, the Company operated its business in two reportable segments: Retail Stores and Direct Marketing.

Retail Stores

The Company’s retail stores segment includes the Company’s stores in 47 states, the District of Columbia, Canada, and the United Kingdom under the Talbots and J. Jill brand names.

As of February 2, 2008, the Company operated a total of 1,421 stores with 1,150 stores under the Talbots brand name and 271 stores under the J. Jill brand name. In certain markets, the Company has placed two or more Talbots or J. Jill brand business concepts together in order to create a one-stop shopping environment and refers to these multiple stores as one location. As of February 2, 2008, the Company operated a total of 862 locations with 595 locations under the Talbots brand name and 267 locations under the J. Jill brand name.

The following tables set forth select information, as of February 2, 2008, with respect to the Company’s retail stores:

U.S. Retail Stores in 838 locations

	Number of	Approximate Average Store
	Stores	Size (Square Feet)

Talbots Misses	541	4,710
Talbots Petites	298	2,620
Talbots Accessories and Shoes	37	1,820
Talbots Woman	142	2,970
Talbots Collection	2	1,940
Talbots Outlet	24	11,500
Talbots Mens	12	4,210
Talbots Kids	63	3,490
J. Jill Misses	258	3,840
J. Jill Petites	4	2,010
J. Jill Outlet	9	3,790

Total	1,390

Foreign Retail Stores in 24 locations

	Number of	Approximate Average Store
	Stores	Size (Square Feet)

Talbots Misses — Canada	20	4,440
Talbots Petites — Canada	4	2,270
Talbots Woman — Canada	3	3,020
Talbots Outlet — Canada	1	5,100
Talbots Misses — United Kingdom	3	6,420

	31

Approximately 75% - 80% of the floor area of all the Company’s retail stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

The Company utilizes outlet stores that are separate from its retail stores to provide for the controlled and effective clearance of store and catalog merchandise remaining from each sale event. The Company currently uses outlet stores primarily for the sale of past season and “as is” merchandise.

As of February 2, 2008, the Company had 47% of its store locations in specialty centers, 37% in malls, 7% in village locations, 5% as freestanding store locations, 2% in outlet locations, and 2% in urban locations. The Company believes that providing a broad mix of store location types helps insulate it from changes in customer shopping patterns and allows it to offer locations that are convenient to its customers.

See “Expansion” for further discussion on the Company’s retail stores. Detailed financial and certain geographic information is set forth in Note 14, “Segment and Geographic Information,” of the Company’s consolidated financial statements included in this Form 10-K.

Direct Marketing

The Company’s direct marketing segment includes both catalog and Internet channels.

Since 1948, the Company has used its direct marketing business to offer customers convenience in ordering Talbots brand merchandise. In 2006, in connection with the acquisition of J. Jill, the Company expanded its direct marketing business to include J. Jill’s acquired direct marketing business. In 2007, the Company’s direct marketing business segment represented 19% of total Company sales, with the Internet channel comprising 56% of the Company’s total direct marketing sales.

The Company’s catalogs are designed to promote the brand’s images and drive customers to their preferred shopping channel, including stores, call centers, and online. In 2007, the Company issued 25 separate Talbots brand catalogs across all business concepts with a circulation of approximately 48 million and issued 15 separate J. Jill brand catalogs with a circulation of approximately 78 million. The Company utilizes computer applications, which employ mathematical models to improve the efficiency of its catalog mailings through refinement of its customer list. A principal factor in improving customer response has been the Company’s development of its own list of active customers. The Company routinely monitors customer interest and updates and refines this list. The Company’s customer list also provides important demographic information and serves as an integral part of the Company’s expansion strategy by helping to identify markets with the potential to support a new store. Although the addition of stores in areas where the catalog has been successful has resulted in slightly lower catalog sales in these areas, the significantly higher sales generated in these areas by the opening of new stores have generally offset the lower catalog sales. The Company follows the Direct Marketing Association’s recommendations on consumer privacy protection practices.

The Company strives to make catalog shopping as convenient as possible. It maintains toll-free numbers, accessible 24 hours a day, seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. The Company maintains call centers in Knoxville, Tennessee and Tilton, New Hampshire that are designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable call center sales associates who enter customer orders and retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit, and other merchandise features. The Company has achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the following day.

The Company’s Internet channels are a natural extension of the Company’s existing stores and catalog channels offering the same broad assortment of Talbots and J. Jill brand existing store and catalog merchandise. In 2007, the Company began to utilize the Internet channel as an inventory clearance tool as well as a means for social networking for the Talbots brand. The Company is taking part in an ongoing interactive web-based customer research program, Communispace, which unites over 400 target customers, including active and lapsed customers, and provides the Company with insight on what the customer needs and wants from the brand. The Company has been utilizing this information in its process to reenergize and improve its Talbots brand product offerings.

Sales orders from the websites are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the websites will provide examples of alternative merchandise if items are unavailable. Additionally, the websites’ “online chat” feature allows customers to communicate with customer service representatives. Customers shopping online at www.talbots.com can also enjoy the benefit of the Company’s “style search” feature. Style search allows a customer to select merchandise online and then reserve it at a Talbots brand store of his or her choice. As with the catalog, customer online brand purchases can be returned by mail or at the individual brand’s retail stores.

Detailed financial information is set forth in Note 14, “Segment and Geographic Information,” of the Company’s consolidated financial statements included in this Form 10-K.

Operating Strategy

The Company’s overall objective is to satisfy the fashion needs of its target customer by offering relevant, sophisticated clothing and complementary accessories. Both Talbots and J. Jill serve the 35 plus population; J. Jill focusing on apparel for a casual lifestyle, with artistically inspired merchandise and the unique selling proposition of easy sophistication for every day, an ideal counterpoint to Talbots offering of updated modern classics.

While both brands’ appeal to the same highly desirable demographic, the Company believes that the brands are truly unique and not cannibalistic.

The Company’s operating profits were well below expectations in 2007. The Company believes that the disappointing results reflect lower than expected sales and gross margins at both brands due to weak product assortments, decelerating consumer spending due to the uncertain macro-economic environment, and increased promotional activity necessary to clear excess inventory. In addition, the Company recorded an impairment charge of $149.6 million, or $2.71 per share, on its J. Jill acquired intangible assets due to the underperformance of the brand.

The Company marks 2008 as a year of transition for the Company as it represents the launch of a three-year initiative to strengthen and grow the Company. The Company is committed to its adopted strategic plan to revitalize its brands and product offerings. To assist in the execution of its plan for profitability, the Company is under the direction of the newly appointed Chief Executive Officer and President and has added significant new key executive talent in the areas of brand leadership, creative, merchandising, marketing, and merchandise inventory planning and allocation.

The Company, in accordance with its strategic plan, is implementing the following initiatives to improve operating profit and restore profitability:

Brand Improvements:

Talbots brand — Under new executive leadership in design, merchandising, and marketing areas, the brand’s mission is to form a distinct point of view for the brand through improved merchandise offerings which will be communicated consistently through all aspects that touch the customer, including store visual signage, catalog design, and website visuals. The brand’s key strategic initiatives for 2008 consist of the following:

•	Build a lifestyle brand that creates synergy between refined and casual product mix.

•	Create brand icons, including hardware, trims, signature prints, and legacy items.

•	Focus on color and fabric by developing seasonal color palettes that flow and build month to month to ensure newness; establishing core fabrics by business and price matrix; and developing strong vendor partnerships to develop exclusive fabrics.

•	Focus on accessories by reworking fashion accessories and footwear mix to ensure common end-use for the consumer.

•	Redesign merchandise flow with consistent merchandise and marketing messages across all channels.

J. Jill brand — With the addition of the new design, merchandising, and marketing team leadership in 2006 and 2007, as well as the newly appointed brand President, the team will focus in 2008 on merchandise improvement and building brand awareness through a more aggressive catalog and direct mail prospecting especially in the areas where retail stores are located. The brand had a difficult year in 2007 but continued to make progress in improving product offerings and customer awareness to broaden and strengthen the appeal of the brand. The brand began implementing the following initiatives in 2007, which are the foundation for continued improvement in 2008:

•	Build a more compelling and versatile product offering that is focused, age appropriate, and fashion relevant in style and color, with a consistent fit that is reflective of the J. Jill unique selling proposition of easy sophistication for every day.

•	Create an integrated multi-channel operating model with consistent merchandise and marketing messages across all channels.

•	Increase customer acquisition and response by optimizing the brand’s multi-channels with deep direct customer contact and prospecting, improve creative design of catalog and on the web, and enhance web functionality.

•	Build brand awareness, overcome awareness deficits, and improve productivity present in key markets through a highly targeted direct mail effort.

•	Ensure appropriate number of unique product offerings while increasing the number of wardrobing options for each style.

•	Gain extensive customer insight through intense customer research providing quantitative and qualitative data to assist in offering products that the customer desires.

Operational Improvements:

Reduce the Company’s cost structure.  The Company plans to streamline operations through tighter expense controls, including reducing marketing spending, improving inventory management and inventory turns, maximizing the utilization of corporate assets, and right-sizing the organization across brands.

Improve gross margin across brands.  The Company intends to drive improved gross margins through a combination of managing leaner inventories, better product flow, improved regular price selling, a more optimal markdown cadence, and the implementation of a price optimization software tool at both the Talbots and J. Jill brand by the third quarter of 2008. Specific to the Talbots brand, in November 2007, the brand adjusted its markdown cadence from its historical four clearance events per year to taking markdowns on a regular monthly basis. The Company expects that its revised markdown cadence will allow for improved markdown profitability as merchandise is offered at higher markdown prices for longer periods of time compared to prior practice. The Company believes that this change will allow the brand to improve its product flow and better ensure new and relevant offerings for its customer.

Reduce capital spending.  The Company plans to reduce capital spending in 2008 to $75 million from $85 million in 2007 by scaling back store expansion to approximately 46 new store openings, including 27 Talbots brand stores, and 19 J. Jill brand stores, from 75 new store openings in 2007. The Company’s reduced capital expansion plan is expected to allow more spending for information technology enhancements and store conversions.

Close underperforming stores.  In 2008, the Company plans to close approximately 95 underperforming stores, including the remaining 75 Talbots Kids and Talbots Mens stores and all three stores in the United Kingdom. To date, the Company has identified approximately 10 to 15 of the Talbots Kids and Talbots Mens locations as probable conversions to other business concepts. The Company will continue to critically assess individual store profitability on an ongoing basis and either close or convert stores in the future as appropriate.

Increase prospecting and frequency of direct mail.  The Company plans to promote its brands to target customers by increasing prospecting and the frequency of its mailings in an effort to grow its customer base.

Continue to capitalize on its complementary store, catalog, and online operations.  The Company’s strategy is to operate each brand’s stores, catalogs, and websites as integrated businesses and to provide the same personalized service and offer the same products to its customers regardless of whether each brand’s merchandise is purchased through its stores, catalogs, or online. The Company believes that the synergy across these distribution channels offers an important convenience to its customers, provides a competitive advantage to the Company, and is an important element in identifying new store sites.

Continue to provide superior customer service.  The Company believes that it provides store, catalog, and online customers with a high level of customer service. The Company is committed to constantly improving customer service by enhancing its training programs to ensure that sales and customer service associates are knowledgeable about Talbots and J. Jill brand merchandise, that they are up to date with fashion trends, and are able to make appropriate wardrobing suggestions to customers.

Merchandising, Inventory Control and Distribution

Merchandising

The Company has two distinct merchandising teams; one to achieve a “classic look” which emphasizes timeless styles and quality across several product classifications for the Talbots brand, and one to attain a casual lifestyle, with artistically inspired merchandise, and the unique selling proposition of easy sophistication for every day for the J. Jill brand. The Company’s stores, catalogs, and websites offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve each brand’s look from “head-to-toe.” The consistency in color, fabric, and fit of each brand’s merchandise also allows a customer to create wardrobes across seasons and years.

Branded Merchandise Design and Purchasing.  The Company’s branded merchandise is designed and produced through the coordinated efforts of the Company’s design, merchandising and manufacturing teams. By conceptualizing and designing in-house, the Company has been able to realize higher average initial gross profit margins for its clothing and accessories, while at the same time providing value to its customers. Styles for the Company’s branded merchandise are developed based upon historical sales data, anticipated future sales, and current and future fashion trends that will appeal to its target customers.

Talbots brand.  The Talbots brand teams consist of the New York-based product development office, the Hingham, Massachusetts-based buying and manufacturing staffs, and the Hong Kong-based production office. In late 2007 and early 2008, the Company appointed five key executives to lead its design and merchandising areas including a newly established position of Chief Creative Officer. The position of Chief Creative Officer was established as part of the Company’s goal to migrate to a design driven brand. The new appointments will lead the design and merchandising teams in New York and Hingham and were made as part of the Company’s strategy to strengthen, reposition and reinvigorate the brand, a significant step in getting the Talbots brand back on track to profitability.

J. Jill brand.  J. Jill’s brand teams consist of the Quincy, Massachusetts-based product development, buying, and manufacturing staffs and the India-based production liaison office. In late 2007, the Company appointed a new brand President with extensive expertise in merchandising, buying, sourcing, and product development across both retail and direct marketing channels. The Company also utilizes the India production liaison office for the Talbots brand on a limited basis and expects to continue to utilize the office across both brands in the future.

Sourcing.  During 2007, the Company purchased most of its merchandise directly from offshore vendors. The balance of the merchandise was purchased from sources based in the U.S. that may rely on their own offshore sources for manufacturing goods. The Talbots brand utilizes its own Hong Kong product office for sourcing a substantial portion of its merchandise. Similarly, the J. Jill brand utilizes the India liaison office for coordinating the sourcing of a portion of its merchandise. In order to diversify the Company’s sourcing operations, the Company also utilizes exclusive overseas sourcing arrangements in Indonesia, Singapore, Thailand, Malaysia, and South Korea. Under the terms of an agreement between the Company and Eralda Industries (“Eralda”), a long-time supplier of the Company, Eralda serves as an exclusive agent in Indonesia, Singapore, Thailand, and Malaysia and as a non-exclusive agent in Hong Kong, Macau, and China. Eralda has established offices in Thailand, Indonesia, and Hong Kong to serve the Company in this capacity. In addition, the Company utilizes non-exclusive agents in other countries, including Japan, Italy, Portugal, Spain, and Peru, as well as domestic resources to source its merchandise. The Company analyzes its overall distribution of manufacturing to ensure that no one company or country is responsible for a disproportionate amount of the Company’s merchandise. Directly sourced merchandise is currently manufactured to the Company’s specifications by independent foreign factories located primarily in Asia.

The following table shows the distribution of each brand’s product sourcing:

	Offshore Sources
	Hong Kong	India	Eralda	Other	Total	U.S.
	Product	Liaison	(Exclusive	Offshore	Offshore	Based
Brand	Office	Office	Agent)	Sources	Sources	Sources

Talbots	32%	0%	25%	21%	78%	22%
J. Jill	0%	15%	3%	69%	87%	13%

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any vendor. The Company takes measures to monitor its vendors for compliance with the Fair Labor Standards Act, security procedures, and rules mandated by the U.S. Customs and Border Patrol, and believes that it has good relationships with its vendors.

Inventory Control and Distribution

The Company uses centralized distribution systems, under which all U.S. merchandise is received, processed, and distributed through its store and direct marketing distribution centers in Lakeville, Massachusetts for the Talbots brand and in Tilton, New Hampshire for the J. Jill brand. The Company also outsources space in smaller distribution centers in both Canada and the United Kingdom to process Talbots brand store inventory in those locations. The distribution center in the United Kingdom will be exited in 2008 as the Company has made the decision to cease retail operations in the United Kingdom. Merchandise received at the distribution centers is promptly inspected, assigned to individual stores, packed for delivery, and shipped to the stores, or assigned for catalog and online sales fulfillment. The Company ships merchandise to its stores virtually every business day, with each store generally receiving merchandise twice a week. The Company believes that its strong store, catalog, and online synergy, coupled with its central distribution systems, allows it to move merchandise efficiently between its three distribution channels to take better advantage of sales trends.

Expansion

The Company’s expansion program in the past has been designed to reach new and existing customers through the opening of new stores and through the introduction of brands and business concepts within the brands. The Company opens new stores in markets that it believes have a sufficient concentration of its target customers. The Company also adds stores, or expands the size of existing stores, in markets where it already has a presence, as market conditions warrant and sites become available. New store locations are identified on the basis of various factors, including geographic location, demographic studies, existing catalog demand, and space availability.

The following table shows the changes in the number of retail stores operated by the Company for the past five years:

	Beginning			Acquired		End of
Fiscal Year	of Year	Opened	Closed	Business		Year

2003	886	96	(5)	—		977
2004	977	75	(3)	—		1,049
2005	1,049	50	(16)	—		1,083
2006	1,083	84	(8)	205	(a)	1,364
2007	1,364	75	(18)	—		1,421

(a)	Represents the stores acquired in the J. Jill acquisition on May 3, 2006.

Under the Company’s strategic plan for long-term growth that was unveiled in the first quarter of 2008, the Company has identified five key growth platforms upon which to build its business going forward. The Company has recognized the opportunity to build on its core “close-in” businesses, which include Talbots Woman, Talbots Accessories & Shoes, and Talbots Collection and also plans to improve future growth through the penetration into premium-level outlet centers and restoring profitability within the J. Jill brand. See the brand and concept discussion below for further detail on planned growth opportunities.

In addition to expanding the Company’s core Talbots brand Misses business, which consists of 564 stores as of February 2, 2008, the Company has introduced or plans to introduce the following brand and complementary business concepts:

•	J. Jill brand. In May 2006, the Company acquired the J. Jill brand, which originated operations in 1987. In its early years, J. Jill was a multi-brand single-channel market sourced retailer. It subsequently changed its strategic direction to become a single brand multi-channel private label retailer. In 1999, J. Jill began opening retail stores and launched its website jjill.com. With the acquisition of J. Jill, the Company acquired 205 retail stores and a direct marketing business. As of February 2, 2008, there were 271 J. Jill stores open in the United States. J. Jill offers misses and petites sizes in its retail stores, and misses, petites, woman, and tall sizes in its catalogs and on its website.

The Company’s priority for the J. Jill brand is to improve the performance of its existing brand store network through improved merchandise, catalog prospecting to increase customer acquisition, and marketing to build greater brand awareness. The Company plans to improve management of the brand’s store portfolio and plans to limit further expansion until the brand’s performance improves. Once the improvement is achieved, the Company plans to seek further expansion of the brand’s store network. The Company is also evaluating the opportunity for additional potential concepts including J. Jill Woman, expansion into premium-level outlets, and possible international expansion.

•	Talbots Petites. In 1984, the Company began offering Talbots brand merchandise in petites sizes in its catalogs, and in 1985 the Company opened its first Talbots Petites store. As of February 2, 2008, there were 302 Talbots Petites stores open, including four stores in Canada. Virtually every item of women’s apparel in the Talbots catalog and online is offered in both misses and petites sizes.

•	Talbots Accessories & Shoes. In 1994, the Company introduced Talbots Accessories & Shoes in two catalogs devoted to this category. The Company opened its first Talbots Accessories & Shoes stores in 1995. As of February 2, 2008, there were 37 Talbots Accessories & Shoes stores. A limited collection of this merchandise is offered in each major catalog and online, in virtually all stores and, in 2007, in two separate catalogs.

In 2008, the Company plans to selectively increase accessory inventory levels based on apparel volume and to develop more cohesive accessory offerings to enhance apparel product lines.

•	Talbots Woman. In 1998, the Company introduced Talbots Woman, a large size concept, which offers the same classic styling, high quality and fit as the Company’s misses and petites concepts to customers wearing sizes 12W to 24W. It was introduced as a department in seven existing Talbots Misses stores, as one separate store adjacent to other Talbots concept stores, and in two nationally circulated catalogs. In 2001, the Company expanded the concept with the introduction of Talbots Woman Petites, which focuses on fuller figured women 5’4” and under. As of February 2, 2008, there were 145 Talbots Woman stores open, including three stores in Canada. All 145 Talbots Woman stores also offer Talbots Woman Petites. Assortments of both Talbots Woman and Talbots Woman Petites are also available through the Company’s catalogs, online, and as separate departments within 52 Talbots Misses stores.

The Company plans to increase its penetration of Talbots Woman by opening approximately 35 new stores over the next five years. The Company also plans on piloting a new Talbots Woman Boutique concept, which will offer a fuller assortment within Talbots Misses stores. In addition, the Company plans to invest in catalog prospecting and marketing programs that emphasize its ability to outfit all women of every size.

•	Talbots Collection. Also in 1998, the Company introduced Talbots Collection, which was developed for those customers seeking an upper-tier, well-defined selection of apparel featuring more luxurious fabrics and sophisticated styling. Talbots Collection is currently presented as a separate department in 112 existing

Talbots Misses stores. In the fall of 2003, the Company opened its first Talbots Collection store and a second store was opened in 2005. Also during 2005, the Company introduced Collection Petites and Collection Shoe departments in its Misses stores. As of February 2, 2008, there were 68 stores that had Collection Petite departments and 35 stores that had Collection Shoe departments. An assortment of Talbots Collection merchandise is also available through the Talbots brand catalogs and online. The Company continues to use the Talbots Collection concept to test new fabrics and fashion trends, which may later be incorporated into the core Talbots lines.

Going forward, the Company intends to clearly differentiate its Talbots Collection offering, while targeting the core Talbots brand customer.

•	Talbots Premium-level Outlets. Talbots is currently evaluating premium-level outlet opportunities. As the Company improves its inventory management, its need for pure liquidation vehicles is expected to diminish. The Company plans to design merchandise for sale in its outlet locations and expects to target a new customer segment. The premium-level outlet opportunity will allow the brand to create an assortment tailored to this customer, while still preserving the Company’s ability to liquidate surplus merchandise as needed. The Company has begun exploring this initiative, with potential stores to open beginning in fiscal 2009.

On January 4, 2008, due to the underperformance of the business concepts, the Company announced that it would exit the Talbots Kids and Talbots Mens business concepts. The Company expects all remaining 75 stores (63 Talbots Kids and 12 Talbots Mens) to be closed by September 2008. The Company circulated its last Talbots Kids catalog in March 2008 and no Talbots Mens catalogs will be circulated in 2008.

During 2007, the Company opened 75 stores, 43 stores under the Talbots brand name (17 Misses, nine Petites, 15 Woman, and two Outlets), and 32 stores under the J. Jill brand name. The Company is currently evaluating its portfolio of stores and is planning on closing stores or converting stores into other business concepts that are not meeting internal profitability expectations. In addition to closing the Talbots Kids and Talbots Mens business concepts, the Company currently plans on closing approximately 20 stores across all concepts and brands in 2008, including all three stores within the United Kingdom. The Company is also reducing its capital spending in 2008 and plans to scale down its store openings from 75 stores in 2007 to approximately 46 stores in 2008; including 27 Talbots brand stores and 19 J. Jill brand stores.

Customer Credit

The Company has extended credit to its Talbots brand customers since commencing business in 1947 through the use of its privately held Talbots charge card. The Talbots charge card is managed through Talbots Classics National Bank, a wholly owned Rhode Island chartered national bank subsidiary, and Talbots Classics Finance Company, a wholly owned subsidiary. The Company believes that the offering of the Talbots charge card enhances customer loyalty, produces finance charge income, and decreases third-party bankcard fees.

U.S. Talbots charge card holders are automatically enrolled in the brand’s customer loyalty program which rewards U.S. Talbots brand customers with a twenty-five dollar appreciation award for every five hundred dollars of merchandise purchased on their Talbots charge card. The award can be redeemed against future Talbots charge card purchases and expires one year from the date of issuance. The program has led to increased usage of the Talbots charge card, as customer usage increased from 28% of total sales in 2000 to 45% of total sales in 2007.

J. Jill brand customers may elect to pay for their purchases using a J. Jill charge card. The J. Jill charge card is administered through a third party that bears the credit risk associated with the card without recourse to the Company. J. Jill charge card holders are automatically enrolled in the brand’s “Take 5” customer loyalty program. The program entitles a customer to a 10% discount on her first purchase with the card and a 5% discount on any purchases made with the card thereafter. The financial impact of the 5% discount is offset partially by lower charge card processing fees on the J. Jill card versus all other accepted credit cards. Beginning in the fall of 2008, the Company plans to administer the J. Jill credit card in-house, managed similarly to the Talbots charge card. The Company expects to benefit from cost synergies and finance charge income in late 2008 and beyond from this initiative.

Management Information Systems

The Company’s management information systems and electronic data processing systems are located at the Company’s systems center in Tampa, Florida, and at its corporate facilities in Hingham, Massachusetts and Quincy, Massachusetts. These systems consist of a full range of retail, financial, and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting, and distribution. In 2007, the Company completed the majority of its systems integration between Talbots and J. Jill, and has begun to recognize the cost synergies gained by the initiative. The Company seeks to protect company-sensitive information on its servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection. The website makes use of encryption technology to help protect sensitive customer information.

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

Seasonality

The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters of the fiscal year make up the spring season and the third and fourth quarters of the fiscal year make up the fall season. Within the spring season, direct marketing sales are typically stronger in the first quarter and retail store sales are typically slightly stronger in the second quarter. Within the fall season, direct marketing sales and retail store sales are generally the strongest in the fourth quarter.

Advertising

The Company’s advertising initiatives have been developed to elevate brand awareness and increase customer acquisition and retention. The Talbots brand advertising programs consist of catalogs distributed across all business concepts, as well as ads placed in key fashion magazines, television advertising, newspaper, radio, and Internet advertising. The J. Jill brand markets its merchandise primarily through its catalog, website, and other key strategic marketing partnerships. In an effort to restore profitability, the Company has decided to eliminate television and national print advertising in 2008 and will redirect a portion of its marketing budget to enhance customer outreach through increased catalog prospecting and web-based marketing.

Competition

The retail apparel industry is highly competitive. The Company believes that the principal basis upon which it competes are quality, value, and service in offering modern classic Talbots brand apparel and sophisticated, casual J. Jill brand apparel to customers, through stores, catalogs, and online.

The Company competes with national department stores, regional department store chains, specialty retailers, and catalog companies. The Company believes that its focused apparel merchandise selection, consistently branded merchandise, superior customer service, store site selection resulting from the synergy between its stores and direct marketing operations, and the availability of its merchandise in multiple concepts, distinguish it from department stores and other specialty retailers.

Employees

As of February 2, 2008, the Company had approximately 16,600 employees, of whom approximately 3,800 were full-time salaried employees, approximately 2,500 were full-time hourly employees, and approximately 10,300 were part-time hourly employees. The Company believes that its relationship with its employees is good.

Principal Officers of the Company

The following table sets forth certain information regarding the principal officers of the Company as of April 11, 2008:

Name	Age	Position

Trudy F. Sullivan*	58	President and Chief Executive Officer
Philip H. Kowalczyk*	47	Chief Operating Officer
Michael Smaldone	43	Chief Creative Officer, Talbots brand
Paula Bennett*	58	President, J. Jill brand
Basha Cohen*	47	Executive Vice President, Chief Merchandising Officer, Talbots brand
Michele M. Mandell*	60	Executive Vice President, Stores, Talbots brand
Richard T, O’Connell, Jr.*	57	Executive Vice President, Legal and Real Estate, and Secretary
Lori Wagner*	43	Executive Vice President, Chief Marketing Officer, Talbots brand
John Fiske, III*	44	Senior Vice President, Human Resources
Paul V. Kastner	56	Senior Vice President, International, Talbots brand, and Strategic Planning
Edward L. Larsen*	63	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Bruce Lee Prescott	52	Senior Vice President, Direct Marketing, Talbots brand, and Customer Service
Randy Richardson	49	Senior Vice President, Information Services

*	Executive officers of the Company.

Ms. Sullivan, 58, joined Talbots as President and Chief Executive Officer and as a director in August 2007. Prior to joining the Company, Ms. Sullivan served as President of Liz Claiborne, Inc. from January 2006 until July 2007. Ms. Sullivan joined Liz Claiborne, Inc. in 2001 as Group President of the company’s Casual, Collections, and Elisabeth businesses. She was named Executive Vice President in March 2002 with added responsibilities for all non-apparel business, all direct-to-consumer business (retail and outlet) and the International Alliances business at Liz Claiborne, Inc. She served in this position until she was named President of Liz Claiborne, Inc. in 2006. Prior to joining Liz Claiborne, Inc., Ms. Sullivan served as President of J. Crew Group, Inc. from 1997 until 2001.

In October 2007, Mr. Kowalczyk was appointed Chief Operating Officer of The Talbots, Inc. Previously, Mr. Kowalczyk served as the President of the J. Jill brand following the acquisition of J. Jill in May 2006. Mr. Kowalczyk joined The Talbots, Inc. in October 2004 as Executive Vice President, Chief Administrative Officer. From 1987 to 2004, Mr. Kowalczyk held various positions with Kurt Salmon Associates, a global management consulting firm, including the position of Managing Director from 2002 to 2004. Prior to joining Kurt Salmon Associates, Mr. Kowalczyk was employed by Federated Department Stores.

Mr. Smaldone joined The Talbots, Inc. as Chief Creative Officer for the Talbots brand in December 2007. Prior to joining Talbots, Mr. Smaldone served as Senior Vice President of Design for Ann Taylor from September 2003 until December 2007. Mr. Smaldone also held senior leadership roles in design at Anne Klein where he served as Chief Design Officer from July 2001 to September 2003, Elie Tahari from May 2000 to July 2001, and Banana Republic from January 1994 to August 2001.

Ms. Bennett joined The Talbots, Inc. as President of the J. Jill brand in January 2008. Prior to joining the Company, she served as President and Chief Executive Officer for the Appleseed’s, Tog Shop and WinterSilks brands of Orchard Brands from October 2006 to January 2008. Prior to that, Ms. Bennett served as Chief Operating Officer of Eileen Fisher from February 2000 to May 2005 and Vice President of Retail for Eileen Fisher from 1997 to 2000. Ms. Bennett also held key leadership roles at Calvin Klein and at Tiffany & Co., including serving as General Manager of Tiffany’s Fifth Avenue flagship store. Ms. Bennett began her early career in buying and merchandising at Bloomingdale’s and Federated Merchandising Services.

Ms. Cohen joined The Talbots, Inc. as Executive Vice President and Chief Merchandising Officer for the Talbots brand in December 2007. Prior to joining the Company, Ms. Cohen held the role of Executive Vice President of Design and Merchandising at the Kellwood Company from 2003 to 2005, where she was responsible for conceiving and launching a new business division — Dockers Women’s Tops. With over 25 years of diverse experience, Ms. Cohen also held leadership roles at J. Crew, Laura Ashley, Carole Little, and Associated Merchandising Corporation.

Ms. Mandell has been Executive Vice President of Stores for the Talbots brand since August 2004. From 2003 to 2004, Ms. Mandell was Executive Vice President of Stores and Talbots Kids. Ms. Mandell joined The Talbots, Inc. in 1983 as Store Manager, became District Manager in 1984, Regional Director in 1985, and was Senior Vice President, Stores from 1992 until 2003. From 1971 to 1983 she held various management and merchandising positions for Price’s of Oakland in Pittsburgh, Pennsylvania and A.E. Troutman Co., a division of Allied Stores.

Mr. O’Connell has served as Executive Vice President, Legal and Real Estate, and Secretary since November 2006. Mr. O’Connell joined The Talbots, Inc. in 1988 as Vice President, Legal and Real Estate, and Secretary, and became Senior Vice President, Legal and Real Estate, and Secretary in 1989. Prior to joining the Company, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

Ms. Wagner joined The Talbots, Inc. as Executive Vice President, Chief Marketing Officer of the Talbots Brand in March 2008. Ms. Wagner previously held the position of Senior Vice President, Chief Marketing Officer at Cole Haan, a division of Nike, from 2006. Prior to joining Cole Haan in 2006, she served as Senior Vice President of Marketing for Kenneth Cole Productions from 2001 to 2006 and, before that, as Senior Vice President of Brand Marketing and Creative for J. Crew from 1991.

Mr. Fiske was appointed Senior Vice President, Human Resources in April 2007. Prior to his appointment, Mr. Fiske served as Senior Vice President, Human Resources of J. Jill since 2005. Mr. Fiske was Vice President, Human Resources, of Abercrombie & Fitch from 2002 to 2004. From 1999 to 2002, Mr. Fiske was Corporate Vice President, Human Resources and Organizational Development at Kenneth Cole Productions. Mr. Fiske served in various Human Resource positions at The Timberland Company from 1995 to 1999. Mr. Fiske has also held positions in Human Resources at Nike, TJX Companies, May Department Stores, and Federated Department Stores.

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

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange

Act of 1934, are available free of charge on the Company’s website located at www.thetalbotsinc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities Exchange Commission. These reports are also available at the Securities and Exchange Commission’s Internet website as www.sec.gov.

A copy of the Company’s Corporate Governance Guidance, its Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are posted on the Company’s website, www.thetalbotsinc.com, under “Investor Relations,” and are available in print to any person who requests copies by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, MA, 02043, or by e-mail at investor.relations@thetalbotsinc.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

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

The continued worsening of the U.S. economy has and can be expected to have a material negative impact on consumer purchases of discretionary items, which can be expected to continue to have a material adverse impact on the Company’s level of sales and profitability.

Many factors affect the level of consumer spending in the apparel industry, including:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	taxation;

•	employment levels;

•	political conditions such as war, terrorism and political unrest;

•	consumer confidence in future economic conditions;

•	real estate market; and

•	increasing energy prices.

The U.S. economy is currently experiencing significant and worsening macro-economic issues, including tightening of U.S. credit markets, residential real estate crisis, recessionary and inflationary pressures, high energy prices, declining value of the U.S. dollar, higher unemployment rates, and stock market declines, which the Company believes has negatively impacted its business and will continue to do so in the future. The Company believes that consumer purchases of discretionary items have declined and may continue to decline during periods of a negative economic environment and other periods where disposable income is lower. A continued downturn in the economies in which the Company sells its products, whether in the U.S. or abroad, may adversely affect the Company’s level of sales, results of operations, and the potential willingness of lenders to increase or provide financing.

The Company expects to purchase a substantial part of its merchandise inventory going forward through “open account” purchase terms from its vendors, without the use of letter of credit facilities, which in the past have been used for these purchases.

In connection with the continued tightening of the U.S. credit and lending markets, the Company’s banks providing its letter of credit facilities, which historically have been used by the Company for its merchandise purchases from foreign vendors, have not renewed or extended those facilities and the letter of credit facilities gradually reduce to zero during 2008.

However, the Company has successfully negotiated “open account” terms, with improved payment terms, with those vendors that currently represent the majority of the Company’s merchandise purchases, and the Company may pursue open account terms with other merchandise vendors as well. These “open account” payment terms do not require letters of credit and are expected to largely offset the reduction and elimination of the letter of credit facilities. The negotiated new vendor payment terms are also expected to favorably impact cash flow.

The Company is also pursuing new letter of credit arrangements with other lenders to utilize for certain inventory purchases, particularly for smaller merchandise vendors. The Company will continue to use the remaining balance of its letter of credit facility up to August 8, 2008, when it is reduced to zero, while it pursues a replacement letter of credit facility.

There can be no assurance that the Company will obtain new letter of credit facilities to cover merchandise purchases if and when needed or that the Company will at all times be able to purchase all of its merchandise inventory through open account payment terms with merchandise vendors.

The Company’s capital resources required to fund its working capital requirements, capital expenditures, debt service and operations are dependent upon cash flows from operations, cash on hand, credit extended from merchandise vendors, and availability under its credit facilities, and these cash resources may be negatively impacted by many factors, some of which are beyond the control of the Company.

The Company’s primary sources of capital are cash flows from operating activities, cash on hand, and short-term line of credit facilities. The Company currently anticipates that cash flows from operations, cash on hand, and borrowings available under its short-term credit facilities will be sufficient to fund its liquidity requirements for at least the next 12 months.

However, such sufficiency is dependent upon and may be adversely impacted by many factors, including:

•	achieving the Company’s sales plan for the year;

•	achieving the Company’s operating cash flow plan for the year, particularly during merchandise inventory build-ups in advance of the principal selling seasons;

•	continuation of merchandise purchases on open account purchase terms from merchandise vendors at expected levels;

•	replacement of the Company’s letter of credit facilities at levels sufficient to purchase adequate merchandise inventory from any vendors who require letters of credit for merchandise purchases;

•	the Company’s ability to obtain any necessary increases in its line of credit facilities if needed to fund operating plans;

•	the Company’s ability to reduce any cash spending in the amounts and at the times needed if borrowings available, cash on hand, and available credit are not sufficient to fund existing operating plans, merchandise purchases, planned capital expenditures and strategic initiatives;

•	successfully executing the Company’s strategic initiatives, including anticipated lower inventory levels and timing, expected operating expense reductions and other cost reductions, the success of the new promotional cadence for the Talbots brand, reduced markdown exposure and improved gross margins, the successful closing of the Talbots Kids and Talbots Mens business concepts, and the closing of other announced underperforming stores, including all stores within the United Kingdom;

•	the impact of the continued deterioration in the economic environment, including continued negative impact on U.S. consumer discretionary spending, current residential real estate downturn, the disruption and significant tightening in the U.S. credit markets, recessionary and inflationary pressures, high energy prices, declining value of the U.S. dollar, higher unemployment rates and stock market declines; and

•	the Company’s ability to continue to satisfy its financial covenants under its existing debt agreements.

There can be no assurance that the Company’s capital resources will at all times be sufficient to satisfy its liquidity needs or that the Company will be able to obtain additional financing or other capital resource alternatives to fund its cash needs in the amounts or at the times needed. In the event the Company is unable to increase its borrowing availability under its credit facilities in the amounts and times needed, the Company would expect to explore other capital or financing sources or reduce spending. There can be no assurance that any such other capital or financing sources would be available in the amounts or in the time periods needed.

The successful and timely execution of the Company’s strategic plan is critical to the Company’s short- term and long- term profitability.

In October 2007, the Company announced that it had initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a strategic plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year strategic plan. The Company has announced a number of strategic initiatives in order to achieve its goal of achieving profitability and long-term shareholder value. These initiatives include exiting the Talbots Kids and Talbots Mens business concepts, revamping the marketing strategy including the promotional cadence for the Talbots brand, and developing a comprehensive plan to reduce the Company’s cost structure and operating expenses, among other initiatives. Successful implementation of these initiatives is critical to the Company’s short-term and long-term success and profitability.

The Company cannot assure that the strategic and other operating initiatives being implemented as part of its revitalization plan will favorably impact the Company’s operations or will be successfully executed or executed in the time period projected. Any failure to successfully and timely implement these initiatives can be expected to negatively impact the Company’s operating results and profitability. In the event that the Company is at any time required to reduce its cash spending, whether as a result of insufficient available credit or otherwise, the Company may need to reduce or delay cash spending on one or more of its strategic initiatives, which could be expected to reduce or delay the positive benefits which the Company believes will result from these initiatives as part of its turnaround plans.

The success of the business depends on the Company’s ability to respond to constantly changing fashion trends and consumer demands.

The Company’s success depends in large part on its ability to originate and define fashion product trends, as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. The retail business fluctuates according to consumer preferences, dictated in part by fashion and season. Decisions with respect to product designs are generally made well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, both brands are undergoing significant personnel and operational changes to their merchandising areas. As a result, the Company is particularly vulnerable to demand and pricing shifts and is less able to respond to customer demands or trends rapidly. To the extent the Company fails to anticipate, identify, and respond effectively to consumer preferences, or to successfully integrate new personnel and operational changes, sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect the Company’s operating results.

The Company incurred substantial debt to finance the J. Jill acquisition. The Company’s business may not generate significant cash flow to meet these obligations and the debt agreement restrictions may limit the Company’s activities.

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

The Company’s ability at all times to satisfy its obligations and to reduce its total debt depends on the Company’s future operating performance. The Company’s business may not generate sufficient cash flows to meet these obligations. If the Company is unable to service its debt and fund its business, the Company may be forced to reduce or delay capital expenditures, or seek additional financing or equity capital. There can be no assurance that the Company’s cash requirements will at all times be met by existing available borrowing facilities. Additionally, a majority of the Company’s outstanding debt accrues interest at variable rates; therefore, interest payment obligations on this indebtedness will increase if interest rates increase.

The Company’s Acquisition Debt agreement contains restrictive covenants that limit the Company’s ability to engage in activities that could otherwise benefit it, including restrictions on the Company’s ability and the ability of its subsidiaries to:

•	incur additional indebtedness,

•	make investments,

•	create liens,

•	sell assets,

•	enter into sale and leaseback transactions, and

•	consolidate, or merge.

Although the Company has increased its borrowing capacity under its short-term line of credit facilities and expects to seek additional increased availability in the future, the Company’s ability to borrow under these facilities can be limited by the financial covenants in the Company’s Acquisition Debt agreement, including the leverage ratio which is impacted by total borrowings.

The Company is also required to meet specified financial ratios under the terms of its Acquisition Debt agreement. The Company’s ability to comply with these financial restrictions and covenants is dependent on its future performance. In addition, any failure by the Company to meet its sales plan at the Talbots brand or J. Jill brand at any time will cause reduced levels of sales and likely increase markdowns and clearance of unsold merchandise, which could negatively impact gross margin, profitability, and the Company’s ability to meet its financial covenants. The Company’s failure to comply with its restrictions or covenants would result in an event of default under its Acquisition Debt agreement, which could permit acceleration of the debt under that instrument as well as accelerate any other indebtedness under its other existing or subsequent credit facilities. This would require the Company to repay all of the debt before its scheduled due dates. If an event of default occurs, the Company may not have sufficient funds available to make the required payments under its indebtedness.

There can be no assurance that the Company will satisfy its financial covenants and other covenants as of each determination date. If the Company determines that it is likely that it will not satisfy any of these financial or other covenants, either as a result of our actual or expected operating results or borrowing needs or otherwise, the Company would expect to seek a waiver or an amendment of such covenants. There can be no assurance that the Company would be successful in obtaining any such waiver or amendment.

The Company may not be able to maintain proper inventory levels.

Customer demand is difficult to predict since the design process begins well in advance of the date the products are to be sold. The Company must anticipate trends and customer demand well ahead of time in order to accurately maintain inventory levels. This lag in lead time makes responding to changes quickly difficult and any misjudgments in customer preferences can be detrimental to earnings as well as customer satisfaction.

In addition, the Company is taking significant steps to improve inventory management by managing leaner inventories, changing its markdown cadence, and the implementation of a price optimizing software tool. The Company cannot provide assurance that these steps will be successfully implemented. Moreover, inventory levels in excess of customer demand could result in inventory markdowns or movement of the inventory to the Company’s outlet facilities to be sold at discount or closeout prices which could negatively impact operating results and impair the Company’s brand image. In contrast to that scenario, if the Company underestimates customer demand or for any other reason fails to supply adequate levels of quality products in a timely manner, the Company could experience inventory shortages resulting in missed sales opportunities, negative impact on customer loyalty and loss of revenues. The inability to fill customer orders efficiently could lower customer satisfaction and could cause customers to go to an alternate source for the desired products. This lowered level of customer satisfaction and improper inventory levels could adversely affect the Company’s operations.

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

The Company acquired J. Jill in May 2006. J. Jill sales have not been at the levels that the Company originally anticipated and therefore the Company was required to record an impairment charge of $149.6 million on the acquired goodwill and trademark. The Company’s ability to continue to grow and sustain long-term profitability may depend upon effectively improving the operating performance and growing the J. Jill business. The realization of revenue growth, additional cost savings or synergies related to J. Jill will depend largely upon the Company’s ability to:

•	implement key design changes to the J. Jill brand merchandise that will lead to increased sales;

•	appropriately price the J. Jill brand merchandise;

•	open J. Jill brand stores in locations where operations will be profitable; and

•	refine and unify the J. Jill brand’s marketing and promotional programs.

There can be no assurance that the Company can successfully execute any of the actions above or that the Company’s strategies for the J. Jill brand will achieve the results necessary to generate profits. If the Company fails to improve the J. Jill operations or cannot successfully execute its growth strategy, the Company’s results will be adversely impacted and future impairment charges may be recognized.

The Company cannot assure that its change in growth strategy will result in improved profitability.

The Company has adjusted its strategy to build on five key growth platforms: Talbots Woman, Talbots Accessories & Shoes, Talbots Collection, J. Jill brand, and penetration into premium-level outlets, rather than continuing to open new stores at its historical levels. The Company is also committed to regularly assessing the portfolio of its brand stores for profitability and to closing underperforming stores when appropriate. In 2008 the Company expects to close approximately 95 underperforming stores, including all remaining 75 stores associated with the Talbots Kids and Talbots Mens business concepts and all three stores within the United Kingdom. There is no assurance that the Company will be successful in negotiating settlements with the respective landlords and that the cost will not exceed the anticipated amounts.

Additionally, during 2008, the Company plans to open approximately 27 Talbots brand stores and 19 J. Jill brand stores, which is 39% fewer stores than 2007. The Company’s planned expansion is dependent upon a number of factors, including general economic and business conditions affecting consumer confidence and spending, the level of sales volume and profitability at existing store locations, the availability of sufficient capital resources to support expansion plans, the continuing availability of desirable locations, the ability to negotiate acceptable lease terms for prospective new and expanded locations, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, and integrating new stores into its existing operations. There is no assurance that the Company’s changed growth strategy will lead to improved operating results. There also can be no assurance that the Company will achieve its planned growth strategy or that such growth will be profitable or that the Company will be able to manage its growth effectively.

Talented personnel are critical to the Company’s success. The Company cannot assure that the current management team or the additions to the Company’s executive leadership team will result in increased profitability for the Company.

The Company’s success and ability to properly manage its growth depends to a significant extent on both the performance of its current executive and senior management team and its ability to attract, hire, motivate, and retain qualified and talented management personnel in the future. During 2007 and early 2008, the Company hired a number of new key senior executives in the areas of brand leadership, creative, merchandising, marketing, and merchandise inventory planning and allocation. There can be no assurance that the new key hires will be successful in achieving better sales and other operating results or long-term profitability for the Company. Additionally, the Company’s inability to retain these personnel, or the loss of service of any other key employees, would likely adversely impact the Company’s operations.

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

The Company’s annual and quarterly operating results have fluctuated, and are expected to continue to fluctuate. Among the factors that may cause the Company’s operating results to fluctuate are customers’ response to merchandise offerings, the timing of the rollout of new stores, closing existing stores and concepts, seasonal variations in sales, the timing and size of catalog mailings, the costs of producing and mailing catalogs, the timing of merchandise receipts, the level of merchandise returns, changes in merchandise mix and presentation, the Company’s cost of merchandise, unanticipated operating costs, and other factors beyond the Company’s control, such as general economic conditions and actions of competitors. As a result of these factors, the Company believes that period-to-period comparisons of historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

In addition, similar to all specialty retailers, the Company can be expected to face the impact of the continued deterioration in the economic environment, including continued negative impact on U.S. consumer discretionary spending, current residential real estate downturn, the disruption and significant tightening in the U.S. credit markets, recessionary and inflationary pressures, high energy prices, declining value of the U.S. dollar, higher unemployment rates and stock market declines.

If the Company fails to maintain the value of its brands, sales are likely to decline.

The Company’s success will depend upon its ability to effectively define, evolve, and promote its brands. The Talbots brand name and “classic” niche as well as the J. Jill brand name and “sophisticated casual” niche is integral to the success of the brand’s businesses. Maintaining, promoting, and positioning the Company’s brands will depend largely on the success of the brand’s design, merchandising, and marketing efforts and the ability to provide a consistent, high quality customer experience. Additionally, the Company may need to increase investments in the development of the brands through various means, including customer research, increased prospecting, advertising and promotional events, direct mail and Internet marketing. While the Company believes that its objectives will help to build brand awareness and attract new customers, the Company cannot provide assurance that they will result in increased sales or profitability. Additionally, the Company’s brands could be adversely affected if the Company’s public image is tarnished by negative sales or poor operating performance.

The Company cannot assure that Internet sales will continue to achieve sales and profitability growth.

The Company sells merchandise over the Internet through its websites, www.talbots.com and www.jjill.com. The Company’s Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures, and the need to invest in additional computer systems. The Internet operations also involve other risks that could have an impact on the Company’s results of operations, including potential electronic break-ins or other security breaches, hiring, retention and training of personnel to conduct the Company’s Internet operations, diversion of sales from the Company’s stores, rapid technological change, liability for online content, credit card fraud, violations of state or federal privacy laws, and risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and similar disruptions. The many risks associated with Internet sales could cause a decline in consumer confidence which could reduce Internet sales. There can be no assurance that the Company’s Internet operations will continue to achieve sales and profitability growth or even remain at their current level.

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

The Company purchases a significant portion of its merchandise directly from foreign sources. Approximately 78% of the Talbots brand merchandise and 87% of the J. Jill brand merchandise purchased in 2007 was purchased directly from foreign sources. In addition, goods purchased from domestic vendors may be sourced abroad by such vendors. As a result, the Company’s business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

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

The Company relies on third party manufacturers for its merchandise, including many foreign sources of merchandise. The Company has an extensive, formal program requiring all of its manufacturers to comply with applicable labor laws and acceptable labor practices. Any failure to comply with applicable labor laws and practices by any of these manufacturers could materially harm the Company’s reputation with its customers as well as disrupt the supply of merchandise to the Company.

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

The Company has experienced significant variability between its expectations and outlook for sales and profitability and its actual results.

Over the past two years the Company has experienced significant differences between its internal expectations and publicly announced outlook for sales and profitability and our actual reported results. This variability has resulted in significant fluctuation and volatility in the market price of its common stock. There can be no assurance that the Company’s current or future internal expectations and outlook for sales, comparable sales, gross margin and profitability will prove to be accurate.

The market price of the Company’s common stock is volatile.

The market price of the Company’s common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or disclosures concerning the Company or its competitors, sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by the Company or by analysts, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

Greater level of returns than anticipated could adversely affect the Company’s operations.

As part of the Company’s commitment to its customer, it maintains a liberal merchandise return policy that offers an unconditional guarantee of satisfaction by allowing customers to return any product for any reason with no time limit. The Company makes allowances in its consolidated financial statements based on historical return rates but these expectations may be exceeded by actual returns. Any significant increase in returns could adversely affect the Company’s operations.

The Company cannot provide assurance that it will continue to pay dividends.

The payment of dividends and the amount of any dividend is determined by the Company’s Board of Directors. The Board considers many factors in making decision on dividends, including its earnings, operations, financial condition, capital and other cash requirements, and general business outlook.

In the light of the current macro-economic environment and the Company’s outlook and future results, there can be no assurance that dividends will be paid at the same or lower rate, or at all, in the future. If the Company lowers its dividend rate or does not pay dividends, the price of its common stock must appreciate for shareholders to receive a gain on their investment in the Company. This appreciation may not occur.

The foregoing list of risk factors is not intended to be exhaustive. The Company cannot assure that it has identified and discussed all of the significant factors which might affect its operations, results of operations or financial condition. Investors are urged to review this entire Annual Report as well as all of the Company’s other public disclosures and its filings with the SEC, all of which may be found on the Company’s website at thetalbotsinc.com under “Investor Relations”.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below presents certain information relating to the Company’s properties at February 2, 2008:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Talbots brand headquarters	Own (44 acres)
Quincy, Massachusetts	126,869	J. Jill brand headquarters	Lease
Lakeville, Massachusetts	933,000	Talbots brand distribution center and fulfillment center	Own (115 acres)
Tilton, New Hampshire	573,000	J. Jill brand distribution center, fulfillment center, and telemarketing center	Own (360 acres)
Tampa, Florida	51,736	Systems center	Lease
Knoxville, Tennessee	37,656	Telemarketing center	Lease
New York, New York	55,697	Product development office	Lease
Hong Kong	10,455	Talbots brand merchandise production office	Lease
India	3,913	Merchandise production liaison office	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
London, U.K.	270	U.K. management office	Lease
1,421 Stores in 862 locations throughout the U.S., Canada, and U.K.	5,543, 767	Retail stores	Own and lease (a)

(a)	The Company owns the property for five of its 1,421 stores.

The Company believes that its operating facilities and sales offices are adequate and suitable for its current needs; however, the Company’s long-term growth may require additional office and distribution space to service its operations in the future.

At February 2, 2008, the Company operated 1,421 stores in 862 locations; all but five were leased. The leases typically provide for an initial term between 10 and 15 years, with renewal options permitting the Company to extend the term between five and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. Under most leases, the Company pays a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of leases, the Company has a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require the Company to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. Most of the Company’s lease arrangements provide for an increase in annual fixed rental payments during the lease term.

At February 2, 2008, the current terms of the Company’s store leases (assuming solely for this purpose that the Company exercises all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases(a)(b)

2008-2009	69
2010-2012	225
2013-2015	215
2016 and later	492

(a)	Certain leases have more than one store included within the leased premises.

(b)	Includes 43 executed leases related to future stores not yet opened at February 2, 2008.

Item 3.	Legal Proceedings.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended February 2, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the trading symbol “TLB.” Information regarding the high and low sales prices per share of common stock in 2007 and 2006 is set forth in Note 18, “Quarterly Results,” of the Company’s consolidated financial statements included in Item 15.

The payment of dividends and the amount thereof is determined by the Board of Directors and depends upon, among other factors, the Company’s earnings, operations, financial condition, sufficient line of credit facilities, credit extended from merchandise vendors, availability of letter of credit facilities, capital and other cash requirements, and general business outlook at the time payment is considered. Information regarding the Company’s payment of dividends for 2007 and 2006 is set forth in Note 18, “Quarterly Results,” of the Company’s consolidated financial statements included in Item 15.

The number of holders of record of the Company’s common stock at April 11, 2008 was 537.

A summary of the Company’s repurchase activity under certain equity programs for the thirteen weeks ended February 2, 2008 is set forth below:

			Approximate Dollar
			Value of Shares that
	Total Number of	Average Price	May Yet Be
	Shares	Paid per	Purchased Under the
Period	Purchased(1)	Share	Programs(2)

November 4, 2007 through December 1, 2007	—	$—	$16,746
December 2, 2007 through January 5, 2008	12,000	0.01	17,626
January 6, 2008 through February 2, 2008	325	0.01	18,423

Total	12,325	$0.01	$18,423

(1)	The Company repurchased 12,325 shares in connection with stock forfeited by employees upon termination prior to vesting under the Company’s equity compensation plan, at an acquisition price of $0.01 per share.

(2)	As of February 2, 2008, there were 1,842,298 shares of nonvested stock that were subject to buyback at $0.01 per share, or $18,423 in the aggregate, that the Company has the option to repurchase if the employee terminates employment prior to vesting.

Additionally, the Company did not have any shares available to be repurchased under any announced or approved repurchase program or authorization as of February 2, 2008.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholders’ return on the Company’s common stock on a year end basis, using the last day of trading prior to the Company’s fiscal year end, from January 31, 2003, through February 1, 2008, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Dow Jones U.S. General Retailers Index for the same period. Returns are indexed to a value of $100 and assume that all dividends were reinvested.

Comparison of Cumulative Five-Year Total Return of The Talbots, Inc.,
S&P 500 Index, and Dow Jones General Retailers Index

	Base	Indexed Returns
	Period	for the Years Ended
Company/Index	1/31/03	1/30/04	1/28/05	1/27/06	2/2/07	2/1/08
The Talbots, Inc.	100.00	$126.72	$102.19	$113.98	$98.87	$39.72

S&P 500 Index	100.00	$134.57	$141.76	$158.24	$181.97	$178.69

Dow Jones U.S. General Retailers Index	100.00	$136.04	$144.87	$153.45	$168.59	$151.45

The Performance Graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Item 6.	Selected Financial Data.

The following selected financial data has been derived from the Company’s consolidated financial statements. Financial information includes the operations of J. Jill since the date of the acquisition, May 3, 2006. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 below and the consolidated financial statements and notes thereto included in Item 15 below.

	Year Ended
	February 2,		February 3,	January 28,	January 29,	January 31,
	2008		2007	2006	2005	2004
	(52 weeks)		(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share data)

Statement of Earnings Information:
Net sales	$2,289,296		$2,231,033	$1,808,606	$1,697,843	$1,594,790
Net (loss) income	(188,841	)(1)	31,576	93,151	95,366	102,891
Net (loss) income per share
Basic	$(3.56)		$0.60	$1.76	$1.73	$1.82
Diluted	$(3.56)		$0.59	$1.72	$1.70	$1.78
Weighted average number of shares of common stock outstanding
Basic	53,006		52,651	52,882	54,969	56,531
Diluted	53,006		53,485	54,103	56,252	57,901
Cash dividends per share	$0.52		$0.51	$0.47	$0.43	$0.39
Balance Sheet Information:
Working capital	$208,803		$262,609	$376,204	$324,759	$330,011
Total assets	1,502,979		1,748,688	1,146,144	1,062,130	1,018,647
Total long-term debt, including current portion	389,027		469,643	100,000	100,000	100,000
Stockholders’ equity	454,779		643,311	626,968	588,588	604,911

(1)	In the fourth quarter of 2007, the Company recorded an impairment charge of $149.6 million before an income tax benefit of $5.8 million relating to its acquired goodwill and trademark, as well as pretax restructuring charges of $9.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with these statements and the notes thereto.

The Company follows the National Retail Federation’s fiscal calendar. Where a reference is made to a particular year or years, it is a reference to the Company’s 52-week or 53-week fiscal year. For example, “2007” refers to the 52-week fiscal week year ended February 2, 2008, “2006” refers to the 53-week fiscal year ended February 3, 2007, and “2005” refers to the 52-week fiscal year ended January 28, 2006.

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

The Company has provided data regarding the J. Jill brand’s comparable store sales from the date of the acquisition, May 3, 2006. These comparable store sale statistics refer to the percentage change in comparable store sales from the previous year period. Management believes that the percentage change in comparable store sales is a meaningful measure and provides important information that is helpful in understanding the Company’s performance.

Business Overview

Overall, 2007 proved to be a challenging and disappointing year for the Company. For the year ended February 2, 2008, the Company’s comparable store sales declined by 5.5%. The Company reported a net loss of $188.8 million or $3.56 per share, which included impairment charges on the Company’s acquired intangible assets of $149.6 million before an income tax benefit of $5.8 million, or $2.71 per share, and acquisition related costs of $34.2 million or $0.41 per share, compared to net income of $31.6 million or $0.59 per share in 2006, including acquisition related costs of $39.6 million or $0.46 per share.

Strategic review of the Company and new leadership

In October 2007, the Company initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year strategic plan. The Company plans to implement or has already begun to implement the following key initiatives in an effort to improve operating profit and restore profitability.

The Company has begun to implement or is committed to making the following improvements to both brands:

Talbots brand — Under new executive leadership in design, merchandising, and marketing areas, the brand’s mission is to form a distinct point of view for the brand through improved merchandise offerings which will be communicated consistently through all aspects that touch the customer, including store visual signage, catalog design, and website visuals. The brand’s key strategic initiatives are described in “Item 1. Business” above.

J. Jill brand — With the addition of the new design, merchandising, and marketing team leadership in 2006 and 2007, as well as the newly appointed brand President, the team will focus in 2008 on merchandise improvement and building brand awareness through a more aggressive catalog and direct mail prospecting especially in the areas where retail stores are located. The brand had a difficult year in 2007 but continued to make progress in improving the product offerings and customer awareness to broaden and strengthen the appeal of the brand. The brand began to implement a number of initiatives in 2007 which are expected to be the foundation for the brand’s continued improvement in 2008. These initiatives are described in “Item 1. Business” above.

The Company has begun to implement or is committed to making the following operational improvements:

•	Beginning in November 2007, the Talbots brand implemented a new markdown cadence strategy which allows for markdowns on a monthly basis ensuring markdown products at a more relevant time for the customer and designed to improve gross margins through better product flow.

•	The Company plans to reduce its current cost structure by maintaining tighter expense controls, including reducing marketing spending, improving inventory management and inventory turns, improving utilization of corporate assets, and right-sizing the organization across brands.

•	The Company intends to drive improved gross margins by a combination of managing leaner inventories, better product flow and healthy regular price selling, and implementing a price optimization software tool by the third quarter of 2008.

•	In 2008, the Company plans to close approximately 95 underperforming stores in 2008, including all remaining 75 stores within the Company’s Talbots Kids and Talbots Mens business concepts and all three stores within the United Kingdom. The Company believes that it should concentrate on its Talbots brand core concepts (Misses, Woman, and Petites) and has identified approximately 15 of the Kids and Mens store locations to date as convertible to other concepts. The Company is committed to continually assessing individual stores profitability and to closing or converting stores in the future as appropriate.

•	The Company is reducing its capital spending in 2008, especially relating to store openings and renovations. Capital spending on store openings and renovations is expected to decrease by approximately 25% in comparison with 2007. The Company plans on opening approximately 46 new stores, including 27 under the

Talbots brand name and 19 under the J. Jill brand name, in comparison to 75 stores opened in 2007, including 43 under the Talbots brand name and 32 under the J. Jill brand name.

The Company has marked 2008 as a transition year as it represents the launch of a three-year initiative to strengthen and grow the business. In addition to the above initiatives, the Company has identified five key growth platforms upon which to build its business. Recognizing the opportunity to build on Talbots brand “close-in” concepts, which include Talbots Woman, Talbots Accessories & Shoes, and Talbots Collection, the Company also plans to improve growth through penetration into premium-level outlet centers and restoring profitability at the J. Jill brand. To assist in the execution of its plan for profitability, the Company is under the direction of the newly appointed Chief Executive Officer and President and has added significant new key executive talent in the fourth quarter of 2007 and early 2008 in the areas of brand leadership, creative, merchandising, marketing, and merchandising planning and allocation. Included within the new executive team is the newly established position of Chief Creative Officer for the Talbots brand which was created as part of the Company’s goal to migrate to a design driven brand. During 2007, the Company incurred $15.2 million or $0.18 per share, related to these executive hires and strategic review consulting fees. The expenses incurred for the executive hires include, but are not limited to, executive search fees, signing bonuses, stock-based compensation expense, and relocation expenses.

The J. Jill brand and the effects of the acquisition on the Company’s results

The acquisition of J. Jill has had, and is expected to continue to have, a material effect on the Company’s financial position, results of operations, and cash flows. For the year ended February 2, 2008, J. Jill represented 21% of the Company’s net sales, compared to 16% for the year ended February 3, 2007 from the date of acquisition. As of February 2, 2008, the Company operated 271 J. Jill brand retail stores, of which 66 have been opened since the date of acquisition.

To date, the J. Jill brand has underperformed in comparison to the Company’s expectations. The J. Jill brand’s retail store sales continue to reflect declines in comparable store sales: 4.6% decline for the year ended February 2, 2008, and 4.4% decline for the year ended February 3, 2007 from the date of acquisition. Although the brand has implemented initiatives since the date of the acquisition to improve its overall product offerings, such as enhancing its color offering, reducing the number of repeated styles in the total product offering, and unifying its promotional and marketing calendars, the brand has not seen the response from its customers it has anticipated. In addition to the weak response to the brand’s product offering, the Company believes that the overall decline, especially in 2007, has been impacted by the uncertain macro-economic environment causing consumers to reduce their spending. The Company is committed to improving the J. Jill brand’s performance of its existing store network through improved merchandise, catalog prospecting to increase customer acquisition, and marketing to build greater brand awareness. The Company plans to better manage the brand’s store portfolio and plans to limit further expansion until its performance is improved.

During 2007, the brand’s direct marketing business, especially within its catalog channel, has also operated below expectations. The brand’s key strategy in 2007 was to drive catalog sales by improving the overall creative presentation of its catalog. This strategy was rolled out in the third quarter of 2007 but the effects were not seen during 2007 at the levels anticipated.

As a result of the poor operating performance from the brand, both in its retail stores and direct marketing, coupled with the weakened economy, the Company was required to complete an impairment test on the acquired intangibles which resulted in a write-down of goodwill of $134.0 million and a write-down of trademarks of $15.6 million, before an income tax benefit of $5.8 million.

Increased levels of selling, general, and administrative costs have been incurred in 2007 primarily relating to the acquisition of J. Jill. Of the 240 basis point increase in the Company’s selling, general, and administrative costs as a percentage of net sales during 2007, approximately 150 basis points of the increase was due to higher J. Jill brand incurred costs as a percentage of net sales in comparison to the Talbots brand. The increases were primarily in the areas of payroll, catalog production, and marketing costs. Management currently is initiating steps with the objective of improving the J. Jill brand’s sales productivity (measured by metrics such as sales per square foot, sales per catalog page, etc). This improvement, if achieved, would result in a decrease in selling, general, and administrative costs as a percentage of net sales compared to current results. However, management is not able to predict when, or if, such changes at the J. Jill brand will occur and to what extent it may favorably impact the Company’s financial performance.

The Company has incurred approximately $73.8 million of acquisition related costs since the date of acquisition, of which $34.2 million was incurred during 2007. Acquisition related costs include interest expense on the Company’s five year term loan facility that was used to largely finance the acquisition, amortization of the acquired J. Jill intangibles, and integration expenses. The Company has made significant progress since the acquisition in integrating the Company’s two brands, especially in back office support functions. The Company realized approximately $36 million in cost synergies in 2007 resulting from four areas: sourcing, retail catalog operations, distribution, and back office support functions.

Since the acquisition of J. Jill, the Company’s working capital needs have increased. This increased working capital requirement is being driven by the Company’s net losses, the capital required for new store openings for both brands, and the repayments of the acquisition related debt. The Company has increased its availability under its working capital line of credit facilities by $25.0 million, from $115.0 million to $140.0 million during 2007. In March 2008, the Company increased its availability under its working capital line of credit facilities by an additional $25.0 million, from $140.0 million to $165.0 million. The Company is currently in discussions with other banks to further increase its availability under its existing $165.0 million working capital line of credit facilities. The Company’s Board of Directors has authorized the Company to seek additional availability up to $200.0 million in total to address future working capital needs. There is no assurance that the Company will be successful in increasing its current working capital facility or achieve such additional availability. There also can be no assurance that its current working capital availability will at all times be sufficient to meet the Company’s working capital needs in the amounts needed.

The effect of Talbots brand on the Company’s results

Talbots brand comparable store sales declined by 5.7% in 2007. The brand saw declines in comparable store sales across all business concepts and geographical regions in 2007. Management believes that the brand’s negative sales results were impacted by a weak customer response to the brand’s merchandise, primarily in its casual merchandise, compounded by an uncertain macro-economic environment throughout the year. As a result, deeper discounts than planned were taken in order to liquidate the excess inventory in both the Company’s mid-season and semi-annual sale events, which significantly impacted gross margins for the brand.

The Company’s Talbots charge card program accounted for $43.1 million in finance charge income in 2007, down 1.6% from 2006. Customer accounts receivable at the end of 2007 were $210.9 million, up 3.1% from $204.6 million at the end of 2006. As an initiative for 2008, the Company is planning to administer the J. Jill charge card in-house commencing in the third quarter of 2008. The Company expects to benefit from cost synergies and finance charge income in late 2008 and beyond from the initiative.

The Company’s direct marketing business

Net sales for the Company’s direct marketing business increased by approximately 11% in 2007 compared to 2006 primarily due to a full year of J. Jill brand direct marketing sales included in 2007 in comparison to J. Jill brand direct marketing sales since the date of the acquisition included in 2006. The Company continues to see strength in its Internet channel with Internet representing 56% of the total Company’s direct marketing sales in 2007 compared to 49% in the prior year. The Company was successful in selling markdown merchandise in its new Talbots web-based outlet, which was introduced in August 2007. The Company plans to continue to utilize the web as a key clearance tool to improve product flow in the future. In 2008, the Company expects to strengthen its direct marketing business through increased prospecting and improved web development.

Looking ahead to 2008 and beyond

While the Company was disappointed with its operating performance during 2007, the specialty apparel retail segment of the industry as a whole, generally, experienced unfavorable results. The Company is taking steps designed to improve its performance in 2008 and beyond.

The future success of the Company’s brands and improvements in its sales and operating performance for 2008 and beyond is substantially dependent upon the achievement of the above initiatives to improve comparable store sales results, including the level of full price versus markdown selling, and to reduce the Company’s current cost structure. In addition, the Company’s performance will depend on management’s ability to anticipate and successfully respond to changing customer tastes and fashion preferences and customer acceptance of each brand’s seasonal fashion offerings. Decisions with respect to product designs are generally made well in advance of the season and frequently before fashion acceptance is evidenced by customer purchases. To the extent that the Company fails to anticipate, identify, and respond effectively to consumer preferences, sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect the Company’s results.

Sales at the Talbots brand to date in 2008 have been less than planned, although significantly improved gross margin has largely offset this sales shortfall, primarily as a result of the brand’s new promotional markdown cadence. As discussed above, the Talbots brand is in the early stages of implementing its brand-specific strategic initiatives, which include a design-driven merchandise approach and substantially increased web-based customer marketing. The Company expects these initiatives to further improve gross margin and operating efficiencies in 2008. Sales to date at the J. Jill brand have also been below plan, especially in the retail business, while the Company revitalizes its merchandise assortments as part of its recently announced strategic initiatives.

Additionally, general consumer confidence and retail economic conditions influence the Company’s operating results. Currently, the United States is experiencing a continued deterioration in the macro-environment, including continued negative impact on U.S. consumer discretionary spending, the current residential real estate downturn, the disruptions and significant tightening in the U.S. credit markets, recessionary and inflationary pressures, high energy prices, declining value of the U.S. dollar, higher unemployment rates, and stock market declines. As a result, it is difficult to ascertain if the initiatives will be achieved and whether the Company will be successful in achieving improved operating performance in 2008 and beyond.

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

Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to catalog production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; the costs and income associated with the Company’s credit card operations; and amortization expense relating to the Company’s intangible assets. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 were approximately $37.2 million, $34.8 million, and $25.7 million, respectively.

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

The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of operations for the fiscal periods shown below:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	67.9	65.8	63.8
Selling, general and administrative expenses	33.1	30.7	27.8
Impairment of goodwill and trademark	6.5	—	—
Impairment of store assets	0.2	0.1	—
Restructuring charges	0.4	—	—
Operating (loss) income	(8.1)	3.4	8.4
Interest expense, net	1.5	1.1	0.2
(Loss) Income before taxes	(9.6)	2.3	8.2
Income taxes (benefit )	(1.4)	0.9	3.0
Net (loss) income	(8.2)%	1.4%	5.2%

2007 Compared to 2006

Net Sales

The following table shows net retail sales by brand and net direct marketing sales in total for the years ended February 2, 2008 and February 3, 2007 (in millions). Net sales reported for the J. Jill brand for the year ended February 3, 2007 included 40 weeks of net sales from the May 3, 2006 acquisition date.

	February 2,	February 3,
	2008	2007

Net retail store sales: Talbots brand	$1,533.8	$1,603.8
Net retail store sales: J. Jill brand	327.6	241.8
Net direct marketing sales: total Company	427.9	385.4

Total net sales	$2,289.3	$2,231.0

Net sales in 2007 were $2,289.3 million compared to 2006 net sales of $2,231.0, an increase of $58.3 million, or 2.6%.

Talbots Brand Retail Stores

Talbots brand retail stores sales in 2007 decreased by $70.0 million, or 4.4%, in comparison to retail store sales in 2006. Reflected in Talbots brand retail store sales was an $84.3 million, or 5.7%, decline in comparable store sales for the period. Management believes that the brand’s negative sales results were impacted by a weak customer response to the brand’s merchandise, primarily its casual merchandise. As a result, deeper discounts than planned were taken in order to liquidate the excess inventory during the Company’s mid-season and semi-annual sale events. In November 2007, the Company implemented a new promotional cadence strategy which provides for sale events on a monthly basis rather than the Company’s historical mid-season and semi-annual sale events. The change in promotions is expected to provide consumers with marked down inventory at a more relevant time and in turn is expected to improve product flow and gross margins for the brand. Additionally, management believes that the uncertain macro-economic environment impacted the decline in sales as consumers reduced their spending. The Company’s goal in 2008 is to deliver more desirable merchandise assortments, building a lifestyle brand that creates greater synergy between the brand’s refined and casual product mix.

Partially offsetting the decline in comparable store sales for the brand was the increase in store sales driven by the increase in the number of Talbots brand retail stores. As of February 2, 2008, the Company operated a total of 1,150 Talbots brand retail stores in 595 locations with gross and selling square footage of approximately 4.5 million square feet and 3.5 million square feet, respectively. This represents an increase of approximately 2% in gross and selling square footage from February 3, 2007, when the Company operated 1,125 retail stores in 583 locations with gross and selling square footage of approximately 4.4 million square feet and 3.4 million square feet, respectively.

J. Jill Brand Retail Stores

J. Jill brand retail store sales in 2007 include sales results for the entire period, while J. Jill brand retail store sales in 2006 include sales results since the date of acquisition, May 3, 2006. As of February 2, 2008, the Company operated 271 J. Jill brand retail stores in 267 locations with gross and selling square footage of approximately 1.0 million square feet and 0.8 million square feet, respectively. This represents an increase of approximately 10% in gross and selling square footage from February 3, 2007, when the Company operated 239 J. Jill brand retail stores with gross and selling square footage of approximately 0.9 million square feet and 0.8 million square feet, respectively. Since the date of the acquisition, the Company has opened 66 J. Jill brand stores and the gross and selling square feet has increased by 24%.

The J. Jill brand’s retail store sales reflected a $13.0 million, or 4.6%, decline in comparable store sales for the fifty-two weeks ended February 2, 2008 compared to the same period of the prior year. Management believes that the decline in stores sales was due to a weak customer response to its regular-price merchandise, especially in the classifications of sweaters and pants. Management also believes that the brand’s performance was negatively affected by the uncertain macro-economic environment. Since the date of the acquisition, the brand’s assortments have gone through substantial changes and the response to the varying assortments has not been at the levels anticipated. The brand’s assortments have changed direction due to the implementation of the brand’s new merchandising team and the migration to a design driven brand. In the fourth quarter of 2007, the Company hired another key member of the merchandising team, a new President for the brand, with extensive women’s apparel merchandise experience. The Company believes that the steps taken by the brand’s merchandising team to improve the product offerings in 2008 will provide for assortments that reflect easy sophistication which is in-line with what management believes its customers desire. In addition, in 2008 the brand hopes to drive increased customer traffic through promotional programs as well as increased direct mailings to promote the overall brand awareness in key markets.

Based upon J. Jill brand’s operating performance during 2007 and the brand’s reduced forward projections, the Company reported an impairment charge to the acquired goodwill and trademark in the amount of $149.6 million before the effect of income taxes, or $2.71 per share. See “Impairment of Goodwill and Trademark” below.

Direct Marketing Sales

The $42.5 million, or 11.0%, increase in direct marketing sales is primarily attributable to the acquired catalog and Internet business of the J. Jill brand. Direct marketing sales in 2007 include the sales results for both the Talbots and J. Jill brands for the entire period, while the direct marketing sales in 2006 include the sales results for Talbots for the entire period and sales results for J. Jill since the acquisition date, May 3, 2006. The Talbots brand contributed to the increased sales, especially within the brand’s Internet channel primarily due to the introduction of the Talbots brand web outlet in August 2007. Both brands continue to experience growth in Internet sales, with Talbots Internet brand representing 56% of its direct business in 2007 in comparison with 47% in 2006, and J. Jill’s Internet brand representing 57% of its direct business in 2007 in comparison with 54% for the period from the date of the acquisition through February 3, 2007. The percentage of the Company’s net sales derived from direct marketing increased from 17.3% in 2006 to 18.7% in 2007, primarily due to the acquisition of J. Jill. In an effort to build a stronger direct marketing business in 2008, the Company’s key initiatives are to focus on prospecting and recruiting customers as well as developing web growth strategies.

Cost of Sales, Buying, and Occupancy Expenses

Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 67.9% in 2007, which included results for the Talbots and J. Jill brand for the entire period, from 65.8% in 2006, which included results for the Talbots brand for the entire year and the J. Jill brand from the date of acquisition. This represents a 210 basis point increase in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure merchandise gross margin decreasing by approximately 50 basis points. The decline in pure merchandise gross margin was primarily due to increased levels of markdown selling of the Talbots brand as compared to the prior year in an effort to clear out excess inventories from the Company’s mid-season and semi-annual sale events. In

November 2007, the Company implemented a new promotional cadence strategy which will provide for markdowns on a monthly basis rather than at the brand’s four historical sales events a year. The Company expects that this strategy will achieve better gross margins for the brand at the same time as providing the customer with products at a more relevant time. The Company also expects to improve its margins in 2008 by implementing a new markdown optimization tool for both brands beginning in the third quarter of 2008. This tool is expected to assist the Company with its monthly markdown decision making.

Additionally, an approximately 140 basis point increase was driven by higher occupancy and merchandising costs as a percentage of sales, primarily related to the J. Jill brand. As an initiative for 2008, the Company believes that it can reduce merchandising costs through improved sourcing advantages, including more direct sourcing and more effective fabric purchasing strategies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 33.1% in 2007, which included results for the Talbots and J. Jill brands for the entire period, compared to 30.7% in 2006, which included results for the Talbots brand for the entire period and the J. Jill brand since the acquisition date. This represents a 240 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. Contributing to the increased selling, general, and administrative costs were higher J. Jill brand incurred costs as a percentage of net sales in comparison to the Talbots brand, especially in the areas of store payroll, catalog production, and marketing costs, which accounted for approximately 150 basis points of the increase, compounded by the decline in comparable store sales during the period.

The Company expects to decrease its marketing costs in 2008 in comparison to 2007 as the Company has decided to eliminate television and national print advertising in 2008. The Company will redirect a portion of the marketing costs to enhance customer outreach through increased catalog prospecting and web-based marketing.

Additionally, during the third and fourth quarter of 2007, the Company incurred expenses for executive compensation related to the commencement of employment of key members of the Company’s executive management team, including but not limited to the President and Chief Executive Officer; appointment of the Company’s Chief Operating Officer; Chief Creative Officer for the Talbots brand; President of the J. Jill brand; and the Executive Vice President, Chief Merchandising Officer for the Talbots brand. These expenses contributed to the increase by approximately 35 basis points, or $0.15 per share.

Impairment of Goodwill and Trademark

In 2007, the Company recorded an impairment of goodwill and trademarks of $149.6 million, before an income tax benefit of $5.8 million. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, to goodwill and indefinite lived trademarks and reviews annually for impairment or more frequently if impairment indicators arise. The Company has elected the first day of each fiscal year as its annual measurement date. The Company reviewed its goodwill and trademarks for impairment during the fourth quarter of 2007 in addition to its annual measurement date due to the weak sales and operating performance of the Company. As a result of the goodwill and trademark impairment tests, the Company concluded that the carrying amounts of the Stores and Direct Marketing reporting units of the J. Jill brand exceeded its fair value. The goodwill impairment charge of $134.0 million was determined by comparing the carrying value of goodwill of the reporting units with the implied fair value of goodwill of the reporting units. The trademark impairment charge of $15.6 million, before an income tax benefit of $5.8 million, was determined by comparing the carrying value of the trademark with the estimated fair value of the trademark. No impairment charges were recorded during 2006. The Company continues to believe in the potential of the J. Jill brand as a significant future growth vehicle for the Company.

Impairment of Store Assets

Impairment of store assets was $5.0 million in 2007, excluding store impairments associated with the closing of the Talbots Kids and Talbots Mens business concepts of $1.0 million as these charges are included in restructuring charges, in comparison to $1.3 million in 2006. As a result of the decline in sales performance during 2007 for the Company’s retail stores coupled with revised future projections, the Company’s impairment charge on store assets was increased from the prior year as well as historical levels.

Restructuring Charges

Restructuring charges were $9.3 million in 2007 compared to $0 in 2006. In October 2007, the Company announced that it initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a strategic plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year strategic plan to strengthen and grow the business. The Company incurred $9.3 million of costs relating to its strategic business plan in the fourth quarter of 2007 and refers to these costs as restructuring charges. Of the $9.3 million, $5.4 million relates to the closing of the Talbots Kids and Talbots Mens business concepts (see discussion below), $2.7 million relates to consulting services, $0.9 million relates to severance, and $0.3 relates to other non-cash charges The Company expects to incur material restructuring charges in 2008, in addition to the closing of the Talbots Kids and Talbots Mens business concepts, relating primarily to severance and professional services, as it implements the initiatives of its long-term strategic plan.

As part of the strategic review, the Company announced on January 4, 2008 that it would close its Talbots Kids and Talbots Mens business concepts, which includes closing the remaining 75 store locations. The strategic review revealed that these business concepts did not demonstrate the potential to deliver an acceptable long-term return on investment. For the year ended February 2, 2008 the Talbots Kids and Talbots Mens business concepts represented approximately 5% of the Company’s total net sales. The Company notified affected employees in early January 2008 of the decision. The Company plans to close all associated stores by September 2008. In the fourth quarter of 2007, the Company recognized $5.4 million of costs related to the closure of the Talbots Kids and Talbots Mens business concepts, consisting of non-cash charges of $3.5 million for asset impairments and accelerated depreciation, $0.6 million of severance, $0.4 million of lease exit costs (negotiated termination fees of $0.7 million net of non-cash deferred credits of $0.3 million), and $0.9 million of administrative and other costs. The closures will result in a reduction of workforce of approximately 800 full and part-time employees, or approximately 5% of the Company’s total workforce. The related severance will be expensed over the period of retention. The Company expects to incur additional costs of approximately $40.0 million in 2008, primarily related to lease exit costs. The lease exit costs are recorded when the Company negotiates a settlement with the landlord or vacates the existing space. If the Company is successful in negotiating settlements with the respective landlords, the Company anticipates that the lease exit costs will be paid by the third quarter of 2008. In the event that the Company is not successful in negotiating settlements, cash payments may be paid over the various remaining lease terms, which is currently through 2020.

The Company will be reporting the operating results of the Talbots Kids and Talbots Mens business concepts as part of ongoing operations through the second quarter of 2008. Upon closing the business concepts, which the Company believes will occur in the third quarter of 2008, these business concepts will be reported as discontinued operations and their operating results will be reclassified accordingly.

Net Interest Expense

Net interest expense in 2007 increased to $34.6 million from $24.5 million in 2006. In February 2006, the Company borrowed $400.0 million under a short-term facility in connection with the acquisition of J. Jill. The interest cost associated with this debt was largely offset by the earnings on the invested cash until May 3, 2006, when the borrowed funds were used to acquire J. Jill, resulting in less net interest expense in 2006 compared to 2007. On July 27, 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments. The Company’s average level of debt outstanding, including short-term and long-term borrowings, as well as average interest rates on the borrowings, were relatively consistent in both periods; $541.2 million in average borrowings in 2007 compared to $543.6 million in average borrowings in 2006, and average interest rates of 5.8% in both periods.

Additionally, a portion of the increase in interest expense was due to the Company’s election to change its financial statement classification for interest related to income taxes in connection with the Company’s adoption of FIN No. 48 on February 4, 2007. The Company has recorded $4.1 million of tax-related interest in net interest expense in 2007, while no tax-related interest was recorded in net interest expense in 2006.

Income Tax (Benefit) Expense

The income tax benefit in 2007 was $32.1 million, compared to an income tax expense in 2006 of $18.9 million. The effective tax rate in 2007 was 14.5%. Excluding the effect of the impairment of goodwill the effective tax rate was 35.7% compared to 37.5% in 2006. The decrease in the effective tax rate was primarily due to the inclusion of certain foreign income in 2007. On February 4, 2007, the Company adopted FIN No. 48 and elected to classify its interest related to income taxes in net interest expense rather than income tax expense. In 2007, $4.1 million of tax-related interest was recorded in net interest expense. In 2006, the tax-related interest was reflected in income tax expense.

Acquisition Related Costs

Acquisition related costs in 2007 were approximately $34.2 million, compared to approximately $39.6 million in 2006. Since the date of acquisition, the Company has incurred $73.8 million of acquisition related costs. Acquisition related costs include interest expense on the Company’s acquisition debt, amortization of acquired intangibles, and integration expenses.

Of the total $34.2 million of acquisition related costs in 2007, $0.7 million was included in cost of sales, buying and occupancy expense, $14.6 million was included in selling, general and administrative expense, and $18.9 million was included in interest expense within the Company’s consolidated statement of operations. Of the total $39.6 million of acquisition costs in 2006, $2.7 million was included in cost of sales, buying and occupancy expense, $19.3 million was included in selling, general and administrative expense, and $17.6 million was included in interest expense within the Company’s consolidated statement of operations.

Interest expense in 2007 on the acquisition debt increased by $1.3 million compared to 2006 due to the inclusion of a full year of gross interest expense in 2007, offset by repayments. The increased level of interest expense is expected to continue until the term loan is fully repaid in 2011. However, the interest expense specific to the term loan will decrease over time as the principal is repaid. The interest expense on the term loan will be impacted by changes in interest rates, which are re-set every three months based on changes in LIBOR.

Amortization of the J. Jill intangibles was $11.1 million in 2007 compared to $8.2 million in 2006. The $1.8 million increase in amortization expense is due to the inclusion of a full year of amortization expense in 2007. Amortization levels will continue to increase until 2010, at which time the amortization levels will start to gradually decline until 2019.

As the integration of J. Jill has progressed, integration expenses as a percentage of total acquisition related costs have decreased. Integration costs in 2007 were $4.2 million and have decreased by $9.6 million from 2006 integration expenses of $13.8 million.

The Company has made significant progress since the acquisition integrating the Company’s two brands, especially in back office functions. The Company realized approximately $36.0 million in cost synergies in 2007 resulting from four areas: sourcing, retail catalog operations, distribution, and back office support functions.

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

Acquisition Related Costs

In 2006, the Company recorded approximately $39.6 million, or $0.46 per diluted common share, of acquisition related costs. Acquisition related costs include amortization of acquired intangibles, integration expenses, employee retention plans, and interest expense on the Company’s term loan facility used to partially fund the acquisition.

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

Seasonality and Quarterly Fluctuations

The nature of the Company’s business is to have two distinct selling seasons, spring and fall. The first and second quarters of the fiscal year make up the spring season and the third and fourth quarters of the fiscal year make up the fall season. Within the spring season, direct marketing sales are typically stronger in the first quarter, while retail store sales are slightly stronger in the second quarter. Within the fall season, both retail and direct marketing sales are generally stronger in the fourth quarter. Total Company sales for the fourth quarters of 2007 and 2006 were 25.7% and 28.6%, respectively, of total sales for the year.

The following table sets forth certain items in the Company’s unaudited quarterly consolidated statements of operations as a percentage of net sales. The information as to any one quarter is not necessarily indicative of results for any future period.

	Fiscal Quarter Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	62.7	71.4	65.5	71.7
Selling, general and administrative expenses	34.3	30.7	35.6	31.9
Impairment of goodwill and trademarks	—	—	—	25.5
Impairment of store assets	—	—	0.4	0.5
Restructuring charges	—	—	—	1.6
Operating (loss) income	3.0%	(2.1)%	(1.5)%	(31.2)%

	Fiscal Quarter Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	60.1	69.9	63.1	69.0
Selling, general and administrative expenses	29.9	30.0	33.2	9.7
Operating income	10.0%	0.1%	3.7%	21.3%

Historically, the Talbots brand merchandising strategy focused on liquidating seasonal inventory at the end of each selling season. Generally, the Company achieved this by conducting major sale events at the end of the second and fourth quarters, followed by clearance selling in the Talbots brand outlet stores. In August 2007, the Talbots brand introduced a web outlet as an additional vehicle to liquidate its markdown inventory. The J. Jill brand merchandising strategy has focused on liquidating overstock inventory through price reductions in the retail stores and online, sale catalogs, and the J. Jill brand outlet stores. These sales events and promotional activities produce an increase in sales volume; however, since marking down the value of inventory increases expense, the Company’s cost of sales, buying and occupancy expenses increase as a percentage of net sales. Merchandise inventories typically peak in the third quarter in preparation for the fall and holiday season. The Company’s selling, general and administrative expenses as a percentage of sales are generally highest in the first and third quarters as a result of sales volumes.

The combined effect of the patterns of net sales, cost of sales, buying and occupancy expenses and selling, general and administrative expenses, described above, have historically produced higher operating income margins, as a percent of sales, in the first and third quarters. In the future and beyond, the Company believes operating income margins, as a percent of sales, could be more consistent across quarters due to the change in merchandising strategy implemented by the Company at the end of 2007. In November 2007, the Company altered its markdown strategy from four major sale events per year to regular monthly sale events. The Company plans to utilize this strategy across both brands going forward. The change in promotional cadence is expected to provide consumers sale merchandise at a more relevant time and in turn is expected to improve product flow and gross margins for the brand.

Liquidity and Capital Resources

The Company’s primary sources of capital are cash flows from operating activities, cash on hand, and line of credit facilities from four banks, with maximum available short-term borrowings of $140.0 million as of February 2, 2008. At February 2, 2008, and February 3, 2007, the Company had borrowings outstanding under these facilities in the amounts of $0 and $45.0 million, respectively. Average borrowings under the Company’s short-term line of credit facilities were $103.7 million and $50.8 million during the years ended February 2, 2008 and February 3, 2007, respectively.

Since the acquisition of J. Jill, the Company’s working capital needs have significantly increased. When the Company acquired J. Jill in May 2006, J. Jill had a $70.0 million revolving credit facility that was used for working capital needs and letters of credit related to inventory purchases. Upon the acquisition of J. Jill, the J. Jill revolving credit facility was terminated. In March 2007, the Company increased its availability under its line of credit facilities by $25.0 million from $115.0 million to $140.0 million. In August 2007, the Company obtained additional capacity under its line of credit facilities, increasing its availability by $30.0 million from $140.0 million to $170.0 million. The Company’s line of credit facilities are uncommitted and are maintained at the sole discretion of the banks. In December 2007, one bank retracted its existing $30.0 million line of credit facility that was scheduled to expire in February 2008. The Company repaid its outstanding balance on this $30.0 million line of credit facility in December when it became due. Subsequent to year end, in March 2008, the Company increased its availability under its line of credit facilities by $25.0 million from $140.0 million to $165.0 million. The Company is currently in discussions with other banks to further increase its availability under its existing line of credit facilities. The Company’s Board of Directors has also authorized the Company to seek additional availability up to a potential $200.0 million in total to address future working capital needs. There is no assurance that the Company will be successful in increasing its current working capital facility or achieve such additional availability. There also can be no assurance that its current working capital availability will at all times be sufficient to meet the Company’s working capital needs in the amounts needed. In the event that the Company is unable to increase its borrowing availability under its credit facilities, the Company would expect to explore other capital or financing sources. There can be no assurance that any such other capital or financing sources would be available in the amount or at the time needed.

While the Company has increased its capacity under its short-term line of credit facilities and may do so further, the Company’s ability to borrow under these facilities is constrained by financial covenants related to the Company’s term loan facility (the “Acquisition Debt”), including its leverage ratio which is impacted by total borrowings. In the event that the Company is in default on its covenants, the Acquisition Debt could become immediately due and payable unless a waiver of or an amendment to the financial covenants could be obtained. In November 2007, the Company entered into an amendment to the Acquisition Debt agreement with its lenders which changed its leverage ratio and fixed charge coverage ratio financial covenants through the remaining term of the loan, effective November 3, 2007. The Company was in compliance with its revised financial covenants as of February 2, 2008.

The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting a change in control in which AEON USA is no longer the majority shareholder, liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of additional indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a leverage ratio (calculated as total indebtedness divided by a 12 month rolling consolidated earnings before interest, taxes, depreciation and amortization, impairment charges, restructuring charges, and discontinued operations (“EBITDA” as defined in the agreement). In November 2007, the leverage ratio was amended. For the period from November 3, 2007 through fiscal year 2008, the leverage ratio is not to exceed 4.0 to 1.0. For fiscal year 2009, the leverage ratio is not to exceed 3.5 to 1.0 and for fiscal year 2010 and thereafter, the leverage ratio is not to exceed 3.0 to 1.0. Other financial covenants under the agreement include a minimum net worth (calculated as the sum of the par value of all outstanding common stock, additional paid-in-capital, and retained earnings) of $500 million; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations). In November 2007, the fixed charge coverage ratio was amended. For the period from November 3, 2007 through fiscal year 2008, the fixed charge coverage ratio may not be less than 1.25 to 1.0. For fiscal year 2009, the fixed charge coverage ratio may not be less than 1.4 to 1.0 and for fiscal year 2010 and thereafter, the fixed charge coverage ratio may not be less than 1.6 to 1.0.

The Company’s financial covenants are required to be calculated at the end of each of the Company’s fiscal quarters for as long as the Acquisition Debt is outstanding. The Company’s working capital requirements and borrowing needs are typically highest during the third quarter in preparation for the fall selling season and lowest during the second and fourth quarters. The Company has considered its expected future working capital and borrowing needs and expected future earnings in evaluating its financial covenants. There can be no assurance that the Company will satisfy its financial covenants as of each determination date. In addition, any failure by the Company to meet its sales plan at the Talbots brand or J. Jill brand at any time would cause reduced sales and likely increased markdowns, which could negatively impact gross margin and profitability and the Company’s ability to meet its financial covenants. If the Company determines that it is likely that it will not satisfy any of its financial covenants, either as a result of its expected operating results or borrowing needs, the Company would expect to seek a waiver or an amendment of such financial covenants. In the event that the Company does not satisfy one or more financial covenants as of the determination date and, in addition, is unable to obtain a waiver or further amendment of such financial covenants, the Acquisition Debt as well as other indebtedness could be accelerated.

The Company had letter of credit agreements totaling $265 million at February 2, 2008, which it has historically used primarily for the purchase of the majority of its merchandise inventories. At February 2, 2008 and February 3, 2007, the Company had $158.4 million and $180.5 million, respectively, outstanding under these letters of credit. The $265.0 million of letter of credit agreements at February 2, 2008 were held with two banks in the amounts of $135.0 million and $130.0 million. In April of 2008, the Company’s letter of credit facility with one of its banks was reduced from $135.0 million to $60.0 million. The bank also notified the Company that the revised $60.0 million limit would be gradually reduced to $0 through August of 2008. Also, in February of 2008, the Company’s letter of credit agreement for the remaining capacity of $130.0 million expired. The Company and the bank held discussions through April of 2008 regarding the agreement that had expired and the potential for a new agreement. During that time, the bank continued to allow the Company to utilize letters of credit under the terms of the expired agreement. In April of 2008, the bank notified the Company that it would honor the then current outstanding drawings under the letter of credit agreement, but that no new facility would be provided and no new drawings under the agreement would be accepted.

However, the Company has successfully negotiated “open account” terms, with improved payment terms, with those vendors that currently represent the majority of the Company’s merchandise purchases, and the Company may pursue open account terms with other merchandise vendors as well. These “open account” payment terms do not require letters of credit and are expected to largely offset the reduction and elimination of the letter of credit facilities. The negotiated new vendor payment terms are also expected to favorably impact cash flow.

The Company is also pursuing new letter of credit arrangements with other lenders to utilize for certain inventory purchases, particularly for smaller merchandise vendors. The Company will continue to use the remaining balance of its letter of credit facility up to August 8, 2008, when it is reduced to zero, while it pursues a replacement letter of credit facility.

There can be no assurance that the Company will obtain new letter of credit facilities to cover merchandise purchases if and when needed or that the Company will at all times be able to purchase all of its merchandise inventory through open account payment terms with merchandise vendors.

The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended February 2, 2008, February 3, 2007, and January 28, 2006:

	2007	2006	2005

Net cash provided by operating activities	$225,385	$134,392	$211,438
Net cash used in investing activities	(84,812)	(580,813)	(72,684)
Net cash (used in) provided by financing activities	(152,456)	379,566	(67,596)
Cash and cash equivalents, end of year	$25,476	$35,923	$103,020

During 2007, cash and cash equivalents decreased by $10.4 million compared to a decrease of $67.1 million during 2006. Cash flows from operations during 2007 of $225.4 million, as well as short-term borrowings, allowed the Company to continue to integrate the Talbots and J. Jill brands, invest in property and equipment, pay its scheduled principal and interest on its Acquisition Debt, and pay dividends for the thirteenth consecutive year.

Cash provided by operating activities

Cash provided by operating activities increased by $91.0 million to $225.4 million in 2007, as compared to $134.4 million in 2006. The $188.8 million loss in 2007 was offset by non-cash charges of $286.4 million, primarily including an impairment charge on the Company’s acquired goodwill and trademark of $149.6 million, depreciation and amortization of $130.5 million, stock-based compensation of $19.2 million, and an impairment charge on store assets of $6.0 million. The $31.6 million of net income in 2006 was increased by non-cash charges of $146.3 million, primarily including depreciation and amortization of $121.2 million, stock-based compensation of $18.0 million, and an impairment of store assets of $1.3 million. The remaining increase in cash provided by operating activities was due changes in inventory levels, accounts payable, and accrued liabilities.

The change in inventory levels was due to the Company’s planned reduction of Talbots brand inventory receipts during 2007. The Company currently plans to reduce inventory receipts across both brands further in both the spring and fall seasons of 2008 in comparison to 2007, with both spring and fall commitments currently expected to be down high single digits in comparison to 2007. The Company believes that maintaining leaner inventories will be a key component to improving gross margins in 2008.

The change in accounts payable and accrued liabilities is primarily due to the deferral of vendor payments for expenses and merchandise shipments. The Company obtained better payment terms from its vendors in order to pay down its short-term line of credit facilities at February 2, 2008 which improved cash flow, outstanding debt, and financial covenant coverage. The Company expects to receive improved payment terms from its merchandise vendors in 2008 which would provide for improved cash flows from operating activities.

Cash used in investing activities

Cash used in investing activities was $84.8 million in 2007 compared to cash used in investing activities of $580.8 million in 2006. Additions to property and equipment during 2007 primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. During 2007, the Company opened 43 new Talbots brand stores and 32 new J. Jill brand stores, and spent approximately $67.8 million on new store openings and expansions and renovations of existing stores. During 2006, the Company opened 50 new Talbots brand stores and 34 new J. Jill brand stores from the date of acquisition, and spent approximately $94.4 million on new store openings and expansions and renovations of existing stores. In 2008, the Company has elected to reduce its expected capital spending in 2008 to $75.0 million. The Company plans to scale back its store expansion plan to approximately 46 stores, including 27 Talbots brand stores and 19 J. Jill brand stores, during 2008. This level of store expansion is significantly down from the Company’s historical levels and will enable the

Company to preserve more capital for information technology enhancements, specifically for the growth of the brands websites, and store conversions. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during 2008 and the number, type, and timing of stores being opened, expanded, renovated and relocated.

The primary use of cash in investing activities during 2006 was the purchase of J. Jill in May 2006. The Company paid $518.3 million (or $493.9 million net of cash acquired) in cash to purchase J. Jill.

Cash (used in) provided by financing activities

Cash used in financing activities during 2007 was $152.5 million compared to cash provided by financing activities during 2006 of $379.6 million. The primary use of funds during 2007 was to pay down $80.0 million of the Acquisition Debt. The Acquisition Debt is expected to be repaid in equal quarterly installments of $20.0 million over the five-year term, ending in July 2011. Since the acquisition of J. Jill, the Company’s working capital needs have increased, and have required the Company to borrow additional funds from its existing line of credit facilities. During 2007, the Company repaid net borrowings from its short-term line of credit facilities in the amount of $45.0 million. Additionally, the Company paid $28.4 million in dividends during 2007. The dividends were paid at a rate of $0.13 per share during each quarter. On February 29, 2008, the Company announced that its Board of Directors approved the payment of a quarterly dividend of $0.13 per share payable on or before March 24, 2008 to shareholders of record as of March 10, 2008. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook. In light of the current macro-economic environment and the Company’s outlook and future results, there can be no assurance that dividends will be paid at the same rate, or at all, in the future.

The primary source of cash from financing activities during 2006 was the Company’s borrowings of $400.0 million to finance the acquisition of J. Jill. Also during 2006, the Company paid $27.5 million in dividends. The dividends were paid at a rate of $0.12 during the first quarter of 2006 and at a rate of $0.13 during the second, third, and fourth quarters of 2006.

Future cash flows

The Company’s primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak buying seasons typically in the first and third quarters, ongoing operations, the repayment of debt, capital expenditures for new Talbots brand and J. Jill brand stores, the expansion and renovation of existing stores and facilities, for information technology and other infrastructure needs, and the payment of any dividends that may be declared from time to time. For at least the next twelve months, the Company believes its cash flows from operating activities and funds that are expected to be available under its credit facilities and credit from vendors will be sufficient to meet its expected capital expenditures, working capital requirements, and debt service payments.

The sufficiency of cash flows and available credit is dependent upon and may be adversely impacted by many factors, including: achieving the Company’s sales plan for the year for each of the Talbots brand and J. Jill brand; continued worsening of the macro-economic environment; the Company’s continued ability to purchase merchandise on open account purchase terms from merchandise vendors at expected levels; the Company’s ability to reduce cash spending in the event that cash flows from operations and available credit and borrowings are not sufficient to fund existing operating plans, merchandise purchases, planned capital expenditures, and strategic initiatives; executing and realizing the benefits of the strategic initiatives being implemented in 2008 (including anticipated lower inventory levels and timing, expected operating and other cost reductions, reduced markdown exposure, and the successful closing of the Talbots Kids and Talbots Mens business concepts and other announced underperforming stores); and whether the Company will be able to increase its borrowing capacity under its credit facilities if and as may be needed. In the event the Company is unable to increase its borrowing capacity under its credit facilities and if at any time cash flows from operations and available credit are not sufficient to fund cash needs, particularly during peak working capital buildup periods, the Company would expect to explore other capital or financing sources. There can be no assurance that any such other capital or financing sources would be available in the amounts or in the time periods needed.

Critical Accounting Policies

The preparation of the Company’s financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the applicable balance sheets and the reported amounts of net sales and expenses during the applicable reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to inventories, product returns, customer programs and incentives, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation. The estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates if actual events or experience were different from their assumptions.

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

Inventory Markdown Reserve.  Merchandise inventory is a significant asset on the Company’s balance sheet, representing approximately 21.9% of total assets at February 2, 2008. Historically, the Company managed its Talbots brand inventory levels by typically holding four major sale events per year in its stores and catalog, consisting of two mid-season sales and two end-of-season clearance sales. These events served to liquidate remaining inventory at the end of each selling season after which remaining goods are transferred to the Talbots brand outlet stores. In November 2007, the Company changed its markdown cadence from its historical four clearance events per year to markdowns on a monthly basis. The Company believes that this change will allow the brand to improve its product flow to ensure new and relevant offerings for its customer. The Company has managed its J. Jill brand inventory levels primarily by internal liquidation vehicles including sales catalogs, Internet, price reductions in the retail stores, and the J. Jill brand outlet stores. After the internal capacity is exceeded, external channels such as discount marketers and inventory liquidators may be utilized.

Consistent with the retail inventory method, at the end of each reporting period, reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining markdown past-season inventory.

The key factors influencing the reserve calculation are the overall level of markdown inventory at the end of the reporting period and the expectation of future markdowns on this same merchandise. The future markdown rate is reviewed regularly by comparing actual markdowns taken against previous estimates. These results are then factored into future estimates. Historically, the difference between management’s estimates and actual markdowns has not been significant.

If market conditions were to decline or customer acceptance of product was not favorable, the Company may have excess inventory on hand and may be required to mark down inventory at a greater rate than estimated, resulting in an incremental charge to earnings. Management believes that at February 2, 2008 and February 3, 2007, the markdown reserve was appropriate based on current markdown inventory levels, historical markdown trends, and forecasts of future sales of markdown inventory. The markdown reserve rate at February 2, 2008 and February 3, 2007 was 55% and 50%, respectively, of past season markdown inventory. A 100 basis point increase or decrease in this rate would impact pre-tax income by approximately $0.3 million in both 2007 and 2006.

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

The sales return reserve calculation consists of two separate components. The “stores” component is based on an analysis that tracks daily sales over the preceding six or twelve month period and actual returns processed against those sales. A six or twelve month rolling average return rate is applied against the actual sales and the difference between the estimated returns and actual returns is booked as a reserve. The model also applies a component to reduce the reserve for returns that result in merchandise exchanges. These types of returns are tracked by the store systems and the estimate is applied against the return reserve. The “direct marketing” component is based on a similar process except that sales are tracked by catalog and return rates are based on forecasted estimates for the entire life of the catalog and are based on current and historical return experience. Periodically both components of the calculation are validated by comparing the assumptions used to the actual returns processed. Historically, the difference between estimated sales returns and actual returns has not been significant.

If customer acceptance of the product was not favorable or the product quality were to deteriorate, future actual returns may increase, resulting in a higher return rate and increased charges to earnings. Management believes that the reserve balances at February 2, 2008 and February 3, 2007 of $13.2 million and $11.1 million, respectively, were appropriate based on current sales return trends and reasonable return forecasts.

Customer Loyalty Program.  The Company maintains a customer loyalty program in which Talbots U.S. brand customers receive “appreciation awards” based on reaching a specified purchase level on their Talbots charge accounts. Customers may redeem their appreciation awards toward future merchandise purchases on the Talbots charge card. Appreciation awards, by their terms, expire one year from the date of issuance. Typically, the customer receives one point for each one dollar purchased. Each time a customer reaches 500 points within the program year, the customer is issued a twenty-five dollar appreciation award. Typically, the Company runs three promotional events, in March, September, and December, where the customer is credited two points for each one dollar purchased. In 2007, the Company also ran an additional promotional event in June.

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

Actual award grants and redemptions may vary from estimates based on actual customer responsiveness to the program and could result in additional expense. Management believes that the accrual balances at February 2, 2008 and February 3, 2007 were appropriate based on recent purchase levels and expected redemption levels. A 1% change in redemptions or issuances would have changed pre-tax income by approximately $0.1 million in 2007 and $0.2 million in 2006.

Retirement Plans.  The Company sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all full-time Talbots brand and shared service employees; two non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots brand current and former key executives impacted by Internal Revenue Code limits; and provides certain medical benefits for most Talbots brand retired employees under postretirement medical plans. In 2007, the Company elected to close participation in the Pension Plan for all associates hired or rehired after December 31, 2007, however the Company has chosen not to stop the accrual for future benefits for employees hired by the Company on or before December 31, 2007. In calculating its retirement plan obligations and related expense, the Company makes various assumptions and estimates. The annual determination of expense involves calculating the estimated total benefit ultimately payable to plan participants and allocates this cost to the periods in which services are expected to be rendered. The plans are valued annually as of December 31st.

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

The assumed discount rate utilized is based, in part, upon a discount rate modeling process that involves applying a methodology which matches the future benefit payment stream to a discount curve yield for the plan. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and periodic expense attributable to its employee benefits plans. At December 31, 2007 and 2006, the discount rates used for the Pension Plan were 6.5% and 6.0%, respectively. The discount rates used for the SERP were 6.25% and

6.0% at December 31, 2007 and 2006, respectively. To the extent that the discount rate increases or decreases, the Company’s obligations are decreased or increased accordingly. A 25 basis point decrease in the discount rates utilized would have impacted the Company’s pre-tax income by $1.3 million in 2007 and $1.5 million in 2006.

The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. The expected average long-term rate of return on assets is based on an analysis which considers: actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the three major classes of investments in which the Company invests (debt, equity, and foreign securities) for the period since the Pension Plan’s inception and for the longer period commencing when the return data was first tracked, and expectations of future market returns from outside sources for the three major classes of investments in which the Company invests. This rate is utilized primarily in estimating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over approximately five years. During both 2007 and 2006, the Company utilized 9.0% as the expected long-term rate of return on plan assets. A 25 basis point decrease in the expected long-term rate of return on plan assets would have impacted the Company’s pre-tax income by $0.3 million and $0.2 million in 2007 and 2006, respectively.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is based on historical and expected compensation increases. The Company utilized a rate of 4.0% for both periods beginning December 31, 2006 and December 31, 2005. This rate is utilized principally in estimating the retirement obligation and annual expense. An increase in the assumed average rate of compensation increase from 4% to 5% would have impacted the Company’s pre-tax income by $2.3 million in 2007 and $2.2 million in 2006.

The assumed health care expense trend rates have a significant effect on the amounts reported for the postretirement medical plans. The healthcare cost escalation rate is used to determine the postretirement obligation and annual expense. At December 31, 2007 and 2006, the Company used 10.0% and 11.0%, respectively, as initial cost escalation rates that gradually trend down to 5.0%. To the extent that these rates increase or decrease, the Company’s obligation and associated expense are increased or decreased accordingly. An increase in the assumed health care trend rate from 10% to 11% in 2007 would have no material impact on the Company’s pre-tax income. An increase in the assumed health care trend rates from 11% to 12% would have impacted the Company’s pre-tax income by $0.1 million in 2006.

At December 31, 2007 and 2006, management believes that the assumptions used in the calculation of its retirement plans and postretirement medical plan liabilities were reasonable.

Impairment of Long-lived Assets.  The Company periodically reviews the period of depreciation or amortization for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to determine whether current circumstances warrant revised estimates of useful lives. The Company monitors the carrying value of its assets for potential impairment based primarily on projected future cash flows. If an impairment is identified, the carrying value of the asset is compared to its estimated fair value and provisions for impairment are recorded as appropriate.

Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. The Company’s estimates of future operating cash flows are based upon the Company’s experience, knowledge, and expectations. However, these estimates can be affected by factors such as the Company’s future operating results, future store profitability, and future economic conditions that can be difficult to predict. While the Company believes that its estimates are reasonable, different assumptions regarding items such as future cash flows could affect the Company’s evaluations and result in impairment charges against the carrying value of those assets. Additionally, the Company’s initiative to continue to critically assess individual store profitability on an ongoing basis in an effort to restore profitability could result in an increased number of stores closed, resulting in a larger impairment charge against the carrying value of the associated store assets in future periods. The Company recorded impairment charges relating to store assets in the amount of $6.0 million (including store impairments relating to the closing of the Talbots Kids and Talbots Mens business concepts of $1.0 million included within restructuring charges) and $1.3 million for the years ended February 2, 2008 and February 3, 2007, respectively.

Impairment of Goodwill and Other Intangible Assets.  The Company tests goodwill and trademarks for impairment using a fair value approach at the reporting unit level, or one level below an operating segment, on an annual basis, or when events indicate that the carrying value of the asset may be impaired. The Company has elected the first day of each fiscal year as its measurement date. The Company completed its annual goodwill and trademark impairment tests as of the first day of each of the 2005, 2006 and 2007 fiscal years and as a result, no impairments were recognized.

In the fourth quarter of 2007, the Company performed an additional goodwill and trademark impairment test due to the lower than expected sales and operating performance of the Talbots and J. Jill brands as well as the overall decline on the Company’s market value.

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The evaluation of goodwill requires the Company to use significant judgments and estimates, including but not limited to projected future revenues, cash flows, and discount rates. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

The fair value of the Talbots brand reporting units exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required. The fair value of the J. Jill brand reporting units was below the carrying value of the assigned net assets, therefore the second step was required. As a result, the Company recorded an impairment charge of $134.0 million relating to goodwill.

Trademarks that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above. The fair value of the Company’s trademarks are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. Significant differences between these estimates and actual results could materially affect the Company’s future financial results. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

As a result of the impairment analysis performed in connection with the Company’s trademarks with indefinite lives, the Company determined that the carrying value of the trademark related to its J. Jill reporting units exceeded its estimated fair value. Accordingly, during 2007, the Company recorded pre-tax charges of $15.6 million ($9.8 million after-tax) to reduce the value of the trademark to its estimated fair value. This impairment primarily resulted from a decline in future anticipated cash flows relating to the J. Jill brand.

Income Taxes.  The Company is routinely under audit by various domestic and foreign tax jurisdictions. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings and changes in the expected outcome of audits. Management believes that at February 2, 2008 and February 3, 2007, the accruals for income taxes were appropriate.

The Company adopted the provisions of FIN No. 48 on February 4, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN No. 48, as of February 4, 2007, the Company recognized a $4.7 million increase in its reserve related to uncertain tax positions which was recorded as a reduction to the February 4, 2007 balance of retained earnings. Additionally, the Company recorded an increase in deferred tax assets of $24.0 million, a corresponding increase in the reserve related to uncertain tax positions of $18.6 million, and an increase in accrued tax related interest of $5.4 million related primarily to federal tax benefits associated with certain state tax and interest reserves and timing differences. As of the adoption date, the Company had unrecognized tax benefits of approximately $41.5 million of which $23.0 million, if recognized, would impact the effective tax rate. As of February 2, 2008, the Company had unrecognized tax benefits of $37.9 million, of which $20.9 million, if recognized, would impact the effective tax rate. As of February 2, 2008 and February 4, 2007, the total amount of accrued tax-related interest and penalties included in other liabilities was as follows: tax-related interest of $17.7 million and $13.6 million, respectively, and penalties of $3.4 million and $3.1 million, respectively.

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

Stock-Based Compensation.  The Company accounts for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123R. To calculate the fair value of options, the Company uses the Black-Scholes option-pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated expected volatility of the Company’s common stock price over the expected term, the expected dividend rate, and the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the options.

The expected life represents the weighted average period of time that share-based awards are expected to be outstanding, giving consideration to vesting schedules, historical exercise patterns, and expectations of future exercise patterns. The Company’s expected volatility of its common stock price is based primarily upon historical volatilities of the Company’s stock from public data sources and also considers implied factors that may influence the Company’s volatility. The expected dividend yield is based on the anticipated annual payment of dividends. The risk free interest rate is based on data derived from public sources regarding U.S. Treasury zero-coupon bond issues. Management’s estimates of expected volatility and expected life have the greatest impact on determining the fair value of options granted. If the expected volatility or expected life were to increase, the fair value of the stock award would be higher resulting in increased compensation charges. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company utilized different assumptions, the recorded stock-based compensation expense could be materially different in the future.

The fair values of nonvested stock awards and restricted stock units are based on the closing stock price on the date of grant and the related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The vesting period on awards granted as performance accelerated nonvested stock is a five year period, but can be accelerated to three years after the grant date depending on the achievement of certain corporate financial goals. If the Company determined that the achievement of certain corporate financial goals was going to occur where it had previously concluded that achievement of such goals would not occur, then the vesting period would be reduced at that time and the future related expense amounts would increase. Certain other shares of nonvested stock are time vested generally between periods of two to four years. Restricted stock units generally vest over one year.

In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. The Company estimates the forfeiture rate based on historical experience as well as expected future behavior. Management compares actual forfeitures with estimates and revises its estimates if differences occur. If actual forfeitures rates are lower than management’s estimates, the Company’s compensation expense would increase. Conversely, if actual forfeitures are greater than management’s estimates, the Company’s compensation expense would decrease. The Company’s results of operations will be impacted by differences between estimated and actual forfeitures. A 1% decrease in the assumed forfeiture rate would have decreased the Company’s pre-tax income by $0.2 million and $0.1 million for the years ended February 2, 2008 and February 3, 2007, respectively.

The future impact of the cost of share-based compensation on the Company’s results of operations, including net income and earnings per diluted share, will depend on, among other factors, the level of the Company’s equity awards in the future as well as the market price of shares at the time of award as well as various other assumptions used in valuing such awards.

Contractual Commitments

Below is a summary of the Company’s on-going significant contractual commitments as of February 2, 2008 (in thousands):

		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt, including estimated interest payments*	$418,832	$94,945	$261,397	$62,490	$—
Letter of credit agreements	158,365	158,365	—	—	—
Operating leases:
Real estate	1,110,536	183,086	351,345	276,942	299,163
Equipment	14,094	5,678	7,881	515	20
Merchandise purchases	470,200	470,200	—	—	—
Construction contracts	12,737	12,737	—	—	—
Other contractual commitments	41,232	27,043	14,189	—	—
Long-term obligations:
Non-qualified retirement plans	38,991	5,826	9,774	5,907	17,484

Total Commitments	$2,264,987	$957,880	$644,586	$345,854	$316,667

*	Interest payments were estimated using the Company’s current borrowing rates as of February 2, 2008.

Long-term debt.  In February 2006, the Company entered into a $400.0 million bridge loan agreement in connection with its planned acquisition of J. Jill. On July 27, 2006, the bridge loan was converted into a Term Loan (the “Acquisition Debt”). Pursuant to the Acquisition Debt agreement, the Company borrowed $400.0 million to be repaid in equal $20.0 million quarterly installments over five years through July 27, 2011. The Acquisition Debt constitutes a senior unsecured obligation of the Company. The Acquisition Debt bears interest at a rate per annum equal to LIBOR plus 0.35%. As of February 2, 2008, there was $280.0 million in borrowings outstanding under the Acquisition Debt. The interest rate on the Acquisition Debt as of February 2, 2008 was 3.6%.

In addition, as of February 2, 2008, the Company has revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80.0 million, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of February 2, 2008, the weighted average interest rate on the loans was 4.8%. None of the outstanding balance is currently payable. At February 2, 2008, the Company had $80.0 million outstanding under its Revolving Credit Agreements. Of the $80.0 million outstanding, $46.0 million is due in April 2009 and $34.0 million is due in January 2010, but may be extended upon approval from the banks. At February 3, 2007, the Company had $100.0 million outstanding under revolving credit agreements.

In April 2007, the Company converted $20.0 million of revolving credit borrowings into a term loan (the “Term Loan”). The principal on the Term Loan is due in April 2012. Interest on the Term Loan is due every six months and is fixed at 5.8% for the first two interest periods from April 2007 through April 2008, and is fixed at

5.9% for the remaining interest periods through April 2012. As of February 2, 2008, the Company had $20.0 million outstanding under its Term Loan.

As part of the J. Jill acquisition, Talbots assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum. As of February 2, 2008, the Company had $9.0 million outstanding under its Tilton Facility Loan.

Line of Credit (Notes payable to banks).  At February 2, 2008, the Company had $140.0 million available under its line of credit facilities. The Company’s line of credit facilities are uncommitted and are maintained at the sole discretion of the banks. At February 2, 2008 and February 3, 2007, there was $0 and $45.0 million, respectively, outstanding under these facilities. In March 2008, the Company increased its available borrowings by $25.0 million from $140.0 million to $165.0 million.

Letters of Credit.  The Company has letter of credit agreements totaling $265.0 million at February 2, 2008, which it uses primarily for the purchase of merchandise inventories. At February 2, 2008 and February 3, 2007, the Company had $158.4 million and $180.5 million, respectively, outstanding under these letters of credit. These letter of credit facilities will no longer be available during 2008. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.”

Operating Leases.  The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2024. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that the Company pay real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Included in the schedule above are 43 executed leases related to future new stores not yet opened at February 2, 2008. Additionally, included in the table above are leases for both store equipment and other corporate equipment with lease terms generally between three and five years. The table above includes the remaining lease payments for the Talbots Kids, Talbots Mens, and Talbots Misses stores located in the United Kingdom, for which the Company has not negotiated a lease settlement as of February 2, 2008. The Company expects to incur approximately $34 million relating to lease exit costs by the third quarter of 2008 if the Company is successful in negotiating lease settlements concerning remaining scheduled lease payments with the respective landlords. These costs are not reflected in the table above. If the Company is not successful in negotiating settlements, cash payments (which may vary from estimated amounts) may be made over the various remaining lease terms, which is currently through 2020.

Merchandise Purchases.  The Company generally makes merchandise purchase commitments up to six to twelve months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The table above includes all merchandise commitments outstanding as of February 2, 2008.

Construction Contracts.  The Company enters into contracts to facilitate the build-out and renovation of its stores. The table above summarizes commitments as of February 2, 2008. Total capital expenditures for 2008 are currently expected to be reduced to approximately $75 million, of which approximately $50 million, or 67%, is currently allocated for store construction and renovation.

Other Contractual Commitments.  The Company routinely enters into contracts with vendors for products and services in the normal course of operation. These include contracts for insurance, maintenance on equipment, services, and advertising. These contracts vary in their terms but generally carry 30 day to three-year terms.

Long-Term Obligations.  The Company sponsors non-qualified retirement benefit plans for certain employees. This includes the SERP and a supplemental 401(k) plan for certain executives impacted by Internal Revenue Code limits on benefits and compensation. Additionally, the Company sponsors two deferred compensation plans that allow certain members of the Company’s management group to defer a portion of their salary. The Company also provides post retirement medical plans to its Talbots brand employees. Included in this table are estimates of annual cash payments under these non-qualified retirement plans.

The Company’s defined benefit pension plan obligations historically have been excluded from the contractual obligation table above because the Company has had no current requirements under the Employee Retirement

Security Act (“ERISA”) to contribute to the plan as the Company had prepaid its liability for the 2007 and 2006 plan years. In 2008, however, the Company is required to contribute to the plan as the Company did not prepay its liability in 2007 for the 2008 plan year. The Company expects to make a contribution to the plan of approximately $12.5 million, and this amount is not reflected in the table above.

Unrecognized Tax Benefits.  The table above does not include liabilities related to unrecognized tax benefits under FIN No. 48. As the Company is unable to reasonably predict the timing of settlement of such FIN No. 48 liabilities, the table does not include $59.0 million of income tax, interest, and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within the Company’s consolidated balance sheet as of February 2, 2008.

Inflation and Changing Prices

The Company believes changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect the Company in the future.

Exchange Rates

Most foreign purchase orders are denominated in U.S. dollars. However, as of February 2, 2008, the Company operated 28 Talbots brand stores in Canada and three Talbots brand stores in the United Kingdom. Each operation generates sales and incurs expenses in its local currency; however, each currency is generally stable and these operations represent only a small portion of total Company operations. Accordingly, the Company has not experienced any significant impact from changes in exchange rates.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which applies to all employers who offer defined benefit postretirement plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur. The Company adopted the recognition provisions of SFAS No. 158 as of February 3, 2007. Application of this standard resulted in a decrease to other assets of $1.3 million, an increase to other liabilities of $27.7 million and a decrease to accumulated other comprehensive income of $17.3 million, net of tax. The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated statements of operations or statements of cash flows. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. The Company is required to adopt the measurement provisions of SFAS No. 158 for its fiscal year ending January 31, 2009.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on February 3, 2008 did not have a material effect on the Company’s financial position or results of operations.

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

Certain factors that may cause actual results to differ from such forward-looking statements are included in Item 1A to this Annual Report and in the discussion included in this Annual Report, as well as in other reports filed with the SEC and in the Company’s publicly disseminated earnings and sales releases, all of the foregoing of which are available on the Company’s website at thetalbotsinc.com under “Investor Relations” and you are urged to carefully consider all such factors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

As of February 2, 2008, the Company had outstanding variable rate borrowings of $280.0 million under its $400.0 million term loan facility and $80.0 million under its revolving credit facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $1.4 million for the year ended February 2, 2008.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 2, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of February 2, 2008.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of February 2, 2008. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Management, with the participation of its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008 and concluded that it was effective as of that date.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, issued a report on the Company’s internal control over financial reporting. Their report appears below.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, identified in connection with the evaluation of its internal control performed during the quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Talbots, Inc.
Hingham, Massachusetts

We have audited the internal control over financial reporting of The Talbots, Inc. and subsidiaries (the “Company”) as of February 2, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2008 of the Company and our report dated April 16, 2008 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
April 16, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the Company’s directors and nominees under the caption “Election of Directors” and the information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance” in the Company’s Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders, information concerning the Company’s executive officers set forth in Part I, Item 1 above under the caption “Executive Officers of the Company,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders, are incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the Company’s chief executive officer, senior financial officers and all other Company employees, officers and Board members. The Code of Ethics is available on the Company’s website, www.thetalbotsinc.com, under “Investor Relations,” and is available in print to any person who requests it. Any substantive amendment to the Code of Ethics and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on the Company’s website, www.thetalbotsinc.com, under “Investor Relations.”

Item 11.	Executive Compensation.

The information set forth under the caption “Executive Compensation,” the information concerning director compensation under the caption “Director Compensation,” and the information under the caption “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Compensation Committee Report” is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Beneficial Ownership of Common Stock” and the information under the caption “Equity Compensation Plans” in the Company’s Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Transactions with Related Persons” in the Company’s Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services to be provided by the Company’s independent registered public accounting firm set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:  The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Talbots are included in this Report:

Consolidated Statements of Operations for the Years Ended February 2, 2008, February 3, 2007, and January 28, 2006

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007

Consolidated Statements of Cash Flows for the Years Ended February 2, 2008, February 3, 2007, and January 28, 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended February 2, 2008, February 3, 2007, and January 28, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Agreement and Plan of Merger, by and among The Talbots, Inc., Jack Merger Sub, Inc. and The J. Jill Group, Inc., dated February 5, 2006.(31)
(3)	Articles of Incorporation and By-laws.
3.1	Certificate of Incorporation, as amended, of Talbots.(1)(12)(15)
3.2	By-laws of Talbots.(1)
(4)	Instruments Defining the Rights of Security Holders, including Indentures.
4.1	Form of Common Stock Certificate of Talbots.(1)
(10)	Material Contracts.
10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON U.S.A., Inc.(2)
10.2	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi UFJ Trust Company, as amended.(2)(4)(8)(19)(21)(26)(34)(44)
10.3	Termination Agreement dated as of April 13, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd. regarding the Credit Agreement dated as of January 25, 1994.(50)
10.4	Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi UFJ Trust Company, dated as of April 17, 1998, as amended.(7)(10)(17)(22)(30)(36)
10.5	Termination Agreement dated as of April 13, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd. regarding the Credit Agreement dated as of April 17, 1998.(50)
10.6	Credit Agreement dated as of March 28, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd., as amended.(50)(66)
10.7	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended.(2)(7)(8)(17)(21)(37)(50)
10.8	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Sumitomo Mitsui Banking Corporation (formerly The Sakura Bank, Limited), as amended.(2)(7)(11)(16)(19)(26)(34)(44)(63)(69)
10.9	Continuing Commercial Letter of Credit and Security Agreement dated May 15, 1996 between Talbots and HSBC.(5)
10.10	Letter Agreement concerning credit facilities between HSBC and The Talbots, Inc. and The J. Jill Group, Inc., dated July 20, 2006.(41)

10.11	Letter Agreement concerning credit facilities between HSBC and The Talbots, Inc. and The J. Jill Group, Inc., dated July 16, 2007.(54)
10.12	Letter Agreement concerning credit facilities between HSBC and The Talbots, Inc. and The Talbots Group Limited Partnership, dated January 31, 2008.(62)
10.13	Sixth Amended and Restated Loan Agreement dated May 3, 2006 between The J. Jill Group, Inc. and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, and TD Banknorth, N.A.(35)
10.14	Third Amendment to Lease Agreement, made as of May 3, 2006, by and between National Fire Protection Association and The J. Jill Group, Inc.(35)
10.15	Guarantee of Lease, made as of May 3, 2006, by The Talbots, Inc. to National Fire Protection Association.(35)
10.16	Revolving Loan Credit Agreement, dated April 17, 2003, between Mizuho Corporate Bank, Ltd. and Talbots.(17)(21)(38)(48)
10.17	Revolving Loan Credit Agreement, dated January 28, 2004, between Talbots and Mizuho Corporate Bank, Ltd.(19)(26)(28)(44)(64)
10.18	Revolving Loan Credit Agreement by and between The Talbots, Inc. and Mizuho Corporation, Ltd. dated February 2, 2006.(29)
10.19	Term Loan Agreement, dated as of July 24, 2006, among The Talbots, Inc., the lenders from time to time party thereto and Mizuho Corporate Bank, Ltd., as arranger and administrative agent, as amended.(40)(52)(60)(67)
10.20	Guaranty (in connection with the Term Loan Agreement dated as of July 24, 2006) dated December 31, 2007, made by The Talbots Group, Limited Partnership, in favor of each of the Lenders and Mizuho Corporate Bank, Ltd., as arranger and administrative agent for the Lenders.(67)
10.21	General Financing Agreement between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated as of August 24, 2007.(57)
10.22	Amended and Restated Promissory Note between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated January 28, 2008.(65)
10.23	Uncommitted Letter of Credit Facility dated June 28, 2006 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J. Jill LLC, and J. Jill GP (collectively “Talbots”) and Bank of America.(39)
10.24	Uncommitted Lines of Credit Letter dated February 15, 2006 between The Talbots, Inc. and Bank of America.(27)
10.25	Uncommitted Line of Credit facility dated March 26, 2007 between The Talbots, Inc. and Bank of America.(47)(61)
10.26	Uncommitted Letter of Credit facility dated March 26, 2007 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J. Jill LLC, J. Jill GP and Bank of America.(47)
10.27	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON U.S.A.(2)
10.28	Amended Repurchase Program, dated as of April 29, 2005, between Talbots and AEON (U.S.A.), Inc.(20)
10.29	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)
10.30	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)
10.31	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(6)
10.32	Tax Allocation Agreement, dated as of November 18, 1993, between AEON U.S.A., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)
10.33	Services Agreement, dated as of October 29, 1989, between Talbots and AEON U.S.A.(3)
10.34	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)
10.35	Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and Talbots dated as of November 1, 1999.(9)
10.36	The Talbots, Inc. Supplemental Retirement Plan, as amended.(1)(2)(14)*
10.37	The Talbots, Inc. Supplemental Savings Plan, as amended.(1)(2)(14)*

10.38	The Talbots, Inc. Deferred Compensation Plan, as amended.(1)(2)(14)(70)*
10.39	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(15)*
10.40	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan, as amended through March 2, 2007.(51)*
10.41	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement.(68)*
10.42	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement.(68)*
10.43	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement (prior form).(24)*
10.44	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement (prior form).(24)*
10.45	The Talbots, Inc. Directors Deferred Compensation Plan restated as of May 27, 2004.(23)*
10.46	The Talbots, Inc. Restated Directors Stock Plan as amended through March 5, 2005.(13)*
10.47	Form of Restricted Stock Unit Award under The Talbots, Inc. Restated Directors Stock Plan.(33)*
10.48	Form of Option Agreement pursuant to The Talbots, Inc. Restated Director Stock Plan.(45)*
10.49	The Talbots, Inc. Management Incentive Plan Performance Criteria.(42)(53)*
10.50	Summary of executive officer annual cash incentive program (Management Incentive Plan and Turnaround Incentive Plan) and long-term equity incentive program structure for 2008.(68)*
10.51	Employment Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 6, 2007.(56)*
10.52	Restricted Stock Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007.(56)*
10.53	Stock Option Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007.(56)*
10.54	Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and Talbots, amended through September 28, 2006.(2)(3)(32)(43)*
10.55	The Talbots, Inc. Umbrella Supplemental Retirement Plan effective as of May 25, 2005 between The Talbots, Inc. and Arnold B. Zetcher.(32)*
10.56	Compensation arrangements in connection with transition of Arnold B. Zetcher.(55)*
10.57	Employment Agreement, dated January 30, 2003, between Harold B. Bosworth and Talbots.(17)*
10.58	Employment Agreement by and between The Talbots, Inc. and Philip H. Kowalczyk, dated November 20, 2007.(59)*
10.59	Term Sheet between The Talbots, Inc. and Philip H. Kowalczyk, dated October 4, 2007, subsequently superseded by definitive employment agreement signed on November 20, 2007.(58)*
10.60	Employment Agreement, dated November 3, 2004, between Philip H. Kowalczyk and The Talbots, Inc., amended through May 3, 2006, subsequently superseded by definitive employment agreement signed on November 20, 2007.(25)(35)(46)*
10.61	Restricted Stock Agreement by and between The Talbots, Inc. and Philip H. Kowalczyk, dated November 20, 2007.(59)*
10.62	Grant Agreement by and between The Talbots, Inc. and John Fiske III, dated March 1, 2007.(52)*
10.63	Change in Control Agreement by and between The Talbots, Inc. and John Fiske III, effective April 1, 2007.(52)*
10.64	Offer Letter between The Talbots, Inc. and Paula Bennett, dated January 3, 2008.(70)*
10.65	Change in Control Agreement between The Talbots, Inc. and Paula Bennett, dated January 28, 2008.(70)*
10.66	Severance Agreement between The Talbots, Inc. and Paula Bennett, dated January 28, 2008.(70)*
10.67	Offer Letter between The Talbots, Inc. and Basha Cohen, dated December 11, 2007.(70)*
10.68	Change in Control Agreement between The Talbots, Inc. and Basha Cohen, dated December 17, 2007.(70)*
10.69	Severance Agreement between The Talbots, Inc. and Basha Cohen, dated December 17, 2007.(70)*
10.70	Offer Letter between The Talbots, Inc. and Lori Wagner, dated February 19, 2008.(70)*

10.71	Change in Control Agreement between The Talbots, Inc. and Lori Wagner, dated March 24, 2008.(70)*
10.72	Severance Agreement between The Talbots, Inc. and Lori Wagner, dated March 24, 2008.(70)*
10.73	Grant Agreement by and among The Talbots, Inc., The J. Jill Group, Inc., and Olga L. Conley dated May 8, 2006.(43)*
10.74	Change in Control Agreement by and between The Talbots, Inc. and Olga L. Conley.(43)*
10.75	Change in Control Agreements between Talbots and certain officers of Talbots.(2)(3)*
10.76	Severance Agreement by and between The Talbots, Inc. and each of Richard T. O’Connell, Jr., John Fiske, III, Paul V. Kastner, Andrea M. McKenna, Bruce Lee Prescott and Randy Richardson (forms of) and Edward L. Larsen and Michele M. Mandell, dated August 6, 2007.(56)*

*	Management contract and compensatory plan or arrangement.

(11)	Statement re: Computation of Per Share Earnings.

11.1	Incorporated by reference to Note 17, “Net Income Per Share,” of the Company’s consolidated financial statements for the fiscal year ended February 2, 2008, included in this Report.

(21)	Subsidiaries.

21.1	List of Subsidiaries of The Talbots, Inc.(70)

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(70)

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(70)

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(70)

(32)	Section 1350 Certifications.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.(70)

1	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

2	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).

3	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995 (SEC file number reference 001-12552).

4	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 1995 (SEC file number reference 001-12552).

5	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 15, 1996 (SEC file number reference 001-12552).

6	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997 (SEC file number reference 001-12552).

7	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1998 (SEC file number reference 001-12552).

8	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999 (SEC file number reference 001-12552).

9	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999 (SEC file number reference 001-12552).

10	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999 (SEC file number reference 001-12552).

11	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000 (SEC file number reference 001-12552).

12	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 24, 2000 (SEC file number reference 001-12552).

13	Incorporated by reference to the 2005 Proxy Statement (Exhibit A) dated April 21, 2005.

14	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 6, 2001 (SEC file number reference 001-12552).

15	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001 (SEC file number reference 001-12552).

16	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 13, 2003 (SEC file number reference 001-12552).

17	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2003.

18	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 19, 2003.

19	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 24, 2004.

20	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 2005.

21	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2005.

22	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 4, 2004.

23	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended July 31, 2004.

24	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 18, 2004.

25	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 2004.

26	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 26, 2005.

27	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 22, 2006.

28	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 20, 2006.

29	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 2, 2006.

30	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 6, 2005.

31	Incorporated by reference to the exhibits filed with Current Report on Form 8-K/A dated February 5, 2006.

32	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated August 18, 2005.

33	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 3, 2005.

34	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 26, 2006.

35	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 3, 2006.

36	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 7, 2006.

37	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 17, 2006.

38	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 18, 2006.

39	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 7, 2006.

40	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2006.

41	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 27, 2006.

42	Incorporated by reference to the Current Report on Form 8-K dated September 13, 2006.

43	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 22, 2006.

44	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 24, 2007

45	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 25, 2005.

46	Incorporated by reference to the exhibits filed with Current Report on Form 8-K/A dated May 3, 2006.

47	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 26, 2007.

48	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 22, 2007.

49	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 29, 2007.

50	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 19, 2007.

51	Incorporated by reference to the 2007 Proxy Statement (Exhibit A) dated April 23, 2007.

52	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended May 5, 2007.

53	Incorporated by reference to the Current Report on Form 8-K dated March 1, 2007.

54	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 30, 2007.

55	Incorporated by reference to the Current Report on Form 8-K dated August 6, 2007.

56	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended August 4, 2007.

57	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated August 27, 2007.

58	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended November 3, 2007.

59	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 20, 2007.

60	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 26, 2007.

61	Incorporated by reference to the Current Report on Form 8-K dated December 5, 2007.

62	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 8, 2008.

63	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 1, 2008.

64	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 23, 2008.

65	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 28, 2008.

66	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 4, 2008.

67	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 31, 2007.

68	Incorporated by reference to the Current Report on Form 8-K dated February 28, 2008 and the exhibits filed therewith.

69	Incorporated by reference to the Current Report on Form 8-K dated March 13, 2008.

70	Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2008

The Talbots, Inc.

By:	/s/ Edward L. Larsen
Edward L. Larsen
Senior Vice President, Finance
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 16, 2008.

/s/ Trudy F. Sullivan Trudy F. Sullivan President and Chief Executive Officer (Principal Executive Officer)	/s/ John W. Gleeson John W. Gleeson Director

Tsutomu Kajita Director	Motoya Okada Director

/s/ Gary M. Pfeiffer Gary M. Pfeiffer Director	Yoshihiro Sano Director

/s/ Susan M. Swain Susan M. Swain Director	/s/ Isao Tsuruta Isao Tsuruta Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Talbots, Inc.
Hingham, Massachusetts

We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 effective February 4, 2007 and adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment effective January 29, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
April 16, 2008

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands except per share data

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(52 weeks)	(53 weeks)	(52 weeks)

Net Sales	$2,289,296	$2,231,033	$1,808,606
Costs and Expenses
Cost of sales, buying and occupancy	1,553,994	1,469,223	1,153,734
Selling, general and administrative	757,842	685,438	502,724
Impairment of goodwill	134,000	—	—
Impairment of trademark	15,600	—	—
Impairment of store assets	4,977	1,331	—
Restructuring charges	9,275	—	—

Operating (Loss) Income	(186,392)	75,041	152,148
Interest
Interest expense	35,927	31,542	4,480
Interest income	1,362	7,023	1,374

Interest Expense — net	34,565	24,519	3,106

(Loss) Income Before Taxes	(220,957)	50,522	149,042
Income Tax (Benefit) Expense	(32,116)	18,946	55,891

Net (Loss) Income	$(188,841)	$31,576	$93,151

Net (Loss) Income Per Share
Basic	$(3.56)	$0.60	$1.76

Diluted	$(3.56)	$0.59	$1.72

Weighted Average Number of Shares of Common Stock Outstanding
Basic	53,006	52,651	52,882

Diluted	53,006	53,485	54,103

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Amounts in thousands except share data

	February 2,	February 3,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$25,476	$35,923
Customer accounts receivable — net	210,853	204,619
Merchandise inventories	329,104	352,652
Deferred catalog costs	11,420	11,606
Due from affiliates	3,040	5,672
Deferred income taxes	25,084	28,752
Prepaid and other current assets	46,870	53,185

Total current assets	651,847	692,409
Property and equipment — net	486,733	533,216
Goodwill	113,490	247,490
Trademarks	139,384	154,984
Other intangible assets — net	80,980	92,038
Other assets	30,545	28,551

Total Assets	$1,502,979	$1,748,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$171,830	$113,884
Accrued income taxes	4,829	31,684
Accrued liabilities	185,735	158,763
Current portion of long-term debt	80,650	80,469
Notes payable to banks	—	45,000

Total current liabilities	443,044	429,800
Long-term debt less current portion	308,377	389,174
Deferred rent under lease commitments	144,569	133,025
Deferred income taxes	5,646	61,537
Other liabilities	146,564	91,841
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 79,755,443 shares and 78,567,387 shares issued, and 54,921,777 shares and 53,999,261 shares outstanding	797	786
Additional paid-in capital	485,629	464,701
Retained earnings	565,805	787,483
Accumulated other comprehensive loss	(13,474)	(26,202)
Treasury stock, at cost: 24,833,666 shares and 24,568,126 shares	(583,978)	(583,457)

Total stockholders’ equity	454,779	643,311

Total Liabilities and Stockholders’ Equity	$1,502,979	$1,748,688

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(52 weeks)	(53 weeks)	(52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(188,841)	$31,576	$93,151
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill and trademark	149,600	—	—
Impairment of store assets, including $1,028 relating to the closing of Talbots Kids and Talbots Mens included in restructuring	6,005	1,331	—
Depreciation and amortization	130,521	121,203	90,127
Amortization of debt issuance costs	271	325	—
Deferred rent	11,401	22,173	930
Compensation expense related to stock options	10,946	12,492	—
Compensation expense related to issuance of nonvested stock awards and other stock transactions	8,296	5,504	8,417
Loss on disposal of property and equipment	3,932	133	215
Tax benefit from options exercised	347	1,109	3,947
Excess tax benefit from options exercised	(347)	(1,156)	—
Deferred income taxes	(39,556)	(16,786)	(12,086)
Changes in assets and liabilities:
Customer accounts receivable	(6,087)	5,124	(10,494)
Merchandise inventories	24,257	(58,491)	(8,167)
Deferred catalog costs	186	520	(903)
Due from affiliates	2,632	2,220	1,181
Prepaid and other current assets	15,289	1,441	(3,521)
Accounts payable	58,960	20,074	20,685
Income taxes payable	(423)	3,083	10,717
Accrued liabilities	26,846	(20,421)	10,837
Other assets	(2,265)	(7,146)	(1,920)
Other liabilities	13,415	10,084	8,322

Net cash provided by operating activities	225,385	134,392	211,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(84,905)	(104,208)	(72,684)
Proceeds from disposal on property and equipment	93	612	—
Acquisition of The J. Jill Group, Inc., net of cash acquired	—	(493,946)	—
Maturities of marketable securities	—	16,729	—

Net cash used in investing activities	(84,812)	(580,813)	(72,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) proceeds on working capital lines of credit (notes payable), net	(45,000)	45,000	—
Payments on long-term borrowings	(80,469)	(40,358)	—
Proceeds from financing related to acquisition	—	400,000	—
Proceeds from options exercised	1,550	3,785	7,731
Excess tax benefit from options exercised	347	1,156	—
Debt issuance costs	—	(1,414)	—
Cash dividends	(28,363)	(27,490)	(25,334)
Purchase of treasury stock	(521)	(1,113)	(49,993)

Net cash (used in) provided by financing activities	(152,456)	379,566	(67,596)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,436	(242)	51
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,447)	(67,097)	71,209
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	35,923	103,020	31,811

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,476	$35,923	$103,020

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Amounts in thousands except share data

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-in	Retained	Comprehensive	Deferred	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Compensation	Stock	(Loss) Income	Equity

BALANCE AT JANUARY 29, 2005 (52 weeks)	76,940,134	$769	$432,912	$715,580	$(17,142)	$(11,821)	$(531,710)		$588,588
Cash dividends paid	—	—	—	(25,334)	—	—	—		(25,334)
Common stock issued as nonvested stock award	322,425	3	9,844	—	—	(9,844)	—		3
Nonvested stock units issued	—	—	844	—	—	(844)	—		—
Forfeited nonvested stock units	—	—	(79)	—	—	79	—		—
Compensation expense related to nonvested common stock awards	—	—	32	—	—	8,669	—		8,701
Stock options exercised, including tax benefit	598,569	7	11,668	—	—	—	—		11,675
Purchase of 1,663,430 shares of common stock	—	—	—	—	—	—	(49,993)		(49,993)
Purchase of 21,675 shares of nonvested common stock awards	—	—	—	—	—	358	(641)		(283)
Comprehensive income:
Net income	—	—	—	93,151	—	—	—	$93,151	93,151
Translation adjustment	—	—	—	—	(138)	—	—	(138)	(138)
Change in pension and postretirement liabilities, net of tax	—	—	—	—	598	—	—	598	598

Comprehensive income	—	—	—	—	—	—	—	$93,611

BALANCE AT JANUARY 28, 2006 (53 weeks)	77,861,128	779	455,221	783,397	(16,682)	(13,403)	(582,344)		626,968
Cash dividends paid	—	—	—	(27,490)	—	—	—		(27,490)
Common stock issued as stock award	439,091	4	—	—	—	—	—		4
Adoption of SFAS No. 123R	—	—	(13,403)	—	—	13,403	—		—
Compensation expense related to stock options	—	—	12,492	—	—	—	—		12,492
Compensation expense related to nonvested common stock awards	—	—	5,504	—	—	—	—		5,504
Stock options exercised, including tax benefit	267,168	3	4,887	—	—	—	—		4,890
Purchase of 66,554 shares of vested and nonvested common stock awards	—	—	—	—	—	—	(1,113)		(1,113)
Adoption of SFAS No. 158	—	—	—	—	(17,345)	—	—		(17,345)
Comprehensive income:
Net income	—	—	—	31,576	—	—	—	$31,576	31,576
Translation adjustment	—	—	—	—	(315)	—	—	(315)	(315)
Change in pension and postretirement liabilities, net of tax	—	—	—	—	8,140	—	—	8,140	8,140

Comprehensive income	—	—	—	—	—	—	—	$39,401

BALANCE AT FEBRUARY 3, 2007 (52 weeks)	78,567,387	786	464,701	787,483	(26,202)	—	(583,457)		643,311
Adjustment to retained earnings upon the adoption of FIN No. 48	—	—	—	(4,674)	—	—	—		(4,674)
Cash dividends paid	—	—	(200)	(28,163)	—	—	—		(28,363)
Common stock issued as stock award	1,014,336	10	—	—	—	—	—		10
Compensation expense related to stock options	—	—	10,946	—	—	—	—		10,946
Compensation expense related to nonvested common stock awards	—	—	8,296	—	—	—	—		8,296
Stock options exercised, including tax benefit	173,720	1	1,886	—	—	—	—		1,887
Purchase of 265,540 shares of vested and nonvested common stock awards	—	—	—	—	—	—	(521)		(521)
Comprehensive (loss) income:
Net loss	—	—	—	(188,841)	—	—	—	$(188,841)	(188,841)
Translation adjustment	—	—	—	—	2,528	—	—	2,528	2,528
Change in pension and postretirement liabilities, net of tax	—	—	—	—	10,200	—	—	10,200	10,200

Comprehensive loss	—	—	—	—	—	—	—	$(176,113)

BALANCE AT FEBRUARY 2, 2008	79,755,443	$797	$485,629	$565,805	$(13,474)	$—	$(583,978)		$454,779

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands except share and per share data

1.	Description of Business

The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is an international specialty retailer and direct marketer of women’s apparel, accessories and shoes sold under the Talbots and J. Jill brand names. The Company’s products are sold through its 1,421 retail stores (in 862 locations), its circulation of approximately 126 million catalogs annually, and online through its websites, www.talbots.com and www.jjill.com. AEON (U.S.A.), Inc. (“AEON USA”), is the Company’s majority shareholder, owning approximately 55% of the Company’s outstanding common stock at February 2, 2008.

On May 3, 2006, the Company acquired the J. Jill brand (see Note 3 below), a multi-channel specialty retailer of women’s apparel. The accompanying consolidated financial statements include J. Jill since the date of the acquisition.

2.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the applicable balance sheets and the reported amounts of net sales and expenses during the applicable reporting periods. The Company’s significant estimates within the consolidated financial statements include those related to inventory markdown reserves, product returns, customer programs and incentives, retirement plans, valuation of long-lived assets, valuation of intangibles, income taxes, and stock-based compensation. Actual results could differ materially from those estimates.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year — The Company conforms to the National Retail Federation’s fiscal calendar. The years ended February 2, 2008 and January 28, 2006 were 52-week reporting periods. The year ended February 3, 2007 was a 53-week reporting period. References to “2007”, “2006” and “2005” are for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The Company had outstanding checks in excess of funds on deposit at certain banks of $12,592 at February 2, 2008. This amount is included in accounts payable in the accompanying consolidated balance sheet as of February 2, 2008. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions are processed within one to five business days. The Company classifies all credit card and debit card transactions as cash and cash equivalents. Amounts due from banks for these transactions classified as cash and cash equivalents totaled $8,014 and $7,596 at February 2, 2008 and February 3, 2007, respectively.

Marketable securities — In 2006, the Company’s marketable securities consisted primarily of investments in municipal debt securities. The Company maintained a liquid portfolio and accordingly, all marketable securities were classified as available-for-sale and reported at their fair value. As of February 3, 2007, all of the Company’s marketable securities held during the year had matured. Realized gains recognized during the year ended February 3, 2007 were immaterial. The Company did not hold any marketable securities during the years ended February 2, 2008 and January 28, 2006.

Customer Accounts Receivable — Customer accounts receivable are amounts due from customers as a result of customer purchases on the Talbots brand proprietary charge card, net of an allowance for doubtful accounts. The Talbots charge card program is administered through Talbots Classics National Bank and Talbots Classics Finance Company, Inc., both wholly owned subsidiaries. Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit. Ongoing credit

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

evaluation of customers’ financial positions are performed and collateral is not required as a condition of credit. The allowance for doubtful accounts is maintained for estimated losses from the inability of customers to make required payments and is based on a percentage of outstanding balances, historical charge-offs, and charge-off forecasts. Delinquent accounts are generally written off after a period of 180 days. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make collectibility unlikely.

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

Expenditures for new properties and improvements to existing facilities are capitalized, while the cost of maintenance is charged to expense. The cost of property retired or otherwise disposed of and the accumulated depreciation is eliminated from the related accounts, and the resulting gain or loss is reflected in operations.

Preopening Expenses — Costs associated with the opening of new stores are expensed as incurred.

Goodwill and Other Intangible Assets — The Company tests goodwill and indefinite lived trademarks for impairment using a fair value approach at the reporting unit level, or one level below an operating segment, on an annual basis, or when events indicate that the carrying value of the asset may be impaired. The Company has elected the first day of each fiscal year as its measurement date. The Company completed its annual goodwill and indefinite lived trademark impairment tests as of the first day of each of 2005, 2006, and 2007 and as a result, no impairments were recognized.

In the fourth quarter of 2007, the Company performed an additional goodwill and indefinite lived trademark impairment test due to the lower than expected sales and operating performance of the Talbots and J. Jill brands as well as the overall decline of the Company’s market value.

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

The fair value of the Talbots brand reporting units exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required. The fair value of the J. Jill brand reporting units was below the carrying value of the assigned net assets, therefore the second step was required. As a result, the Company recorded an impairment charge of $134,000 relating to goodwill.

Trademarks that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above. The fair value of the Company’s trademarks are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

As a result of the impairment analysis performed in connection with the Company’s trademarks with indefinite lives, the Company determined that the carrying value of the intangible asset related to its J. Jill reporting units exceeded its estimated fair value. Accordingly, during 2007, the Company recorded a pre-tax charge of $15,600 ($9,766 after-tax) to reduce the value of the trademark to its estimated fair value. This impairment charge primarily resulted from a decline in future anticipated cash flows relating to the J. Jill brand.

The Company’s intangible assets that are subject to amortization include customer relationships, favorable leasehold interests, and non-compete agreements. The intangible assets are being amortized using either the discounted cash flow method or the straight-line method over periods ranging from 20 months to 14 years with a weighted average life of approximately 11 years. The intangible asset lives have been determined based on the anticipated period over which the Company will derive future cash flow benefits from the intangible assets. The Company has considered the effects of legal, regulatory, contractual, competitive, and other economic factors in determining these useful lives. See Note 4 for further discussion on goodwill and other intangible assets.

Impairment of Long-lived Assets — The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recorded an impairment loss on its store assets of $6,005, of which $1,028 relates to assets associated with the closing of Talbots Kids and Talbots Mens business concepts which is included in restructuring charges within the Company’s consolidated statement of operations for the year ended February 2, 2008. The Company recorded an impairment loss on its store assets of $1,331 for the year ended February 3, 2007.

Grantor Trust — The Company maintains an irrevocable grantor’s trust (“Rabbi Trust”) to hold assets that fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan. The assets held in the Rabbi Trust consist of money market and insurance policies (in which the Company is the owner and designated beneficiary) which are recorded at the cash surrender value. At February 2, 2008 and February 3, 2007, the values were $27,218 and $24,159, respectively, and were included in other assets in the Company’s consolidated balance sheets. The Company’s obligation related to the Supplemental Retirement Savings Plan and Deferred Compensation Plan was $25,722 and $25,839, respectively, at February 2, 2008 and February 3, 2007, and is included in other liabilities in the Company’s consolidated balance sheets.

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

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable, and long-term debt. The carrying value of current assets and current liabilities approximates their fair market values. The carrying value of long-term debt, which has variable interest rate terms, approximates its fair value. In addition, the Company had $29,027 and $9,643 of debt with fixed interest rates at February 2, 2008 and February 3, 2007, respectively for which the Company believes carrying value approximates fair value.

Foreign Currency Translation — The functional currency of the Company’s foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using the exchange rates throughout the year. Adjustments resulting from such translation are included as a separate component of comprehensive income. Foreign currency transaction gains or losses, whether realized or unrealized, are recorded directly to operations.

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

Gift Cards and Merchandise Credits — Upon the sale of a gift card or the issuance of a merchandise credit, the Company records a liability representing the purchase price of the gift card or the retail value of the merchandise credit. The liability is relieved and revenue is recognized when the gift card or merchandise credit is redeemed by a customer in exchange for merchandise. Unredeemed gift cards and merchandise credits are escheated to the appropriate jurisdiction.

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

Selling, General and Administrative expenses — Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; the costs and income associated with the Company’s credit card operations; and amortization expense relating to the Company’s intangible assets. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, were approximately $37,159, $34,784, and $25,712, respectively.

Finance Charge Income — Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense, and includes interest and late fees.

Advertising — Advertising costs, which include media, production, and catalogs, totaled $118,134, $97,486, and $65,957, for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively. Media and

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally one to five months.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”) on February 4, 2007. The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Upon the adoption of FIN No. 48, the Company elected to classify interest on uncertain tax positions in interest expense, interest income from income tax refunds in other interest income, and penalties in selling, general and administrative expenses. Previously, these amounts were reflected in income tax expense. See Note 13 for further discussion on income taxes.

Stock-Based Compensation — On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which requires all stock-based compensation to be recognized in the financial statements at their fair values. The Company elected to use the modified-prospective application as its transition method and accordingly, prior period amounts have not been restated. Under this transition method, the Company is recognizing stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS No. 123R. For nonvested awards outstanding upon the adoption of SFAS No. 123R, the Company is recognizing stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the remaining requisite service period of the awards. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations, and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. See Note 7 for further discussion on stock-based compensation.

Comprehensive (Loss) Income — The Company’s comprehensive (loss) income is comprised of reported net (loss) income plus the impact of changes in the cumulative foreign currency translation adjustment and the changes in the minimum postretirement plan liabilities, net of tax. Accumulated other comprehensive loss (“AOCI”) is included in the consolidated balance sheets and consolidated statements of stockholders’ equity. Pursuant to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), any changes to the Company’s defined benefit plans funded status is required to be recognized as an unrealized gain or loss through AOCI. The Company was required to adopt the recognition provisions of SFAS No. 158 as of February 3, 2007.

During 2007, the Company recorded a decrease to its pension and postretirement liabilities of $17,000, offset by an increase to AOCI of $10,200, net of tax. As of February 2, 2008, the balance of AOCI included a cumulative pension and postretirement liability, net of tax, of $13,565 and a cumulative foreign currency translation gain of $91. During 2006, the Company recorded an increase to its pension and postretirement plan liabilities of $13,567, offset by an increase to AOCI of $8,140, net of tax. Additionally, as a result of the adoption of SFAS No. 158 in

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

2006, the Company recorded an adjustment to the funded status of the Company’s defined benefit postretirement plans of $27,652, offset by a charge to AOCI of $17,345, net of tax. As of February 3, 2007, the balance of AOCI included a cumulative pension and postretirement plan liability, net of tax, of $6,420, an adjustment to the funded status of the Company’s defined benefit plans of $17,345, net of tax, as a result of the adoption of SFAS No. 158, and a cumulative foreign currency translation loss of $2,437. During 2005, the Company recorded a decrease to its pension and postretirement plan liabilities of $996, offset by an increase to AOCI of $598, net of tax. As of January 28, 2006, the balance of AOCI included a cumulative pension and postretirement plan liability, net of tax, of $14,560 and a cumulative foreign currency translation loss of $2,122.

Basic and Diluted Net (Loss) Income Per Share — Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Nonvested stock awards and restricted stock units are excluded from basic net (loss) income per share as the awards are contingently returnable. Once the nonvested stock awards and restricted stock units have vested, they are included in the computation of basic net (loss) income per share. The calculation of diluted (loss) net income per share is consistent with that of basic net (loss) income per share but gives effect to all potential common shares, which includes stock options, nonvested stock awards, and restricted stock units that were outstanding during the period, unless the effect is antidilutive.

Supplemental Cash Flow Information — Interest paid for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 was $30,785, $30,108, and $4,167 respectively. Income tax payments during the years ended February 2, 2008, February 3, 2007, and January 28, 2006 were $12,080, $31,217, and $54,489, respectively.

Reclassifications — The Company reclassified certain 2006 amounts to conform to the current period presentation. The Company reclassified $1,331 relating to store impairments from of cost of sales, buying and occupancy expense into its separate line item within the Company’s consolidated statement of operations. The Company also reclassified this amount from loss on disposal of property and equipment into its separate line item within the Company’s consolidated statement of cash flows. Additionally, within the Company’s consolidated statement of cash flows, the Company reclassified certain amounts within its financing section. The prior year presentation reflected cash provided from borrowings under notes payable of $490,000, and cash used for payments of notes payable of $85,358. The current period presentation reflects proceeds on working capital lines of credit (notes payable) of $45,000, payments on long-term borrowings of $40,358, and proceeds from financing related to acquisition of $400,000.

New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 158, which applies to all employers who offer defined benefit post-retirement plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through AOCI when the changes occur. The Company adopted the recognition provisions of SFAS No. 158 as of February 3, 2007. Application of this standard resulted in a decrease to other assets of $1,256, an increase to other liabilities of $27,652, and a decrease to AOCI of $17,345, net of tax. The adoption of this standard did not impact the consolidated statements of operations or statements of cash flows in 2006. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. The Company is required to adopt the measurement provisions of SFAS No. 158 for its fiscal year ending January 31, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial position or results of operations.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on February 3, 2008 did not have a material effect on the Company’s financial position or results of operations.

3.	Acquisition of J. Jill

On May 3, 2006, the Company acquired J. Jill, a multi-channel specialty retailer of women’s apparel. J. Jill markets its products through retail stores, catalogs, and online. Talbots acquired all of the outstanding shares of J. Jill for $24.05 per share for total consideration of $518,320 in cash, net of cash acquired of $30,445. The Company also incurred acquisition related fees and expenses of $6,071. The Company used the proceeds from its $400,000 loan facility (see Note 12), as well as cash on hand to fund the acquisition. The acquisition of J. Jill was accounted for in accordance with SFAS No. 141, Business Combinations.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Combination, the Company recorded $10,049 of liabilities as of the date of acquisition primarily related to the involuntary terminations of employees of the acquired Company. As of February 2, 2008, the entire balance has been paid out. In addition, the Company offered certain J. Jill employees retention payments of $931 which have been recorded within the consolidated statement of operations over the retention period. The Company recorded $867 during 2006 and the remaining $64 was recorded within selling, general, and administrative expenses during 2007.

4.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by reportable segment during the year ended February 2, 2008 and February 3, 2007 are as follows:

		Direct
	Stores	Marketing	Consolidated

Balance at January 28, 2006	$35,513	$—	$35,513
Increase due to J. Jill acquisition	160,453	51,524	211,977

Balance at February 3, 2007	195,966	51,524	247,490
Impairment charge	(95,900)	(38,100)	(134,000)

Balance at February 2, 2008	$100,066	$13,424	$113,490

In the fourth quarter of 2007, the Company concluded that a goodwill impairment test was required to be performed due to the weak sales and operating performance of the J. Jill and Talbots brands as well as the overall decline of the Company’s market value. As a result of the impairment test, the Company determined that the goodwill of its J. Jill Stores and Direct Marketing reporting units were impaired and recorded an impairment charge of $134,000 during the fourth quarter of 2007. No impairment charges were recorded for goodwill during the years ended February 3, 2007 and January 28, 2006.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Intangible assets consist of the following as of the years ended February 2, 2008 and February 3, 2007:

	February 2, 2008
				Weighted
				Average
				Useful	February 3, 2007
		Accumulated		Economic		Accumulated
	Gross	Amortization	Net	Life	Gross	Amortization	Net

Trademarks	$139,384	$—	$139,384	indefinite	$154,984	$—	$154,984
Customer relationships	84,200	(11,381)	72,819	12	84,200	(4,723)	79,477
Leasehold interests	11,085	(2,924)	8,161	8	11,740	(1,836)	9,904
Non-Compete agreements	—	—	—	2	4,900	(2,243)	2,657

Total	$234,669	$(14,305)	$220,364		$255,824	$(8,802)	$247,022

As a result of the impairment analysis performed in connection with the Company’s trademarks with indefinite lives, the Company determined that the carrying value of the trademark related to its J. Jill Stores and Direct Marketing reporting units exceeded its estimated fair value. Accordingly, during 2007, the Company recorded a charge of $15,600 ($9,766 after-tax) to reduce the value of the trademark to its estimated fair value. Of the $15,600 impairment charge, $10,400 was recorded to the brand’s Stores reporting unit and $5,200 was recorded to the brand’s Direct Marketing reporting unit. This impairment resulted from a decline in future anticipated cash flows relating to the brand. No impairment charges were recorded for trademarks during the years ended February 3, 2007 and January 28, 2006.

During the fourth quarter of 2007, the time period for which the non-compete agreements were enforceable lapsed. Therefore, the fully amortized asset was removed from the Company’s consolidated balance sheet as of February 2, 2008.

Amortization expense relating to intangible assets was recorded within the consolidated statements of operations for the years ended February 2, 2008 and February 3, 2007 as follows:

	Year Ended
	February 2,	February 3,
	2008	2007

Cost of sales, buying, and occupancy	$1,743	$1,246
Selling, general, and administrative	9,315	6,965

Total	$11,058	$8,211

Estimated future amortization expense of intangible assets is as follows:

Amount

2008	$10,016
2009	10,257
2010	10,507
2011	9,709
2012	8,793
Thereafter	31,698

Total	$80,980

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

5.	Restructuring Charges, including the Closure of the Talbots Kids and Talbots Mens Business Concepts

In October 2007, the Company initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year business plan to strengthen and grow the business. The Company incurred $9,275 of costs relating to its strategic business plan in the fourth quarter of 2007 and has included these costs as restructuring charges within the Company’s consolidated statement of operations for the year ended February 2, 2008. Of the $9,275, $5,375 relates to the closing of the Company’s Talbots Kids and Talbots Mens business concepts, $2,732 relates to consulting services, $904 relates to severance, and $264 relates to other non-cash charges.

As part of the strategic review, the Company announced on January 4, 2008 that it would close its Talbots Kids and Talbots Mens business concepts. The strategic review revealed that these business concepts did not demonstrate the potential to deliver an acceptable long-term return on investment. The Company notified affected employees on January 3, 2008 of the decision. The Company plans to close the remaining 75 stores by September 2008. In the fourth quarter of 2007, the Company recognized $5,375 of costs related to the closure of the Talbots Kids and Talbots Mens business concepts, consisting of non-cash charges of $3,454 of asset impairments and accelerated depreciation, $628 of severance, $421 of lease exit costs (negotiated termination fees of $697 net of non-cash deferred credits of $276), and $872 of administrative and other costs. The closures will result in a reduction of workforce of approximately 800 full and part-time employees, or approximately 5% of the Company’s total workforce. The severance will be expensed over the period of retention. The Company expects to incur additional costs of approximately $40,000 in 2008, primarily related to lease exit costs. Lease exit costs are recorded when the Company negotiates a settlement with the landlord or vacates the existing space. If the Company is successful in negotiating settlements with the respective landlords, the Company anticipates that the lease exit costs will be paid by the third quarter of 2008. In the event that the Company is not successful in negotiating settlements, cash payments may be paid over the various remaining lease terms, which is currently through 2020. All costs incurred to date relating to the closing of Talbots Kids and Talbots Mens have been recorded in restructuring costs within the Company’s consolidated statement of operations for the year ended February 2, 2008.

Below is a rollforward of the restructuring liabilities, which are included within accrued liabilities within the Company’s consolidated balance sheet as of the year ended February 2, 2008:

	Corporate-Wide			Closing of Talbots Kids and Mens Stores
					Lease		Asset
	Severance	Consulting	Other	Severance	exit	Other	writedowns	Total

Charges	$904	$2,732	$264	$628	$421	$872	$3,454	$9,275
Cash payment	(226)	(1,200)	—	(19)	(320)	(497)	—	(2,262)
Non-cash charges	—	—	(264)		276		(3,454)	(3,442)

	$678	$1,532	$—	$609	$377	$375	$—	$3,571

The balance of $3,571 is expected to be paid during 2008. The Company expects to incur material restructuring charges in 2008, in addition to the closing of the Talbots Kids and Talbots Mens business concepts, relating primarily to severance and professional services, as it implements its initiatives of its long-term strategic plan to restore the Company to profitability.

6.	Equity Transactions

During the years ended February 2, 2008, February 3, 2007, and January 28, 2006, the Company declared and paid dividends totaling $0.52 per share, $0.51 per share, and $0.47 per share, respectively.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

At February 2, 2008 and February 3, 2007, the Company held 24,833,666 shares and 24,568,126 shares, respectively, as treasury shares. The Company’s treasury shares include the repurchase of its shares under approved stock repurchase programs as well as the repurchase of shares awarded under the Company’s 1993 Stock Based Incentive Plan (the “1993 Plan”), the Amended and Restated 2003 Executive Stock Based Incentive Plan (the “2003 Plan”), and the Amended and Restated Directors Plan (the “Directors Plan”).

In 1995, the Company adopted a stock repurchase plan authorizing the purchase of shares of its common stock. Subsequently, the Company’s Board of Directors approved additional authorizations under its stock repurchase program. During 2007 and 2006, the Company did not repurchase any shares under its repurchase program. During 2005, the Company repurchased 1,663,430 shares of the Company’s common stock under its repurchase program at an average price per share of $30.04. These repurchases were made under a stock repurchase program approved by the Company’s Board of Directors during 2005 authorizing the Company to purchase an aggregate of $50,000 in stock. The repurchases under this authorization were completed in October 2005.

During 2007, the Company repurchased 20,965 shares of its common stock at an average price per share of $24.71 from an employee to cover tax withholding obligations associated with the vesting of common stock awarded under the 2003 Plan. In addition, the Company repurchased 244,575 nonvested common shares that were forfeited upon employee termination at a price per share of $0.01. During 2006, the Company repurchased 46,528 shares of its common stock at an average price per share of $23.91 from employees to cover tax withholding obligations associated with the vesting of common stock awarded under the 2003 Plan. In addition, in 2006, the Company repurchased 20,026 nonvested common shares that were forfeited upon employee termination at a price per share of $0.01. During 2005, the Company repurchased 1,200 shares of its common stock at a price per share of $25.57 to cover tax withholding obligations associated with the vesting of common stock awarded under the Directors Plan. In addition, in 2005, the Company repurchased 20,475 nonvested common shares that were forfeited upon employee termination at a price per share of $0.01.

7.	Stock-Based Compensation

Amended and Restated 2003 Executive Stock Based Incentive Plan

The Company’s 2003 Plan provides for the grant of stock options and nonvested stock awards to certain key members of management. In accordance with the 2003 Plan, the Company has issued stock options that generally vest over a three-year period at each anniversary date and expire no later than ten years from the grant date. During 2007 and 2006, the Company granted 1,695,200 and 1,092,600 options, respectively, to purchase shares of its common stock to employees at an exercise price equal to the fair market value at the date of grant.

Additionally, under the provisions of the 2003 Plan, upon the grant of nonvested stock, the recipient or the Company on the recipient’s behalf is required to pay the par value of such shares, $0.01 per share. The shares of nonvested stock generally are forfeited to the Company, through the repurchase of such shares, at the $0.01 par value if the employee terminates employment prior to the vesting date. Certain shares granted as performance accelerated nonvested stock vest at the end of a five-year service period, however, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate financial goals. Certain other shares of nonvested stock are time vested and generally vest between two and four years. During 2007 and 2006, the Company granted 1,008,336 and 430,091 shares of nonvested stock, respectively. For the years ended February 2, 2008, February 3, 2007, and January 28, 2006, the Company recorded $7,685, $4,839, and $7,517, respectively, of compensation expense, relating to nonvested stock within its consolidated statement of operations.

The Company has reserved 9,500,000 shares of common stock under the 2003 Plan for issuance. Any authorized but unissued shares of common stock available for future awards under the Company’s previous 1993 Executive Stock Based Incentive Plan were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, canceled or otherwise become available to the Company. At February 2, 2008 there were 2,896,747 shares available for future grant under the 2003 Plan.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Amended and Restated Directors Plan

The Company’s Directors Plan provides for the grant of stock options and restricted stock units (“RSUs”) to non-management directors on the Company’s Board of Directors. In accordance with the Directors Plan, the Company had issued stock options that generally vest over a three-year period, but accelerate upon retirement, and expire no later than ten years from the date of grant. No stock options were granted under the Directors Plan during 2007 and 2006.

Additionally, in accordance with the Directors Plan, the Company has awarded RSUs which generally vest over one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the RSUs are not deferred, the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to common stock dividends but RSUs do not have voting rights. During 2007 and 2006, 28,000 RSUs were granted, respectively. For the years ended February 2, 2008, February 3, 2007, and January 28, 2006, the Company recorded $611, $665, and $900, respectively, of compensation expense, relating to RSUs within its consolidated statement of operations.

The number of shares reserved for issuance under the Directors Plan is 1,060,000. At February 2, 2008, 537,516 shares were available for future grant under the Directors Plan.

The Company intends to issue shares from exercises of stock options and future issuances of nonvested stock and restricted stock units from its unissued reserved shares under its 2003 Plan and Directors Plan.

On January 29, 2006, the Company adopted SFAS No. 123R which requires all stock-based compensation to employees to be recognized in the financial statements at their fair values. The Company elected to use the modified-prospective application as its transition method and accordingly, prior period amounts have not been restated. The Company is recognizing stock-based compensation expense on a straight-line basis over the requisite service period of the awards for those awards granted following the adoption of SFAS No. 123R. For nonvested awards outstanding upon the adoption of SFAS No. 123R, the Company is recognizing stock-based compensation expense on a straight-line basis over the remaining requisite service period of the awards. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations, and provided pro forma disclosures applying the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards. For the year ended February 3, 2007, the effect of the adoption of SFAS No. 123R was a decrease to operating income of $12,492 and a decrease to net income of $7,807.

The consolidated statements of operations for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, include the following stock-based compensation expense related to stock option awards, nonvested stock awards, and restricted stock unit awards:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Cost of sales, buying and occupancy	$1,695	$2,594	$—
Selling, general, and administrative	17,547	15,402	8,417

Compensation expense related to stock-based awards	19,242	17,996	8,417
Less: Income tax benefit	7,699	7,200	3,368

Net compensation expense related to stock-based awards	$11,543	$10,796	$5,049

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. Due to unexpected employee retirements that occurred

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

during 2007, the Company revised its forfeiture rates. During 2007, the Company recognized $2,482 as a reduction of stock-based compensation expense as a result of a change to the estimated forfeiture rates. Additionally, in 2007, the Company recognized $302 of additional stock-based compensation expense as a result of a modification that was made to the stock options held by the former President and Chief Executive Officer upon his retirement.

Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as part of cash from operating activities. Under SFAS No. 123R, approximately $347 and $1,156 of benefits from tax deductions in excess of recognized compensation costs were reported as cash from financing activities for the years ended February 2, 2008 and February 3, 2007. The Company elected to use the short form method to calculate the Additional Paid-in Capital (“APIC”) pool. The tax benefit of any resulting excess tax deduction will increase the APIC pool; any resulting tax deficiency will be deducted from the APIC pool to the extent available and then income tax expense will be recognized for any remaining tax deficiency.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 for the Company’s stock-based compensation plans for the year ended January 28, 2006:

January 28,
2006

Net income, as reported	$93,151
Add: stock-based compensation included in reported net income, net of related tax effects	5,266
Deduct: total stock-based compensation expensed determined under fair value based method, net of related tax effects	(13,702)

Pro forma net income	$84,715

Earnings per share:
Basic-as reported	$1.76

Basic-pro forma	$1.60

Diluted- as reported	$1.72

Diluted- pro forma	$1.56

Stock Options

The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during 2007, 2006, and 2005 were $7.58, $8.85, and $12.14, per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Weighted average risk-free interest rate	4.5%	4.7%	4.0%
Weighted average expected life of option grants	4.6 years	4.5 years	4.2 years
Weighted average expected volatility of underlying stock	38.5%	41.8%	47.9%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	2.4%	2.0%	1.5%

The risk-free interest rate represents the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the option. The expected life of an option is based on the historical

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

experience for the population of option holders. Expected volatility is based on the Company’s historical realized volatility over the period that matches the expected life of the option. Expected dividend yield is based on the expected annual payment of dividends divided by the exercise price of the option award. In determining the assumptions to be used, when the Company has relied on historical data or trends, the Company has also considered, if applicable, any expected future trends that could differ from historical results and has modified its assumptions if applicable.

A summary of stock option activity during the year ended February 2, 2008 is presented below.

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value

Outstanding at beginning of year	8,438,930	$28.44
Granted	1,695,200	23.75
Exercised	(173,720)	10.83
Forfeited	(384,707)	26.34
Expired	(83,997)	34.37

Outstanding at end of year	9,491,706	$27.96	5.0	$173

Exercisable at end of year	7,146,058	$28.97	3.7	$143

The total grant date fair value of options that vested during 2007 was $12,274. The aggregate intrinsic value of stock options exercised during 2007, 2006, and 2005 was $945, $2,895, and $10,535. As of February 2, 2008, there was $10,430 of unrecognized compensation cost, net of estimated forfeitures, related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.8 years.

Nonvested Stock Awards and RSUs

A summary of nonvested stock awards and RSU activity for the year ended February 2, 2008 is presented below. The fair value of nonvested stock awards and RSUs granted are based on the closing traded stock price on the date of the grant.

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share

Nonvested at beginning of year	1,204,427	$29.04
Granted	1,036,336	21.04
Vested	(65,890)	25.28
Forfeited	(244,575)	28.45

Nonvested at end of year	1,930,298	$24.95

The intrinsic value of nonvested stock awards and RSUs that vested during 2007 was $1,610.

As of February 2, 2008, there was $22,253 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock awards and RSUs that are expected to vest. These costs are expected to be recognized over a weighted average period of 2.9 years.

8.	Related Party and Affiliates

AEON Co., Ltd. is a related party that owns and operates Talbots brand stores in Japan through its wholly owned subsidiary, Talbots Japan Co., Ltd. (“Talbots Japan”). The Company provides certain services and purchases merchandise for Talbots Japan. The Company is reimbursed for expenses incurred and the cost of merchandise. For

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

the years ended February 2, 2008, February 3, 2007, and January 28, 2006, the total charges for services and merchandise purchases were $14,784, $16,990, and $18,675, respectively. At February 2, 2008 and February 3, 2007, the Company was owed $3,040 and $5,672, respectively, for these service costs and for merchandise inventory purchases made on behalf of Talbots Japan. Interest at a rate equal to the Internal Revenue Service monthly short-term applicable federal rate, which was 3.1% and 4.8% at February 2, 2008 and February 3, 2007, respectively, accrues on amounts outstanding more than 30 days after the original invoice date. For the years ending February 2, 2008, February 3, 2007, and January 28, 2006, the Company charged Talbots Japan interest of $139, $238, and $280, respectively.

The Company has an advisory services agreement with AEON USA under which AEON USA provides advice and services to the Company with respect to strategic planning and other related issues concerning the Company. Additionally, AEON USA maintains on behalf of the Company, a working relationship with Japanese banks and other financial institutions. AEON USA receives an annual fee of $250 plus any expenses incurred, which are not material. At February 2, 2008 and February 3, 2007, there were no amounts owed under this contract. The Company also provides routine tax and accounting services to AEON USA which are immaterial in amount.

Under the Company’s stock repurchase authorizations, shares are repurchased from the open market from time to time. Concurrently with such open market purchases, the Company has generally purchased a pro rata number of shares from AEON USA so as to maintain substantially the same percentage stock ownership of the Company between AEON USA and the public shareholders. For each pro rata repurchase program, purchases of shares from AEON USA are at the weighted average price of the prices paid to the public shareholders. There were no shares repurchased from AEON USA during 2007 or 2006. During 2005, a total of 937,030 shares were repurchased from AEON USA at a weighted average price of $30.04 per share.

9.	Accounts Receivable

Customer accounts receivable are as follows:

	February 2,	February 3,
	2008	2007

Due from customers	$213,553	$206,819
Less allowance for doubtful accounts	(2,700)	(2,200)

Customer accounts receivable, net	$210,853	$204,619

Finance charge income (including interest and late fee income) amounted to $41,815, $42,398, and $40,605 for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively.

Changes in the allowance for doubtful accounts are as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Balance, beginning of year	$2,200	$2,400	$2,700
Charges to costs and expenses	3,443	1,360	2,208
Charge-offs, net of recoveries	(2,943)	(1,560)	(2,508)

Balance, end of year	$2,700	$2,200	$2,400

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

10.	Property and Equipment

Property and equipment consists of the following:

	February 2,	February 3,
	2008	2007

Land	$22,747	$22,817
Buildings	89,264	88,267
Fixtures and equipment	458,420	435,755
Software	55,893	50,830
Leasehold improvements	444,189	420,046
Construction in progress	21,096	18,132

Property and equipment-gross	1,091,609	1,035,847
Less accumulated depreciation and amortization	(604,876)	(502,631)

Property and equipment-net	$486,733	$533,216

Depreciation expense for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 was $119,875, $112,934, and $89,938, respectively.

11.	Accrued Liabilities

Accrued liabilities consist of the following:

	February 2,	February 3,
	2008	2007

Gift cards, merchandise credits, sales return reserve and other customer related liabilities	$80,635	$74,351
Employee compensation, related tax and benefits	38,965	38,300
Taxes other than income and withholding	11,427	14,329
Other accrued liabilities	54,708	31,783

Total accrued liabilities	$185,735	$158,763

Changes in the sales return reserve are as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Sales return reserve balance, beginning of year	$11,081	$10,283	$9,184
Balance acquired from J. Jill at fair value	—	5,561	—
Provision for merchandise returns	448,005	427,311	378,697
Merchandise returned	(445,895)	(432,074)	(377,598)

Sales return reserve balance, end of year	$13,191	$11,081	$10,283

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

12.	Debt

A summary of outstanding long-term debt follows:

	February 2,	February 3,
	2008	2007

Acquisition Debt	$280,000	$360,000
Revolving Credit Agreements	80,000	100,000
Term Loan	20,000	—
Tilton Facility Loan	9,027	9,643

Total long-term debt	389,027	469,643
Less current maturities	(80,650)	(80,469)

Long term-debt, less current portion	$308,377	$389,174

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

The Acquisition Debt bears interest at a rate per annum equal to LIBOR plus 0.35%. It is to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting a change in control in which AEON USA is no longer the majority shareholder, liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a maximum leverage ratio, a minimum net worth, and a minimum fixed charge coverage ratio. In November 2007, the Company entered into an amendment to the Acquisition Debt agreement with its lenders which changed the leverage ratio and the fixed charge coverage ratio financial covenants through the remaining term of the loan, effective November 3, 2007. For the period from November 3, 2007 through fiscal year 2008, the leverage ratio is not to exceed 4.0 to 1.0. For fiscal year 2009, the leverage ratio is not to exceed 3.5 to 1.0 and for fiscal year 2010 and thereafter, the leverage ratio is not to exceed 3.0 to 1.0. Other financial covenants under the agreement include a minimum net worth, (calculated as the sum of the par value of the Company’s outstanding common stock, additional paid-in-capital, and retained earnings) of $500 million; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations). For the period from November 3, 2007 through fiscal year 2008, the fixed charge coverage ratio may not be less than 1.25 to 1.0. For fiscal year 2009, the fixed charge coverage ratio may not be less than 1.4 to 1.0 and for fiscal year 2010 and thereafter, the fixed charge coverage ratio may not be less than 1.6 to 1.0. The Company was in compliance with the revised financial covenants as of February 2, 2008. As of February 2, 2008, there were $280,000 in borrowings outstanding under the Acquisition Debt. The interest rate on the Acquisition Debt at February 2, 2008 was 3.6%.

In addition, as of February 2, 2008, the Company has revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80,000, have two-year terms, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of February 2, 2008, the weighted average interest rate on the loans was 4.8%. None of the outstanding balance is currently payable. At February 2, 2008, the Company had $80,000 outstanding under its Revolving Credit Agreements. Of the $80,000 outstanding, $46,000 is due in April 2009 and $34,000 is due in January 2010, but may be extended

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

upon approval from the banks. At February 3, 2007, the Company had $100,000 outstanding under revolving credit agreements. The Company will need to refinance its debt that becomes due in fiscal year 2009.

In April 2007, the Company converted $20,000 of revolving credit borrowings into a term loan (the “Term Loan”). The principal on the Term Loan is due in April 2012. Interest on the Term Loan is due every six months and is fixed at 5.8% for the first two interest periods from April 2007 through April 2008, and is fixed at 5.9% for the remaining interest periods through April 2012. As of February 2, 2008, the Company had $20,000 outstanding under its Term Loan.

As part of the J. Jill acquisition, Talbots assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum. As of February 2, 2008, the Company had $9,027 outstanding under its Tilton Facility Loan.

Line of Credit (Notes payable to banks) — At February 2, 2008, the Company had $140,000 available under its line of credit facilities. The Company’s line of credit facilities are uncommitted and are maintained at the sole discretion of the banks. At February 2, 2008 and February 3, 2007, there was $0 and $45,000 respectively, outstanding under these facilities. In March 2008, the Company increased its available borrowings by $25,000 from $140,000 to $165,000 under its line of credit facilities.

Letters of Credit — The Company has letter of credit agreements totaling $265,000 at February 2, 2008, which it uses primarily for the purchase of merchandise inventories. At February 2, 2008 and February 3, 2007, the Company had $158,365 and $180,533, respectively, outstanding under these letters of credit. The Company’s letter of credit agreements of $265,000 at February 2, 2008 are held with two banks in the amounts of $135,000 and $130,000. Subsequent to year-end, the Company’s letter of credit facility with one of its banks was reduced from $135,000 to $60,000. The bank also notified the Company that the revised $60,000 limit would be gradually reduced to $0 through August of 2008. Also subsequent to year-end, the Company’s letter of credit for the remaining capacity of $130,000 was not renewed. The bank notified the Company that it would honor outstanding drawings under the letter of credit agreement, but that no new drawings under the agreement would be accepted. Accordingly, the Company will now purchase inventory from vendors on open account without the utilization of letters of credit.

The following table summarizes the Company’s annual maturities of long-term debt subsequent to February 2, 2008:

Long-Term
Debt

2008	$80,650
2009	168,377
2010	80,000
2011	40,000
2012	20,000

Total	$389,027

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

13.	Income Taxes

Income (loss) before taxes for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, consists of the following:

	February 2,	February 3,	January 28,
	2008	2007	2006

Domestic	$(225,343)	$44,838	$140,567
Foreign	4,386	5,684	8,475

Total	$(220,957)	$50,522	$149,042

The provision for income taxes for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, consists of the following:

	February 2,	February 3,	January 28,
	2008	2007	2006

Currently payable:
Federal	$6,562	$32,823	$59,667
State	—	1,212	5,802
Foreign	1,216	1,691	3,007

Total currently payable	7,778	35,726	68,476

Deferred:
Federal	(32,335)	(13,695)	(9,650)
State	(7,525)	(3,253)	(1,914)
Foreign	(34)	168	(1,021)

Total deferred	(39,894)	(16,780)	(12,585)

Total income tax (benefit) expense	$(32,116)	$18,946	$55,891

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	February 2, 2008		February 3, 2007		January 28, 2006
	Tax	Rate	Tax	Rate	Tax	Rate

Tax at federal stautory rate	$(77,335)	35.0%	$17,683	35.0%	$52,165	35.0%
Adjustments resulting from:
State income taxes, net of federal tax benefit	(4,802)	2.2	1,422	2.8	2,527	1.7
Foreign tax	—		(130)	(0.3)	214	0.1
Officer compensation	1,640	(0.7)
Foreign income inclusion	3,529	(1.6)	—	—	—	—
Goodwill impairment	46,900	(21.2)
In kind donations	(1,248)	0.5	(1,314)	(2.5)	—	—
Other	(800)	0.3	1,285	2.5	985	0.7

Actual tax (benefit) expense	$(32,116)	14.5%	$18,946	37.5%	$55,891	37.5%

The foreign income tax inclusion represents a cash distribution from the Company’s Canadian operations.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Deferred tax assets (liabilities)

Components of the net deferred tax assets or liabilities recognized in the Company’s consolidated balance sheets are as follows:

	February 2, 2008			February 3, 2007
	Assets	Liabilities	Total	Assets	Liabilities	Total

United States:
Current:
Merchandise inventories	$15,089	$—	$15,089	$17,624	$—	$17,624
Deferred catalog costs	—	(3,157)	(3,157)	—	(2,286)	(2,286)
Accrued vacation pay	6,029	—	6,029	5,713	—	5,713
Net operating loss carryforward	—	—	—	6,151	—	6,151
Other	9,802	(2,752)	7,050	4,145	(2,668)	1,477

Total current	30,920	(5,909)	25,011	33,633	(4,954)	28,679

Noncurrent:
Depreciation and amortization	—	(49,758)	(49,758)	—	(58,643)	(58,643)
Lease commitments	12,179	—	12,179	12,586	—	12,586
Stock and deferred compensation	41,617	—	41,617	26,099	—	26,099
Pension liability	9,044	—	9,044	15,843	—	15,843
Net operating loss carryforward	3,327	—	3,327	—	—	—
Charitable contribution carryforward	2,911	—	2,911	—	—	—
Identifiable intangible	—	(49,300)	(49,300)	—	(59,604)	(59,604)
Deferred taxes associated with unrecognized tax benefits (FIN No. 48)	23,251	—	23,251	—	—	—
Other	168	—	168	1,302	—	1,302

Total noncurrent	92,497	(99,058)	(6,561)	55,830	(118,247)	(62,417)

Foreign:
Current:
Merchandise inventories	49	—	49	49	—	49
Other	24	—	24	24	—	24

Total current	73	—	73	73	—	73

Noncurrent:
Depreciation and amortization	915	—	915	880	—	880

Total noncurrent	$915	$—	$915	$880	$—	$880

As of February 2, 2008, the Company has state net loss carryforwards which will result in $3,327 of tax benefits. These state net loss carryforwards will expire in 2012 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2012.

As a result of the acquisition of J. Jill in May 2006, a $9,500 tax benefit was generated from the exercise of non-qualified stock options held by certain J. Jill employees and was recorded as a reduction to goodwill.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

Uncertain tax positions

Effective February 4, 2007, the Company adopted the provisions of FIN No 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN No. 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Upon the adoption of FIN No. 48, the Company has elected to classify interest on uncertain tax positions in interest expense, interest income from income tax refunds in other interest income, and penalties in selling, general and administrative expenses. Previously, these amounts were reflected in income tax expense.

As a result of the adoption of FIN No. 48, as of February 4, 2007, the Company recognized a $4,674 increase in its reserve related to uncertain tax positions which was recorded as a reduction to the February 4, 2007 balance of retained earnings. Additionally, the Company recorded an increase in deferred tax assets of $23,996, a corresponding increase in the reserve related to uncertain tax positions of $18,555, and an increase in accrued tax related interest of $5,441 related primarily to the federal tax benefit associated with certain state tax and interest reserves and temporary differences.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from February 4, 2007 to February 2, 2008:

Balance as of February 4, 2007	$41,545
Decreases related to prior year tax positions	(3,293)
Increases related to current year tax positions	711
Decreases related to settlements with taxing authorities	(761)
Decreases related to lapsing of statutue of limitations	(294)

Balance as of February 2, 2008	$37,908

As of February 2, 2008 and February 4, 2007, the Company had unrecognized tax benefits of approximately $37,908 and $41,545, respectively, of which $20,858 and $22,991, respectively, if recognized, would impact the effective tax rate. As of February 2, 2008, and February 4, 2007, the total amount of accrued tax-related interest and penalties included in other liabilities was as follows: tax-related interest of $17,679 and $13,606, respectively, and penalties of $3,408 and $3,124, respectively. The amounts of tax-related interest and penalties accrued during 2007 was $4,073 and $284, respectively.

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

14.	Segment and Geographic Information

The Company has segmented its operations in a manner that reflects how its chief operating decision-maker reviews the results of the operating segments that comprise the consolidated entity. The Company considers its operating segments to be similar in terms of economic characteristics, purchasing processes, and operations, and has aggregated them into two reporting segments.

The Company’s “Stores Segment” includes the Company’s Talbots and J. Jill brand retail store operations in the United States and the Talbots brand retail store operations in Canada and in the United Kingdom. The Company has announced the expected closing of its three stores located within the United Kingdom in 2008. The Company’s “Direct Marketing Segment” includes catalog and Internet operations for both Talbots and J. Jill brands.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The Company’s reporting segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s apparel, accessories and shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its approximately 40 distinct catalog mailings per year, 25 relating to the Talbots brand and 15 relating to the J. Jill brand, and online at www.talbots.com and www.jjill.com.

The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs, including restructuring charges associated with the closing of the Talbots Kids and Talbots Mens business concepts. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots charge card operations, certain general warehousing costs, depreciation related to corporate held assets, amortization of the Company’s intangible assets other than leasehold interests, impairment charges on the Company’s intangible assets and corporate-wide restructuring charges. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available.

The following is segment information for the years ended February 2, 2008, February 3, 2007, and January 28, 2006:

	February 2, 2008
	Stores	Direct Marketing	Total

Net sales	$1,861,426	$427,870	$2,289,296
Direct profit	125,094	67,045	192,139
Depreciation and amortization	101,942	1,075	103,017

	February 3, 2007
	Stores	Direct Marketing	Total

Net sales	$1,845,647	$385,386	$2,231,033
Direct profit	202,829	71,270	274,099
Depreciation and amortization	94,076	875	94,951

	January 28, 2006
	Stores	Direct Marketing	Total

Net sales	$1,543,645	$264,961	$1,808,606
Direct profit	231,572	57,807	289,379
Depreciation and amortization	77,635	1,282	78,917

The remaining depreciation and amortization of $27,504, $26,252, and $11,210 was included within indirect expenses for the years ended February 2, 2008, February 3, 2007, and January 28, 2006.

Net retail store sales by brand for the years ended February 2, 2008 and February 3, 2007 were as follows:

	Year Ended
	February 2, 2008	February 3, 2007

Talbots brand	$1,533,762	$1,603,774
J. Jill brand	327,664	241,873

Total	$1,861,426	$1,845,647

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The following reconciles direct profit to consolidated net (loss) income for the years ended February 2, 2008, February 3, 2007, and January 28, 2006.

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Total direct profit for reportable segments	$192,139	$274,099	$289,379
Less: indirect expenses, including impairment charges	378,531	199,058	137,231

Operating (loss) income	(186,392)	75,041	152,148
Interest expense-net	34,565	24,519	3,106

(Loss) Income before taxes	(220,957)	50,522	149,042
Income tax (benefit) expense	(32,116)	18,946	55,891

Consolidated net (loss) income	$(188,841)	$31,576	$93,151

As a retailer that sells to the general public, the Company has no single customer who accounts for greater than 10% of the Company’s consolidated net sales.

The following is geographical information as of and for the years ended February 2, 2008, February 3, 2007, and January 28, 2006:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Sales:
United States	$2,226,356	$2,167,656	$1,749,110
Foreign	62,940	63,377	59,496

Total consolidated revenues	$2,289,296	$2,231,033	$1,808,606

Long-lived assets:
United States	$816,930	$1,022,569	$492,669
Foreign	3,657	5,159	6,264

Total long-lived assets	$820,587	$1,027,728	$498,933

The classification “Foreign” is comprised of the Company’s Canada and United Kingdom retail store operations and the classification “United States” is comprised of the Company’s United States retail store operations and the Company’s Direct Marketing operations.

15.	Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering substantially all Talbots brand and shared service salaried and hourly employees in the United States of America, hired on or before December 31, 2007. During 2007, the Company elected to close participation in the Pension Plan for all associates hired or rehired after December 31, 2007, however the Company has chosen not to stop the accrual of future benefits for employees hired by the Company on or before December 31, 2007. Employees are enrolled in the pension plan after one year of service (with at least 1,000 hours worked) and reaching age 21. Employee benefits vest over five years. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. The Company’s general funding policy is to contribute at least the amount required by law up to the amount that is deductible for federal income tax purposes. The Company uses December 31st as its measurement date for obligation and asset calculations. Pension Plan assets consist principally of equity, fixed income securities and foreign equity investments.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The Company has two unfunded, non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots brand key executives impacted by Internal Revenue Code limits on benefits and certain Talbots brand current and former key executives who defer compensation into the Company’s Deferred Compensation Plan. The Company uses December 31st as its measurement date for obligation calculations.

Retirees are eligible for certain limited postretirement health care benefits (“Postretirement Medical Plan”) if they have met certain service and minimum age requirements. Additionally, three Talbots brand, current and former, executive officers of the Company participate in a separate executive postretirement medical plan (“Executive Postretirement Medical Plan”). Under the Executive Postretirement Medical Plan, the participants and their eligible dependents are not required to pay deductible or co-pay amounts or contribute toward insurance premiums. Each of the participants and their spouses will continue to be covered under this plan upon retirement for life. The cost of the benefits under these plans are accrued during the years in which the employees provide service. The plans are not funded. The Company uses December 31st as its measurement date for obligation calculations. Together, these plans are referred to as the Postretirement Medical Plans.

During 2006, the Company reviewed its current practice related to the Company’s coverage of costs related to its Postretirement Medical Plan. The Company concluded that the original intent of the plan was to charge participants exactly the expected actuarial cost to the Company. Over the last several years, the Company was in the practice of charging participants an amount that was less than the expected actuarial cost to the Company. As such, beginning in 2006 and over the following five years, the Company will gradually increase the amount charged to participants such that by the fifth year, the Company will be charging its participants an amount that fully offsets the actuarial projected liability. The impact of this change is reflected in the table below under change in benefit obligations as a Plan change in 2006.

The following table sets forth the changes in the benefit obligations and assets of the Company’s Pension Plan, SERP and Postretirement Medical Plans as of February 2, 2008 and February 3, 2007.

					Postretirement
	Pension Plan		SERP		Medical Plans
	February 2,	February 3,	February 2,	February 3,	February 2,	February 3,
	2008	2007	2008	2007	2008	2007

Change in benefit obligations:
Projected benefit obligations at beginning of year	$140,418	$137,601	$19,662	$20,765	$1,305	$10,052
Service cost	9,742	10,543	478	453	2	378
Interest cost	8,615	7,575	1,140	1,045	82	204
Actuarial loss (gain)	(9,730)	(13,397)	(1,020)	(2,492)	(237)	(1,037)
Benefits paid, net	(2,354)	(1,904)	(138)	(109)	(176)	(136)
Plan change	—	—	—	—	255	(8,156)

Projected benefit obligations at end of year	$146,691	$140,418	$20,122	$19,662	$1,231	$1,305

Changes in assets:
Fair value at beginning of year	$99,660	$84,041	$—	$—	$—	$—
Actual return on plan assets	12,844	5,523	—	—	—	—
Employer contributions	—	12,000	138	109	176	137
Benefits paid	(2,354)	(1,904)	(138)	(109)	(176)	(137)

Fair value at end of year	$110,150	$99,660	$—	$—	$—	$—

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The following table sets forth the funded status of the Company’s Pension Plan, SERP, and Postretirement Medical Plans and the amounts recognized in the Company’s consolidated balance sheets as of February 2, 2008 and February 3, 2007.

					Postretirement
	Pension Plan		SERP		Medical Plans
	February 2,	February 3,	February 2,	February 3,	February 2,	February 3,
	2008	2007	2008	2007	2008	2007

Funded status:
Plan assets (greater)/less than projected benefit obligations	$36,540	$40,757	$20,084	$19,653	$1,225	$1,293

Net amounts recognized in the consolidated balance sheet:	$36,540	$40,757	$20,084	$19,653	$1,225	$1,293

Net amounts recognized in the consolidated balance sheet consist of:
Other assets (non-current)	$—	$(238)	$—	$—	$—	$—
Other liabilities (non-current)	36,540	40,995	20,084	19,653	1,225	1,293

Net amounts recognized in the consolidated balance sheets	$36,540	$40,757	$20,084	$19,653	$1,225	$1,293

Net amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$14,841	$24,419	$1,170	$1,834	$1,030	$1,414
Prior service cost (credit)	133	174	39	579	(3,647)	(4,664)

Net amounts recognized in accumulated other comprehensive income, net of tax	$14,974	$24,593	$1,209	$2,413	$(2,617)	$(3,250)

Below is a summary of the projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the Company’s Pension Plan and SERP:

	Pension Plan		SERP
	February 2,	February 3,	February 2,	February 3,
	2008	2007	2008	2007

Projected benefit obligation	$146,691	$140,418	$20,122	$19,662
Accumulated benefit obligation	$115,070	$109,169	$17,681	$17,847
Fair value of plan assets	$110,150	$99,660	$—	$—

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The components of pension expense for the Pension Plan are as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Service expense-benefits earned during the period	$9,742	$10,543	$9,923
Interest expense on projected benefit obligation	8,615	7,575	7,056
Expected return on plan assets	(9,331)	(8,160)	(7,105)
Net amortization and deferral	2,795	4,092	4,741

Net pension expense	$11,821	$14,050	$14,615

The components of net SERP expenses are as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Service expense-benefits earned during the period	$478	$453	$778
Interest expense on projected benefit obligation	1,140	1,045	971
Net amortization and deferral	960	1,596	1,667

Net SERP expense	$2,578	$3,094	$3,416

The components of postretirement medical expense are as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Service expense-benefits earned during the period	$2	$378	$767
Interest expense on accumulated postretirement benefit obligation	82	204	389
Net amortization and deferral	(1,090)	(686)	97

Net postretirement medical expense (credit)	$(1,006)	$(104)	$1,253

When funding is required for the Pension Plan, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During 2007 and 2006, the Company was not required to make any contributions. During 2007, the Company did not make any voluntary contributions and during 2006, the Company made voluntary contributions of $12,000 to the Pension Plan. Based upon currently available information, the Company will be required to make contributions of approximately $12,500 to the Pension Plan in 2008.

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

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Pension Plan:
Discount rate	6.00%	5.50%	5.75%
Discount rate used to determine projected benefit obligation at end of year	6.50%	6.00%	5.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of future compensation increases	4.00%	4.00%	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	4.00%	4.00%	4.00%
SERP:
Discount rate	6.00%	5.50%	5.75%
Discount rate used to determine projected benefit obligation at end of year	6.25%	6.00%	5.50%
Rate of future compensation increases	4.00%	4.00%	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	4.00%	4.00%	4.00%
Postretirement Medical Plans:
Discount rate	6.00%	5.50%	5.75%
Discount rate used to determine projected benefit obligation at end of year	6.25%	6.00%	5.50%
Initial healthcare cost trend rate-projected benefit obligations	10.00%	11.00%	12.00%
Initial healthcare cost trend rate-periodic expense	11.00%	12.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

The assumed discount rate utilized is based, in part, upon a discount rate modeling process that involves applying a methodology which matches the future benefit payment stream to a discount curve yield for the plan. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and periodic expense pursuant to its employee benefits plans. To the extent the discount rate increases or decreases, the Company’s Pension Plan, SERP, and Postretirement Medical Plans obligation is decreased or increased accordingly.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. It is the Company’s current target allocation to invest the Pension Plan assets in equity securities, including foreign securities (approximately 70 percent) and fixed income securities (approximately 30 percent). The Company does not allow the plan to invest in the Company’s stock, AEON Co., Ltd.’s stock, or in the stock of soft goods retailers. The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan. The expected average long-term rate of return on assets is based on an analysis which considers: actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the major classes of investments in which

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

the Company invests (debt, equity, and foreign securities) for the period since the Pension Plan’s inception and for the longer commencing periods when the return data was first tracked, and expectations of future market returns from outside sources for the two major classes of investments in which the Company invests. This rate is utilized primarily in estimating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over approximately five years.

The market related value of plan assets is a calculated value that recognizes the changes in fair value by adjusting the current market value of plan assets by the difference between actual investment return versus expected investment return over the last five years at a rate of twenty percent per year. The market related value of plan assets is determined consistently for all classes of assets.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is utilized principally in estimating the pension obligation and annual pension expense.

The Pension Plan’s weighted average asset allocations at December 31, 2007 and December 31, 2006 by asset category are as follows:

	Target	December 31, 2007		December 31, 2006
	Allocation	Amount	Percent	Amount	Percent

Equity securites, including $12,093 of foreign securities	70%	$78,070	71%	$72,517	73%
Debt securities	30%	26,907	24	23,534	24
Cash and money market		5,173	5	3,609	3

Total		$110,150	100%	$99,660	100%

Information about the expected cash flow for the Pension Plan, SERP, and Postretirement Medical Plans follows:

	Pension		Postretirement
	Plan	SERP	Medical Plans

Expected benefit payments:
2008	$2,576	$1,239	$83
2009	2,947	1,258	55
2010	3,409	1,280	28
2011	3,962	1,311	—
2012	4,665	1,359	—
2013 to 2017	38,530	7,731	—

The Company expects to contribute $1,239 and $83 to the SERP and the Postretirement Medical Plans, respectively, during 2008. The Company is required to contribute approximately $12,500 to the Pension Plan in 2008. The Company has not determined the additional amount, if any, that it will voluntary contribute to the Pension Plan during 2008.

The estimated amount that will be amortized from AOCI into net periodic benefit cost in 2008 is as follows:

	Pension		Postretirement
	Plan	SERP	Medical Plans

Net actuarial loss	$956	$—	$480
Prior service cost	$69	$28	$(1,696)

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

The Company currently has two qualified defined contribution 401(k) plans, one which covers substantially all employees for the Talbots brand and one which covers substantially all employees for the J. Jill brand. Under the Talbots 401(k) plan, employees make contributions to the plan and the Company makes a cash contribution that matches 50% of an employee’s contribution up to a maximum of 6% of the employee’s compensation. Talbots brand employees may elect to invest in the common stock of the Company at their discretion up to 50% of their total investment. Company contributions into the Talbots 401(k) plan for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 were $3,723, $3,980, and $3,747, respectively.

On January 1, 2008, The J. Jill 401(k) plan was amended. Under the amended plan, J. Jill brand employees make contributions to the plan and the Company makes a cash contribution that matches 50% of an employee’s contribution up to a maximum of 6% of the employee’s compensation. Additionally, under the amended plan, J. Jill brand employees may elect to invest in the common stock of the Company at their discretion up to 50% of their total investment. Prior to the amendment, J. Jill brand employees made contributions to the plan and the Company made discretionary matching contributions of a percent, if any, determined annually based on a percentage of employee pretax contributions. Company contributions for the 2007 plan year were $355 and were deposited to eligible participant accounts in March 2008. Company contributions for the 2006 plan year were $375 and were deposited to eligible participant accounts in March 2007.

16.	Commitments

The table below is a summary of the Company’s contractual commitments under non-cancelable operating leases, merchandise purchases, construction contracts, and service purchase contracts as of February 2, 2008:

Contractual
Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Operating leases:
Real estate	$1,110,536	$183,086	$180,025	$171,320	$152,486	$124,456	$299,163
Equipment	14,094	5,678	4,991	2,890	397	118	20
Merchandise purchases	470,200	470,200	—	—	—	—	—
Construction contracts	12,737	12,737	—	—	—	—	—
Other contractual commitments	41,232	27,043	12,103	2,086	—	—	—

Total Commitments	$1,648,799	$698,744	$197,119	$176,296	$152,883	$124,574	$299,183

Operating Leases — The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2024. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and also provide that the Company pay real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Additionally, most store leases provide renewal options and contain rent escalation clauses. Included in the schedule above are 43 executed leases related to stores not yet opened at February 2, 2008. Rent expense for the years ended February 2, 2008, February 3, 2007, and January 28, 2006, was $176,119, $163,051, and $126,904 respectively. This includes $2,897, $1,694, and $1,793, respectively, of percentage rent and contingent rental expense and $256, $266, and $232, respectively of sublease rental income. As of February 2, 2008, the Company expects to receive sublease rental income of $243, $238, and $61 in the years 2008, 2009, and 2010 under its existing noncancelable subleases. Additionally, the Company leases both store computer and other corporate computer equipment with lease terms generally between three and five years.

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

17.	Net (loss) Income Per Share

The weighted average shares used in computing basic and diluted net (loss) income per share are presented below. Options to purchase 9,491,706 shares of common stock were outstanding at February 2, 2008, and were not included in the computation of diluted net loss per share since the effect would have been antidilutive. Nonvested stock awards and restricted stock units of 1,930,298 were outstanding at February 2, 2008, and were not included in the computation of diluted net loss per share since the effect would have been antidilutive. Options to purchase 5,917,502, and 4,134,014 shares of common stock were outstanding as of February 3, 2007, and January 28, 2006, respectively, but were not included in the computation of diluted net income per share for the periods. Such options have been excluded because the options’ exercise prices were greater than the average market prices of the common shares, and the effect of including these securities would have been antidilutive.

	Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Shares for computation of basic net (loss) income per share	53,006	52,651	52,882
Effect of stock compensation plans	—	834	1,221

Shares for computation of diluted net (loss) income per share	53,006	53,485	54,103

18.	Quarterly Results (unaudited)

The following table shows certain unaudited quarterly information for the Company during 2007 and 2006.

	Fiscal 2007 Quarter Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Net sales	$573,556	$572,331	$556,012	$587,397
Gross profit	213,941	163,318	191,931	166,112
Net income (loss)	5,240	(13,316)	(9,387)	(171,378	)(1)
Net income (loss) per share
Basic	$0.10	$(0.25)	$(0.18)	$(3.23)
Diluted	$0.10	$(0.25)	$(0.18)	$(3.23)
Weighted average number of sharesof common stock outstanding (in thousands)
Basic	52,928	52,980	53,032	53,085
Diluted	53,908	52,980	53,032	53,085
Cash dividends declared per share	$0.13	$0.13	$0.13	$0.13
Market price data
High	$26.18	$25.70	$24.97	$16.35
Low	$20.95	$19.58	$13.66	$6.96

(1)	The net loss in the fourth quarter of 2007 includes an impairment charge of $149,600 before an income tax benefit of $5,834, relating to the Company’s acquired goodwill and trademark, as well as pretax restructuring charges of $9,275.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amounts in thousands except share and per share data

	Fiscal 2006 Quarter Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2006
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)

Net sales	$453,012	$571,377	$568,640	$638,004
Gross profit	180,812	172,128	209,973	197,556
Net income	27,356	(3,858)	8,061	17
Net income per share
Basic	$0.52	$(0.07)	$0.15	$0.00
Diluted	$0.51	$(0.07)	$0.15	$0.00
Weighted average number of shares of common stock outstanding (in thousands)
Basic	52,620	52,222	52,854	52,892
Diluted	53,669	52,222	53,718	53,820
Cash dividends declared per share	$0.12	$0.13	$0.13	$0.13
Market price data
High	$28.25	$25.58	$30.00	$28.74
Low	$23.50	$17.38	$20.00	$23.01