Form 10-Q
period 2008-05-03
TALBOTS INC
filed 2008-06-12
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
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
Registrant’s telephone number, including area code 781-749-7600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 11, 2008
Common Stock, $0.01 par value	55,523,485

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
Amounts in thousands except per share data

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Net Sales	$542,438	$573,556

Costs and Expenses
Cost of sales, buying and occupancy	336,893	359,615
Selling, general and administrative	186,408	196,627
Restructuring charges	11,108	—
Impairment of store assets	943	—

Operating Income	7,086	17,314

Interest
Interest expense	5,814	9,651
Interest income	117	368

Interest Expense — net	5,697	9,283

Income Before Taxes	1,389	8,031

Income Tax (Benefit) Expense	(253)	2,791

Net Income	$1,642	$5,240

Net Income Per Share

Basic	$0.03	$0.10

Diluted	$0.03	$0.10

Weighted Average Number of Shares of Common Stock Outstanding

Basic	53,302	52,928

Diluted	53,505	53,908

Cash Dividends Paid Per Share	$0.13	$0.13

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MAY 3, 2008, FEBRUARY 2, 2008, AND MAY 5, 2007
Amounts in thousands except share data

	May 3,	February 2,	May 5,
	2008	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$31,816	$25,476	$17,753
Customer accounts receivable — net	226,911	210,853	219,756
Merchandise inventories	319,336	329,104	351,528
Deferred catalog costs	11,155	11,420	10,836
Due from affiliates	1,101	3,040	4,353
Deferred income taxes	23,569	25,084	26,170
Prepaid and other current assets	52,048	46,870	48,755

Total current assets	665,936	651,847	679,151
Property and equipment — net	465,711	486,733	520,154
Goodwill	113,490	113,490	247,490
Trademarks	139,384	139,384	154,984
Other intangible assets — net	78,435	80,980	89,149
Other assets	21,212	30,545	29,190

Total Assets	$1,484,168	$1,502,979	$1,720,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,575	$171,830	$82,834
Accrued income taxes	1,314	4,829	945
Accrued liabilities	190,013	185,735	157,157
Notes payable to banks	98,625	—	60,000
Current portion of long-term debt	116,865	80,650	80,475

Total current liabilities	491,392	443,044	381,411
Long-term debt less current portion	252,000	308,377	369,012
Deferred rent under lease commitments	146,052	144,569	133,778
Deferred income taxes	1,210	5,646	36,237
Other liabilities	143,567	146,564	156,301
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 80,705,192 shares, 79,755,443 shares, and 79,008,365 shares issued, respectively, and 55,502,184 shares, 54,921,777 shares, and 54,417,524 shares outstanding, respectively	807	797	790
Additional paid-in capital	486,890	485,629	470,656
Retained earnings	560,380	565,805	780,978
Accumulated other comprehensive loss	(13,043)	(13,474)	(25,070)
Treasury stock, at cost; 25,203,008 shares, 24,833,666 shares, and 24,590,841 shares, respectively	(585,087)	(583,978)	(583,975)

Total stockholders’ equity	449,947	454,779	643,379

Total Liabilities and Stockholders’ Equity	$1,484,168	$1,502,979	$1,720,118

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
Amounts in thousands

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,642	$5,240
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	35,220	33,211
Impairment of store assets	943	—
Amortization of debt issuance costs	68	68
Deferred rent	1,491	707
Compensation expense related to stock options	1,315	2,924
Compensation (income) expense related to nonvested stock awards and other stock transactions	(904)	2,747
(Gain) loss on disposal of property and equipment	(500)	274
Tax benefit from options exercised	74	82
Excess tax benefit from options exercised	(74)	(82)
Deferred income taxes	(2,938)	1,155
Changes in assets and liabilities:
Customer accounts receivable	(16,080)	(15,074)
Merchandise inventories	9,686	1,449
Deferred catalog costs	265	770
Due from affiliates	1,939	1,319
Prepaid and other current assets	(4,723)	4,490
Accounts payable	(86,403)	(30,776)
Accrued income taxes	(3,407)	(1,011)
Accrued liabilities	4,325	(1,447)
Other assets	9,265	(707)
Other liabilities	(2,955)	6,836

Net cash (used in) provided by operating activities	(51,751)	12,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(15,595)	(18,263)
Proceeds from disposal of property and equiptment	2,549	—

Net cash used in investing activities	(13,046)	(18,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital lines of credit (notes payable), net	98,625	15,000
Payments on long-term borrowings	(20,125)	(20,119)
Proceeds from options exercised	870	206
Excess tax benefit from options exercised	74	82
Cash dividends	(7,150)	(7,070)
Purchase of treasury stock	(1,109)	(518)

Net cash provided by (used in) financing activities	71,185	(12,419)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(48)	337
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,340	(18,170)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,476	35,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,816	$17,753

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in thousands except share and per share data
1.	BASIS OF PRESENTATION
     With respect to the unaudited condensed consolidated financial statements set forth herein, all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended February 2, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All material intercompany accounts and transactions have been eliminated in consolidation.
2.	SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. See Note 10 below for further discussion.
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, an Amendment of FASB Statements No, 87, 88, 106, and 132 (R) (“SFAS No. 158”) which applied to all employers who offer defined benefit postretirement plans. As permitted, the Company’s adoption of SFAS No. 158 was in two phases. The Company adopted the first phase, the recognition provisions, as of February 3, 2007. The second phase of SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. This provision is effective for the Company for the fiscal year ending January 31, 2009. SFAS No. 158 provides two approaches that a company can follow to transition to a fiscal year-end measurement date. The Company has made the decision to utilize the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at January 31, 2009. The Company used a December 31 measurement date in 2007 and prior years and will transition to a fiscal year-end measurement date at January 31, 2009. This transition is expected to result in an increase to accumulated other comprehensive loss of approximately $8, net of tax, a decrease to retained earnings of $530, net of tax, and an increase to other liabilities of $538, net of tax, which will represent approximately one month of the net periodic benefit cost.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS No. 159 as of February 3, 2008, and has elected not to measure any additional financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s short-term and long-term debt obligations, accounts receivable, and accounts payable, are still reported at their historical carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159.

Recently Issued Accounting Pronouncements
     In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.
3.	RESTRUCTURING CHARGES, INCLUDING THE CLOSING OF THE TALBOTS KIDS, MENS, AND U.K. BUSINESSES
     In October 2007, the Company initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year strategic business plan to strengthen and grow the business. The Company incurred $11,108 of pre-tax expense relating to its strategic business plan in the first quarter of 2008 and has included these costs as restructuring charges within the Company’s consolidated statement of earnings for the thirteen weeks ended May 3, 2008. Of the $11,108, $5,946 relates to the closing of the Company’s Talbots Kids, Mens, and U.K. businesses, and $5,162 relates to the execution of other corporate-wide strategic initiatives to streamline operations and rationalize its cost structure, including $4,293 of severance, $2,706 of consulting services, and $1,837 of non-cash benefits.
     As part of the strategic plan, the Company made the decision to exit its Talbots Kids, Mens, and U.K. businesses. The strategic review concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. In the first quarter of 2008, the Company closed 11 Talbots Kids stores and two Talbots Mens stores. The remaining 65 Talbots Kids, Mens, and U.K. stores are expected to be closed by the end of the third quarter of 2008.
     Below is a rollforward of the restructuring liabilities, which are included within accrued liabilities within the Company’s consolidated balance sheet for the thirteen weeks, ended May 3, 2008:

	Corporate - Wide				Closing of Talbots Kids,
	Strategic Initiatives				Mens, and U.K. Businesses
						Lease		Accelerated
	Severance	Consulting (c)	Other		Severance	exit		Depreciation	Other	Total
Balance at February 3, 2008	$678	$1,532	$—		$609	$377		$—	$375	$3,571

Charges (income)	4,293	2,706	(1,837	) (a)	2,513	(1,053	) (b)	4,184	302	11,108
Cash payment	(370)	(2,049)	—		(600)	(194)		—	(128)	(3,341)
Non-cash items	—	—	1,837		—	1,365		(4,184)	—	(982)

Balance at May 3, 2008	$4,601	$2,189	$—		$2,522	$495		$—	$549	$10,356

(a)	Amount includes $1,912 of income relating to previously granted stock awards that will not vest as a result of workforce reductions. See footnote 7 for further discussion.

(b)	Amount includes $1,365 of income related to non-cash deferred credits associated with terminated leases.

(c)	Consulting services are a direct result of executing the Company’s strategic plan to streamline operations and rationalize its cost structure.
     Of the $10,356 of restructuring liabilities, $10,056 is expected to be paid during 2008 and the remaining $300 is expected to be paid in 2009.
     The Company expects to incur additional costs related to the closure of its Kids, Mens, and U.K. businesses of approximately $35,000 during the remainder of 2008, primarily related to lease exit costs. Lease exit costs are recorded when the Company negotiates a settlement with the landlord or vacates the existing space. If the Company is successful in negotiating settlements with the respective landlords, the Company anticipates that the lease exit costs will be paid by the third quarter of 2008. In the event that the Company is not successful in negotiating settlements, cash payments may be paid over the various remaining lease terms, which extend through 2020.
     On June 5, 2008, as part of the Company’s strategic plan to streamline operations and rationalize its cost structure, the Company announced its plan to reduce its corporate headcount by approximately 9% across multiple locations and at all levels, including its Chief Operating Officer. Substantially all affected employees were notified on or immediately prior to June 5, 2008. Of the $5,162 pre-tax expense recorded in the first quarter of 2008 in connection with the Company’s corporate-wide strategic initiatives, $2,126 was attributable to this workforce reduction. The $2,126 pre-tax expense primarily consisted of severance of $3,385 and professional services of $653, offset by non-cash charges of $1,912 attributable to stock awards that will not vest. The Company expects to record approximately $3,800 of additional pre-tax expense in the second quarter of 2008 relating to this workforce reduction, primarily consisting of severance and non-cash expenses relating to accelerated vesting of stock awards.
     The Company expects to incur additional material restructuring charges during the remainder of 2008 related to the implementation of its corporate-wide strategic initiatives.
4.	INCOME TAXES
     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
     The Company has assessed its income tax positions and recorded uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). At May 3, 2008, the Company had unrecognized tax benefits of approximately $36,856 of which $20,138, if recognized, would impact the effective tax rate. At May 3, 2008, the Company had $59,613 of unrecognized tax benefits, accrued interest, and penalties, which are classified in other liabilities in the Company’s balance sheet. The Company accrued tax related interest and penalties of $821 and $70, respectively, during the thirteen weeks ended May 3, 2008.
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
5.	GOODWILL AND INTANGIBLE ASSETS
     Goodwill by reportable segment is as follows:

	May 3,	February 2,	May 5,
	2008	2008	2007

Stores segment	$100,066	$100,066	$195,966
Direct marketing segment	13,424	13,424	51,524

Total	$113,490	$113,490	$247,490

     Trademarks and other intangible assets consist of the following:

	May 3,	February 2,	May 5,
	2008	2008	2007

Trademarks	$139,384	$139,384	$154,984
Customer relationships, non-compete agreements, and leasehold interests	95,229	95,285	100,561

Total trademarks and other intangible assets	234,613	234,669	255,545
Less accumulated amortization	(16,794)	(14,305)	(11,412)

Trademarks and other intangible assets — net	$217,819	$220,364	$244,133

     The Company amortizes its intangible assets over periods ranging from eleven years to fourteen years, with a weighted average useful life of twelve years. Amortization expense relating to intangible assets was recorded within the condensed consolidated statement of earnings for the thirteen weeks ended May 3, 2008 and May 5, 2007, as follows:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Cost of sales, buying, and occupancy	$443	$422
Selling, general, and administrative	2,102	2,467

Total	$2,545	$2,889

     Estimated future amortization expense of intangible assets is as follows:

Amount
Remaining 39 weeks in 2008	7,470
2009	10,257
2010	10,507
2011	9,709
2012	8,793
2013	7,832
Thereafter	23,867

Total	$78,435

6.	COMPREHENSIVE INCOME
     The following is the Company’s comprehensive income for the thirteen weeks ended May 3, 2008 and May 5, 2007:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net income	$1,642	$5,240
Other comprehensive income:
Foreign currency translation adjustment	456	790
Change in pension and postretirement plan liabilities, net of tax	(25)	342

Comprehensive income	$2,073	$6,372

7.	STOCK-BASED COMPENSATION
     The Company has two stock-based compensation plans where the Company’s common stock has been made available for stock option awards, nonvested stock awards, and restricted stock unit awards. These plans are described in more detail in Note 7 of the Company’s 2007 Annual Report on Form 10-K.
     The condensed consolidated statements of earnings for the thirteen weeks ended May 3, 2008 and May 5, 2007 include the following stock-based compensation expense (income) related to stock option awards, nonvested stock awards, and restricted stock unit awards:

	Thirteen Weeks Ended
	May 3	May 5,
	2008	2007

Cost of sales, buying, and occupancy	$(246)	$511
Selling, general, and administrative	2,569	5,160
Restructuring charges	(1,912)	—

Compensation expense related to stock-based awards	$411	$5,671

     Due to actual and anticipated employee terminations, the Company updated its estimated forfeiture rates for stock-based awards during the thirteen weeks ended May 3, 2008. As a result of the actual and expected impact of the Company’s restructuring activities and strategic business plan, the Company has updated its estimate of expected forfeitures of stock-based awards. When the termination is a direct result of its strategic business plan, the benefit is recorded within restructuring charges in the Company’s condensed consolidated statement of earnings. For the thirteen weeks ended May 3, 2008, the Company recorded a benefit of $4,472, including $1,912 in restructuring charges to account for the revisions in estimated forfeiture rates. No revisions were made to the estimates of forfeiture rates during the thirteen weeks ended May 5, 2007.
     Stock Options
     The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $2.59 and $8.06 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Weighted average risk free interest rate	2.4%	4.6%
Weighted average expected life of option grants	4.8 years	4.6 years
Weighted average expected volatility of underlying stock	45.0%	38.8%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	5.3%	2.2%

     A summary of stock option activity during the thirteen weeks ended May 3, 2008 is presented below.

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(in years)	Value
Outstanding at February 2, 2008	9,491,706	$27.96
Granted	391,850	9.90
Exercised	(70,334)	7.41
Forfeited	(108,921)	22.44
Expired	—	—

Outstanding at May 3, 2008	9,704,301	$27.44	4.4	$2

Exercisable at May 3, 2008	8,095,718	$28.87	3.5	$—

     Nonvested Stock Awards and RSUs
     A summary of nonvested stock awards and RSU activity for the thirteen weeks ended May 3, 2008 is presented below. The fair value of nonvested stock awards and RSUs granted are based on the closing traded stock price on the date of the grant.

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Nonvested at February 2, 2008	1,930,298	$24.95
Granted	879,415	9.93
Vested	(296,336)	25.11
Forfeited	(259,025)	25.22

Nonvested at May 3, 2008	2,254,352	$18.84

8.	NET INCOME PER SHARE
     The weighted average shares used in computing basic and diluted net income per share are presented in the table below. Options to purchase 9,669,951 and 7,145,335 shares of common stock were outstanding as of May 3, 2008 and May 5, 2007, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
	(in thousands)

Shares for computation of basic net income per share	53,302	52,928
Effect of stock compensation plans	203	980

Shares for computation of diluted net income per share	53,505	53,908

9.	DEBT
     A summary of outstanding long-term debt follows:

	May 3,	February 2,	May 5,
	2008	2008	2007

Acquisition Debt	$260,000	$280,000	$340,000
Revolving Credit Agreements	80,000	80,000	80,000
Term Loan	20,000	20,000	20,000
Tilton Facility Loan	8,865	9,027	9,487

Total long-term debt	368,865	389,027	449,487
Less current maturities	(116,865)	(80,650)	(80,475)

Long term-debt, less current portion	$252,000	$308,377	$369,012

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
     The Acquisition Debt bears interest at a rate per annum equal to LIBOR plus 0.35%. It is to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting a change in control in which AEON USA is no longer the majority shareholder, liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants, including a maximum leverage ratio, a minimum net worth, and a minimum fixed charge coverage ratio, which are calculated under the agreement as of the end of each fiscal quarter while the Acquisition Debt is outstanding. In November 2007, the Company entered into an amendment to the Acquisition Debt agreement with its lenders which changed the leverage ratio and the fixed charge coverage ratio financial covenants through the remaining term of the loan, effective November 3, 2007. For the period from November 3, 2007 through fiscal year 2008, the leverage ratio is not to exceed 4.0 to 1.0. For fiscal year 2009, the leverage ratio is not to exceed 3.5 to 1.0 and for fiscal year 2010 and thereafter, the leverage ratio is not to exceed 3.0 to 1.0. Other financial covenants under the agreement include a minimum net worth (calculated as the sum of the par value of the Company’s outstanding common stock, additional paid-in-capital, and retained earnings) of $500 million; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations). For the period from November 3, 2007 through fiscal year 2008, the fixed charge coverage ratio may not be less than 1.25 to 1.0. For fiscal year 2009, the fixed charge coverage ratio may not be less than 1.4 to 1.0 and for fiscal year 2010 and thereafter, the fixed charge coverage ratio may not be less than 1.6 to 1.0. The Company was in compliance with its financial covenants as of May 3, 2008. The interest rate on the Acquisition Debt at May 3, 2008 was 3.3%.
     As of May 3, 2008, the Company had revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80,000, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of May 3, 2008, the weighted average interest rate on the loans was 3.6%. Of the $80,000 outstanding under the Revolving Credit Agreements at May 3, 2008, $28,000 is due in April 2009 and has not been further extended, $34,000 is due in January 2010, and $18,000 is due in April 2010, but may be extended upon approval from the banks.
     The principal on the Company’s Term Loan of $20,000 is due in April 2012. Interest on the Term Loan is due every six months and was fixed at 5.8% through April 2008, and is fixed at 5.9% for the remaining interest periods through April 2012.

     As part of the J. Jill acquisition, Talbots assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center, and property in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum.
     Line of Credit (Notes payable to banks) — In March 2008, the Company increased its availability under its line of credit facilities by $25,000 from $140,000 to $165,000. At May 3, 2008, February 2, 2008, and May 5, 2007 there was $98,625, $0, and $60,000, respectively, outstanding under these facilities with the outstanding balances due within one to two months. The weighted average interest rate at May 3, 2008 on these facilities was 3.6%.
     Letters of Credit — At May 3, 2008 the Company had a letter of credit agreement with one bank totaling $60,000 which is used for the purchase of merchandise inventories. At February 2, 2008 and May 5, 2007, the Company had letter of credit agreements with two banks totaling $265,000 and $280,000, respectively. In April 2008, one bank did not further extend or renew the Company’s $130,000 letter of credit agreement. Additionally, in April 2008, the other bank reduced the Company’s letter of credit facility from $135,000 to $60,000 and notified the Company that the facility would be further reduced to $40,000 in June 2008, $20,000 in July 2008, and canceled in August 2008. At May 3, 2008, February 2, 2008, and May 5, 2007 the Company held $51,884, $158,365, and $143,165, respectively, in outstanding letters of credit.
     Proposed Working Capital Term Loan Facility — On June 11, 2008, the Company announced that Aeon Co., Ltd., its indirect majority stockholder (together with its subsidiaries, “Aeon”), agreed to provide the Company with a $50,000 subordinated unsecured working capital term loan facility. This working capital facility will mature on January 28, 2012. Interest on outstanding principal under the working capital term loan facility will be at an annual rate equal to three-month LIBOR plus 500 basis points. The Company will pay an upfront commitment fee of 1.5% (or $750) to Aeon at the time of execution and closing of the loan facility agreement. The Company will also pay a fee of 50 basis points per annum on the undrawn portion of the commitment, payable quarterly in arrears. Under the proposed terms of the working capital term loan facility, the financing will be an unsecured general obligation of the Company and will be subordinated to the Company’s other indebtedness existing on the closing date (including the Company’s existing Acquisition Debt). The proposed financing is subject to various conditions, including execution of a subordination agreement between Aeon and the lenders under the Acquisition Debt, completion of satisfactory confirmatory due diligence by Aeon, the preparation and execution of definitive loan documentation mutually satisfactory to Aeon and the Company and generally consistent with the summary of terms agreed upon between the companies, and mutual agreement on all other terms, conditions, covenants and provisions of such definitive loan documentation.

10.	FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities that was delayed by FSP 157-2. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those that were measured at fair value for the purpose of impairment testing for goodwill, indefinite lived intangible assets, and long-lived assets.
     SFAS No. 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     The following table presents the Company’s liabilities carried at fair value measured on a recurring basis as of May 3, 2008 classified by hierarchy:

		Fair Value Measurments at May 3, 2008 Using:
		Quoted prices	Significant other	Significant
	May 3,	in active markets	observable inputs	unobservable inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan liability	$22,525	$—	$22,525	$—

	$22,525	$—	$22,525	$—

     The fair value of the Company’s deferred compensation plan liability is derived from values of underlying investment elections of plan participants.

11.	SEGMENT INFORMATION
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
     In accordance with the Company’s strategic business plan, the Company has made the decision to exit its Talbots Kids, Mens, and U.K businesses. The remaining 65 Talbots Kids, Mens, and U.K retail stores are expected to be closed by the end of the third quarter of 2008.
     The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of apparel, accessories & shoes through its retail stores, while the Direct Marketing Segment derives its revenues from the sale of apparel, accessories & shoes through its approximately 35 distinct catalog mailings per year, 21 relating to the Talbots brand and 14 relating to the J. Jill brand, and online at www.talbots.com and www.jjill.com.
     The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs, including restructuring charges associated with the closing of the Talbots Kids, Mens, and U.K. businesses of $5,683. All direct expenses associated with the closing of the Talbots Kids, Mens, and U.K. businesses were allocated to the Stores segment. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots charge card operations, certain general warehousing costs, depreciation related to corporate held assets, amortization of the Company’s intangible assets other than leasehold interests, impairment charges on the Company’s intangible assets, corporate-wide restructuring charges, and $263 of restructuring charges associated with the closing of the Talbots Kids, Mens, and U.K. businesses. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available.

     The following is the Stores Segment and Direct Marketing Segment information for the thirteen weeks ended May 3, 2008 and May 5, 2007:

	Thirteen Weeks Ended
	May 3, 2008			May 5, 2007
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total

Net sales	$434,767	$107,671	$542,438	$468,000	$105,556	$573,556
Direct profit	47,251	22,071	$69,322	55,972	18,471	74,443
     The following reconciles direct profit to consolidated net income for the thirteen weeks ended May 3, 2008 and May 5, 2007:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Total direct profit for reportable segments	$69,322	$74,443
Less: indirect expenses	62,236	57,129

Operating income	7,086	17,314
Interest expense, net	5,697	9,283

Income before taxes	1,389	8,031
Income tax (benefit) expense	(253)	2,791

Consolidated net income	$1,642	$5,240

12.	EMPLOYEE BENEFIT PLANS
     Net periodic benefit cost is comprised of the following components for the thirteen weeks ended May 3, 2008 and May 5, 2007:
     The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Service cost	$2,359	$2,511
Interest cost	2,363	2,090
Expected return on plan assets	(2,476)	(2,386)
Net amortization and deferral	256	608

Net periodic benefit cost	$2,502	$2,823

     The components of the Company’s SERP expense are as follows:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Service cost	$135	$122
Interest cost	305	286
Net amortization and deferral	7	254

Net periodic benefit cost	$447	$662

     The components of the Company’s Postretirement Medical Plans expense are as follows:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Service cost	$1	$1
Interest cost	4	22
Net amortization and deferral	(304)	(295)

Net periodic benefit cost	$(299)	$(272)

     In 2006, the Company changed its reimbursement rates under its Postretirement Medical Plans and remeasured the related liability. The Company is amortizing the benefit into income over a five year period.
     During the thirteen weeks ended May 3, 2008 the Company was required to make contributions to the Pension Plan of $2,385. The Company expects to make required contributions of $9,375 to the Pension Plan during the remainder of 2008. During the thirteen weeks ended May 5, 2007 the Company was not required to make any contributions to the Pension Plan. The Company did not make any voluntary contributions to the Pension Plan during the thirteen weeks ended May 3, 2008 and May 5, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this document, as well as our 2007 Annual Report on Form 10-K.
     We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended May 3, 2008 and May 5, 2007 are referred to herein as the first quarter of 2008 and 2007.
     Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Talbots Misses store, such Talbots Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Talbots Misses assortment may be properly compared. When a new J. Jill store is opened adjacent or in close proximity to an existing Talbots Misses store, such Talbots Misses store is not excluded from the computation of comparable store sales. The calculation of comparable store sales for the first quarter of 2008 and 2007 exclude the results of Talbots Kids, Mens, and U.K. stores.
     When reference is made to a store location, we are considering adjacent multiple concepts as one location. We feel that this count is a more appropriate representation of our real estate portfolio and more consistent with industry standards.

Progress on Implementing Our Strategic Plan
     On April 1, 2008, we announced our strategic plan for long-term growth and significant productivity improvement. During the first quarter of 2008, we focused on implementing the strategic initiatives that we believe will drive stronger performance of the business in the short and long term. Such initiatives included: improved inventory management, tight expense control, streamlining operations, and innovating marketing and promotional programs. Based on the results of the first quarter of 2008, we are encouraged with the progress to date, particularly in the Talbots brand, where we achieved a significant improvement in merchandise gross margin, reinforcing many elements of our strategic plan.
Highlights from the first quarter of 2008 include:
•	Improved inventory management at the Talbots brand, together with a leaner inventory position, and the change in the Talbots brand promotional cadence to monthly markdowns, contributed to significantly improved merchandise gross margin. On a total Company basis, merchandise gross margin increased 220 basis points. The Talbots brand average unit retail value, or the average sales price per unit of markdown sales, in the first quarter of 2008 increased by 33%, compared to the prior year.

•	Significant progress was made in closing the Talbots Kids, Mens, and U.K. businesses. In the first quarter of 2008, we closed a total of 20 stores, which included 11 Talbots Kids and 2 Talbots Mens stores. We expect to complete the closing of our Talbots Kids, Mens, and U.K. businesses by the third quarter of 2008.

•	Entering the second quarter of 2008, the Talbots brand inventories are appropriately lean and we are currently planning for continued improvement in merchandise gross margin. Further, we are introducing updated visual concepts that reflect a more modern “classic” image, which is illustrated throughout our June Talbots brand catalog and which is aligned with the Talbots brand stores and Internet.

•	For our J. Jill brand, while disappointed with our first quarter of 2008 performance, we continue to believe in the growth potential of the J. Jill brand. We will remain focused during 2008 on initiatives to improve the J. Jill product offering, inventory management, and an enhanced look of the J. Jill stores, as we seek to build greater brand awareness. J. Jill has also adopted the Talbots brand inventory management model, which we expect will begin to improve inventory management and merchandise gross margin.
     On June 5, 2008, as part of our strategic plan to streamline operations and rationalize our cost structure, we announced our plan to reduce our corporate headcount by approximately 9% across multiple locations and at all levels. Substantially all affected employees were notified on or immediately prior to June 5, 2008.
     For the balance of 2008, we will remain focused on executing against our strategic plan, as we continue to make progress in key areas across our business, including inventory management and expense control, and joining the benefits of the operational initiatives with improved visual presentations and product offerings under our new creative and merchandise teams at both brands.

Results of Operations
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of earnings for the fiscal periods shown below:

	May 3,	May 5,
	2008	2007

Net sales	100.0%	100.0%
Cost of sales, buying and occupancy expenses	62.1%	62.7%
Selling, general and administrative expenses	34.4%	34.3%
Restructuring charges	2.0%	0.0%
Impairment of store assets	0.2%	0.0%
Operating income	1.3%	3.0%
Interest expense, net	1.0%	1.6%
Income before taxes	0.3%	1.4%
Income tax (benefit) expense	0.0%	0.5%
Net income	0.3%	0.9%
The Thirteen Weeks Ended May 3, 2008 Compared to the Thirteen Weeks Ended May 5, 2007 (First Quarter)
Net Sales
     Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include our catalog and Internet channels. The following table shows net retail store sales by brand and net direct marketing sales in total for the thirteen weeks ended May 3, 2008 and May 5, 2007 (in millions).

	May 3,	May 5,
	2008	2007

Net retail store sales: Talbots brand	$363.3	$387.4
Net retail store sales: J. Jill brand	71.4	80.6
Net direct marketing sales: total Company	107.7	105.6

Total net sales	$542.4	$573.6

     Net sales in the first quarter of 2008 were $542.4 million compared to $573.6 million in the first quarter of 2007, a decrease of $31.2 million or 5.4%. J. Jill brand net sales represented approximately 19.6% and 20.3% of total net sales during the first quarter of 2008 and 2007, respectively.
Talbots Brand Retail Store Sales
     Talbots brand retail store sales in the first quarter of 2008 decreased by $24.1 million, or 6.2%, compared to the first quarter of 2007. Reflected in Talbots brand retail store sales was a $25.3 million, or 7.4%, decline in comparable store sales for the period. The brand experienced a solid February, followed by a difficult March, which we feel was comparable across the retail industry given the difficult macro-economic environment. Additionally we believe the calendar shift of the Easter holiday contributed to lower than expected sales in March. The brand did see a significant improvement in comparable store sales in April, which increased by positive mid-single digits from the same period of the prior year. We believe that this increase was driven by a good customer response to the brand’s April deliveries, especially within the brand’s casual assortments. Additionally, the brand experienced a successful response to its annual April best customer event. During the first quarter of 2008, the brand began executing a key strategic initiative, referred to as the “Brand Moment,” which provides communication of merchandise offerings consistently through all aspects that touch the customer, including store floor sets, signage, catalog design, and website visuals. We believe that this initiative will ensure that our customer receives a consistent message and available product no matter which channel she chooses to shop.

     The decline in comparable store sales was partially offset by an increase in store sales driven by an increase in the number of Talbots brand retail stores. As of May 3, 2008, we operated a total of 1,138 Talbots brand stores, or 594 locations, with gross and selling square footage of 4.5 million square feet and 3.4 million square feet, respectively. This represents a slight increase, less than 1%, in gross and selling square footage from May 5, 2007 when we operated a total of 1,132 Talbots brand stores, or 588 locations, with gross and selling square footage of approximately 4.4 million square feet and 3.4 million square feet, respectively. In connection with our strategic initiative to concentrate on our core operations, to evaluate stores on an ongoing basis and to close underperforming stores, we expect our store count to be down at the end of 2008 in comparison to the end of 2007. In the first quarter of 2008, we closed 19 stores, including 13 stores from the brand’s non-core operations (11 Talbots Kids stores and two Talbots Mens stores).
J. Jill Brand Retail Store Sales
     J. Jill brand retail store sales in the first quarter of 2008 decreased by $9.2 million, or 11.4%, compared to the first quarter of 2007. Reflected in J. Jill brand retail store sales was a $16.1 million or 20.2% decline in comparable store sales for the period. The brand experienced lower than expected sales throughout the quarter. We believe that the product offerings did not resonate well with the customer, with weakness in some key volume classifications and fabrications, particularly in linen. Additionally, the brand’s casual basics, which may have been too similar to the prior year’s offerings, did not perform well. As a result of the brand’s poor full-price sales performance, we engaged in more aggressive and steeper markdowns during the period but still ended the period with excess inventories. The brand has adopted the Talbots brand inventory forecasting model in order to better manage inventories and will take markdowns on a more optimal basis. We plan to liquidate the excess spring and summer merchandise with the support of our online outlet strategy. We also plan to further rationalize our brand merchandise purchases and to reduce our merchandise inventory levels as we enter the fall season. We remain focused on strengthening the brand’s product offering and building brand awareness to drive improved performance for the brand.
     The decline in comparable store sales was partially offset by an increase in store sales driven by the increase in the number of J. Jill brand retail stores. As of May 3, 2008, we operated 275 retail stores, or 271 locations, with gross and selling square footage of approximately 1.1 million square feet and 0.8 million square feet, respectively. This represents an increase of approximately 9% in gross and selling square footage from May 5, 2007, when we operated 249 J. Jill brand retail stores or 245 locations, with gross and selling square footage of approximately 1.0 million square feet and 0.8 million square feet, respectively. Since the date of the acquisition, May 3, 2006, the Company has opened 71 J. Jill brand stores and has increased its gross and selling square footage by 25%.
Direct Marketing Sales
     The $2.1 million, or 2.0%, increase in direct marketing sales compared to the first quarter of 2007 is primarily attributable to higher sales within the Internet channel across both brands. Internet sales during the first quarter of 2008 represented 55% of the total direct marketing sales, compared to 51% during the first quarter of 2007. The Talbots brand experienced an increase in direct marketing sales of approximately 4.6% over the same period of the prior year, which we believe is primarily due to the successful annual April best customer event, as well as the favorable response to our April product offerings, while the J. Jill brand experienced a decrease in direct marketing sales of approximately 3.0%. Our reinvigorated Talbots brand image, commencing with our June catalog, will be fully aligned across all marketing components and channels. The percentage of our net sales derived from direct marketing increased from 18.4% during the first quarter of 2007 to 19.9% during the first quarter of 2008.
Cost of Sales, Buying, and Occupancy Expenses
     Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 62.1% in the first quarter of 2008, from 62.7% in the first quarter of 2007. This represents a 60 basis point improvement in gross margin over the prior year with pure merchandise gross margin increasing by approximately 220 basis points (or a 260 basis point improvement from our ongoing core operations — our misses, womens, petites, and accessories and shoes assortments). We attribute this improvement in gross margin to better inventory management at the Talbots brand with leaner inventories and the change to a monthly markdown cadence. Also we did not anniversary certain lower-margin promotional events from the prior year. Rather, we offered our customer more innovative incentives in an effort to drive traffic and regular-price selling. We expect to further improve our merchandise gross margin this year with the implementation of a new markdown optimization tool to be used by both brands, which is expected to occur in the third quarter.
     Largely offsetting the improvement in gross margin was an approximate 160 basis point deterioration in occupancy costs as a percentage of net sales. Occupancy costs are primarily fixed costs, therefore the increase in costs as a percentage of net sales was mainly due to the decrease in sales in the first quarter of 2008 compared to sales in the first quarter of 2007.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses as a percentage of net sales increased to 34.4% in the first quarter of 2008, compared to 34.3% in the first quarter of 2007. This represents a 10 basis point increase in selling, general, and administrative expenses as a percentage of net sales over the prior year. While we believe that we have made continued progress in our strategic initiatives, including reducing expenses and our overall Company cost structure in an effort to streamline our organization, our savings during the quarter were partially offset by negative leverage from the decline in comparable stores sales in the quarter.
Restructuring Charges
     In October 2007, we initiated a comprehensive strategic review of our business and engaged a leading global consulting firm to assist us in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which we developed a three-year strategic business plan to strengthen and grow the business. We incurred $11.1 million of pre-tax expense relating to our strategic business plan in the first quarter of 2008 and have included these costs as restructuring charges within our condensed consolidated statement of earnings for the thirteen weeks ended May 3, 2008. Of the $11.1 million of restructuring charges, $5.9 million relates to the closing of the Talbots Kids, Mens, and U.K. businesses, and $5.2 million relates to the execution of other corporate-wide strategic initiatives associated with our ongoing core operations.
     As part of our strategic plan, we made the decision to exit our Talbots Kids, Mens, and U.K businesses. The strategic review concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. In the first quarter of 2008, we were successful in closing 11 Talbots Kids stores and two Talbots Mens stores. The remaining 65 Talbots Kids, Mens, and U.K. stores are expected to be closed by the end of the third quarter of 2008. The $5.9 million of costs incurred during the first quarter of 2008 consisted of severance of $2.5 million, professional services of $0.3 million, lease exit costs of $0.3 million, and non-cash charges for accelerated depreciation on store assets of $4.2 million, offset by non-cash deferred credits of $1.4 million associated with terminated leases. We expect to incur additional costs of approximately $35.0 million in exiting these businesses during the remainder of 2008, primarily related to lease exit costs. Lease exit costs are recorded when we negotiate a settlement with the landlord or vacate the existing space. If we are successful in negotiating settlements with the respective landlords, we anticipate that the lease exit costs will be paid by the third quarter of 2008. In the event that we are not successful in negotiating settlements, cash payments may be paid over the various remaining lease terms, which extend through 2020.
     On June 5, 2008, as part of our strategic plan to streamline operations and rationalize our cost structure, we announced our plan to reduce our corporate headcount by approximately 9% across multiple locations and at all levels, including our Chief Operating Officer. Substantially all affected employees were notified on or immediately prior to June 5, 2008. Of the $5.2 million pre-tax expense recorded in the first quarter of 2008 in connection with our corporate-wide strategic initiatives related to ongoing core operations, $2.1 million was attributable to this workforce reduction. The $2.1 million pre-tax expense primarily consisted of severance of $3.4 million and professional services of $0.6 million, offset by non-cash charges of $1.9 million attributable to stock awards that will not vest. We expect to record approximately $3.8 million of additional pre-tax expense in the second quarter of 2008 relating to this workforce reduction, primarily consisting of severance and non-cash expenses relating to accelerated vesting of stock awards.
     We also expect to incur additional material restructuring charges during the remainder of 2008 as we continue to implement our corporate-wide strategic initiatives associated with our ongoing core operations.
Impairment of Store Assets
     Impairment of stores assets was $0.9 million in the first quarter of 2008 compared to $0.0 in the first quarter of 2007. As part of our strategic initiatives, we are closely monitoring stores in our core concepts to identify stores that are underperforming and are closing stores when appropriate. When we determine that a store is to be closed, the Company reassesses the expected future cash flows of the store which in some cases results in an impairment charge.
Net Interest Expense
     Net interest expense decreased to $5.7 million in the first quarter of 2008 compared to $9.3 million in the first quarter of 2007. This decrease was due to lower levels of gross borrowings as well as lower interest rates. The average level of debt outstanding, including short-term and long-term borrowings, was $510.7 million in the first quarter of 2008 compared to $571.1 million in the first quarter of 2007. The average interest rate on short-term and long-term borrowings during the first quarter of 2008 was 3.8% compared to 5.8% in the first quarter of 2007.

Income Tax (Benefit) Expense
     The income tax benefit for the first quarter of 2008 was $0.3 million, compared to an income tax expense of $2.8 million for the first quarter of 2007. The effective tax rate was (18.2%) and 34.8% for the first quarter of 2008 and 2007, respectively. The effective tax rate for the first quarter of 2008 reflected the reversal of tax accruals due to the positive resolution of state income tax uncertainties with several states.
Liquidity and Capital Resources
     Our primary sources of capital are generally from cash flows from operating activities and working capital line of credit facilities from four banks, with maximum available short-term borrowings of $165.0 million as of May 3, 2008. At May 3, 2008, February 2, 2008, and May 5, 2007, we had $98.6 million, $0.0 million, and $60.0 million, respectively, outstanding under these uncommitted working capital line of credit facilities.
     Since the acquisition of J. Jill, our working capital needs have significantly increased. During the quarter, our availability under our short-term working capital line of credit facilities was increased by $25.0 million, from $140.0 million to our current $165.0 million.
     On June 11, 2008, we announced that Aeon Co., Ltd., our indirect majority stockholder (together with its subsidiaries, “Aeon”), agreed to provide us with a $50 million subordinated unsecured working capital term loan facility. This working capital facility will mature on January 28, 2012. Interest on outstanding principal under the working capital term loan facility will be at an annual rate equal to three-month LIBOR plus 500 basis points. We will pay an upfront commitment fee of 1.5% (or $750,000) to Aeon at the time of execution and closing of the loan facility agreement. We will also pay a fee of 50 basis points per annum on the undrawn portion of the commitment, payable quarterly in arrears. Under the proposed terms of the working capital term loan facility, the financing will be an unsecured general obligation of the Company and will be subordinated to our other indebtedness existing on the closing date (including our existing Acquisition Debt). The proposed financing is subject to various conditions, including execution of a subordination agreement between Aeon and the lenders under the Acquisition Debt, completion of satisfactory confirmatory due diligence by Aeon, the preparation and execution of definitive loan documentation mutually satisfactory to Aeon and the Company and generally consistent with the summary of terms agreed upon between the companies, and mutual agreement on all other terms, conditions, covenants and provisions of such definitive loan documentation. The principal terms of this proposed financing were reviewed with and approved by our independent Audit Committee, subject to review and approval by such Committee of all final loan documentation.
     Our ability to borrow under our working capital facilities is constrained by financial covenants related to our existing Acquisition Debt, including our leverage ratio which is impacted by total borrowings (see discussion on financial covenants below).
     The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting a change in control in which AEON USA is no longer the majority shareholder, liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of additional indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on our ability to pay dividends or purchase our capital stock so long as we are not in default under the agreement. The agreement also includes financial covenants, including a leverage ratio (calculated as total indebtedness divided by a 12 month rolling consolidated earnings before interest, taxes, depreciation and amortization, impairment charges, restructuring charges, and discontinued operations (“EBITDA” as defined in the agreement). In November 2007, the leverage ratio was amended. For the period from November 3, 2007 through fiscal year 2008, the leverage ratio is not to exceed 4.0 to 1.0. For fiscal year 2009, the leverage ratio is not to exceed 3.5 to 1.0 and for fiscal year 2010 and thereafter, the leverage ratio is not to exceed 3.0 to 1.0. Other financial covenants under the agreement include a minimum net worth (calculated as the sum of the par value of all outstanding common stock, additional paid-in-capital, and retained earnings) of $500 million; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations). In November 2007, the fixed charge coverage ratio was amended. For the period from November 3, 2007 through fiscal year 2008, the fixed charge coverage ratio may not be less than 1.25 to 1.0. For fiscal year 2009, the fixed charge coverage ratio may not be less than 1.4 to 1.0 and for fiscal year 2010 and thereafter, the fixed charge coverage ratio may not be less than 1.6 to 1.0.

     The financial covenants are required to be calculated at the end of each of our fiscal quarters for as long as the Acquisition Debt is outstanding. As of May 3, 2008, we were in compliance with our financial covenants. Our working capital requirements and borrowing needs are typically highest during the third quarter in preparation for the fall selling season and lowest during the second and fourth quarters. There can be no assurance that we will satisfy our financial covenants as of each determination date. In addition, any failure by us to meet our sales plan at the Talbots brand or J. Jill brand at any time would cause reduced sales or likely increased markdowns, which could negatively impact gross margin and profitability and our ability to meet our financial covenants. If we determine that it is likely that we will not satisfy any of our financial covenants, either as a result of our expected operating results or borrowing needs, we would expect to seek a waiver or an amendment of such financial covenants. In the event that we do not satisfy one or more financial covenants as of the determination date and, in addition, we are unable to obtain a waiver or further amendment of such financial covenants, the Acquisition Debt as well as other indebtedness could be accelerated.
     Additionally, we have a letter of credit agreement with one bank totaling $60.0 million at May 3, 2008, which we use primarily for the purchase of merchandise inventories. At February 2, 2008 and May 5, 2007, we had letter of credit agreements with two banks totaling $265.0 million and $280.0 million, respectively. In April 2008, one of the banks did not further extend or renew our $130.0 million letter of credit agreement. Additionally, in April 2008, the other bank reduced our letter of credit facility from $135.0 million to $60.0 million and advised us that the facility will be further reduced to $40.0 million in June 2008, $20.0 million in July 2008, and canceled in August 2008. At May 3, 2008, February 2, 2008, and May 5, 2007 we held $51.9 million, $158.4 million, and $143.2 million, respectively, in outstanding letters of credit.
     We have successfully negotiated open account terms, with improved payment terms, with those vendors that currently represent a substantial majority of our merchandise purchases, and we may pursue open account terms with other merchandise vendors as well. These open account payment terms do not require letters of credit and are expected to largely offset the reduction and elimination of the letter of credit facilities. The negotiated new vendor payment terms are also expected to favorably impact cash flow. We are currently in the process of ordering fall/holiday goods with our vendors under open account payment terms. We are also pursuing new letter of credit arrangements with other lenders to utilize for certain inventory purchases, particularly for smaller merchandise vendors. We also have the ability to utilize vendors that do not require letters of credit, if necessary. We will continue to use the remaining balance of our letter of credit facility up to August 2008, when it is reduced to zero, while we pursue a replacement letter of credit facility. There can be no assurance we will obtain new letter of credit facilities to cover merchandise purchases, if and when needed, or that we will at all times be able to purchase all of our merchandise inventory through open account payment terms with merchandise vendors.
     The following is a summary of our cash balances and cash flows (in thousands) as of and for the thirteen weeks ended May 3, 2008 and May 5, 2007:

	May 3,	May 5,
	2008	2007
Net cash (used in) provided by operating activities	$(51,751)	$12,175
Net cash used in investing activities	(13,046)	(18,263)
Net cash provided by (used in) financing activities	71,185	(12,419)
Cash and cash equivalents, end of period	$31,816	$17,753
     During the first quarter of 2008, cash and cash equivalents increased $6.3 million compared to a decrease of $18.2 million during the first quarter of 2007. Cash flow from short-term borrowings in the first quarter of 2008 allowed us to execute our strategic plan, invest in property and equipment, pay our scheduled principal and interest on our Acquisition Debt, and pay quarterly dividends.
Cash (used in) provided by operating activities
     Cash used in operating activities was $51.8 million during the first quarter of 2008 compared to cash provided by operating activities of $12.2 million during the first quarter of 2007, a decrease of $64.0 million. This decrease was primarily due to changes in accounts payable and inventory levels. During the first quarter of 2008, we paid vendors for operating expenses and merchandise shipments that were deferred at February 2, 2008, as we received better payment terms from our vendors at that time, as well as what became due during the quarter, decreasing our cash flow from operations significantly.
     The change in inventory levels was a result of our strategy to maintain leaner inventories to improve our gross margins. Total consolidated inventories at May 3, 2008 were $319.3 million, down $32.2 million or 9.2% from May 5, 2007. On a per square foot basis, inventories for our Talbots brand women’s apparel stores were down 10.5% on average compared to last year and our J. Jill brand inventories were up 17.2% on average from the prior year. We are comfortable with our planned Talbots brand women’s apparel inventory levels for the remainder of the spring and fall season and are working to bring down the J. Jill inventory levels.
Cash used in investing activities
     Cash used in investing activities was $13.0 million in the first quarter of 2008 compared to $18.3 million in the first quarter of 2007. Additions to property and equipment during the quarter primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. During the first quarter of 2008, we opened seven new Talbots brand stores (or two new locations), and five new J. Jill brand stores (or five new locations) and spent approximately $12.7 million on new store openings and expansions and renovations of existing stores. During the first quarter of 2007, we opened eight new Talbots brand stores and ten new J. Jill brand stores and spent approximately $10.1 million on new store openings and expansions and renovations of existing stores. Our current store expansion plan is to open approximately 20 additional Talbots brand stores, with expansion primarily in the Misses and Woman business concepts, and approximately 14 additional J. Jill brand stores during the remainder of 2008. This level of store expansion is significantly down from our historical levels and will enable us to preserve more capital for information technology enhancements, specifically for the growth of our brand’s websites, and store conversions. We expect to spend approximately $75 million in capital expenditures during 2008, down from $85.0 million in 2007. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during the remainder of 2008 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
Cash provided by (used in) financing activities
     Cash provided by financing activities was $71.2 million during the first quarter of 2008 compared to cash used in financing activities of $12.4 million during the first quarter of 2007. Our primary source of funds during the first quarter of 2008 was from short-term working capital borrowings of $98.6 million which allowed us to fund our working capital needs. Our primary use of funds during the first quarter of 2008 and 2007 was to pay down $20.0 million of our Acquisition Debt. The Acquisition Debt is expected to be repaid in equal quarterly installments of $20.0 million over the five-year term, ending in July 2011.
     Additionally, during the first quarter of 2008 and 2007, we paid $7.2 million and $7.1 million, respectively, in dividends. The dividends were paid at a rate of $0.13 per share. On May 22, 2008, we announced that our Board of Directors approved the payment of a quarterly dividend of $0.13 per share payable on or before June 16, 2008 to shareholders of record as of June 2, 2008. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook.
Future cash flows
     Our primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak buying seasons typically in the first and third quarters, the repayment of debt, capital expenditures for new Talbots brand and J. Jill brand stores and the expansion and renovation of existing stores and facilities, payments associated with our strategic initiatives such as lease termination costs, information technology and other infrastructure needs, and the payment of any dividends that may be declared from time to time. Additionally, we currently plan to acquire the J. Jill charge card receivables from an existing outside bank administrator in the fall of 2008 for approximately $60 million with cash flows from operating activities and funds available under short-term line of credit facilities. We plan to administer in-house the J. Jill charge card program, similar to that of the Talbots charge card program. For at least the next twelve months, we believe our cash flows from operating activities and funds that are expected to be available under our current and expected future credit facilities and credit from vendors will be sufficient to meet our needs.
     Our operating cash flows are dependent upon and impacted by many factors, including achieving our sales and gross margin plans; the macro-economic environment; our ability to purchase merchandise on open account payment terms at expected levels; and executing and realizing the benefits of the strategic initiatives being implemented in 2008 (including anticipated lower inventory levels and timing, expected operating and other cost reductions, reduced markdown exposure, and the successful closing of the Talbots Kids, Mens, and U.K. businesses and other underperforming stores).
Critical Accounting Policies
     In the Company’s 2007 Annual Report on Form 10-K, we identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation. We have reviewed our policies and determined that these remain critical accounting policies for the quarter ended May 3, 2008.
Contractual Obligations
     For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K. There were no material changes to our contractual obligations during the first quarter of 2008.
Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, an Amendment of FASB Statements No, 87, 88, 106, and 132 (R) (“SFAS No. 158”) which applied to all employers who offer defined benefit postretirement plans. As permitted, the Company’s adoption of SFAS No. 158 was in two phases. The Company adopted the first phase, the recognition provisions, as of February 3, 2007. The second phase of SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. This provision is effective for the Company for the fiscal year ending January 31, 2009. SFAS No. 158 provides two approaches that a company can follow to transition to a fiscal year-end measurement date. The Company has made the decision to utilize the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at January 31, 2009. The Company used a December 31 measurement date in 2007 and prior years and will transition to a fiscal year-end measurement date at January 31, 2009. This transition is expected to result in an increase to accumulated other comprehensive loss of approximately $8, net of tax, a decrease to retained earnings of $530, net of tax, and an increase to other liabilities of $538, net of tax, which will represent approximately one month of the net periodic benefit cost.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS No. 159 as of February 3, 2008, and has elected not to measure any additional financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s short-term and long-term debt obligations, accounts receivable, and accounts payable, are still reported at their historical carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159.
Recently Issued Accounting Pronouncements
     In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.

Forward-looking Information
     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All of the information concerning our future financial performance results or conditions, future credit facilities, future merchandise purchases, future cash needs, and other future financial performance or financial position constitutes forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company which involve substantial risks and uncertainty, including the risk that the proposed Aeon subordinated working capital facility will not be consummated, assumptions and projections concerning our internal plan including our budget for regular-price and markdown selling and operating cash flow for forward periods. Our forward-looking statements involve substantial known and unknown risks and uncertainties as to future events which may or may not occur, including the following risks: the impact of the continued deterioration in the U.S. economic environment, including continued negative impact on consumer discretionary spending, the disruption and significant tightening in the U.S. credit and lending markets, recessionary and inflationary pressures, high energy prices, and declining value of the U.S. dollar; our ability to accurately estimate and forecast future regular-price and markdown selling and operating cash flow; achieving our sales plan for the year for each of the Talbots and J. Jill brands; achieving our operating cash flow plan for the year; continued ability to purchase merchandise on open account purchase terms at expected levels; ability to replace the Company’s letter of credit facilities for merchandise purchases from vendors who require such facilities; our ability to obtain any necessary increases in our credit facilities as may be needed from time to time to fund cash needs; our ability to reduce any cash spending if needed; successfully executing our strategic initiatives, including anticipated lower inventory levels, expected operating expense and other cost reductions, the success of the new promotional cadence for the Talbots brand, reduced markdown exposure and improved gross margins, the successful closing of the Talbots Kids, Talbots Mens, and U.K. businesses and closing of other underperforming stores; and our ability to continue to satisfy the financial covenants under our existing debt agreements. All of our forward-looking statements are as of the date of this Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports that we have filed with the Securities and Exchange Commission including our Annual Report on Form 10-K (under “Item 1A. Risk Factors”), and are available on the Talbots website at www.thetalbotsinc.com under “Investor Relations” and you are urged to carefully consider all such factors. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk inherent in our financial instruments and in our financial position represent the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.
     As of May 3, 2008, we had outstanding variable rate borrowings of $260.0 million under our $400.0 million term loan facility and $80.0 million under our revolving credit facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.3 million for the quarter ended May 3, 2008.
     We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 28 stores in Canada and three stores in the United Kingdom as of May 3, 2008. We have announced that we are exiting operations in the United Kingdom and expect to close our three stores by the end of the second quarter of 2008. We believe that our foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 3, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of May 3, 2008.
Changes in Internal Control over Financial Reporting
     Our Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in our internal control over financial reporting during the quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial position, or future results. The risks described in our 2007 Annual Report on Form 10-K are not intended to be exhaustive and are not the only risks facing the Company. There have been no material changes to Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     A summary of our repurchase activity under certain equity programs for the thirteen weeks ended May 3, 2008 is set forth below:

			Approximate Dollar
			Value of Shares that
	Total Number	Average Price	may yet be Purchased
	of Shares	Paid per	under the Equity
Period	Purchased (1)	Share	Award Programs (2)

February 3, 2008 through March 1, 2008	325	$0.01	$18,505
March 2, 2008 through April 5, 2008	321,405	3.45	22,039
April 6, 2008 through May 3, 2008	47,612	0.03	21,664

Total	369,342	$3.00	$21,664

1.	We repurchased 259,025 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

We also repurchased 110,317 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $10.03 per share.

2.	As of May 3, 2008, there were 2,166,352 shares of nonvested stock that were subject to buyback at $0.01 per share, or $21,664 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.

Item 6. Exhibits.
10.1	Eleventh Amendment, dated as of February 1, 2008, to the Revolving Credit Agreement between The Talbots, Inc. and Sumitomo Mitsui Banking Corporation, dated as of January 25, 1994. (1)

10.2	Letter Agreement concerning letter of credit facilities between HSBC and The Talbots, Inc. and The Talbots Group, Limited Partnership dated January 31, 2008. (2)

10.3	Summary of executive officer annual cash incentive program (Management Incentive Plan and Turnaround Incentive Plan) and long-term equity incentive program structure for 2008. (3)

10.4	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement. (3)

10.5	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement. (3)

10.6	Letter Agreement concerning credit facilities between Mizuho and Talbots dated March 24, 2008. (4)

10.7	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan, as amended through February 28, 2008. (5)

10.8	Amendment, dated as of March 13, 2008, to the Revolving Credit Agreement between The Talbots, Inc. and Sumitomo Mitsui Banking Corporation, dated as of January 25, 1994. (6)

10.9	Offer Letter between The Talbots, Inc. and Lori Wagner, dated February 19, 2008. (7)

10.10	Change in Control Agreement between The Talbots, Inc. and Lori Wagner, dated March 24, 2008. (7)

10.11	Severance Agreement between The Talbots, Inc. and Lori Wagner, dated March 24, 2008. (7)

10.12	Letter Notification, dated April 21, 2008, concerning letter of credit facilities between HSBC and The Talbots, Inc. and The Talbots Group Limited Partnership, dated as of April 21, 2008. (9)

10.13	Summary of proposed $50,000,000 Term Loan Credit Facility between The Talbots, Inc. (as Borrower) and one or more subsidiaries of Aeon Co., LTD. (as Lender). (8)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (9)

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a). (9)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company. (9)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 7, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2008.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 15, 2008.

(5)	Incorporated by reference to the Company’s 2008 Proxy Statement (Appendix A) filed April 25, 2008.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 14, 2008.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 17, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 11, 2008.

(9)	Filed with this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 12, 2008

THE TALBOTS, INC.
By	/s/ Edward L. Larsen
Edward L. Larsen
Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)