Form 10-Q
period 2008-08-02
TALBOTS INC
filed 2008-09-10
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 4, 2008
Common Stock, $0.01 par value	55,355,980

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Operations (unaudited) for the Thirteen and Twenty-Six Weeks Ended August 2, 2008 and August 4, 2007	3

Condensed Consolidated Balance Sheets (unaudited) as of August 2, 2008, February 2, 2008, and August 4, 2007	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Twenty-Six Weeks Ended August 2, 2008 and August 4, 2007	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 6. Exhibits	33

Signatures	34
Ex-10.3 Annex I, dated July 31, 2008
Ex-10.4 Offer Letter, dated June 5, 2008
Ex-10.5 Change in Control Agreement, dated June 5, 2008
Ex-10.6 Severance Agreeement, dated June 5, 2008
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO & CFO

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
Amounts in thousands except per share data

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net Sales	$528,014	$572,331	$1,070,452	$1,145,887

Costs and Expenses

Cost of sales, buying and occupancy	378,011	409,013	714,904	768,628
Selling, general and administrative	175,012	175,539	361,420	372,166
Restructuring charges	9,324	—	20,432	—
Impairment of store assets	220	—	1,163	—

Operating (Loss) Income	(34,553)	(12,221)	(27,467)	5,093

Interest
Interest expense	4,975	8,681	10,789	18,332
Interest income	83	451	200	819

Interest Expense — net	4,892	8,230	10,589	17,513

Loss Before Taxes	(39,445)	(20,451)	(38,056)	(12,420)

Income Tax Benefit	(14,437)	(7,135)	(14,690)	(4,344)

Net Loss	$(25,008)	$(13,316)	$(23,366)	$(8,076)

Net Loss Per Share:

Basic	$(0.47)	$(0.25)	$(0.44)	$(0.15)

Diluted	$(0.47)	$(0.25)	$(0.44)	$(0.15)

Weighted Average Number of Shares of Common Stock Outstanding:

Basic	53,442	52,980	53,372	52,954

Diluted	53,442	52,980	53,372	52,954

Cash Dividends Paid Per Share	$0.13	$0.13	$0.26	$0.26

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AUGUST 2, 2008, FEBRUARY 2, 2008, AND AUGUST 4, 2007
Amounts in thousands except share data

	August 2,	February 2,	August 4,
	2008	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$16,034	$25,476	$8,160
Customer accounts receivable — net	199,533	210,853	192,122
Merchandise inventories	259,908	329,104	332,340
Deferred catalog costs	7,972	11,420	9,693
Due from affiliates	150	3,040	3,465
Deferred income taxes	32,859	25,084	26,449
Prepaid and other current assets	59,339	46,870	43,029

Total current assets	575,795	651,847	615,258
Property and equipment — net	452,565	486,733	508,812
Goodwill	113,490	113,490	247,490
Trademarks	139,384	139,384	154,984
Other intangible assets — net	75,906	80,980	86,273
Deferred income taxes	3,530	—	—
Other assets	24,001	30,545	30,812

Total Assets	$1,384,671	$1,502,979	$1,643,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,720	$171,830	$107,816
Accrued liabilities	163,899	185,735	142,357
Accrued income taxes	—	4,829	—
Notes payable to banks	34,000	—	12,800
Current portion of long-term debt	116,705	80,650	80,632

Total current liabilities	450,324	443,044	343,605
Long-term debt less current portion	232,000	308,377	348,705
Deferred rent under lease commitments	147,720	144,569	135,090
Deferred income taxes	544	5,646	29,160
Other liabilities	141,118	146,564	160,197
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 80,886,892 shares, 79,755,443 shares, and 79,028,017 shares issued, respectively, and 55,348,605 shares, 54,921,777 shares, and 54,329,676 shares outstanding, respectively	809	797	790
Additional paid-in capital	490,434	485,629	473,460
Retained earnings	521,022	565,805	760,587
Accumulated other comprehensive loss	(13,926)	(13,474)	(23,989)
Treasury stock, at cost; 25,538,287 shares, 24,833,666 shares, and 24,698,341 shares, respectively	(585,374)	(583,978)	(583,976)

Total stockholders’ equity	412,965	454,779	626,872

Total Liabilities and Stockholders’ Equity	$1,384,671	$1,502,979	$1,643,629

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
Amounts in thousands

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,366)	$(8,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,839	65,910
Impairment of store assets	1,163	—
Amortization of debt issuance costs	152	136
Deferred rent	3,019	1,981
Compensation expense related to stock options	2,441	5,243
Compensation expense related to issuance of nonvested stock awards and other stock transactions	1,575	3,010
(Gain) loss on disposal of property and equipment	(101)	275
Tax benefit from options exercised	74	141
Excess tax benefit from options exercised	(96)	(141)
Deferred income taxes	(16,713)	(6,447)
Changes in assets and liabilities:
Customer accounts receivable	11,282	12,593
Merchandise inventories	69,088	20,823
Deferred catalog costs	3,448	1,913
Due from affiliates	2,890	2,207
Prepaid and other current assets	(13,184)	9,549
Accounts payable	(35,890)	(5,244)
Accrued income taxes	(4,676)	(1,863)
Accrued liabilities	(30,261)	(16,349)
Other assets	7,142	(2,397)
Other liabilities	(3,319)	11,674

Net cash provided by operating activities	42,507	94,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(32,627)	(37,439)
Proceeds from disposal of property and equipment	2,549	—

Net cash used in investing activities	(30,078)	(37,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) on notes payable to banks, net	34,000	(32,200)
Payments on long-term borrowings	(40,248)	(40,232)
Proceeds from options exercised	872	370
Excess tax benefit from options exercised	96	141
Debt issuance costs	(750)	—
Cash dividends	(14,366)	(14,145)
Purchase of treasury stock	(1,396)	(519)

Net cash used in financing activities	(21,792)	(86,585)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(79)	1,323
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,442)	(27,763)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,476	35,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,034	$8,160

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in thousands except share and per share data
1. BASIS OF PRESENTATION
          With respect to the unaudited condensed consolidated financial statements set forth herein, all adjustments, which consist only of normal recurring adjustments, necessary to fairly present the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended February 2, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All material intercompany accounts and transactions have been eliminated in consolidation.
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
          In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, an Amendment of FASB Statements No, 87, 88, 106, and 132 (R) (“SFAS No. 158”) which applied to all employers who offer defined benefit postretirement plans. As permitted, the Company’s adoption of SFAS No. 158 was in two phases. The Company adopted the first phase, the recognition provisions, as of February 3, 2007. The second phase of SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. This provision is effective for the Company for the fiscal year ending January 31, 2009. SFAS No. 158 provides two approaches that a company can follow to transition to a fiscal year-end measurement date. The Company has made the decision to utilize the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at January 31, 2009. The Company used a December 31 measurement date in 2007 and prior years and will transition to a fiscal year-end measurement date at January 31, 2009. This transition is expected to result in an increase to accumulated other comprehensive loss of approximately $8, net of tax, a decrease to retained earnings of $538, net of tax, and an increase to other liabilities of $546, net of tax, which will represent approximately one month of the net periodic benefit cost.
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
          The Company has incurred $9,324 of pre-tax expense relating to its strategic business plan during the thirteen weeks ended August 2, 2008, and has included these costs as restructuring charges within the Company’s consolidated statement of operations. Of the $9,324, $5,096 relates to the closing of the Company’s Talbots Kids, Mens, and U.K. businesses, and $4,228 relates to the execution of other corporate-wide strategic initiatives to streamline operations and rationalize its cost structure, including $2,431 of severance, $1,377 of consulting services, and $250 of non-cash stock-based compensation. The Company has incurred $20,432 of pre-tax expense relating to its strategic business plan during the twenty-six weeks ended August 2, 2008. Of the $20,432, $11,042 relates to the closing of the Company’s Talbots Kids, Mens, and U.K. businesses, and $9,390 relates to the execution of other corporate-wide strategic initiatives, including $6,724 of severance, $4,083 of consulting services, and non-cash benefits of $1,663 relating to stock-based compensation.
          As part of the strategic plan, the Company made the decision to exit its Talbots Kids, Mens, and U.K. businesses. The strategic review concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. During the thirteen weeks ended August 2, 2008, the Company closed 20 Kids stores, seven Mens stores, and all three U.K. stores. During the twenty-six weeks ended August 2, 2008, the Company closed 31 Kids stores, nine Mens stores, and all three U.K. stores. The remaining 35 Kids and Mens stores are expected to be closed by the end of the third quarter of 2008. At that time, their results will be reclassified to discontinued operations.
          Below is a rollforward of the restructuring liabilities, which are included within accrued liabilities within the Company’s consolidated balance sheets as of August 2, 2008 and February 2, 2008:

					Closing of Talbots Kids,
	Corporate — Wide				Mens, and U.K. Businesses
	Strategic Initiatives					Lease		Accelerated
	Severance	Consulting(a)	Other		Severance	Exit		Depreciation	Other		Total
Balance at February 2, 2008	$678	$1,532	$—		$609	$377		$—	$375		$3,571

Charges (income)	6,724	4,083	(1,417	)(b)	2,128	2,980	(c)	5,095	839	(d)	20,432
Cash payment	(2,571)	(5,139)	(13)		(1,453)	(3,306)		—	(554)		(13,036)
Non-cash items	—	—	1,430		—	2,664		(5,095)	87		(914)

Balance at August 2, 2008	$4,831	$476	$—		$1,284	$2,715		$—	$747		$10,053

(a)	Consulting services are a direct result of executing the Company’s strategic plan to streamline operations and rationalize its cost structure.

(b)	Amount includes $2,408 of income relating to previously granted stock awards that will not vest as a result of workforce reductions; offset by $644 of additional expense related to accelerated vesting terms and $101 of additional expense related to the increase in value of stock awards as a result of a modification to the original awards, both triggered by terminations. See Note 7 for further discussion.

(c)	Amount includes $2,664 of income related to non-cash deferred credits associated with terminated leases.

(d)	Amount includes $113 of income relating to previously granted stock awards that will not vest as a result of workforce reductions; offset by $26 of additional expense related to the increase in value of stock awards as a result of a modification to the original awards triggered by terminations. See Note 7 for further discussion.
          Of the $10,053 remaining balance of restructuring liabilities at August 2, 2008, $7,837 is expected to be paid during 2008 and the remaining $2,216 is expected to be paid in 2009 and 2010.
          The Company expects to incur additional restructuring costs related to the closure of its Kids, Mens, and U.K. businesses of approximately $7,000 during the remainder of 2008, primarily related to lease exit costs. Lease exit costs are recorded when the Company negotiates a settlement with the landlord or vacates the existing space. If the Company is successful in negotiating settlements with the respective landlords, the Company anticipates that the lease exit costs will be paid by the third quarter of 2008. In the event that the Company is not successful in negotiating settlements, cash payments may be paid over the various remaining lease terms, which extend through 2020.
4. INCOME TAXES
          The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
          The Company has assessed its income tax positions and recorded uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). At August 2, 2008, the Company had unrecognized tax benefits of approximately $38,212 of which $17,192, if recognized, would impact the effective tax rate. At August 2, 2008, the Company had $60,842 of unrecognized tax benefits, including accrued interest and penalties, which are classified in other liabilities in the Company’s consolidated balance sheets. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months as a result of the completion of any audits or resolution of any outstanding tax matters.
5. GOODWILL AND INTANGIBLE ASSETS
          Goodwill by reportable segment is as follows:

	August 2,	February 2,	August 4,
	2008	2008	2007

Stores segment	$100,066	$100,066	$195,966
Direct Marketing segment	13,424	13,424	51,524

Total	$113,490	$113,490	$247,490

          Trademarks and other intangible assets consist of the following:

	August 2,	February 2,	August 4,
	2008	2008	2007

Trademarks — indefinite lives	$139,384	$139,384	$154,984
Customer relationships, non-compete agreements, and leasehold interests	95,024	95,285	100,561

Total trademarks and other intangible assets	234,408	234,669	255,545
Less accumulated amortization	(19,118)	(14,305)	(14,288)

Trademarks and other intangible assets — net	$215,290	$220,364	$241,257

          The Company amortizes its intangible assets over periods ranging from eight years to fourteen years, with a weighted average useful life of twelve years. Amortization expense relating to intangible assets was recorded within the consolidated statements of operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Cost of sales, buying, and occupancy	$427	$409	$870	$831
Selling, general and administrative	2,102	2,467	4,204	4,934

Total	$2,529	$2,876	$5,074	$5,765

          Estimated future amortization expense related to intangible assets is as follows:

Amount
Remaining twenty-six weeks in 2008	$5,209
2009	10,196
2010	10,446
2011	9,648
2012	8,752
2013	7,810
Thereafter	23,845

Total	$75,906

6. COMPREHENSIVE LOSS
          The following is the Company’s comprehensive loss for the thirteen and twenty-six weeks ended August 2, 2008, and August 4, 2007:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net loss	$(25,008)	$(13,316)	$(23,366)	$(8,076)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,287)	565	(831)	1,355
Change in pension and postretirement plan liabilities, net of tax	405	516	380	858

Comprehensive loss	$(25,890)	$(12,235)	$(23,817)	$(5,863)

7. STOCK-BASED COMPENSATION
          The Company has two stock-based compensation plans where the Company’s common stock has been made available for stock option awards, nonvested stock awards, and restricted stock unit awards (“RSUs”). These plans are described in more detail in Note 7 of the Company’s 2007 Annual Report on Form 10-K.
          The condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 include the following stock-based compensation expense (income) related to stock option awards, nonvested stock awards, and RSUs:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Cost of sales, buying, and occupancy	$341	$265	$95	$776
Selling, general, and administrative	3,102	2,317	5,671	7,477
Restructuring charges	162	—	(1,750)	—

Compensation expense related to stock-based awards	$3,605	$2,582	$4,016	$8,253

          Due to greater than expected terminations that occurred in the thirteen weeks ended August 2, 2008 and August 4, 2007, the Company revised its estimate of expected forfeiture of stock-based awards. During the thirteen weeks ended August 2, 2008 and August 4, 2007, the Company recognized $192 and $2,148, respectively, as a reduction of stock compensation expense as a result of the change in forfeiture rates. During the twenty-six weeks ended August 2, 2008 and August 4, 2007, the Company recognized $2,752 and $2,148, respectively, as a reduction of stock compensation expense as a result of the change in forfeiture rates.
          Additionally, as a result of the actual and expected impact of the Company’s restructuring activities in accordance with its strategic business plan, the Company has updated its estimate of expected forfeitures of stock-based awards. When the termination is a direct result of the Company’s strategic business plan, the benefit is recorded within restructuring charges in the Company’s condensed consolidated statements of operations. For the thirteen and twenty-six weeks ended August 2, 2008, the Company recorded a benefit of $472 and $2,520, respectively, in restructuring charges to account for the revisions in estimated forfeiture rates.

          During the thirteen and twenty-six weeks ended August 2, 2008, the Company recorded additional compensation expense of $508 and $644, respectively, related to the accelerated vesting of stock awards as a result of terminations. Additionally, the Company recorded compensation expense of $126 during the thirteen weeks ended August 2, 2008 to account for the increase in value of stock awards relating to a modification to the original stock awards that occurred as a result of terminations. The additional compensation expense was recorded within restructuring charges.
     Stock Options
          The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $2.76 and $8.05 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2008	2007

Weighted average risk free interest rate	2.6%	4.6%
Weighted average expected life of option grants	4.8 years	4.6 years
Weighted average expected volatility of underlying stock	45.9%	38.7%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	5.2%	2.2%
          A summary of stock option activity during the twenty-six weeks ended August 2, 2008 is presented below:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per share	(in years)	Value
Outstanding at February 3, 2008	9,491,706	$27.96
Granted	449,650	10.14
Exercised	(70,334)	7.41
Forfeited	(379,478)	20.80
Expired	(94,916)	31.66

Outstanding at August 2, 2008	9,396,628	$27.51	4.0	$1,984

Exercisable at August 2, 2008	8,019,718	$28.82	3.2	$418

          Nonvested Stock Awards and RSUs
          A summary of nonvested stock award and RSU activity for the twenty-six weeks ended August 2, 2008 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Nonvested at February 3, 2008	1,930,298	$24.95
Granted	1,081,115	10.08
Vested	(388,914)	22.89
Forfeited	(567,475)	22.44

Nonvested at August 2, 2008	2,055,024	$18.05

8. NET LOSS PER SHARE
          The weighted average shares used in computing basic and diluted net loss per share are presented below. Options to purchase 9,396,628 shares of common stock were outstanding during the thirteen and twenty-six weeks ended August 2, 2008, respectively, and were not included in the computation of diluted net loss per share for the periods since the Company recorded a net loss during the periods and the effect would have been antidilutive. Options to purchase 9,508,360 shares of common stock were outstanding during the thirteen and twenty-six weeks ended August 4, 2007, and were not included in the computation of diluted net loss per share for the periods since the Company recorded a net loss during the periods and the effect would have been antidilutive.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Shares for computation of basic net loss per share	53,442	52,980	53,372	52,954
Effect of stock compensation plans	—	—	—	—

Shares for computation of diluted net loss per share	53,442	52,980	53,372	52,954

9. DEBT
          A summary of outstanding long-term debt follows:

	August 2,	February 2,	August 4,
	2008	2008	2007

Acquisition Debt	$240,000	$280,000	$320,000
Revolving Credit Agreements	80,000	80,000	80,000
Term Loan	20,000	20,000	20,000
Tilton Facility Loan	8,705	9,027	9,337

Total long-term debt	348,705	389,027	429,337
Less current maturities	(116,705)	(80,650)	(80,632)

Long term-debt, less current portion	$232,000	$308,377	$348,705

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
          The Acquisition Debt bears interest at a rate per annum equal to LIBOR plus 0.35%. It is to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting a change in control in which Aeon (U.S.A.), a wholly-owed subsidiary of Aeon Co., Ltd. and the majority shareholder of the Company (“Aeon”), is no longer the majority shareholder, liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants which are calculated under the agreement as of the end of each fiscal quarter which the Acquisition Debt is outstanding, including a leverage ratio (calculated as total indebtedness divided by a 12 month rolling consolidated earnings before interest, taxes, depreciation and amortization, impairment charges, restructuring charges, and discontinued operations (“EBITDA” as defined in the agreement)). For the period through fiscal year 2008, the leverage ratio is not to exceed 4.0 to 1.0. For fiscal year 2009, the leverage ratio is not to exceed 3.5 to 1.0 and for fiscal year 2010 and thereafter, the leverage ratio is not to exceed 3.0 to 1.0. Other financial covenants under the agreement include a minimum net worth (calculated as the sum of the par value of the Company’s outstanding common stock, additional paid-in-capital, and retained earnings) of $500,000; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations). For the period through fiscal year 2008, the fixed charge coverage ratio may not be less than 1.25 to 1.0. For fiscal year 2009, the fixed charge coverage ratio may not be less than 1.4 to 1.0 and for fiscal year 2010 and thereafter, the fixed charge coverage ratio may not be less than 1.6 to 1.0. The interest rate on the Acquisition Debt at August 2, 2008 was 3.1%.
          As of August 2, 2008, the Company had revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80,000, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of August 2, 2008, the weighted average interest rate on the loans was 3.7%. Of the $80,000 outstanding under the Revolving Credit Agreements at August 2, 2008, $28,000 is due in April 2009 and has not been further extended; $34,000 is due in January 2010 and $18,000 is due in April 2010, but may be extended upon approval from the banks.
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
          Lines of Credit (Notes payable to banks) — In March 2008, one of the Company’s lenders increased their availability under their short-term working capital line of credit facility by $25,000, increasing the Company’s total lines of credit available from $140,000 to $165,000. During the first half of 2008, the Company had an average of $106,100 outstanding under its working capital facilities.

          Working Capital Term Loan Facility — In July 2008, the Company finalized the terms of a $50,000 unsecured subordinated working capital term loan credit facility with Aeon. The new $50,000 credit facility supplements the Company’s currently existing working capital lines of credit of $165,000 and increases the Company’s total working capital borrowing capacity to $215,000 as of August 2, 2008. The working capital term loan credit facility (the “facility”) will mature and Aeon’s commitment to provide borrowings under the facility will expire on January 28, 2012. Under the terms of the facility, the financing is the unsecured general obligation of the Company and is subordinated to the Company’s other financial institution indebtedness existing as of the closing date, including under the existing Acquisition Debt. The facility is available for use by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Interest on outstanding principal under the facility will be at a rate equal to three-month LIBOR plus 5.0%. The Company was required to pay an upfront commitment fee of 1.5% (or $750) to Aeon at the time of execution and closing of the loan facility agreement. Going forward, the Company is required to pay a fee of 0.50% per annum on the undrawn portion of the commitment, payable quarterly in arrears. The facility includes covenants relating to the Company and its subsidiaries that are substantially the same in all material respects as under the Acquisition Debt.
          Letters of Credit — At August 2, 2008, the Company had a letter of credit agreement with a bank totaling $20,000, which was used primarily for the purchase of merchandise inventories. This letter of credit expired on August 8, 2008. On July 31, 2008, the Company executed an addendum to its financing agreement with one bank, allowing the Company to utilize its existing $75,000 short term line of credit facility with the bank for letters of credit. The $75,000 short term line of credit facility will continue to be available for working capital borrowings; however, the capacity will be reduced by any commercial letters of credit outstanding. As of August 2, 2008, there were not any letters of credit outstanding against the $75,000 short term line of credit facility.
          At February 2, 2008 and August 4, 2007, the Company had letter of credit agreements with two banks totaling $265,000 and $280,000, respectively. These facilities have since been cancelled by the banks. At August 2, 2008, February 2, 2008, and August 4, 2007, the Company held $4,377, $158,365, and $172,222, respectively, in outstanding letters of credit.
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
          SFAS No. 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company did not have any assets or liabilities carried at fair value as of August 2, 2008.
11. SEGMENT INFORMATION
          The Company has determined its operating segments in a manner that reflects how its chief operating decision-maker reviews the results of operations and allocates resources for the consolidated entity. The Company considers certain of its operating segments to be similar in terms of economic characteristics, purchasing processes, and operations, and have aggregated them into two reporting segments.
          The Company’s “Stores Segment” includes the Company’s Talbots and J. Jill brand retail store operations in the United States and the Talbots brand retail store operations in Canada and in the United Kingdom. The Company’s “Direct Marketing Segment” includes catalog and Internet operations for both Talbots and J. Jill brands.

          In accordance with the Company’s strategic business plan, the Company has made the decision to exit its non-core operations, Talbots Kids, Mens, and U.K. businesses. As of August 2, 2008, the Company has successfully closed 31 Kids stores, nine Mens stores, and all three stores in the U.K. The remaining 35 stores are expected to be closed in the third quarter of 2008. At that time, the Company will report results from these businesses in discontinued operations.
          The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s apparel, accessories and shoes through its retail stores, while the Direct Marketing Segment derives its revenues from the sale of apparel, accessories and shoes through its approximately 35 distinct catalog mailings per year, 21 relating to the Talbots brand and 14 relating to the J. Jill brand, and online at www.talbots.com and www.jjill.com.
          The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs, including restructuring charges associated with the closing of the Talbots Kids, Mens, and U.K. businesses. Direct expenses of $5,062 and $10,745 associated with the closing of the Talbots Kids, Mens, and U.K. businesses were allocated to the Stores segment during the thirteen and twenty-six weeks ended August 2, 2008, respectively. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots charge card operations, certain general warehousing costs, depreciation related to corporate held assets, amortization of the Company’s intangible assets other than leasehold interests, impairment charges on the Company’s intangible assets, corporate-wide restructuring charges, and certain restructuring charges associated with the closing of the Talbots Kids, Mens, and U.K. businesses. Indirect costs of $34 and $297 relating to the closing of the Talbots Kids, Mens, and U.K. businesses were recorded during the thirteen and twenty-six weeks ended August 2, 2008, respectively. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available.
          The following is the Stores Segment and Direct Marketing Segment information for the Company for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007:

	Thirteen Weeks Ended
	August 2, 2008			August 4, 2007
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$426,224	$101,790	$528,014	$472,090	$100,241	$572,331
Direct profit	5,492	17,276	22,768	25,148	13,602	38,750

	Twenty-Six Weeks Ended
	August 2, 2008			August 4, 2007
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$860,991	$209,461	$1,070,452	$940,090	$205,797	$1,145,887
Direct profit	52,743	39,347	92,090	81,120	32,073	113,193

          The following reconciles direct profit to consolidated net loss for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Total direct profit for reportable segments	$22,768	$38,750	$92,090	$113,193
Less: indirect expenses	57,321	50,971	119,557	108,100

Operating (loss) income	(34,553)	(12,221)	(27,467)	5,093
Interest expense, net	4,892	8,230	10,589	17,513

Loss before taxes	(39,445)	(20,451)	(38,056)	(12,420)
Income tax benefit	(14,437)	(7,135)	(14,690)	(4,344)

Consolidated net loss	$(25,008)	$(13,316)	$(23,366)	$(8,076)

12. EMPLOYEE BENEFIT PLANS
          Net periodic benefit cost is comprised of the following components for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007.
          During 2007, the Company elected to close participation in the Pension Plan for all associates hired or rehired after December 31, 2007. Those employees that were hired prior to December 31, 2007 continue to accrue benefits under the plan. The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Service cost	$2,359	$2,511	$4,718	$5,022
Interest cost	2,363	2,090	4,726	4,180
Expected return on plan assets	(2,475)	(2,386)	(4,951)	(4,772)
Net amortization and deferral	256	898	512	1,506

Net periodic benefit cost	$2,503	$3,113	$5,005	$5,936

          The components of the Company’s Supplemental Executive Retirement Plan (“SERP”) expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Service cost	$92	$122	$227	$244
Interest cost	320	286	624	572
Net amortization and deferral	27	254	35	508

Net periodic benefit cost	$439	$662	$886	$1,324

          The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Service cost	$1	$1	$2	$2
Interest cost	4	22	8	44
Net amortization and deferral	(304)	(295)	(608)	(590)

Net periodic benefit credit	$(299)	$(272)	$(598)	$(544)

          In 2006, the Company changed its reimbursement rates under its Postretirement Medical Plan and remeasured the related liability. The Company is amortizing the benefit into income over a five year period.
          During the thirteen and twenty-six weeks ended August 2, 2008, the Company was required to make contributions of $3,125 and $5,510, respectively, to the Pension Plan. The Company expects to make required contributions of $6,250 to the Pension Plan during the remainder of 2008. During the thirteen and twenty-six weeks ended August 4, 2007, the Company was not required to make any contributions to the Pension Plan. The Company did not make any voluntary contributions to the Pension Plan during the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this document, as well as our 2007 Annual Report on Form 10-K.
          We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended August 2, 2008 and August 4, 2007 are referred to as the second quarter of 2008 and 2007, respectively. The twenty-six weeks ended August 2, 2008 and August 4, 2007 are referred to as the first half of 2008 and 2007, respectively.
          Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Talbots Misses store, such Talbots Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Talbots Misses assortment may be properly compared. When a new J. Jill store is opened adjacent or in close proximity to an existing Talbots Misses store, such Talbots Misses store is not excluded from the computation of comparable store sales. The calculation of comparable store sales for the second quarter and first half of 2008 and 2007 exclude the results of our non-core operations (Talbots Kids, Mens, and U.K. stores).
          When reference is made to a store location, we are considering adjacent multiple concept stores as one location. We feel that this count is an appropriate representation of our real estate portfolio and consistent with industry practices.
Progress on Implementing Our Strategic Plan
          In April 2008, we announced our strategic plan for long-term growth and significant productivity improvement. During the first half of 2008, we focused on implementing the strategic initiatives that we believe will drive stronger performance of the business in the short and long term. Such initiatives included: improved inventory management, tight expense control, streamlining operations, and innovating marketing and promotional programs. Based on the results of the first half of 2008, we are encouraged with the progress to date, particularly in the Talbots brand, where we achieved a significant improvement in merchandise gross margin compared to the prior year, validating many elements of our strategic plan.

Highlights from the first half of 2008 include:
•	Improved inventory management at the Talbots brand, together with a leaner inventory position, and the change in the Talbots brand promotional cadence to monthly markdowns, contributed to significantly improved merchandise gross margin. For the first half of 2008, the Talbots brand realized a 280 basis point improvement in gross margin (including a 355 basis point improvement from its core operations offset by a 75 basis point decline from its non core operations) over the prior year. The improvement in the Talbots brand merchandise gross margin was partially offset by the decline of 235 basis points in the J. Jill brand merchandise gross margin which was significantly impacted by deep markdowns taken during our end-of-season clearance event for the brand in June 2008. On a total Company basis, merchandise gross margin improved approximately 179 basis points. The Talbots brand average unit retail value, or the average sales price per unit of markdown inventory sold, in the first half of 2008 increased by 17% compared to the prior year.
•	Significant progress was made in closing the Talbots Kids, Mens, and U.K. businesses. In the first half of 2008, we closed a total of 43 stores, which included 31 Talbots Kids, nine Talbots Mens, and all three Talbots U.K. stores. We expect to complete the closing of our Talbots Kids and Mens businesses in the third quarter of 2008.
•	Entering the third quarter of 2008, the Talbots and J. Jill inventories are appropriately lean and we are currently planning for continued improvement in merchandise gross margin. We are starting the fall season with a more focused merchandise presentation, leaner inventory, and a fresh look across both brands. Further, for the Talbots brand, in June 2008, we began introducing updated visual concepts that reflect a more modern “classic” image, illustrated throughout our Talbots brand catalogs and which are aligned with the Talbots brand stores and Internet. We experienced an increase in selling trends in July especially for the Talbots brand, which achieved positive comparable store sales, which we attribute mainly to better flow of merchandise, monthly markdown selling, and stronger visual presentation across all channels.
•	For our J. Jill brand, while disappointed with our performance during the first half of 2008, we took a critical step to aggressively liquidate our spring/summer merchandise in preparation for a leaner start to the fall. This impacted the brand’s and the total Company’s operating results. However, we continue to believe in the growth potential of the J. Jill brand. We will remain focused during the remainder of 2008 on initiatives to improve the J. Jill product offering, inventory management, and an enhanced look of the J. Jill stores, as we seek to build greater brand awareness. J. Jill has also adopted the Talbots brand inventory management model, which we expect will begin to improve inventory management and merchandise gross margin. The brand experienced positive customer response to its new product deliveries, under its new creative team, for the month of July.
•	Beginning in June 2008, as part of our strategic plan to streamline operations and rationalize our cost structure, we executed our plan to reduce our corporate headcount by approximately 9% across multiple locations and at all levels. This is in addition to other initiatives we are implementing will enable us to achieve our cost reduction goal of $50 million in 2008 and $100 million by the end of 2009.
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

Results of Operations
          The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of operations for the fiscal periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	71.6%	71.5%	66.8%	67.1%
Selling, general and administrative expenses	33.1%	30.7%	33.8%	32.5%
Restructuring charges	1.8%	0.0%	1.9%	0.0%
Impairment of store assets	0.0%	0.0%	0.1%	0.0%
Operating (loss) income	-6.5%	-2.2%	-2.6%	0.4%
Interest expense, net	0.9%	1.4%	1.0%	1.5%
Loss before taxes	-7.4%	-3.6%	-3.6%	-1.1%
Income tax benefit	-2.7%	-1.3%	-1.4%	-0.4%
Net loss	-4.7%	-2.3%	-2.2%	-0.7%
The Thirteen Weeks Ended August 2, 2008 Compared to the Thirteen Weeks Ended August 4, 2007 (Second Quarter)
Net Sales
          Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include our catalog and Internet channels. The following table shows net retail store sales by brand and net direct marketing sales in total for the thirteen weeks ended August 2, 2008 and August 4, 2007 (in millions):

	August 2,	August 4,
	2008	2007

Net retail store sales: Talbots brand	$351.7	$392.1
Net retail store sales: J. Jill brand	74.5	80.0
Net direct marketing sales: total Company	101.8	100.2

Total net sales	$528.0	$572.3

          Net sales in the second quarter of 2008 were $528.0 million compared to $572.3 million in the second quarter of 2007, a decrease of $44.3 million, or 7.7%. J. Jill brand net sales represented approximately 21.4% and 20.4% of total net sales during the second quarter of 2008 and 2007, respectively.
          Overall, the second quarter was a challenge to drive top line sales, primarily due to the change in the Talbots brand markdown strategy, a weak response to both brands semi-annual sale, coupled with a difficult macro-environment and customer’s cautious purchasing behavior. Comparable store sales for the period decreased by 12.0% in the quarter, but average unit retail increased by 6.4%, reflecting an evolved approach to markdowns.
          Talbots Brand Retail Stores
          Talbots brand retail store sales in the second quarter of 2008 decreased by $40.4 million, or 10.3%, compared to the second quarter of 2007. Reflected in Talbots brand retail store sales was a $39.7 million, or 11.7%, decline in comparable store sales for the period. The brand experienced a difficult June, which we believe was negatively impacted by the shift in the start of the season-end sale event. We elected to move the brand’s June end-of-season clearance event to one week later versus the prior year, and extended the event through labor day, compared to offering the event just one day in August in the prior year. In addition, with the change to monthly markdowns, our sale event was greatly impacted by much lower levels of clearance inventory compared to prior years. We believe that the lower levels of clearance inventory as well as the change in timing of the clearance event has had an adverse effect on our brand’s second quarter sales; however, the extension of the clearance event through labor day is expected to benefit third quarter sales. We experienced an improvement in selling trends for the brand in July, yielding positive comparable store sales during the month, driven by markdowns and revamped fresh creative product offerings. We continue to communicate our new fresh creative merchandise offerings consistently through all channels, including floor sets, signage, catalog design, and website visuals. We believe that this initiative ensures that our customer receives a consistent message about our product offerings no matter which channel she chooses to shop.
          Additionally, the decline in Talbots brand retail store sales was partially a result of the decrease in the number of Talbots brand retail stores. As of August 2, 2008, we operated a total of 1,109 Talbots brand stores, or 592 locations, with gross and selling square footage of 4.3 million square feet and 3.3 million square feet, respectively. This represents a decrease of approximately 4% in gross and selling square footage from August 4, 2007 when we operated a total of 1,134 Talbots brand stores, or 590 locations, with gross and selling square footage of approximately 4.5 million square feet and 3.4 million square feet, respectively. In connection with our strategic initiative to evaluate store productivity on an ongoing basis and to close underperforming stores, as well as the exit of Talbots Kids, Mens, and U.K. businesses, we expect our store count to be lower at the end of 2008 in comparison to the end of 2007.
          J. Jill Brand Retail Stores
          J. Jill’s brand retail store sales in the second quarter of 2008 decreased by $5.5 million, or 6.9%, compared to the second quarter of 2007. Reflected in J. Jill brand retail store sales was a $9.8 million, or 13.2%, decline in comparable store sales. The brand experienced a difficult May and June. Due to the heavy inventory position at the start of the second quarter, we took an aggressive approach to liquidation during the June mid-season clearance event. This affected both our sales for the quarter and our merchandise gross margin for the brand. We are comfortable with our inventory position at the end of the quarter. We did experience improved selling trends in the month of July, which we believe is attributed to the customer’s positive response to the first delivery of the brand’s new creative product offerings under its new creative team. We remain focused on strengthening the brand’s product offering and building brand awareness to drive improved performance for the brand.
          The decline in comparable store sales was partially offset by an increase in store sales driven by the increase in the number of J. Jill brand retail stores. As of August 2, 2008, we operated 281 retail stores, or 277 locations, with gross and selling square footage of approximately 1.1 million square feet and 0.9 million square feet, respectively. This represents an increase of approximately 8% in gross and selling square footage from August 4, 2007, when we operated 255 J. Jill brand retail stores, or 251 locations, with gross and selling square footage of approximately 1.0 million square feet and 0.8 million square feet, respectively. Since the date of the acquisition, May 3, 2006, the Company has opened 78 J. Jill brand stores and has increased its gross and selling square footage by 28%.
          Direct Marketing Sales
          The $1.6 million, or 1.6%, increase in direct marketing sales is primarily attributable to sales for the J. Jill brand. J. Jill brand direct marketing sales for the second quarter of 2008 increased by $1.5 million, or 4.1%, in comparison to the second quarter of 2007, primarily due to a combination of creative, product, and email activity used to assist in driving sales in the catalog and Internet channels. Talbots brand direct marketing sales for the second quarter of 2008 were relatively flat in comparison to the second quarter of 2007. Both brands continue to experience solid growth in Internet sales, with Internet representing 65% of direct business in comparison with 59% for the second quarter of the prior year. Our reinvigorated Talbots brand image, commencing with our June catalog, is fully aligned across all marketing components and channels and has had positive customer response. Currently, we are in the process of enhancing our Talbots brand website, offering greater ease of use and expanded functionality. Together with our stores and the consistency with which we present merchandise across all brand channels, we hope to drive increased multi-channel business. The percentage of our net sales derived from direct marketing increased from 17.5% during the second quarter of 2007 to 19.3% during the second quarter of 2008.
Cost of Sales, Buying, and Occupancy Expenses
          Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 71.6% in the second quarter of 2008 from 71.5% in the second quarter of 2007. This represents a 10 basis point increase in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year. This increase was primarily a result of an approximate 129 basis point increase in occupancy costs as a percentage of net sales almost entirely offset by an approximate 125 basis point improvement in pure merchandise gross margin. Occupancy costs are primarily fixed costs, therefore the increase in costs as a percentage of net sales was mainly due to the decrease in sales in the second quarter of 2008 compared to sales in the second quarter of 2007.
          The Talbots brand merchandise gross margin represented an approximate 290 basis point improvement (including a 380 basis point improvement from its core operations offset by a 90 basis point decline from its non core operations) over the prior year. We attribute this improvement in gross margin to better inventory management at the Talbots brand with leaner inventories, the change to a monthly markdown cadence, and improved initial mark-up. The strategic change to a monthly markdown cadence has enabled us to smooth out Talbots brand markdown selling, sell the brand’s markdown goods at higher average unit retail values, and flow new product across channels on a more regular basis. Offsetting this improvement in merchandise gross margin was a decrease in the J. Jill brand’s merchandise gross margin of an approximate 540 basis points in comparison to the prior year. This decline is primarily due to our aggressive approach to clear out excess inventory for the brand at deeper discounts during the end-of-season clearance event. We expect to improve our merchandise gross margin during the balance of this year with the implementation of a new markdown optimization tool to be used by both brands and a more consistent flow of updated merchandise assortments from both brands across all channels.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses as a percentage of net sales increased to 33.1% in the second quarter of 2008, compared to 30.7% in the second quarter of 2007. This represents a 240 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. While we believe that we have made continued progress in executing our strategic initiatives, including reducing expenses and our overall Company cost structure in an effort to streamline our organization, our cost savings during the quarter were offset by negative leverage from the decline in comparable stores sales in the quarter.
Restructuring Charges
          In October 2007, we initiated a comprehensive strategic review of our business and engaged a leading global consulting firm to assist us in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which we developed a three-year strategic business plan to strengthen and grow the business. We incurred $9.3 million of pre-tax expense relating to our strategic business plan in the second quarter of 2008 and have included these costs as restructuring charges within our condensed consolidated statement of operations for the thirteen weeks ended August 2, 2008. Of the $9.3 million of restructuring charges, $5.1 million relates to the closing of the Talbots Kids, Mens, and U.K. businesses, and $4.2 million relates to the execution of other corporate-wide strategic initiatives associated with our ongoing core operations.
          As part of our strategic plan, we made the decision to exit our Talbots Kids, Mens, and U.K businesses. The strategic review concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. In the second quarter of 2008, we were successful in closing 20 Talbots Kids stores, seven Talbots Mens stores, and all three Talbots U.K. stores. The remaining 35 Talbots Kids and Mens stores are expected to be closed in the third quarter of 2008. The $5.1 million of costs incurred during the second quarter of 2008 consisted of lease exit costs of $5.3 million, professional services of $0.6 million, and non-cash charges for accelerated depreciation on store assets of $0.9 million, offset by non-cash deferred credit reversals of $1.3 million associated with terminated leases and adjustments to severance of $0.4 million. We expect to incur additional restructuring costs of approximately $7.0 million in exiting these businesses during the remainder of 2008, primarily related to lease exit costs. Lease exit costs are recorded when we negotiate a settlement with the landlord or vacate the existing space. If we are successful in negotiating settlements with the respective landlords, we anticipate that the lease exit costs will be paid by the end of the third quarter of 2008. In the event that we are not successful in negotiating settlements, cash payments may be paid over the various remaining lease terms, which extend through 2020. In the third quarter of 2008, as we close all remaining stores, the results of operations from the Talbots Kids, Mens, and U.K. businesses will be reclassified to discontinued operations.

          In June 2008, as part of our strategic plan to streamline operations and rationalize our cost structure, we announced and began to execute our plan to reduce our corporate headcount by approximately 9% across multiple locations and at all levels. Substantially all affected employees were notified on or immediately prior to the date of the announcement. We recorded approximately $2.8 million of pre-tax expense in the second quarter of 2008 relating to this workforce reduction, primarily consisting of severance, professional services, and non-cash expenses relating to accelerated vesting of stock awards.
Impairment of Store Assets
           Impairment of store assets was $0.2 million in the second quarter of 2008 compared to $0.0 in the second quarter of 2007. As part of our strategic initiatives, we are closely monitoring stores in our core concepts to identify stores that are underperforming and we are closing stores when appropriate. When we determine that a store is underperforming or is to be closed, the Company reassesses the expected future cash flows of the store, which in some cases results in an impairment charge.
Net Interest Expense
          Net interest expense decreased to $4.9 million in the second quarter of 2008 compared to $8.2 million in the second quarter of 2007. This decrease was due to lower levels of gross borrowings as well as lower interest rates. The average level of debt outstanding, including short-term and long-term borrowings, was $456.2 million in the second quarter of 2008 compared to $514.4 million in the second quarter of 2007. The average interest rate on short-term and long-term borrowings during the second quarter of 2008 was 3.5% compared to 5.8% in the second quarter of 2007. The average level of working capital borrowings outstanding was $88.9 million in the second quarter of 2008 compared to $67.4 in the second quarter of 2007.
Income Tax Benefit
          The income tax benefit for the second quarter of 2008 was $14.4 million, compared to an income tax benefit of $7.1 million for the second quarter of 2007. The effective tax rate was 36.6% and 34.9% for the second quarters of 2008 and 2007, respectively.
The Twenty-Six Weeks Ended August 2, 2008 Compared to the Twenty-Six Weeks Ended August 4, 2007 (First Half)
Net Sales
          Net sales consist of retail store sales and direct marketing sales. The following table shows net retail store sales by brand and net direct marketing sales in total for the twenty-six weeks ended August 2, 2008 and August 4, 2007 (in millions).

	August 2,	August 4,
	2008	2007

Net retail store sales: Talbots brand	$715.1	$779.4
Net retail store sales: J. Jill brand	145.9	160.7
Net direct marketing sales: total Company	209.5	205.8

Total net sales	$1,070.5	$1,145.9

          Net sales for the first half of 2008 were $1,070.5 million compared to $1,145.9 million for the first half of 2007, a decrease of $75.4 million, or 6.6%. J. Jill brand net sales represented approximately 20.5% and 20.4% of total net sales during the first half of 2008 and 2007, respectively. Overall, we experienced a decline in comparable stores sales of 10.9% for the period.

          Talbots Brand Retail Stores
          Talbots brand retail store sales in the first half of 2008 decreased by $64.3 million, or 8.2%, compared to the first half of 2007. Reflected in Talbots brand retail store sales was a $64.9 million, or 9.5%, decline in comparable store sales for the period. We believe that the brand’s negative sales results were impacted by a weak customer response to the brand’s merchandise, timing of promotional events, especially the shift in the June season end clearance event, coupled with the effects from macroeconomic pressures and uncertainties, particularly in discretionary consumer spending. July did experience a pick up in selling trends, with positive comparable store sales, which we believe is related to increased markdown selling and the introduction of revamped and reinvigorated product offerings which are communicated consistently through all channels. Additionally, the decline in Talbots brand retail store sales was partially a result of the decrease in the number of Talbots brand retail stores from August 4, 2007 to August 2, 2008.
          J. Jill Brand Retail Stores
          J. Jill brand retail store sales in the first half of 2008 decreased by $14.8 million, or 9.2%, compared to the first half of 2007. Reflected in J. Jill brand retail store sales was a $25.8 million, or 16.8%, decline in comparable store sales for the period. Although the brand continued to experience negative comparable store sales throughout the first half of 2008, the brand has seen some improvement in selling trends in the second quarter in comparison to the first quarter. We believe that our early spring product did not resonate well with the customer as it may have been too similar to the prior year’s offerings. The brand experienced weakness in some key volume classifications and fabrications, as well as casual basics. Due to the poor first quarter performance, we aggressively liquidated the excess inventories in the second quarter. We are comfortable with our inventory position going into the third quarter. Additionally, July reflected an improvement in selling trends, which we believe is a result of a positive response to our new merchandise offerings under a new creative team from our customers. The decline in comparable store sales was partially offset by an increase in store sales driven by the increase in the number of J. Jill brand retail stores opened from during the period from August 4, 2007 to August 2, 2008.
          Direct Marketing Sales
          The $3.7 million, or 1.8%, increase in direct marketing sales is primarily attributable to higher sales within the Internet channel across both brands. Internet sales during the first half of 2008 represented 59% of the total direct marketing sales, compared to 54% during the first half of 2007. The Talbots brand experienced an increase in direct marketing sales of approximately 2.4% over the same period of the prior year, which we believe is primarily due to the successful April best customer event in the first quarter. The J. Jill brand experienced a slight increase in direct marketing sales of approximately 0.6% mainly due to the combination of creative, product, and email activity used to drive sales across the catalog and Internet channels. The percentage of our net sales derived from direct marketing increased from 18.0% during the first half of 2007 to 19.6% during the first half of 2008.
Cost of Sales, Buying, and Occupancy Expenses
          Cost of sales, buying and occupancy expenses decreased as a percentage of net sales to 66.8% in the first half of 2008, from 67.1% in the first half of 2007. This represents a 30 basis point improvement in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure merchandise gross margin increasing by approximately 180 basis points. The Talbots brand merchandise gross margin represented an approximate 280 basis point improvement over the prior year (including a 355 basis point improvement from its core operations offset by a 75 basis point decline from its non core operations). We attribute this improvement in gross margin to better inventory management at the Talbots brand with leaner inventories, the change to a monthly markdown cadence, and improved initial mark-on. Largely offsetting this improvement was an approximate 235 basis point decrease in the J. Jill brand’s merchandise gross margin percentage of net sales in comparison to the prior year. This decline is primarily due to our aggressive approach in the second quarter to clear out excess inventory for the brand at deeper discounts during the end-of-season clearance event that began in June.
          Offsetting the improvement in merchandise gross margin was an approximate 136 basis point increase in occupancy costs as a percentage of net sales in comparison to the prior year. Occupancy costs are primarily fixed costs, therefore the increase in costs as a percentage of net sales was mainly due to the decrease in sales in the first half of 2008 compared to sales in the first half of 2007.

Selling, General and Administrative Expenses
          Selling, general and administrative expenses as a percentage of net sales increased to 33.8% in the first half of 2008, compared to 32.5% in the first half of 2007. This represents a 130 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. While we believe that we have made continued progress in executing our strategic initiatives, including reducing expenses and our overall Company cost structure in an effort to streamline our organization, our savings during the first half of 2008 was offset by negative leverage from the decline in comparable stores sales during the period. Due to our decision to eliminate television and national print advertising in 2008, we have spent $13.1 million less, or approximately 105 basis points, during the first half of 2008 for marketing programs in comparison to the first half of 2007, accounting for the majority of the savings between the periods.
Restructuring Charges
          We incurred $20.4 million of pre-tax expense relating to our strategic business plan during the first half of 2008 and have included these costs as restructuring charges within our condensed consolidated statement of operations for the twenty-six weeks ended August 2, 2008. Of the $20.4 million of restructuring charges, $11.0 million relates to the closing of the Talbots Kids, Mens, and U.K. businesses, and $9.4 million relates to the execution of other corporate-wide strategic initiatives associated with our ongoing core operations.
          As part of our strategic plan, we made the decision to exit our Talbots Kids, Mens, and U.K businesses. The strategic review concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. In the first half of 2008, we were successful in closing 31 Talbots Kids stores, nine Talbots Mens stores, and all three Talbots U.K. stores. The remaining 35 Talbots Kids and Mens stores are expected to be closed in the third quarter of 2008. The $11.0 million of costs incurred during the first half of 2008 consisted of severance of $2.1 million, professional services of $0.9 million, lease exit costs of $5.6 million, and non-cash charges for accelerated depreciation on store assets of $5.1 million, offset by non-cash deferred credit reversals of $2.7 million associated with terminated leases.
          In June 2008, as part of our strategic plan to streamline operations and rationalize our cost structure, we announced and began to execute our plan to reduce our corporate headcount by approximately 9% across multiple locations and at all levels. We recorded approximately $5.0 million of pre-tax expense in the first half of 2008 relating to this workforce reduction, primarily consisting of severance and professional services, offset by non-cash credits relating to stock awards that will not vest.
Impairment of Store Assets
           Impairment of store assets was $1.2 million in the first half of 2008 compared to $0.0 in the first half of 2007. As part of our strategic initiatives, we are closely monitoring stores in our core concepts to identify stores that are underperforming and closing stores when appropriate. When we determine that a store is underperforming or is to be closed, the Company reassesses the expected future cash flows of the store, which in some cases results in an impairment charge.
Net Interest Expense
          Net interest expense decreased to $10.6 million in the first half of 2008 compared to $17.5 million in the first half of 2007. This decrease was due to lower levels of gross borrowings as well as lower interest rates. The average level of debt outstanding, including short-term and long-term borrowings, was $483.5 million during the first half of 2008 compared to $542.8 million during the first half of 2007. The average interest rate on short-term and long-term borrowings during the first half of 2008 was 3.7% compared to 5.8% during the first half of 2007.
Income Tax Benefit
          The income tax benefit for the first half of 2008 was $14.7 million, compared to an income tax benefit for the first half of 2007 of $4.3 million. The effective tax rate for the first half of 2008 and 2007 was 38.6% and 35.0%, respectively.

Liquidity and Capital Resources
          Our primary sources of capital are generally from cash flows from operating activities and working capital line of credit facilities from four banks and Aeon (U.S.A), (“Aeon”), with maximum available short-term borrowings of $215.0 million as of August 2, 2008. In July 2008, we finalized the terms of our previously announced $50.0 million unsecured subordinated working capital term loan credit facility with Aeon. The new $50.0 million credit facility, which matures on January 28, 2012, increased our total working capital borrowing capacity to $215.0 million from $165.0 million. In March 2008, our availability under our short-term working capital line of credit facilities was increased by $25.0 million, from $140.0 million to $165.0 million. Of our $215.0 million of working capital availability, $165.0 million is uncommitted and is available at the discretion of the banks. At August 2, 2008, February 2, 2008, and August 4, 2007, we had $34.0 million, $0.0 million, and $12.8 million, respectively, outstanding under our working capital facilities. During the first half of 2008, we had an average of $106.1 million outstanding under our working capital facilities. While we continue to believe we have sufficient liquidity to meet our working capital needs and to fund the turnaround of our business, the new $50.0 million credit facility will provide us with an additional level of assurance and even greater flexibility to address the continued uncertainty in the credit markets.
          The new $50.0 million working capital term loan credit facility (the “facility”) will mature and Aeon’s commitment to provide borrowings under the facility will expire on January 28, 2012. Under the terms of the facility, the financing is the unsecured general obligation of the Company and is subordinated to our other financial institution indebtedness existing as of the closing date, including under the existing Acquisition Debt Agreement, as amended, dated as of July 24, 2006 (the “Acquisition Debt”). The facility will be available for use by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Interest on outstanding principal under the facility will be at a rate equal to three-month LIBOR plus 500 basis points. We were required to pay an upfront commitment fee of 1.5% (or $750,000) to Aeon at the time of execution and closing of the loan facility agreement. Going forward, we are required to pay a fee of 50 basis points per annum on the undrawn portion of the commitment, payable quarterly in arrears. The facility includes covenants relating to the Company and its subsidiaries that are substantially the same in all material respects as under the Acquisition Debt. At August 2, 2008, we did not have any amounts outstanding under our facility.
          Our ability to borrow under our working capital facilities is limited by financial covenants related to our Acquisition Debt, including our leverage ratio which is impacted by total borrowings (see discussion on financial covenants below).
          Our Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting a change in control in which Aeon is no longer the majority shareholder, liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of additional indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on our ability to pay dividends or purchase our capital stock so long as we are not in default under the agreement. The agreement also includes financial covenants, including a leverage ratio (calculated as total indebtedness divided by a 12 month rolling consolidated earnings before interest, taxes, depreciation and amortization, impairment charges, restructuring charges, and discontinued operations (“EBITDA” as defined in the agreement)). For the period through fiscal year 2008, the leverage ratio is not to exceed 4.0 to 1.0. For fiscal year 2009, the leverage ratio is not to exceed 3.5 to 1.0 and for fiscal year 2010 and thereafter, the leverage ratio is not to exceed 3.0 to 1.0. Other financial covenants under the agreement include a minimum net worth (calculated as the sum of the par value of all outstanding common stock, additional paid-in-capital, and retained earnings) of $500.0 million; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations). For the period through fiscal year 2008, the fixed charge coverage ratio may not be less than 1.25 to 1.0. For fiscal year 2009, the fixed charge coverage ratio may not be less than 1.4 to 1.0 and for fiscal year 2010 and thereafter, the fixed charge coverage ratio may not be less than 1.6 to 1.0.
          The financial covenants are required to be calculated at the end of each of our fiscal quarters for as long as the Acquisition Debt is outstanding. As of August 2, 2008, we were in compliance with our financial covenants. Our working capital requirements and borrowing needs are typically highest during the third quarter in preparation for the fall selling season and lowest during the second and fourth quarters. There can be no assurance that we will satisfy our financial covenants as of each determination date. In addition, any failure by us to meet our sales plan at the Talbots brand or J. Jill brand at any time would cause reduced sales or likely increased markdowns, which could negatively impact gross margin and profitability and our ability to meet our financial covenants. If we determine that it is likely that we will not satisfy any of our financial covenants, either as a result of our expected operating results or borrowing needs, we would expect to seek a waiver or an amendment of such financial covenants. In the event that we do not satisfy one or more financial covenants as of the determination date and, in addition, we are unable to obtain a waiver or further amendment of such financial covenants, the Acquisition Debt as well as other indebtedness could be accelerated.
          At August 2, 2008, we had a letter of credit agreement with a bank totaling $20.0 million, which we used primarily for the purchase of merchandise inventories. On August 8, 2008 this letter of credit expired. On July 31, 2008, we executed an addendum to a financing agreement with one of our banks, allowing us to utilize our existing $75.0 million short term line of credit facility with the bank for letters of credit. The $75.0 million short term line of credit facility will continue to be available to us for working capital borrowings; however, the capacity will be reduced by any commercial letters of credit outstanding. As of August 2, 2008, we did not have any letters of credit outstanding against our $75.0 million short term line of credit facility. At February 2, 2008 and August 4, 2007, we had letter of credit agreements with two banks totaling $265.0 million and $280.0 million, respectively. These facilities have since been cancelled by the banks. At August 2, 2008, February 2, 2008, and August 4, 2007 we held $4.4 million, $158.4 million, and $172.2 million, respectively, in outstanding letters of credit.
          We have successfully negotiated open account terms, with improved payment terms, with those vendors that currently represent a substantial majority of our merchandise purchases, and we may pursue open account terms with other merchandise vendors as well. These open account payment terms do not require letters of credit and are expected to largely offset the reduction and elimination of the letter of credit facilities. The negotiated new vendor payment terms are also expected to favorably impact cash flow. We are currently in the process of ordering late fall and early spring 2009 goods with our vendors under open account payment terms. However, there can be no assurance that we will at all times be able to purchase all of our merchandise inventory through open account payment terms with merchandise vendors.
          The following is a summary of our cash balances and cash flows (in thousands) as of and for the twenty-six weeks ended August 2, 2008 and August 4, 2007:

	August 2,	August 4,
	2008	2007
Net cash provided by operating activities	$42,507	$94,938
Net cash used in investing activities	(30,078)	(37,439)
Net cash used in financing activities	(21,792)	(86,585)
Cash and cash equivalents, end of period	$16,034	$8,160
          During the first half of 2008, cash and cash equivalents decreased $9.4 million compared to a decrease of $27.8 million during the first half of 2007. Cash flow from operating activities and short term borrowings in the first half of 2008 allowed us to execute our strategic plan, purchase inventory on open account, invest in property and equipment, pay our scheduled principal and interest on our Acquisition Debt, and pay quarterly dividends. We believe that we have sufficient resources to fund our operations. This new facility provided by Aeon provides greater flexibility during a period where credit markets are exceptionally tight and unstable.
Cash provided by operating activities
          Cash provided by operating activities was $42.5 million during the first half of 2008 compared to cash provided by operating activities of $94.9 million during the first half of 2007, a decrease of $52.4 million. This decrease was primarily due to changes in accounts payable levels and a decrease in net income of $15.3 million, offset by the change in inventory levels.
          At February 2, 2008, we received better payment terms from our vendors which allowed us to defer the payment for operating expenses and merchandise shipments. During the first half of 2008, we paid these deferrals as well as what became due during the quarter, significantly decreasing our accounts payable balance and cash flow from operations.

          The change in inventory levels was a result of our strategy to maintain leaner inventories to improve our gross margins. Total consolidated inventories at August 2, 2008 were $259.9 million, down $72.4 million or 21.8% from August 4, 2007. On a per-square-foot basis, inventories for our Talbots brand women’s apparel stores were down 19% on average compared to last year and our J. Jill brand inventories were down 22% on average from the prior year. We are comfortable with our planned apparel inventory levels across brands for the fall season with our improved product flow enabling us to operate on a lower inventory level compared to last year.
Cash used in investing activities
          Cash used in investing activities was $30.1 million in the first half of 2008 compared to $37.4 million in the first half of 2007. Additions to property and equipment during the quarter primarily consisted of expenditures related to the opening of new stores and expanding and renovating existing stores. During the first half of 2008, we opened 11 new Talbots brand stores (three new locations), and 12 new J. Jill brand stores (11 new locations) and spent approximately $26.7 million on new store openings and expansions and renovations of existing stores. During the first half of 2007, we opened 13 new Talbots brand stores and 16 new J. Jill brand stores and spent approximately $29.6 million on new store openings and expansions and renovations of existing stores. Our current store expansion plan is to open approximately 19 additional Talbots brand stores (eight locations) with expansion primarily in the Misses and Woman business concepts, and approximately seven additional J. Jill brand stores (seven locations) during the remainder of 2008. This level of store expansion is significantly down from our historical levels and will enable us to preserve more capital for information technology enhancements, specifically for the growth of our brands’ websites, and store conversions. We expect to spend approximately $75.0 million in capital expenditures during 2008, down from $85.0 million in 2007. The actual amount of such capital expenditures will depend on a number of factors, including the schedule of such activity during the remainder of 2008 and the number, type, and timing of stores being opened, expanded, renovated and relocated.
Cash used in financing activities
          Cash used in financing activities was $21.8 million during the first half of 2008 compared to $86.6 million during the first half of 2007. During the first half of 2008 we received net proceeds of $34.0 million under working capital lines of credit. During the first half of 2007 we made net payments of $32.2 million in working capital borrowings. During the first half of 2008, we had an average of $106.1 million outstanding under our working capital facilities, in comparison to $85.5 million outstanding during the first half of 2007. Our primary use of funds during the first half of 2008 and 2007 was to pay down $40.0 million of our Acquisition Debt. The Acquisition Debt is expected to be repaid in equal quarterly installments of $20.0 million over the five-year term, ending in July 2011.
          Additionally, during the first half of 2008 and 2007, we paid $14.4 million and $14.1 million, respectively, in dividends. The dividends were paid at a rate of $0.13 per share per quarter. On July 29, 2008, we announced that our Board of Directors approved the payment of a quarterly dividend of $0.13 per share payable on or before September 15, 2008 to shareholders of record as of September 2, 2008. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook.
Future cash flows
          Our primary ongoing cash requirements are currently expected to be for the financing of working capital buildups during peak buying seasons (typically in the first and third quarters), the repayment of debt, capital expenditures for new Talbots brand and J. Jill brand stores, the expansion and renovation of existing stores and facilities, payments associated with our strategic initiatives such as lease termination costs, information technology and other infrastructure needs, and the payment of any dividends that may be declared from time to time.
          In August 2008, we made the strategic decision to postpone the purchase of the J. Jill charge card receivables. Instead, we have negotiated with the existing third party administrator for an extension of our current service agreement that would preserve our ability to purchase the receivables in the future when we feel the timing is more appropriate. In light of the continued uncertainty in the credit environment, we believe it is prudent to preserve our working capital line of credit and postpone investing in the J. Jill portfolio at this time. We are focused on our turnaround plan and at the appropriate time in the future we will reconsider the purchase of the J. Jill charge card receivables.

          For at least the next twelve months, we believe our cash flows from operating activities and funds that are expected to be available under our current credit facilities and credit from vendors will be sufficient to meet our anticipated needs.
          Our operating cash flows are dependent upon and impacted by many factors, including achieving our sales and gross margin plans, the macro-economic environment, our ability to purchase merchandise on open account payment terms at expected levels, and executing and realizing the benefits of the strategic initiatives being implemented in 2008 (including anticipated lower inventory levels and timing, expected operating and other cost reductions, reduced markdown exposure, and the successful closing of the Talbots Kids, Mens, and U.K. businesses and other underperforming stores).
Critical Accounting Policies
          In the Company’s 2007 Annual Report on Form 10-K, we identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation. There have been no changes to our critical accounting policies for the quarter ended August 2, 2008.
Contractual Obligations
          For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K. There were no material changes to our contractual obligations during the first half of 2008.
Recently Adopted Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. We have adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.
          In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, an Amendment of FASB Statements No, 87, 88, 106, and 132 (R) (“SFAS No. 158”) which applied to all employers who offer defined benefit postretirement plans. As permitted, the Company’s adoption of SFAS No. 158 was in two phases. We adopted the first phase, the recognition provisions, as of February 3, 2007. The second phase of SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. This provision is effective for us for the fiscal year ending January 31, 2009. SFAS No. 158 provides two approaches that a company can follow to transition to a fiscal year-end measurement date. We have made the decision to utilize the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at January 31, 2009. We used a December 31 measurement date in 2007 and prior years and will transition to a fiscal year-end measurement date at January 31, 2009. This transition is expected to result in a decrease to retained earnings of $0.5 million, net of tax, and an increase to other liabilities of $0.5 million, net of tax, which will represent approximately one month of the net periodic benefit cost.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted SFAS No. 159 as of February 3, 2008, and have elected not to measure any additional financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as our short-term and long-term debt obligations, accounts receivable, and accounts payable, are still reported at their historical carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159.
Forward-looking Information
          This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All of the information concerning our future financial performance results or conditions, future credit facilities, future merchandise purchases, future cash needs, and other future financial performance or financial position constitutes forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company which involve substantial risks and uncertainty, assumptions and projections concerning our internal plan including our budget for regular-price and markdown selling and operating cash flow for forward periods. Our forward-looking statements involve substantial known and unknown risks and uncertainties as to future events which may or may not occur, including the following risks: the impact of the continued deterioration in the U.S. economic environment, including continued negative impact on consumer discretionary spending, the disruption and significant tightening in the U.S. credit and lending markets, recessionary and inflationary pressures, high energy prices, and declining value of the U.S. dollar; the success and customer acceptance of our new merchandise offerings; our ability to accurately estimate and forecast future regular-price and markdown selling and operating cash flow; achieving our sales plan for the year for each of the Talbots and J. Jill brands; achieving our operating cash flow plan for the year; continued ability to purchase merchandise on open account purchase terms at expected levels; ability to replace the Company’s letter of credit facilities for merchandise purchases from vendors who require such facilities; our ability to obtain any necessary increases in our credit facilities as may be needed from time to time to fund cash needs; our ability to reduce any cash spending if needed; successfully executing our strategic initiatives, including anticipated lower inventory levels, expected operating expense and other cost reductions, the success of the new promotional cadence for the Talbots brand, reduced markdown exposure and improved gross margins, the successful closing of the Talbots Kids, Talbots Mens, and U.K. businesses and closing of other underperforming stores; and our ability to continue to satisfy the financial covenants under our existing debt agreements. All of our forward-looking statements are as of the date of this Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports that we have filed with the Securities and Exchange Commission including our Annual Report on Form 10-K (under “Item 1A. Risk Factors”), and are available on the Talbots website at www.thetalbotsinc.com under “Investor Relations” and you are urged to carefully consider all such factors. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The market risks inherent in our financial instruments and in our financial position represent the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.
          As of August 2, 2008, we had variable rate borrowings of $240.0 million under our $400.0 million term loan facility, $80.0 million under our revolving credit facility and $34.0 million under our short term line of credit facilities, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.3 million for the quarter ended August 2, 2008.
          We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 28 stores in Canada as of August 2, 2008. In June 2008, we ceased operations in the U.K. closing all three retail stores. We believe our foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.
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
          In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 2, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of August 2, 2008.
Changes in Internal Control over Financial Reporting
          Our Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in our internal control over financial reporting during the quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          A summary of the repurchase activity under certain equity programs for the thirteen weeks ended August 2, 2008 is set forth below:

			Approximate Dollar
			Value of Shares
			that may yet be
	Total Number of		Purchased under the
	Shares Purchased	Average Price Paid	Equity Award
Period	(1)	per share	Programs (2)

May 4, 2008 through May 31, 2008	7,499	$5.25	$21,533
June 1, 2008 through July 5, 2008	275,267	0.24	19,596
July 6, 2008 through August 2, 2008	52,513	3.46	19,470

Total	335,279	$0.86	$19,470

1.	We repurchased 308,450 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

We also repurchased 26,829 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $10.58 per share.

2.	As of August 2, 2008, there were 1,947,024 shares of nonvested stock that were subject to buyback at $0.01 per share, or $19,470 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.

Item 4. Submission of Matters to a Vote of Security Holders.
          On May 22, 2008, we held our Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected to serve as directors of the Company for a term of one year or until their successors are elected: Tsutomu Kajita, John W. Gleeson, Motoya Okada, Gary M. Pfeiffer, Yoshihiro Sano, Susan M. Swain, Trudy F. Sullivan, and Isao Tsuruta, constituting all of the members of the Board of Directors as of the Annual Meeting date. The election of directors was based on the following vote:

	Votes Cast For	Authority Withheld

Tsutomu Kajita	46,556,221	5,442,512
John W. Gleeson	51,508,563	490,170
Motoya Okada	46,501,918	5,496,815
Gary M. Pfeiffer	51,223,215	775,518
Yoshihiro Sano	48,249,601	3,749,132
Susan M. Swain	51,228,341	770,392
Trudy F. Sullivan	48,220,082	3,778,651
Isao Tsuruta	48,187,358	3,811,375
          The proposal to amend and re-approve under Internal Revenue Code Section 162(m) the material terms of performance-based awards under the 2003 Executive Stock Based Incentive Plan was approved based on the following vote:
•	45,768,323 votes for

•	6,017,286 votes against

•	213,124 abstentions
          The proposal to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the 2008 fiscal year was approved based on the following vote:
•	51,884,673 votes for

•	100,189 votes against

•	13,871 abstentions

Item 6. Exhibits.
10.1	Summary of proposed $50,000,000 Term Loan Credit Facility between the Talbots, Inc. (as Borrower) and one or more subsidiaries of Aeon Co., Ltd, (as Lender). (1)

10.2	Term Loan Credit Facility between The Talbots, Inc. (as Borrower) and Aeon (U.S.A.), Inc. (as Lender). (2)

10.3	Annex I, dated July 31, 2008, to the General Financing Agreement between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated as of August 24, 2007. (3)

10.4	Offer Letter between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008. (3)

10.5	Change in Control Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008. (3)

10.6	Severance Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008. (3)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (3)

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a). (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company. (3)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 11, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 18, 2008.

(3)	Filed with this Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 10, 2008

THE TALBOTS, INC.
By:	/s/ Edward L. Larsen
Edward L. Larsen
Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)