Form 10-Q
period 2008-11-01
TALBOTS INC
filed 2008-12-11
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 10, 2008

Common Stock, $0.01 par value	55,301,911

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
Amounts in thousands except per share data

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net Sales	$357,275	$413,972	$1,167,258	$1,280,434

Costs and Expenses
Cost of sales, buying and occupancy	244,504	266,535	769,717	842,778
Selling, general and administrative	127,318	138,550	382,444	394,507
Restructuring charges	1,505	—	10,148	—
Impairment of store assets	2,223	1,917	2,576	1,917

Operating (Loss) Income from Continuing Operations	(18,275)	6,970	2,373	41,232

Interest
Interest expense	4,965	9,025	15,506	27,068
Interest income	61	303	246	1,088

Interest Expense — net	4,904	8,722	15,260	25,980

(Loss) Income from Continuing Operations Before Taxes	(23,179)	(1,752)	(12,887)	15,252

Income Tax (Benefit) Expense	(8,416)	(859)	(4,679)	4,887

(Loss) Income from Continuing Operations	(14,763)	(893)	(8,208)	10,365

Loss from Discontinued Operations, net of taxes	(155,996)	(8,494)	(185,918)	(27,828)

Net Loss	$(170,759)	$(9,387)	$(194,126)	$(17,463)

Net Loss Per Share:

Basic (loss) income per share from continuing operations	$(0.28)	$(0.02)	$(0.15)	$0.20
Basic loss per share from discontinued operations	(2.91)	(0.16)	(3.48)	(0.53)

Basic loss per share	$(3.19)	$(0.18)	$(3.62)	$(0.33)

Diluted (loss) income per share from continuing operations	$(0.28)	$(0.02)	$(0.15)	$0.20
Diluted loss per share from discontinued operations	(2.91)	(0.16)	(3.48)	(0.53)

Diluted loss per share	$(3.19)	$(0.18)	$(3.62)	$(0.33)

Weighted Average Number of Shares of Common Stock Outstanding:

Basic	53,489	53,032	53,411	52,980

Diluted	53,489	53,032	53,411	52,980

Cash Dividends Paid Per Share	$0.13	$0.13	$0.39	$0.39

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NOVEMBER 1, 2008, FEBRUARY 2, 2008, AND NOVEMBER 3, 2007
Amounts in thousands except share data

	November 1,	February 2,	November 3,
	2008	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$21,841	$25,476	$32,085
Customer accounts receivable — net	206,772	210,853	225,130
Merchandise inventories	226,343	262,603	294,266
Deferred catalog costs	10,192	6,249	7,705
Due from affiliates	279	3,040	4,464
Deferred income taxes	50,788	25,084	24,493
Prepaid and other current assets	49,262	34,524	29,884
Assets held for sale — current	257,649	84,018	105,748

Total current assets	823,126	651,847	723,775
Property and equipment — net	288,783	329,360	340,467
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Deferred income taxes	53,695	—	—
Other assets	22,680	30,545	30,826
Assets held for sale — non-current	—	379,830	535,849

Total Assets	$1,299,681	$1,502,979	$1,742,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$144,222	$143,611	$98,570
Accrued income taxes	—	4,829	5,576
Accrued liabilities	132,445	151,476	135,978
Notes payable to banks	106,500	—	107,200
Current portion of long-term debt	108,000	80,000	80,000
Liabilities held for sale — current	103,612	63,128	54,530

Total current liabilities	594,779	443,044	481,854
Long-term debt less current portion	212,000	300,000	320,000
Deferred rent under lease commitments	118,838	116,897	118,638
Deferred income taxes	—	5,646	13,311
Other liabilities	136,891	144,672	160,700
Liabilities held for sale — non-current	—	37,941	34,533
Commitments
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 80,937,126 shares, 79,755,443 shares, and 79,466,967 shares issued, respectively, and 55,292,511 shares, 54,921,777 shares, and 54,645,626 shares outstanding, respectively	809	797	795
Additional paid-in capital	493,363	485,629	480,013
Retained earnings	343,105	565,805	737,190
Accumulated other comprehensive loss	(14,659)	(13,474)	(20,743)
Treasury stock, at cost; 25,644,615 shares, 24,833,666 shares, and 24,821,341 shares, respectively	(585,445)	(583,978)	(583,977)

Total stockholders’ equity	237,173	454,779	613,278

Total Liabilities and Stockholders’ Equity	$1,299,681	$1,502,979	$1,742,314

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
Amounts in thousands

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194,126)	$(17,463)
Loss from discontinued operations, net of tax	(185,918)	(27,828)

Net (loss) income from continuing operations	(8,208)	10,365
Adjustments to reconcile net loss (income) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	63,464	65,981
Impairment of store assets	2,576	1,917
Amortization of debt issuance costs	267	203
Deferred rent	1,096	2,391
Compensation expense related to stock-based awards	6,826	12,427
(Gain) loss on disposal of property and equipment	(21)	651
Tax benefit from options exercised	76	345
Excess tax benefit from options exercised	(122)	(345)
Deferred income taxes	(12,193)	(3,180)
Changes in assets and liabilities:
Customer accounts receivable	3,733	(20,281)
Merchandise inventories	21,393	15,233
Deferred catalog costs	(3,943)	(1,604)
Due from affiliates	2,761	1,208
Prepaid and other current assets	(20,511)	4,935
Accounts payable	(971)	(5,610)
Accrued income taxes	(3,445)	3,682
Accrued liabilities	(24,943)	(1,270)
Other assets	8,425	(2,478)
Other liabilities	(5,548)	14,410

Net cash provided by operating activities from continuing operations	30,712	98,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(32,258)	(42,804)
Proceeds from disposal of property and equipment	2,555	—

Net cash used in investing activities from continuing operations	(29,703)	(42,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital notes payable, net	106,500	62,200
Payments on long-term borrowings	(60,000)	(60,000)
Proceeds from options exercised	887	1,481
Excess tax benefit from options exercised	122	345
Payment of debt issuance costs	(827)	—
Cash dividends	(21,562)	(21,252)
Purchase of treasury stock	(1,467)	(520)

Net cash provided by (used in) financing activities from continuing operations	23,653	(17,746)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(249)	1,272

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(9,077)	(21,419)
Investing activities	(18,541)	(21,818)
Financing activities	(374)	(349)
Effect of exchange rate changes on cash	(61)	46

	(28,053)	(43,540)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,640)	(3,838)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,280	32,348
DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	1,201	2,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,841	$31,387

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
          On October 30, 2008, the Company’s Board of Directors approved the plan to sell the J. Jill business. On November 6, 2008, the Company publicly announced that it will focus on its core Talbots business and pursue the sale of its J. Jill business. Operating results of its J. Jill business have been reclassified as discontinued operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007. The estimated fair value of J. Jill’s assets and liabilities are presented within assets held for sale and liabilities held for sale within the Company’s condensed consolidated balance sheets for all periods presented. In addition, during the third quarter of 2008, the Company completed the closedown of its Talbots Kids, Mens, and U.K. operations and their operating results have been reclassified to discontinued operations for the for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007. Therefore, the unaudited condensed consolidated financial statements and accompanying notes provided in this Quarterly Report on Form 10-Q reflect continuing operations of all Talbots core businesses which include Talbots Misses, Petites, Woman, Collection and Accessories & Shoes concepts.
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
          In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, an Amendment of FASB Statements No, 87, 88, 106, and 132 (R) (“SFAS No. 158”) which applied to all employers who offer defined benefit postretirement plans. As permitted, the Company’s adoption of SFAS No. 158 was in two phases. The Company adopted the first phase, the recognition provisions, as of February 3, 2007. The second phase of SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. This provision is effective for the Company for the fiscal year ending January 31, 2009. SFAS No. 158 provides two approaches that a company may follow to transition to a fiscal year-end measurement date. The Company has made the decision to utilize the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at January 31, 2009. The Company used a December 31 measurement date in 2007 and prior years and will transition to a fiscal year-end measurement date at January 31, 2009. This transition is expected to result in an increase to accumulated other comprehensive loss of approximately $8, net of tax, a decrease to retained earnings of $538, net of tax, and an increase to other liabilities of $546, which will represent approximately one month of the net periodic benefit cost.

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
Recently Issued Accounting Pronouncements
          In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is still in the process of evaluating the impact, if any, FSP 03-6-1 will have on the Company’s consolidated financial statements.
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S Generally Accepted Accounting Principles (“GAAP”) and concludes that the GAAP hierarchy should be directed towards the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the U.S. Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating SFAS No. 162 and does not expect it to have any impact on its consolidated financial statements.
3. DEBT
          A summary of outstanding long-term debt follows:

	November 1,	February 2,	November 3,
	2008	2008	2007
Acquisition Debt	$220,000	$280,000	$300,000
Revolving Credit Agreements	80,000	80,000	80,000
Term Loan	20,000	20,000	20,000

Total long-term debt	320,000	380,000	400,000
Less current maturities	(108,000)	(80,000)	(80,000)

Long term-debt, less current portion	$212,000	$300,000	$320,000

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
          The Acquisition Debt bears interest at a rate per annum equal to LIBOR plus 0.35%. It is to be repaid in quarterly installments of $20,000 through July 27, 2011. The Acquisition Debt agreement contains provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. In order to complete the planned sale of the J. Jill business, the Company would be required to obtain a waiver of the debt covenant that limits the sale of assets. The agreement also contains covenants restricting a change in control in which Aeon (U.S.A.), a wholly-owed subsidiary of Aeon Co., Ltd. (“Aeon”), and the majority shareholder of the Company is no longer the majority shareholder, liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on the Company’s ability to pay dividends or purchase its capital stock so long as the Company is not in default under the agreement. The agreement also includes financial covenants which are calculated under the agreement as of the end of each fiscal quarter which the Acquisition Debt is outstanding, including a leverage ratio (calculated as total indebtedness divided by a 12 month rolling consolidated earnings before interest, taxes, depreciation and amortization, impairment charges, restructuring charges, and discontinued operations (“EBITDA” as defined in the agreement)). For the period through fiscal year 2008, the leverage ratio is not to exceed 4.0 to 1.0. For fiscal year 2009, the leverage ratio is not to exceed 3.5 to 1.0 and for fiscal year 2010 and thereafter, the leverage ratio is not to exceed 3.0 to 1.0. Other financial covenants under the agreement include a minimum net worth (calculated as the sum of the par value of the Company’s outstanding common stock, additional paid-in-capital, and retained earnings) of $500,000; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations). For the period through fiscal year 2008, the fixed charge coverage ratio may not be less than 1.25 to 1.0. For fiscal year 2009, the fixed charge coverage ratio may not be less than 1.4 to 1.0 and for fiscal year 2010 and thereafter, the fixed charge coverage ratio may not be less than 1.6 to 1.0. The financial covenants are calculated excluding the results of discontinued operations. The interest rate on the Acquisition Debt at November 1, 2008 was 3.9%. As of November 1, 2008, the Company was in compliance with all of its debt covenants.
          Substantial volatility and uncertainty continue to exist in the macro-economic environment which make it difficult to determine retail consumer buying behavior and patterns and its impact on Company performance and on the Company’s financial covenants. The difficult economic environment negatively impacted the Company’s sales and financial results in the third quarter. The Company continues to take appropriate measures to improve sales trends and believes it has greatly enhanced product content for its customers. Should difficult conditions in the macroeconomic environment and retail consumer spending persist, this could cause the Company not to comply with one or more of its financial covenants; however, the continued substantial volatility and significant uncertainty of the retail market and in consumer spending has made it difficult to predict future performance, buying patterns and consumer spending, and recent sales performance may not be indicative of future performance. In the event that the Company was not in compliance with its covenants, which it is required to calculate at the end of each fiscal quarter based on the trailing four completed fiscal quarter periods, the Company would plan to seek an amendment or waiver from the debt holders. In all prior instances when the Company has not been in compliance with its covenants, it has been successful in obtaining a waiver or amendment, however there can be no assurance that a waiver or amendment would be granted in the future. In the event that a waiver or amendment is not obtained, the debt could become immediately due which would have a material adverse financial impact on the Company.
          As of November 1, 2008, the Company had revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80,000, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of November 1, 2008, the weighted average interest rate on the loans was 4.5%. Of the $80,000 outstanding under the Revolving Credit Agreements at November 1, 2008, $28,000 is due in April 2009, $34,000 is due in January 2010 and $18,000 is due in April 2010. These loans may be extended upon approval from the banks. The Company is currently in discussions with one of its lenders to convert the $28,000 revolving credit facility to a 35 month amortizing term loan with repayment commencing in August of 2009.
          The principal on the Company’s Term Loan of $20,000 is due in April 2012. Interest on the Term Loan is due every six months and was fixed at 5.8% through April 2008, and is fixed at 5.9% for the remaining interest periods through April 2012.
          Working Capital Lines of Credit (Notes payable to banks) — In March 2008, one of the Company’s lenders increased their availability under their short-term working capital line of credit facility by $25,000, increasing the Company’s total uncommitted lines of credit available from $140,000 to $165,000. In November 2008, two of the four banks indicated their agreement to convert their lines, covering $75,000 and $50,000, respectively, from uncommitted lines to committed lines, all subject to satisfactory completion of due diligence and preparation and satisfactory negotiation of all applicable loan documentation including the respective term of the committed lines and any financial and other covenants of such committed lines. Similar discussions are currently underway with the other two lender banks, although there can be no assurance that any such uncommitted lines will be converted to committed lines.
          Working Capital Term Loan Facility - In July 2008, the Company finalized the terms of a $50,000 unsecured subordinated working capital term loan credit facility with Aeon. The new $50,000 credit facility supplements the Company’s currently existing working capital lines of credit of $165,000 and increases the Company’s total working capital borrowing capacity to $215,000. The working capital term loan credit facility (the “facility”) will mature and Aeon’s commitment to provide borrowings under the facility will expire on January 28, 2012. Under the terms of the facility, the financing is the unsecured general obligation of the Company and is subordinated to the Company’s other financial institution indebtedness existing as of the closing date, including under the existing Acquisition Debt. The facility is available for use by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Interest on outstanding principal under the facility will be at a rate equal to three-month LIBOR plus 5.0%. The Company was required to pay an upfront commitment fee of 1.5% (or $750) to Aeon at the time of execution and closing of the loan facility agreement. Going forward, the Company is required to pay a fee of 0.50% per annum on the undrawn portion of the commitment, payable quarterly in arrears. The facility includes covenants relating to the Company and its subsidiaries that are substantially the same in all material respects as under the Acquisition Debt. As of November 1, 2008, the Company did not have any borrowings outstanding under this $50,000 credit facility.
          Letters of Credit- At November 1, 2008, the Company did not have any letter of credit agreements outstanding. In August 2008, the Company’s $20,000 letter of credit agreement, which was used primarily for the purchase of merchandise inventories, expired. In July 2008, the Company executed an addendum to its financing agreement with one bank, allowing the Company to utilize its existing $75,000 short term working capital line of credit facility with the bank for letters of credit. The $75,000 short term working capital line of credit facility will continue to be available for working capital borrowings; however, the capacity will be reduced by any commercial letters of credit outstanding. As of November 1, 2008, the Company held $5,092 in outstanding letters of credit against the $75,000 short term line of credit facility. At February 2, 2008 and November 3, 2007, the Company had letter of credit agreements with two banks totaling $265,000 and $280,000, respectively. These facilities have since been cancelled by the banks. At February 2, 2008, and November 3, 2007, the Company held $158,365, and $126,962, respectively, in outstanding letters of credit.
          Excluded from the above table is the Company’s debt related to its Tilton loan facility. The principal balance of this loan facility has been reclassified to liabilities held for sale within the Company’s condensed consolidated balance sheets for all periods presented. As part of the J. Jill acquisition, Talbots assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum.
4. DISCONTINUED OPERATIONS
     In January 2008 the Company announced its decision to exit its Talbots Kids and Mens businesses. In April 2008 the Company announced its decision to exit its U.K. business. A strategic review had concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. As of November 1, 2008, the Company’s Talbots Kids, Mens, and U.K. operations have ceased and all stores have been closed. Their operating results have been reclassified to discontinued operations within the Company’s condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007.
     The operating results of Talbots Kids, Mens, and U.K businesses, which have been presented as discontinued operations, are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net Sales	$9,501	$25,296	$50,659	$71,131

Loss Before Taxes	(6,708)	(3,047)	(22,960)	(12,919)
Income Tax Benefit	(2,778)	(1,364)	(9,308)	(4,896)

Loss from Discontinued Operations, net of taxes	$(3,930)	$(1,683)	$(13,652)	$(8,023)

     The net sales and direct profit from the Company’s Talbots Kids, Mens, and U.K. stores were previously included in the Company’s Stores Segment and the net sales and direct profit from the Company’s Talbots Kids and Mens catalog and Internet operations were previously included in the Company’s Direct Marketing Segment. See note 11 for further discussion on the Company’s segments. The assets and liabilities of the Talbots Kids, Mens, and U.K. businesses have not been segregated in the Company’s condensed consolidated balance sheets as they are not significant.
     As of November 1, 2008 there are $1,885 of lease termination costs remaining in accrued liabilities related to the closing of the Company’s Talbots Kids, Mens, and U.K. businesses. Lease exit costs are recorded when the Company negotiates a settlement with the landlord or vacates an existing space. For the locations that the Company was successful in negotiating settlements with respective landlords, the Company anticipates that the lease exit costs will be paid by the end of 2008. There are 13 locations that the Company has not yet negotiated a lease termination with the respective landlord. For these locations, the Company recorded a liability of $3,627, which is equal to the present value of expected lease payments less any sub-lease income that could be reasonably obtained for the property. The remaining lease terms related to these locations range from two months to 11 years.
     On October 30, 2008, the Company’s Board of Directors approved the plan to sell the J. Jill business. The Company expects to complete the sale of the J. Jill business within a year. The Company has reclassified all of the assets and liabilities of the J. Jill business as held for sale for all periods presented. The Company did not include any deferred tax assets or deferred tax liabilities relating to the J. Jill business within assets and liabilities held for sale as these are expected to remain with the Company upon disposition as management believes it is probable that the sale will be treated as an asset sale for tax purposes. Additionally, the Company reclassified the results of operations of the J. Jill business to discontinued operations for all periods presented. The Company did not allocate any corporate interest expense to the J. Jill discontinued operations as the Company is not required, at this time, to repay any corporate debt upon the sale of J. Jill.

     The operating results of the J. Jill business, which have been presented as discontinued operations, are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net Sales	$99,519	$116,744	$318,830	$350,334

Loss Before Taxes	(204,437)	(12,339)	(236,534)	(31,891)
Income Tax Benefit	(52,371)	(5,528)	(64,268)	(12,086)

Loss from Discontinued Operations, net of taxes	$(152,066)	$(6,811)	$(172,266)	$(19,805)

     The net sales and direct profit relating to the J. Jill brand stores were previously included in the Company’s Stores Segment. The net sales and direct profit relating to the J. Jill brand catalog and Internet operations were previously included in the Company’s Direct Marketing Segment. See note 11 for further discussion of the Company’s segments.
     The loss before income taxes of J. Jill includes a pre-tax impairment charge of $185,877, $141,194 after tax, reflecting the difference between J. Jill’s carrying value and its estimated fair value. The Company also recorded an estimate of direct costs to sell of $3,229. Management has determined the estimated fair value of the J. Jill business as the amount of proceeds expected to be received upon a sale of the business as a whole in a transaction between market participants as of November 1, 2008. In determining fair value, the Company made assumptions and estimates including the use of forward looking projections to estimate the future operating results of the J. Jill business, while also considering current market conditions. The estimated fair value could be adjusted in the near term if actual results, including proceeds received and current market conditions, differ from current estimates.
     Management used a combination of an income and a market approach to determine the fair value of the J. Jill long-lived asset group, which includes the related goodwill. Of the $185,877 impairment charge, the Company allocated $77,977 of the charge to goodwill, reflecting a full impairment of the associated goodwill. The Company valued its other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets resulting in a charge of $40,690 to other intangibles, $35,810 to property, plant, and equipment, and $31,400 to trademarks. The Company estimated the fair value of its trademark based on an income approach using the relief-from-royalty method. Amortization and depreciation of the assets classified as held for sale ceased upon their classification to held for sale.
     Presented below is a summarized balance sheet for the J. Jill assets and liabilities held for sale. Since the Company expects to complete the sale of the J. Jill business within one year, all assets and liabilities held for sale are classified as current within the Company’s balance sheet as of November 1, 2008. Management is in the process of finalizing its performance of the second step goodwill impairment assessment. Such analysis is not yet complete as it relates to the allocation of value to its trademarks, other intangible assets, and property, plant, and equipment. Management has recorded its best estimate of such allocation as of November 1, 2008.

	November 1,	February 2,	November 3,
	2008	2008	2007
Merchandise inventories	$57,185	$66,500	$86,081
Other current assets	18,364	17,518	19,667

Assets held for sale — current	75,549	84,018	105,748

Property and equipment — net	117,400	157,373	161,403
Goodwill	—	77,977	211,977
Trademarks	32,100	63,500	79,100
Other intangible assets — net	32,600	80,980	83,369

Assets held for sale — non-current	182,100	379,830	535,849

Total assets held for sale	$257,649	$463,848	$641,597

Current liabilities	$60,265	$62,478	$53,889
Current portion of long-term debt	8,542	650	641

Liabilities held for sale — current	68,807	63,128	54,530

Long-term debt less current portion	—	8,377	8,542
Other liabilities	34,805	29,564	25,991

Liabilities held for sale — non-current	34,805	37,941	34,533

Total liabilities held for sale	$103,612	$101,069	$89,063

     The total operating results of the Talbots Kids, Mens, U.K. businesses and the J. Jill business, which have been presented as discontinued operations, are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net Sales	$109,020	$142,040	$369,489	$421,465

Loss Before Taxes	(211,145)	(15,386)	(259,494)	(44,810)
Income Tax Benefit	(55,149)	(6,892)	(73,576)	(16,982)

Loss from Discontinued Operations, net of taxes	$(155,996)	$(8,494)	$(185,918)	$(27,828)

      The income tax benefit allocated to discontinued operations for the periods reflects the difference between the total tax computed and the tax allocated to the continuing operations. In addition, the income tax benefit reflects the impact of discrete items, such as charges for the goodwill impairment that do not carry a corresponding tax benefit.

5. GOODWILL AND INTANGIBLE ASSETS
          The Company’s policy is to evaluate goodwill for impairment on an annual basis at the beginning if its fiscal year and more frequently if events or circumstances occur that would indicate a potential decline in the fair value of the Company. In the third quarter of 2008, the Company’s operating results were lower than expected for both the J.Jill and Talbots brands. In October of 2008, the Company made a decision to sell the J.Jill business. Based on these facts and circumstances, management performed an interim impairment test on its goodwill and intangible assets in accordance with SFAS No. 142. The Company did not impair any goodwill or intangible assets associated with the Talbots brand. The Company recorded impairment charges associated with the J.Jill brand as described in note 3.
          The Company is currently finalizing its 2009 budget and long term plan, evaluating current industry trends, and the impact that the uncertainty in the financial markets may have on its impairment analysis. Since November 1, 2008, the Company’s stock price has significantly declined. If our stock price does not improve prior to the end of the fourth quarter, the Company could determine that an interim impairment test is required. An interim impairment test could result in an impairment charge in the fourth quarter. As of November 1, 2008, the Company’s goodwill balance was $35,513 and the balance of indefinite lived assets, including the J.Jill brand, was $107,984.
6. RESTRUCTURING CHARGES
          In October 2007, the Company initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill business, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year strategic business plan to strengthen and grow the business.
          The Company has incurred $1,505 of pre-tax expense relating to its strategic business plan during the thirteen weeks ended November 1, 2008, and has included these costs as restructuring charges within the Company’s condensed consolidated statement of operations. The $1,505 of restructuring charges are primarily related to severance costs incurred during the thirteen weeks ended November 1, 2008. The Company has incurred $10,148 of pre-tax expense relating to its strategic business plan during the thirty-nine weeks ended November 1, 2008. Of the $10,148, $7,983 relates to severance, $4,042 relates to consulting services, $1,889 relates to non-cash benefits relating to stock-based compensation, and $12 relates to other costs associated with executing the Company’s strategic initiatives.
          Below is a roll-forward of the restructuring liabilities, which are included within accrued liabilities within the Company’s condensed consolidated balance sheets as of November 1, 2008 and February 2, 2008:

	Corporate - Wide
	Strategic Initiatives
	Severance	Consulting	Other	Total
Balance at February 2, 2008	$678	$1,532	$—	$2,210

Charges (income)	7,983	4,042	(1,877)	10,148
Cash payment	(3,924)	(5,574)	(12)	(9,510)
Non-cash items	—	—	1,889	1,889

Balance at November 1, 2008	$4,737	$—	$—	$4,737

          Of the $4,737 remaining balance of restructuring liabilities at November 1, 2008, $2,589 is expected to be paid during 2008 and the remaining $2,148 is expected to be paid in 2009 and 2010.
7. INCOME TAXES
          The Company provides for income taxes for interim periods based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

8. COMPREHENSIVE LOSS
          The following is the Company’s comprehensive loss for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net loss	$(170,759)	$(9,387)	$(194,126)	$(17,463)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(709)	2,869	(1,540)	4,224
Change in pension and postretirement plan liabilities, net of tax	(25)	377	355	1,235

Comprehensive loss	$(171,493)	$(6,141)	$(195,311)	$(12,004)

9. STOCK-BASED COMPENSATION
          The Company has two stock-based compensation plans where the Company’s common stock has been made available for stock option awards, nonvested stock awards, and restricted stock unit awards (“RSUs”). These plans are described in more detail in Note 7 of the Company’s 2007 Annual Report on Form 10-K. In September of 2008, the Company’s Board of Directors approved an option grant to the Company’s non-management members of the Board of Directors of 84,000 options, in the aggregate. The options vest on the last day of fiscal year 2012, with possible acceleration for certain levels of Talbots stock performance. The Company recorded compensation expense of $490 during the thirteen weeks ended November 1, 2008 related to these options.
          The Company records stock compensation expense over the term of the award, net of estimated forfeitures. Adjustments to the estimated forfeiture rates are recorded when estimates are updated or conditions change. The condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 include the following stock-based compensation expense (income) related to stock option awards, nonvested stock awards, and RSUs:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Cost of sales, buying, and occupancy	$(349)	$415	$(301)	$1,151
Selling, general, and administrative	3,534	4,565	9,016	11,276
Restructuring charges	(226)	—	(1,889)	—

Compensation expense related to stock-based awards	$2,959	$4,980	$6,826	$12,427

          Due to greater than expected terminations that occurred in the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company revised its estimate of expected forfeiture of stock-based awards. During the thirteen weeks ended November 1, 2008 and November 3, 2007, the Company recognized $648 and $2,336, respectively, as a reduction of stock compensation expense as a result of the change in forfeiture rates. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company recognized $2,670 and $2,336, respectively, as a reduction of stock compensation expense as a result of the change in forfeiture rates.
          Additionally, as a result of the actual and expected impact of the Company’s restructuring activities in accordance with its strategic business plan, the Company has updated its estimate of expected forfeitures of stock-based awards. When the termination is a direct result of the Company’s strategic business plan, the benefit is recorded within restructuring charges in the Company’s condensed consolidated statements of operations. For the thirteen and thirty-nine weeks ended November 1, 2008, the Company recorded a benefit of $326 and $2,251, respectively, in restructuring charges to account for the revisions in estimated forfeiture rates.
          During the thirteen and thirty-nine weeks ended November 1, 2008, the Company recorded additional compensation expense of $139 and $275, respectively, related to the accelerated vesting of stock awards as a result of terminations. Of these amounts, $0 and $136 of compensation expense was recorded within restructuring charges during the thirteen and thirty-nine weeks ended November 1, 2008. Additionally, the Company recorded compensation expense of $100 and $226 during the thirteen and thirty-nine weeks ended November 1, 2008 to account for a modification to the original stock awards that occurred as a result of terminations. This additional compensation expense was recorded within restructuring charges.
     Stock Options
          The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $3.26 and $7.83 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2008	2007
Weighted average risk free interest rate	2.7%	4.6%
Weighted average expected life of option grants	5.3 years	4.6 years
Weighted average expected volatility of underlying stock	47.6%	38.3%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	4.9%	2.2%
          A summary of stock option activity during the thirty-nine weeks ended November 1, 2008 is presented below:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per share	(in years)	Value
Outstanding at February 3, 2008	9,491,706	$27.96
Granted	543,650	10.72
Exercised	(71,668)	7.46
Forfeited	(449,168)	21.10
Expired	(115,565)	30.96

Outstanding at November 1, 2008	9,398,955	$27.41	3.7	$72

Exercisable at November 1, 2008	8,112,868	$28.74	2.9	$—

          Nonvested Stock Awards and RSUs
          A summary of nonvested stock award and RSU activity for the thirty-nine weeks ended November 1, 2008 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Nonvested at February 3, 2008	1,930,298	$24.95
Granted	1,130,015	10.11
Vested	(405,154)	22.51
Forfeited	(668,650)	22.47

Nonvested at November 1, 2008	1,986,509	$17.70

10. NET LOSS PER SHARE
          The weighted average shares used in computing basic and diluted net loss per share are presented below. Options to purchase 9,398,955 shares of common stock were outstanding during the thirteen and thirty-nine weeks ended November 1, 2008, respectively, and were not included in the computation of diluted net loss per share for the periods since the Company recorded a net loss during the periods and the effect would have been antidilutive. Options to purchase 9,585,406 shares of common stock were outstanding during the thirteen and thirty-nine weeks ended November 3, 2007, and were not included in the computation of diluted net loss per share for the periods since the Company recorded a net loss during the periods and the effect would have been antidilutive.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Shares for computation of basic net loss per share	53,489	53,032	53,411	52,980
Effect of stock compensation plans	—	—	—	—

Shares for computation of diluted net loss per share	53,489	53,032	53,411	52,980

11. FAIR VALUE MEASUREMENTS
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
          SFAS No. 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company did not have any financial assets or liabilities carried at fair value as of November 1, 2008.

12. SEGMENT INFORMATION
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
          The Company’s “Stores Segment” includes the Company’s core Talbots retail store operations in the United States and Canada. The Company’s “Direct Marketing Segment” includes the Company’s core Talbots catalog and Internet operations.
          In accordance with the Company’s strategic business plan, the Company has made the decision to exit its non-core operations, Talbots Kids, Mens, and U.K. businesses as well as actively pursue the sale of its J. Jill business. The operating results from these businesses have been reported in discontinued operations and have been excluded from operating segment information reported below.
          The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s apparel, accessories and shoes through its retail stores, while the Direct Marketing Segment derives its revenues from the sale of apparel, accessories and shoes through its approximately 21 distinct catalog mailings per year, and online at www.talbots.com.
          The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s charge card operations, certain general warehousing costs, depreciation related to corporate held assets as well as corporate-wide restructuring charges. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available.
          The following is the Stores Segment and Direct Marketing Segment information for the Company for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	Thirteen Weeks Ended
	November 1, 2008			November 3, 2007
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total

Net sales	$303,475	$53,800	$357,275	$344,631	$69,341	$413,972
Direct profit	14,776	5,974	20,750	35,571	15,101	50,672

	Thirty-Nine Weeks Ended
	November 1, 2008			November 3, 2007
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total

Net sales	$982,848	$184,410	$1,167,258	$1,084,129	$196,305	$1,280,434
Direct profit	101,786	31,278	133,064	123,215	36,085	159,300

          The following reconciles direct profit from continuing operations to consolidated net loss for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Total direct profit for reportable segments	$20,750	$50,672	$133,064	$159,300
Less: indirect expenses	39,025	43,702	130,691	118,068

Operating (loss) income from continuing operations	(18,275)	6,970	2,373	41,232
Interest expense, net	4,904	8,722	15,260	25,980

(Loss) income before taxes	(23,179)	(1,752)	(12,887)	15,252
Income tax (benefit) expense	(8,416)	(859)	(4,679)	4,887

Net (loss) income from continuing operations	$(14,763)	$(893)	$(8,208)	$10,365

13. EMPLOYEE BENEFIT PLANS
          During 2007, the Company elected to close participation in the Pension Plan for all associates hired or rehired after December 31, 2007, with the following exception: eligible employees as of December 31, 2007 who were terminated on or after January 1, 2008 due to a job elimination and rehired by the Company within 12 months of the termination date are eligible to participate in the Plan. Those employees eligible to participate in the Plan as of December 31, 2007 continue to accrue benefits under the Plan.
          Net periodic benefit cost is comprised of the following components for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007. The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Service cost	$2,388	$2,360	$7,106	$7,382
Interest cost	2,455	2,218	7,181	6,397
Expected return on plan assets	(2,656)	(2,279)	(7,607)	(7,051)
Net amortization and deferral	405	756	917	2,263

Net periodic benefit cost	$2,592	$3,055	$7,597	$8,991

          The components of the Company’s Supplemental Executive Retirement Plan (“SERP”) expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Service cost	$86	$117	$313	$361
Interest cost	323	284	947	856
Net amortization and deferral	5	226	40	734

Net periodic benefit cost	$414	$627	$1,300	$1,951

          The components of the Company’s Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Service cost	$(1)	$—	$1	$2
Interest cost	3	(55)	11	(12)
Net amortization and deferral	(305)	(304)	(913)	(893)

Net periodic benefit credit	$(303)	$(359)	$(901)	$(903)

          In 2006, the Company changed its reimbursement rates under its Postretirement Medical Plan and remeasured the related liability. The Company is amortizing the benefit into income over a five year period.
          During the thirteen and thirty-nine weeks ended November 1, 2008, the Company was required to make contributions of $2,938 and $8,448, respectively, to the Pension Plan. The Company expects to make required contributions of $3,066 to the Pension Plan during the remainder of 2008. During the thirteen and thirty-nine weeks ended November 3, 2007, the Company was not required to make any contributions to the Pension Plan. The Company did not make any voluntary contributions to the Pension Plan during the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this document, as well as our 2007 Annual Report on Form 10-K.
          Operating results discussed below are from continuing operations, which include our core Talbots Misses, Petites, Womans, Collection, and Accessories & Shoes concepts. Results from our Kids, Mens, U.K., and J. Jill businesses have been reclassified to discontinued operations for the third quarter and year-to-date 2008 and 2007.
          We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended November 1, 2008 and November 3, 2007 are referred to as the third quarter of 2008 and 2007, respectively. The thirty-nine weeks ended November 1, 2008 and November 3, 2007 are referred to herein as year-to-date 2008 and 2007, respectively.
          Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store, Talbots Woman store or Talbots Accessories & Shoes store is opened adjacent to or in close proximity to an existing comparable Talbots Misses store, such Talbots Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Talbots Misses assortment may be properly compared. The calculation of comparable store sales for the third quarter and year-to-date 2008 and 2007 exclude the results of our J. Jill business and Talbots Kids, Mens, and U.K businesses.
          When reference is made to a store location, we are considering adjacent multiple concept stores as one location. We feel that this count is an appropriate representation of our real estate portfolio and consistent with industry practices.
Progress on Implementing Our Strategic Plan and Recent Developments
          In April 2008, we announced our strategic plan for long-term growth and significant productivity improvement. During 2008 thus far, we focused on implementing the strategic initiatives that we believe will drive stronger performance of the business in the short and long term. Such initiatives included: improved inventory management, tight expense control, improved product content, streamlining operations, and innovating marketing and customer contact programs.

          On October 30, 2008, our Board of Directors approved the plan to sell the J. Jill business. On November 6, 2008 we publicly announced our decision to pursue the sale of our J. Jill business and focus exclusively on our core Talbots business. In light of the current economic environment, we feel it is in the best interest of the Company to focus solely on executing the successful turnaround of our core Talbots brand. We believe that by redirecting all of our resources and capital towards our core Talbots Misses, Petites, Womans, Collection, and Accessories & Shoes concepts we can generate long-term increased shareholder value.
Third Quarter 2008 Highlights include:
•	Talbots brand comparable store sales trended in the negative mid single digit range through mid-September when the financial crisis began in earnest, and ended with a 13.9% decline for the quarter. While we have had positive customer response to our reinvigorated Talbots merchandise and marketing efforts, this was not enough to offset a steep decline in customer traffic and spending that we and most others across our entire industry have experienced this quarter.

•	To stay competitive in the current environment we were more promotional than originally planned throughout the quarter. This increased promotional activity, and the significant drop in sales versus last year, negatively impacted our gross margins, although we did realize an overall improvement in pure merchandise gross margin of approximately 90 basis points over the prior year. We attribute this improvement in merchandise gross margin to our efforts to improve inventory management and product content.

•	Each of Talbots monthly product deliveries launched under the leadership of our new creative and merchandising teams gained momentum. The October delivery was the strongest of the quarter, offering a broad assortment of casual merchandise with breadth in color and novelty, with sell-through on new regular-price product double that of last year in stores.

•	The Talbots brand fall 2008 consumer purchase plan study revealed that customer reaction to the new fall merchandise improved 10 percentage points over the fall of 2007. This is the first gain in positive customer sentiment since 2004. Findings from the study also indicate that significantly more core customers are more budget conscious, spending less on apparel this year versus last.

•	Talbots brand marketing strategy yielded a favorable customer response. This fall we increased our catalog circulation by 15% to strengthen relations with existing customers and to drive re-activation of lapsed customers. We were pleased with these efforts, particularly in the reactivation of lapsed customers resulting in a solid increase in response rates.

•	Talbots has completed a strategic review of its existing supply chain management process, and has identified key areas of transformation that are expected to yield significant future benefits.

•	Talbots ended the quarter with a leaner inventory position, with total inventory down approximately 23% compared to last year.

•	Talbots completed the closing of all Talbots Kids, Mens, and UK businesses. Operating results have been reclassified to discontinued operations for the third quarter and all prior periods.

•	We have been working closely with our lender banks to convert our uncommitted working capital line of credit facilities to committed working capital lines of credit facilities. In November, two of our banks indicated their agreement to convert their lines, covering $75.0 million and $50.0 million, respectively, from uncommitted lines to committed lines, all subject to satisfactory completion of due diligence and preparation and satisfactory negotiation of all applicable loan documentation including the respective term of the committed lines and any financial and other covenants of such committed lines. Similar discussions are currently underway with our other two lender banks, although there can be no assurance that any such uncommitted lines will be converted to committed lines.

Results from Continuing Operations
          The following table sets forth the percentage relationship to net sales of certain items in the Company’s condensed consolidated statements of operations for the fiscal periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	68.4%	64.4%	65.9%	65.8%
Selling, general and administrative expenses	35.6%	33.5%	32.8%	30.8%
Restructuring charges	0.4%	0.0%	0.9%	0.0%
Impairment of store assets	0.6%	0.5%	0.2%	0.2%
Operating (loss) income from continuing operations	-5.0%	1.7%	0.2%	3.2%
Interest expense, net	1.4%	2.1%	1.3%	2.0%
(Loss) income before taxes	-6.4%	-0.4%	-1.1%	1.2%
Income tax (benefit) expense	-2.3%	-0.2%	-0.4%	0.4%
Net (loss) income from continuing operations	-4.1%	-0.2%	-0.7%	0.8%
The Thirteen Weeks Ended November 1, 2008 Compared to the Thirteen Weeks Ended November 3, 2007 (Third Quarter)
CONTINUING OPERATIONS
          Our third quarter operating results reflect a challenging macro-economic environment, which was heightened in mid-September by the financial crisis and related economic turmoil. While we have had positive customer response to our Talbots brand merchandise and marketing efforts, this was not enough to offset the dramatic decline in customer traffic and spending. We believe that we are effectively managing the business by preserving capital and liquidity. In the near-term, we continue to minimize discretionary spending and tightly control our inventory.
Net Sales
          Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include our catalog and Internet channels. The following table shows net retail store sales and net direct marketing sales from continuing operations for the thirteen weeks ended November 1, 2008 and November 3, 2007 (in millions):

	November 1,	November 3,
	2008	2007
Net retail store sales	$303.5	$344.6
Net direct marketing sales	53.8	69.3

Total net sales	$357.3	$413.9

          Net sales from continuing operations in the third quarter of 2008 were $357.3 million compared to $413.9 million in the third quarter of 2007, a decrease of $56.6 million, or 13.7%.
          Retail Stores
          Talbots retail store sales in the third quarter of 2008 decreased by $41.1 million, or 11.9%, compared to the third quarter of 2007. Reflected in Talbots retail store sales was a $43.2 million, or 13.9%, decline in comparable store sales for the period, driven by a 13% decrease in transactions. Average unit retail prices in stores was down slightly, offset by a slight increase in units sold per transaction. We experienced a steep decline in customer traffic in mid-September as the financial crisis unfolded. Throughout the remainder of the quarter, it was increasingly more challenging to drive customer traffic. Our customer is communicating to us that she is becoming more cautious and thoughtful regarding her discretionary spending given the economic uncertainty. As a result, we were forced to become more promotional than originally planned which negatively impacted our average unit retail. Despite the environment, we did see a positive response to our reinvigorated merchandise and marketing efforts during the quarter. This is the first quarter under the direction of our new creative, merchandising and marketing teams. We delivered three new floor sets, complemented by two major redesigned catalogs. We gained momentum with each delivery as sell-through of new merchandise improved, outperforming historical sell-through trends. October was our strongest delivery of the quarter. From a merchandise perspective, our casual merchandise performed better than our refined merchandise during the quarter.
          As of November 1, 2008, we operated a total of 1,080 Talbots brand stores, or 594 locations, with gross and selling square footage of 4.3 million square feet and 3.3 million square feet, respectively. This represents a decrease of approximately 6% in gross and selling square footage from November 3, 2007 when we operated a total of 1,072 Talbots brand stores, or 595 locations, with gross and selling square footage of approximately 4.5 million square feet and 3.5 million square feet, respectively.
          Direct Marketing Sales
          Direct marketing sales for the third quarter of 2008 decreased by $15.5 million, or 22.4%, compared to the third quarter of 2007. The decline in direct marketing sales was primarily due to an adjustment in our catalog circulation strategy. Specifically, we shifted the mailing of our key holiday/gift catalog into November this year versus October last year. We expect this change to benefit our fourth quarter direct marketing sales. We continue to experience solid growth in Internet sales, with Internet representing 62% of the direct business in the third quarter of 2008 in comparison to 54% for the third quarter of 2007. Our reinvigorated brand image continues to be aligned across all marketing components and channels. We mailed two major redesigned catalogs this quarter. During the quarter we made enhancements to our brand website, offering greater ease of use and expanded functionality. With the consistency with which we now present merchandise across all brand channels, we hope to drive increased multi-channel business. The percentage of our net sales derived from direct marketing decreased from 16.7% during the third quarter of 2007 to 15.1% during the third quarter of 2008.
Cost of Sales, Buying, and Occupancy Expenses
          Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 68.4% in the third quarter of 2008 from 64.4% in the third quarter of 2007. This represents a 400 basis point increase in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year. We experienced a pure merchandise gross margin improvement of 90 basis points which was more than fully offset by the deleverage in buying and occupancy costs as a result of the decline in sales in the quarter. We attribute the improvement in merchandise gross margin to effective inventory management, including tighter control of our inventory levels, improved initial mark-on and a more consistent flow of new merchandise across channels. We believe we have the opportunity to continue to show improved merchandise gross margins over the prior year during the balance of this year by continuing to effectively manage inventory levels with the assistance of our newly implemented markdown optimization tool.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses increased as a percentage of net sales to 35.6% in the third quarter of 2008 from 33.5% in the third quarter of 2007. This represents a 210 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. While we believe that we have made continued progress in executing our strategic initiatives, including reducing expenses and decreasing our overall Company cost structure, our cost savings during the quarter were offset by negative leverage from the decline in sales in the quarter. Our savings during the third quarter of 2008 in comparison with the third quarter of 2007 were mainly due to reduced marketing spending. Additionally, we reduced our vacation accrual by $7.3 million during the third quarter of 2008 due to a change in our vacation policy.
Restructuring Charges
          In October 2007, we initiated a comprehensive strategic review of our business and engaged a leading global consulting firm to assist us in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill business, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which we developed a three-year strategic business plan to strengthen and grow the business. We incurred $1.5 million of pre-tax expense relating to our strategic business plan in the third quarter of 2008 and have included these costs as restructuring charges within our condensed consolidated statement of operations. The $1.5 million primarily relates to severance costs due to the headcount reductions made in both our corporate office and field operations in an effort to streamline our cost structure.
Impairment of Store Assets
          Impairment of store assets was $2.2 million in the third quarter of 2008 compared to $1.9 million in the third quarter of 2007. As part of our strategic initiatives, we are closely monitoring stores in our Talbots core concepts to identify stores that are underperforming and we are closing stores when appropriate. When we determine that a store is underperforming or is to be closed, the Company reassesses the expected future cash flows of the store, which in some cases results in an impairment charge.
Goodwill and Other Intangible Assets
          Our policy is to evaluate goodwill for impairment on an annual basis at the beginning of our fiscal year and more frequently if event or circumstances occur that would indicate a potential decline in the fair value of the Company. In the third quarter of 2008, our operating results were lower that expected for both the J.Jill and Talbots brands. Based on this trend, we updated our forecasts for J.Jill and Talbots during the third quarter. In October of 2008, we made a decision to sell the J.Jill business. Based on these facts and circumstances, management performed an interim impairment test on its goodwill and intangible assets. We did not impair any goodwill or intangible assets associated with the Talbots brand. We recorded impairment charges associated with the J.Jill Brand as discussed below in Discontinued Operations.
          We are currently finalizing our 2009 budget and long term plan, evaluating current industry trends, and the impact that the uncertainty in the financial markets may have on our impairment analysis. Since November 1, 2008, our stock price has significantly declined. If our stock price does not improve prior to the end of the fourth quarter, we could determine that an interim impairment test is required. An interim impairment test could result in an impairment charge in the fourth quarter. As of November 1, 2008, our goodwill balance was $35.5 million, and the balance of indefinite lived assets, including the J.Jill brand was $108.0 million.
Net Interest Expense
          Net interest expense decreased to $4.9 million in the third quarter of 2008 compared to $8.7 million in the third quarter of 2007. This decrease was due to lower levels of gross borrowings as well as lower interest rates. The average level of debt outstanding, including short-term and long-term borrowings, was $441.2 million in the third quarter of 2008 compared to $541.8 million in the third quarter of 2007. This includes an average level of short-term working capital borrowings outstanding of $102.5 million in the third quarter of 2008 compared to $123.1 million in the third quarter of 2007. The average interest rate on short-term and long-term borrowings during the third quarter of 2008 was 3.7% compared to 5.8% in the third quarter of 2007.
Income Tax Benefit
          The income tax benefit for the third quarter of 2008 was $8.4 million, compared to an income tax benefit of $0.9 million for the third quarter of 2007. The effective tax rate was 36.3% and 49.0% for the third quarters of 2008 and 2007, respectively. The effective tax rate in the third quarter of 2007 was higher than the effective rate in the third quarter of 2008 due to additional tax benefits recognized from the Company’s net operating losses for the period in 2007 offset by discrete items occurring during that same period.
DISCONTINUED OPERATIONS
          In January 2008, we announced our decision to discontinue our Talbots Kids, Mens, and U.K. businesses as a result of our comprehensive strategic review of the Company. As of November 1, 2008, all Talbots Kids, Mens, and U.K. businesses have ceased operations and all stores have been closed. Their operating results for the third quarter of 2008 and 2007 have been reclassified to discontinued operations in the condensed consolidated financial statements.
          On October 30, 2008, our Board of Directors approved the plan to sell the J. Jill business. On November 6, 2008, we announced the decision to pursue the sale of our J. Jill business, and our intent for the Company to focus on our core Talbots business, which includes Talbots Misses, Petites, Woman, and Accessories & Shoes concepts. Operating results of the J. Jill business for the third quarter of 2008 and 2007 have been reclassified to discontinued operations in the condensed consolidated statements of operations. Included in discontinued operations for the third quarter of 2008 was an operating loss of $156.0 million, net of taxes of $55.1 million, and an impairment charge related to the write-down of the J. Jill business tangible and intangible assets of approximately $141.2 million, net of taxes of $44.7 million. The assets and liabilities of the J. Jill business are stated at estimated fair value less estimated direct costs to sell and are reclassified in our condensed consolidated balance sheets as assets and liabilities held for sale for all periods presented.

The Thirty-Nine Weeks Ended November 1, 2008 Compared to the Thirty-Nine Weeks Ended November 3, 2007 (Year-to-Date)
CONTINUING OPERATIONS
Net Sales
          Net sales consist of retail store sales and direct marketing sales. The following table shows net retail store sales and net direct marketing sales from continuing operations for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 (in millions).

	November 1,	November 3,
	2008	2007
Net retail store sales	$982.8	$1,084.1
Net direct marketing sales	184.4	196.3

Total net sales	$1,167.2	$1,280.4

          Year-to-date 2008 net sales from continuing operations were $1,167.2 million compared to year-to-date 2007 net sales of $1,280.4 million, a decrease of $113.2 million, or 8.8%.
          Retail Stores
          Year-to-date 2008 Talbots retail store sales decreased by $101.3 million, or 9.3%, compared to year-to-date 2007. Reflected in Talbots retail store sales was a $108.1 million, or 10.9%, decline in comparable store sales for the period. We believe that the brand’s negative sales results were impacted by a weak customer response to the brand’s spring merchandise and timing of promotional events earlier in the year, coupled with the effects from the economic crisis and pressures on consumer spending later in the year.
          Direct Marketing Sales
          Year-to-date 2008 direct marketing sales decreased by $11.9 million, or 6.1%, compared to year-to-date 2007. The decline in direct marketing sales was primarily due to our strategy change in catalog circulation that occurred in the third quarter of 2008. We made the decision to shift the mailing of our key holiday/gift catalog into November in 2008 versus October in 2007. We continue to experience solid growth in Internet sales, with Internet representing 60% of direct business year-to-date 2008 in comparison with 54% for year-to-date 2007. The percentage of our net sales derived from direct marketing for year-to-date 2008 was 15.8% compared to 15.3% for year-to-date 2007.
Cost of Sales, Buying, and Occupancy Expenses
          Cost of sales, buying and occupancy expenses remained relatively flat as a percentage of net sales year over year, representing 65.9% and 65.8% year-to-date 2008 and 2007, respectively. This represents a 10 basis point increase in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year. We experienced an approximate 210 basis point improvement in pure product gross margin. We attribute the improvement in gross margin to effective inventory management, including tight control of our inventory levels, improved initial mark-on, the change to a monthly markdown cadence, and a consistent flow of new merchandise across channels. The improvement in gross margin was almost fully offset by the deleverage in buying and occupancy costs as a result of the decline in sales during the period.
Selling, General and Administrative Expenses
          Year-to-date 2008 selling, general and administrative expenses as a percentage of net sales increased to 32.8% compared to 30.8% in year-to-date 2007. This represents a 200 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. While we believe that we have made continued progress in executing our strategic initiatives, including reducing expenses and our overall Company cost structure, our savings for year-to-date 2008 were offset by negative leverage from the decline in sales during the period. Due to our decision to eliminate television and national print advertising in 2008, we have spent $16.7 million less, or approximately 120 basis points, during year-to-date 2008 for marketing programs in comparison to year-to-date 2007. Additionally, we reduced our vacation accrual by $7.3 million during the third quarter of 2008 due to a change in our vacation policy.
Restructuring Charges
          We incurred $10.1 million of pre-tax expense relating to our strategic business plan in year-to-date 2008 and have included these costs as restructuring charges within our condensed consolidated statement of operations. The $10.1 million of restructuring charges consisted of $8.0 million of severance, $4.0 million of professional services, offset by $1.9 million of non-cash credits relating to stock awards that will not vest.
Impairment of Store Assets
          Year-to-date 2008 impairment of store assets was $2.6 million compared to $1.9 million in year-to-date 2007. As part of our strategic initiatives, we are closely monitoring stores in our core concepts to identify stores that are underperforming and closing stores when appropriate. When we determine that a store is underperforming or is to be closed, the Company reassesses the expected future cash flows of the store, which in some cases results in an impairment charge.
Net Interest Expense
          Year-to-date 2008 net interest expense decreased to $15.3 million compared to $26.0 million in year-to-date 2007. This decrease was due to lower levels of gross borrowings as well as lower interest rates. The average level of debt outstanding, including short-term and long-term borrowings, was $463.6 million for year-to-date 2008 compared to $536.4 million year-to-date 2007. This includes an average level of short-term working capital borrowings outstanding of $104.9 million year-to-date 2008 compared to $98.0 million year-to-date 2007. The average interest rate on short-term and long-term borrowings for year-to-date 2008 was 3.7% compared to 5.8% for year-to-date 2007.
Income Tax Benefit
          The year-to-date 2008 income tax benefit was $4.7 million, compared to an income tax expense for year-to-date 2007 of $4.9 million. The effective tax rate for year-to-date 2008 and 2007 was 36.3% and 32.0%, respectively.
DISCONTINUED OPERATIONS
          In January 2008, we announced our decision to discontinue the Talbots Kids, Mens, and UK businesses as a result of the comprehensive strategic review. As of November 1, 2008, all Talbots Kids, Mens, & UK businesses have ceased operations and all stores have been closed. Their operating results for year-to-date 2008 and 2007 have been reclassified to discontinued operations in the condensed consolidated statement of operations.
          On October 30, 2008, our Board of Directors approved the plan to sell the J. Jill business. On November 6, 2008, we announced our decision to exclusively focus on our core Talbots business, which includes Talbots Misses, Petites, Woman, and Accessories & Shoes concepts, and to pursue the sale of our J. Jill business. Operating results of the J. Jill business for year-to-date 2008 and 2007 have been reclassified to discontinued operations in the condensed consolidated statements of operations. Included in discontinued operations for year-to-date 2008 was an operating loss of $185.9 million, net of taxes of $73.6 million, and an impairment charge related to the write-down of the J. Jill business tangible and intangible assets of approximately $141.2 million, net of taxes of $44.7 million. The assets and liabilities of the J. Jill business are stated at estimated fair value less estimated direct costs to sell and are reclassified in our condensed consolidated balance sheets as assets and liabilities held for sale for all periods presented.
Liquidity and Capital Resources
          Our primary source of external working capital is our working capital line of credit facilities. We currently have working capital line of credit facilities with maximum available short-term capacity of $215.0 million. Of the $215.0 million, $50.0 million is from our majority shareholder, Aeon (U.S.A.) (“Aeon”.) This $50.0 million unsecured subordinated facility (the “Aeon facility”) was finalized in July of 2008 and expires on January 28, 2012. The remaining $165.0 million of capacity is held with four banks. In November of 2008, two of the four banks indicated their agreement to convert their lines, covering $75.0 million and $50.0 million, respectively, from uncommitted lines to committed lines, all subject to satisfactory completion of due diligence and preparation and satisfactory negotiation of all applicable loan documentation including the respective term of the committed lines and any financial and other covenants of such committed lines. Subject to such conditions, of the $165.0 million in working capital borrowing capacity from these four banks, $125.0 million will be committed, and $40.0 million remains uncommitted. We believe that the conversion of the $125.0 million to committed facilities will provide greater stability in our liquidity going forward which will support us as we continue to execute our strategic initiatives. We are currently in discussions with the two banks that hold the $40.0 million of uncommitted lines, although there can be no assurance that any such uncommitted lines will be converted to committed lines.
          We pay the substantial majority of our merchandise vendors on open account payment terms. These open account payment terms do not require letters of credit. However, certain of our merchandise vendors do require letters of credit. In August of 2008, our one remaining letter of credit facility for $20.0 million expired. In July of 2008, we executed an addendum to a financing agreement with one of the four lenders providing our working capital line of credit facilities. This addendum allowed us to utilize our existing $75.0 million working capital facility with this bank for letters of credit. The $75.0 million short term line of credit facility continues to be available to us for working capital borrowings; however, the capacity is reduced by any letters of credit outstanding.
          Our peak borrowing needs occurred early in the fourth quarter of this fiscal year. During November of 2008, our borrowings outstanding under our line of credit facilities reached $165.0 million. We currently anticipate that our $215.0 million of capacity under our working capital facilities will be sufficient for our working capital needs and will allow us to continue with our strategic initiatives, at least through all of fiscal 2009. However, the current economic environment is volatile and it is not possible to predict with certainty what may happen with consumer spending on discretionary retail purchases. Our current forecast includes a number of initiatives designed to improve gross margins and reduce operating costs. There can be no assurance that this forecast will be achieved. Additionally, in a tight credit market our vendors may not be able to maintain their open account payment terms with us. If that were to happen, we would look to other vendors to the extent possible, however we cannot predict whether we would find sufficient vendors or merchandise-appropriate vendors that would not require letter of credit commitments. In the event that the $215.0 million is not sufficient, we would likely need to take further steps to reduce spending. We have already reduced inventory commitments from the prior year in response to the general economic environment and as a result of recent improvements in our inventory management systems. We also plan to continue to tightly control discretionary spending. We have committed to reduce capital spending over our prior trends for the balance of 2008 and all of 2009. We currently plan to spend less than $40.0 million in capital expenditures related to continuing operations in 2009, down from an expected $50.0 million in 2008. If the economic environment proves to be more difficult than anticipated during 2009, we may decide to reduce or delay our plans for opening new stores to the extent that we are not already committed to opening the particular stores. We may also consider the elimination or reduction of our dividend if the recent deterioration in the economic environment continues or if we otherwise determine to further preserve cash resources in light of the current economic uncertainty.
          At November 1, 2008, February 2, 2008, and November 3, 2007, we had $106.5 million, $0.0 million, and $107.2 million, respectively, outstanding under our working capital credit facilities. For the year-to-date period ended November 1, 2008, we had an average of $104.9 million outstanding under our working capital credit facilities. At November 1, 2008, February 2, 2008, and November 3, 2007 we held $5.1 million, $158.4 million, and $127.0 million, respectively, in outstanding letters of credit.
          Under the terms of the $50.0 million Aeon facility, any borrowings are unsecured general obligations of the Company and are subordinated to any of our other financial institution borrowing facilities that existed as of the closing of the facility in July 2008, including our existing Acquisition Debt Agreement, as amended, dated as of July 24, 2006 (the “Acquisition Debt”). The Aeon facility is available for use by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Interest on outstanding principal under the facility is at a rate equal to three-month LIBOR plus 500 basis points. We were required to pay an upfront commitment fee of 1.5% (or $750,000) to Aeon at the time of execution and closing of the loan facility agreement. Going forward, we are required to pay a fee of 50 basis points per annum on the undrawn portion of the commitment, payable quarterly in arrears. The facility includes covenants relating to the Company and its subsidiaries that are substantially the same in all material respects as under the Acquisition Debt.
          As noted above, while we believe that our $215.0 million of working capital credit capacity will be sufficient for our needs for fiscal 2009, our ability to borrow under our working capital facilities is impacted by financial covenants related to our Acquisition Debt and the Aeon facility, including our leverage ratio which is impacted by total borrowings outstanding and EBITDA, as defined below. As such, while we currently expect to have sufficient borrowing facilities available, if we borrow amounts that cause us to fail any of our financial covenants, we would be deemed to be in default on those covenants and amounts outstanding under the Acquisition Debt and the Aeon facility could become immediately due and payable, unless we were to receive a waiver of the covenant or an amendment to the agreements from the debt holders.

           Substantial volatility and uncertainty continue to exist in the macro-economic environment which make it difficult to determine retail consumer buying behavior and patterns and its impact on our performance and our financial covenants. The difficult economic environment negatively impacted our sales and financial results in the third quarter. We continue to take appropriate measures to improve sales trends and believe we have greatly enhanced product content for our customers. Should difficult conditions in the macroeconomic environment and retail consumer spending persist, this could cause us not to comply with one or more of our financial covenants; however, the continued substantial volatility and significant uncertainty of the retail market and in consumer spending has made it difficult to predict future performance, buying patterns and consumer spending, and recent sales performance may not be indicative of future performance. In the event that we were not in compliance with our covenants, which we are required to calculate at the end of each fiscal quarter based on the trailing four completed fiscal quarter periods, we would plan to seek an amendment or waiver from the debt holders. In all prior instances when we have not been in compliance with our covenants, we have been successful in obtaining a waiver or amendment, however there can be no assurance that a waiver or amendment would be granted in the future. In the event that a waiver or amendment is not obtained, the debt could become immediately due which would have a material adverse financial impact on the Company.
          Additionally, our covenants prevent us from significant sales of assets, as discussed below. Our intention to sell the J. Jill business would not be an allowable transaction under the terms of our Aeon facility or Acquisition Debt agreement; however, we have reviewed our decision to pursue a sale of the J. Jill business with the debt holders that comprise the defined majority of the debt, and assuming satisfactory sale terms, we believe that we will be able to obtain a waiver of the asset sale covenant.
          Our Acquisition Debt agreement and the Aeon facility contain provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contains covenants restricting a change in control in which Aeon is no longer the majority shareholder, liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of additional indebtedness and guaranties, investments and prepayment of subordinated indebtedness. There are no restrictions on our ability to pay dividends or purchase our capital stock so long as we are not in default under the agreement. The agreement also includes financial covenants, including a leverage ratio (calculated as total indebtedness divided by a 12 month rolling consolidated earnings before interest, taxes, depreciation and amortization, impairment charges, restructuring charges, and discontinued operations (“EBITDA” as defined in the agreement)). For the period through fiscal year 2008, the leverage ratio is not to exceed 4.0 to 1.0. For fiscal year 2009, the leverage ratio is not to exceed 3.5 to 1.0 and for fiscal year 2010 and thereafter, the leverage ratio is not to exceed 3.0 to 1.0. Other financial covenants under the agreement include a minimum net worth (calculated as the sum of the par value of all outstanding common stock, additional paid-in-capital, and retained earnings) of $500.0 million; and a fixed charge coverage ratio (calculated as consolidated EBITDA plus amounts paid on operating lease obligations (“EBITDAR” as defined in the agreement) divided by net interest expense plus amounts paid on operating lease obligations). For the period through fiscal year 2008, the fixed charge coverage ratio may not be less than 1.25 to 1.0. For fiscal year 2009, the fixed charge coverage ratio may not be less than 1.4 to 1.0 and for fiscal year 2010 and thereafter, the fixed charge coverage ratio may not be less than 1.6 to 1.0. The financial covenants are calculated excluding the results of discontinued operations. As of November 1, 2008, we were in compliance with our financial covenants.
          The following is a summary of our cash balances and cash flows (in thousands) as of and for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 from continuing operations:

	November 1,	November 3,
	2008	2007
Net cash provided by operating activities	30,712	98,980
Net cash used in investing activities	(29,703)	(42,804)
Net cash provided by (used in) financing activities	23,653	(17,746)
Cash used in operating activities
          Cash provided by operating activities was $30.7 million year-to-date 2008 compared to cash provided by operating activities of $99.0 million year-to-date 2007. We incurred a net loss from continuing operations of $8.2 million for the year to date period of 2008, compared to net income of $10.4 million for the same period of 2007 due to significantly decreased sales during 2008, partially offset by a decline in our operating expenses. Accounts receivable decreased by $3.7 million in 2008 compared to an increase of $20.3 million for the same period of 2007 as a result of decreased Talbots charge sales during 2008. Decreased inventory levels led to an increase in cash of $21.4 million in 2008 compared to an increase of $15.2 million in 2007. During year-to-date 2008, our prepaid and current asset balance increased from year end, decreasing our cash flow from operations, primarily due to deposits made to insurance carriers related to workers compensation and overseas shipments. Accrued expenses decreased by $24.9 million during 2008 compared to a decrease of $1.3 million in 2007 due to lower levels of spending in 2008. The decreases in the balances of other assets and other liabilities in 2008 compared to 2007 are due to declines in the value of the deferred compensation trust asset and corresponding deferred compensation liability due to declines in the capital markets.

Cash used in investing activities
          Cash investing activities was $29.7 million year-to-date 2008 compared to $42.8 million year-to-date 2007. This decline in investing activities was a result of our planned delay of new store openings, store renovations, and information technology spending due to the uncertain economic environment of late 2008. We expect to spend a total of approximately $50.0 million on capital spending related to continuing operations in 2008. Our current store expansion plan is to open approximately 3 additional Talbots brand stores (1 location) with expansion primarily in the Misses and Woman business concepts during the remainder of 2008.
Cash provided by financing activities
          Cash provided by financing activities was $23.7 million during year-to-date 2008 compared to a cash use of $17.7 million during year-to-date 2007. During 2008 we received net proceeds of $106.5 million under working capital lines of credit. During 2007 we received net proceeds of $62.2 million in working capital borrowings. During 2008, we had an average of $104.9 million outstanding under our working capital facilities, in comparison to $98.0 million outstanding during 2007. This increased level of borrowings in 2008 is partially a result of the decreased sales compared to 2007. While our expense control has resulted in a decrease in operating expenses in 2008, this has not offset the significant sales decline experienced this year. This has led to our need for increased working capital borrowings.
          Our primary use of funds during 2008 and 2007 was to pay down $60.0 million of our Acquisition Debt. The Acquisition Debt is required to be repaid in equal quarterly installments of $20.0 million over the five-year term, ending in July 2011. Additionally, during 2008 and 2007, we paid $21.6 million and $21.3 million, respectively, in dividends. The dividends were paid at a rate of $0.13 per share per quarter. On October 31, 2008, we announced that our Board of Directors approved the payment of a quarterly dividend of $0.13 per share payable on or before December 15, 2008 to shareholders of record as of December 1, 2008. The payment and amount of future dividends, if any, will be determined by the Board of Directors and will depend on many factors, including earnings, operations, financial condition, capital requirements and the general business outlook.
Critical Accounting Policies
          In the Company’s 2007 Annual Report on Form 10-K, we identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation.  There have been no changes to our critical accounting policies for the quarter ended November 1, 2008.
Contractual Obligations
          For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K. There were no material changes to our contractual obligations for the quarter ended November 1, 2008.
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

          In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, an Amendment of FASB Statements No, 87, 88, 106, and 132 (R) (“SFAS No. 158”) which applied to all employers who offer defined benefit postretirement plans. As permitted, the Company’s adoption of SFAS No. 158 was in two phases. We adopted the first phase, the recognition provisions, as of February 3, 2007. The second phase of SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. This provision is effective for us for the fiscal year ending January 31, 2009. SFAS No. 158 provides two approaches that a company may follow to transition to a fiscal year-end measurement date. We have made the decision to utilize the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at January 31, 2009. We used a December 31 measurement date in 2007 and prior years and will transition to a fiscal year-end measurement date at January 31, 2009. This transition is expected to result in a decrease to retained earnings of $0.5 million, net of tax, and an increase to other liabilities of $0.5 million, which will represent approximately one month of the net periodic benefit cost.
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
Recently Issued Accounting Pronouncements
          In June 2008, the FASB issued FASB Staff Position No. 03-6-1, Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are still in the process of evaluating the impact, if any, FSP 03-6-1 will have on our consolidated financial statements.
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S Generally Accepted Accounting Principles (“GAAP”) and concludes that the GAAP hierarchy should be directed towards the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the U.S. Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are in the process of evaluating SFAS No. 162 and do not expect it to have any impact on our consolidated financial statements.
Forward-looking Information
          This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” or similar statements or variations of such terms. All of the information concerning our future financial performance results or conditions, future credit facilities, future merchandise purchases, future cash needs, and other future financial performance or financial position constitutes forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company which involve substantial risks and uncertainty, assumptions and projections concerning our internal plan including our budget for regular-price and markdown selling and operating cash flow for forward periods. Our forward-looking statements involve substantial known and unknown risks and uncertainties as to future events which may or may not occur, including the following risks: the Company’s decision concerning and the risks and uncertainties associated with the decision to pursue a sale or disposition of the J. Jill brand business including the timing, consideration which may be received or other terms of any such sale or distribution; the satisfactory completion of due diligence and loan documentation for conversion of the Mizuho Corporate Bank and Sumitomo Mitsui Banking Corporation working capital facilities to committed facilities; the Company’s credit facilities and its ability to have access on satisfactory terms to adequate credit and sources of liquidity necessary to fund its operations and to obtain any necessary increases in its credit facilities as may be needed from time to time; the impact of the continued significant deterioration in the U.S. economic environment, including continued negative impact on consumer discretionary spending, the disruption and significant tightening in the U.S. credit and lending markets, recessionary pressures, increasing unemployment and fluctuations in energy prices and in the value of the U.S. dollar; significant impact of global financial crisis in the retail/consumer industry including bankruptcies and governmental actions; the success and customer acceptance of our new merchandise offerings including our winter and other seasonal fashions and merchandise offerings; our ability to accurately estimate and forecast future regular-price and markdown selling and operating cash flow; achieving our sales plan for the balance of the year; achieving our operating cash flow plan for the year; successfully executing the Company’s strategic initiatives, including supply chain initiatives, anticipated lower inventory levels, expected operating expense and other cost reductions, the success of the new promotional cadence for the Talbots brand, reduced markdown exposure and improved gross margins, the successful closing of underperforming stores; continued ability to purchase merchandise on open account purchase terms at expected levels; obtaining letter of credit facilities for merchandise purchases from vendors who require such facilities; the Company’s ability to reduce spending as needed; and our ability to continue to satisfy the financial covenants under our existing debt agreements. All of our forward-looking statements are as of the date of this Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. Certain other factors that may cause actual results to differ from such forward-looking statements are included in periodic reports that we have filed with the Securities and Exchange Commission including our Annual Report on Form 10-K (under “Item 1A. Risk Factors”), and are available on the Talbots website at www.thetalbotsinc.com under “Investor Relations” and you are urged to carefully consider all such factors. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The market risks inherent in our financial instruments and in our financial position represent the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.
          As of November 1, 2008, we had variable rate borrowings of $220.0 million under our Acquisition Debt agreement, $80.0 million under our revolving credit facility and $106.5 million under our short term line of credit facilities, which approximate fair market value. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.3 million for the quarter ended November 1, 2008.
          We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 28 stores in Canada as of November 1, 2008. We believe our foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.
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

          In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of November 1, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of November 1, 2008.
Changes in Internal Control over Financial Reporting
          Our Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in our internal control over financial reporting during the quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
          The following should also be considered in addition to the risk factors discussed under Part I, Item 1A in our 2007 Annual Report on Form 10-K:
          The current volatility in global economic conditions and the financial markets may adversely affect our industry, business results of operations, and strategic initiatives.
          The current volatility and disruption to the capital and credit markets has reached unprecedented levels and has significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions have and could lead to further reduced consumer spending in the foreseeable future, which adversely affects our industry, business and results of operations. These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions, which are sources of credit for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. It is difficult to predict how long the current economic and capital and credit market conditions will continue, whether they will continue to deteriorate and which aspects of our business may be adversely affected. However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material, on our business, our cost of and access to credit, and our results of operation.
          The current economic conditions may also impact our ability to execute on our decision to pursue the sale or disposition of the J. Jill business. As a result, these factors may impact the timing or ultimate consummation of such sale or disposition, the consideration which may be received or other terms of any such sale or disposition.
          If our goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.
          We review our goodwill and other intangible assets for impairment annually, or when events indicate that the carrying value of such asset may be impaired. We review the carrying value of our assets for potential impairment based primarily on projected future cash flows. If an impairment is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate. Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are based upon our experience, knowledge and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict. The carrying value of our assets may also be impacted by such factors as declines in stock price and in market capitalization. Similar to others in our industry, the recent macro-economic conditions have impacted both our performance as well as our stock price and market capitalization, and it is difficult to predict how long these economic conditions will continue, whether they will continue to deteriorate, and which aspects of our business may be adversely affected. These conditions and the continuation of these conditions could impact the fair value of our goodwill and other intangible assets and could result in future impairment charges, which would adversely impact our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          A summary of the repurchase activity under certain equity programs for the thirteen weeks ended November 1, 2008 is set forth below:

			Approximate Dollar Value of
	Total Number	Average Price	Shares that may yet be
	of Shares	Paid per	Purchased under the Equity
Period	Purchased (1)	share	Award Programs (2)
August 3, 2008 through August 30, 2008	1,125	$0.01	$19,575
September 1, 2008 through October 4, 2008	92,878	0.76	18,535
October 5, 2008 through November 1, 2008	12,325	0.01	18,785

Total	106,328	$0.67	$18,785

1.	We repurchased 101,175 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

We also repurchased 5,153 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $13.53 per share.

2.	As of November 1, 2008, there were 1,878,509 shares of nonvested stock that were subject to buyback at $0.01 per share, or $18,785 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.
Item 6. Exhibits.
10.1	Director Compensation Arrangements, adopted September 25, 2008 (1)

10.2	Form of Performance Accelerated Option Agreement pursuant to The Talbots, Inc. Restated Director Stock Plan. (1)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (1)

31.2	Certification of Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a- 14(a). (1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Edward L. Larsen, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company. (1)

(1)	Filed with this Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: December 11, 2008

THE TALBOTS, INC.
By:	/s/ Edward L. Larsen
Edward L. Larsen
Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)