Form 10-K
period 2009-01-31
TALBOTS INC
filed 2009-04-16
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price of $14.07 per share as quoted by the NYSE) as of the last business day of the registrant’s most recently completed second fiscal quarter, August 2, 2008, was $321.2 million.

As of April 10, 2009, 55,220,597 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement to be filed in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

The Talbots, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2009

PART I

Item 1.	Business.

General

The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“we”, “us”, “our, “Talbots” or the “Company”), is a specialty retailer and direct marketer of women’s apparel, shoes, and accessories. We operate stores in the United States and Canada. In addition, our customers may shop online or via our catalogs.

In October 2007, we initiated a comprehensive strategic review of our business and engaged a leading global consulting firm to assist our management in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which we developed a three-year strategic plan aimed at driving sustainable, profitable growth, and to enhance the performance of our business. We publicly announced this plan in April 2008.

Given that the retail industry continues to face unprecedented uncertainty and volatility, we are focusing on what is within our control to best manage the business and at the same time we are moving forward with the implementation of our strategic plan which we have adjusted as appropriate to address the challenges presented by the economic environment. We are still in the early stages of implementation, given that this is a three-year strategic business plan. Despite the environment, we are seeing some positive signs in our efforts to rebuild and strengthen our Company. During 2008, we began implementing the following strategic initiatives with the goal of driving stronger performance of the business in the short and long term:

•	Reinventing Talbots brand image. During 2008, our creative and merchandising teams have reinvented our Talbots brand image. Our brand strategy is built on honoring the classics, which are modern and relevant to our consumers. “Tradition transformed” is our brand vision and we have made significant progress in ensuring that our product resembles our reinvented image and that our consumers are provided a constant flow of our compelling merchandise across all channels.

•	Improving inventory management. During late 2007, we changed our promotional cadence to monthly markdowns rather than conducting our historical four clearance sale events per year. During 2008, we also focused on leaner inventory positions, improving our supply management process, better product flows, adoption of a new price optimization tool, and stronger visual presentation of our merchandise across all channels. These actions contributed to our improved merchandise gross margin for the Talbots brand in the first half of 2008. Despite the continued deterioration of the U.S. economy into the back half of the year and our dramatic decline in fourth quarter sales, with our efforts in inventory management, we were able to remain essentially flat in merchandise gross margin for the full year in comparison to 2007, even with our promotional activity during the year in response to economic conditions.

•	Improving product content. In the third quarter of 2008, we presented our first product deliveries under the leadership of our new creative and merchandising teams. The Talbots brand fall 2008 consumer purchase plan study revealed that customer reaction to the new redesigned fall merchandise improved 10% over the fall of 2007. Additionally, our study that was performed in January 2009 revealed that our new redesigned merchandise improved 5% over the fall of 2008. These were the first positive gains in customer sentiment since 2004.

•	Innovating marketing and customer contact programs. We are contacting our customer with greater frequency and with a variety of innovative offerings. In the fall of 2008, we increased total catalog circulation by approximately 15% to strengthen relations with our existing customers, prospect new customers, and drive reactivation of our lapsed customers. Our efforts yielded a solid increase in the response rate of our existing and lapsed customers.

•	Improved design of catalogs. In 2008, our new creative design team redesigned our Talbots catalogs beginning with our June 2008 catalog. We believe that our refreshed image presented throughout our catalogs has delivered a positive response from our existing and lapsed customers. Additionally, we have aligned our creative improvements across all visual media presented to our customer, including catalog, store visual, signage, and our website.

•	New e-commerce design. We made major enhancements to our Talbots brand website in 2008 to provide enhanced visuals and greater ease of functionality to our consumers. In 2009, we allocated a portion of our capital budget to refresh our e-commerce platform for further improvements.

•	Concentrating on our core Talbots brand which includes Talbots Misses, Petites, Woman, and Accessories & Shoes concepts. In June 2008, we completed the closing of our operations in the United Kingdom which consisted of three stores. In September 2008, we completed the closing of our Talbots Kids and Talbots Mens business concepts. In light of the current economic environment and after a thorough review of the businesses, we concluded that these non-core businesses were not demonstrating enough potential to deliver an acceptable long-term return on investment. Additionally, in October 2008, our Board of Directors approved the plan to sell the J. Jill business and our decision to pursue the sale was publicly announced in November 2008. Overall, we felt it was in our best interest to focus solely on executing the successful turnaround of our core Talbots brand. We believe that by redirecting all of our resources and capital towards our core Talbots concepts, we can better position ourselves for long-term increased shareholder value.

Further discussions within Item 1. Business below have excluded Talbots Kids, Mens, and U.K. businesses as well as the J. Jill brand as we made the decision to exit these businesses and concentrate on our core Talbots brand. Their operating results are classified as discontinued operations for all periods presented in our consolidated financial statements.

•	Introduction of upscale outlet stores. We currently plan to open 12 upscale outlet stores in 2009. We are currently designing merchandise specifically for sale in these outlet locations. We believe the upscale outlet opportunity will allow us to create an assortment with lower price points that will appeal to a new unique customer base.

Although we have made progress to rejuvenate our Talbots brand during 2008, the ongoing impact of the global economic crisis on our business demanded that we take decisive action to drive greater efficiencies throughout our organization. In early 2009, we publicly announced new key initiatives that we believe will help facilitate the successful implementation of our strategy, improve liquidity and cash flow. Provided we successfully implement and execute our 2009 financial and financing plans, these actions should better position us to emerge a stronger company when the economy improves and consumer spending returns.

•	New Financing. In April of 2009, we obtained a new $150.0 million secured revolving loan facility from AEON Co., Ltd. (“AEON”), our indirect majority shareholder, which matures upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to the lender. Funding under this facility is subject to mortgage and lien recordings and all necessary consents or waivers by existing lenders to the transactions contemplated by the agreement, including the granting of liens and mortgages in favor of AEON under the facility, without such lender requiring prepayment of its indebtedness or the establishment of a pari passu lien on the collateral in favor of such lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes

•	Refinancing of our $200 million term loan. In February 2009, we obtained a new $200 million term loan facility from AEON. The term loan facility was used to repay all of the outstanding indebtedness under the Acquisition Term Loan Agreement related to our 2006 J. Jill acquisition. The new facility does not contain any financial ratio covenants. Since the facility requires interest-only payments until maturity, we anticipate that our fiscal 2009 cash flow will improve by approximately $75 million as a result of this debt restructuring.

•	Expense reduction program in the anticipated amount of $150 million. We plan on implementing major cost cutting initiatives in 2009 designed to further streamline our organization, substantially reduce selling, general, and administrative and other costs, and drive greater operating efficiencies. Such initiatives include reduction of approximately 17% of our corporate headcount which occurred in February 2009 in addition to the approximate 9% reduction of our corporate level headcount in June 2008; changes to employee related benefits including suspension of our matching contributions to the 401(k) plan, increased employee health care contributions, and elimination of 2009 merit increases; broad-based, non-employee overhead actions primarily in the areas of administration, marketing, and store operations; continued rationalization of the hourly workforce in our stores and call center; and the planned reduction of approximately 40% of capital expenditures in 2009 in comparison to 2008. We have acted upon these key initiatives in 2009 and we expect that they will contribute to cost savings of at least $100 million in 2009. We anticipate that the remaining expected savings will be realized in 2010.

•	Other liquidity and cash flow improvements. In March 2009 we announced the indefinite suspension of dividends, which is expected to result in $29 million of cash savings in fiscal 2009, and the freeze of the Talbots defined benefit pension plans, effective May 1, 2009, which is expected to result in approximately $9 million of expense savings in 2009. Additionally, as of March 2009, we have successfully converted all of our working capital facilities to committed lines through December 2009. We continue to evaluate other means to achieve further cash savings to improve our liquidity position.

For further discussion of our liquidity and the impact of our strategic initiatives on the results of 2008 and expectations for 2009, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview below.

Description of Operations

Talbots brand.  The Talbots brand, which began operations in 1947 as a single store in Hingham, Massachusetts, offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own branded merchandise in misses, petites, woman and woman petite sizes.

The Talbots brand merchandising strategy focuses on honoring the classics which emphasizes modern classic, relevant, and youthful merchandise designed to appeal to women age 40 and older. “Tradition transformed” is our brand vision. Our brand merchandise is offered in an extensive array of sizes to fit every woman under the following business concepts: Misses, Petites, and Woman. Talbots brand stores, catalogs, and website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. We believe that a majority of our Talbots brand customers are high-income, college-educated, and employed primarily in professional and managerial occupations, and are attracted to the Talbots brand by its focused merchandising strategy, personalized customer service, and continual flow of high quality, reasonably priced classic merchandise.

As of January 31, 2009, we operated our business in two segments: Retail Stores and Direct Marketing.

Retail Stores.  Our retail stores are located in 47 states, the District of Columbia and Canada under the Talbots brand name. In 2008, our retail stores segment accounted for 84% of our total Company sales from continuing operations. Continuing operations include results from our core Talbots brand only and excludes results from J. Jill and our Talbots Kids, Mens, and U.K. businesses.

As of January 31, 2009, we operated a total of 587 stores under the Talbots brand name. In many of our store locations, our business concepts are connected or are adjacent to our existing Misses stores. A description of our business concepts are as follows:

•	Talbots Petites. We offer Talbots brand merchandise in petites sizes in our catalogs and stores. Virtually every item of women’s apparel in our catalog and online is offered in both misses and petites sizes.

•	Talbots Woman. Talbots Woman is our plus size concept which offers the same classic styling, high quality and fit as our misses and petites concepts to customers wearing sizes 12W to 24W. We also offer Talbots Woman Petites, which focuses on fuller figured women 5’4” and under. Talbots Woman and Talbots Woman Petites are available in stores, through our catalogs, and online.

•	Talbots Accessories & Shoes. A limited collection of accessories and shoes merchandise is offered in each major catalog and online and in virtually all stores. In 2008, we selectively increased accessory inventory levels based on apparel volume and developed a more cohesive accessory offering to enhance apparel product lines. We have merchandised accessories, especially scarves, to every single brand moment which has accelerated sell through in every single delivery for the year. In 2009, we plan on continuing to pursue the accessory opportunity as well as reinventing our shoe business.

Talbots Collection.  Talbots Collection was developed for those customers seeking an upper-tier, well-defined selection of apparel featuring more luxurious fabrics and sophisticated styling. Talbots Collection merchandise is available in stores, catalogs, and online. As part of our strategic initiatives, we have made the decision to phase out the Talbots Collection label. Our final Collection deliveries are expected to be received in stores in June 2009. Instead of offering our customers Talbots Collection merchandise, we will be offering refined options at similar price points under the Talbots label.

Talbots Upscale Outlets.  We currently plan to open 12 upscale outlet stores in 2009. We are currently designing merchandise specifically for sale in these outlet locations. We believe the upscale outlet opportunity will allow us to create an assortment with lower price points that will attract a new unique customer base, one who shops predominantly at upscale outlets. Our upscale outlets are not intended to be used for the sale of past season and “as is” merchandise. We currently plan to continue to operate our non-upscale outlets for the sale of clearance merchandise.

The following tables set forth select information, as of January 31, 2009, with respect to our retail stores:

U.S. Retail Stores

	Number of	Approximate Average Store
	Stores	Size (Square Feet)

Talbots Misses, Petites, Woman, Collection, and Accessories & Shoes	544	7,060
Talbots Outlet	22	11,630

Total	566

Canadian Retail Stores

	Number of	Approximate Average Store
	Stores	Size (Square Feet)

Talbots Misses, Petites, and Woman	20	5,350
Talbots Outlet	1	5,100

	21

Approximately 75% - 80% of the floor area of all our retail stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

We currently utilize non-upscale outlet stores that are separate from our retail stores to provide for the controlled and effective clearance of our store and catalog merchandise. We currently use non-upscale outlet stores primarily for the sale of past season and “as is” merchandise. In 2009, we will continue to use our regular outlet stores as a liquidation vehicle but will also present new merchandise specially designed for our new upscale outlets.

As of January 31, 2009, we had 41% of our store locations in specialty centers, 31% in malls, 22% in village locations, 4% in outlet locations, and 2% in urban locations. We believe that providing a broad mix of store location types allows us to offer locations that are convenient to our customers.

Optimization of Store Productivity

As our industry continues to face unprecedented uncertainty and volatility, we are focusing on what is in our control to best manage our business. We are constantly evaluating our portfolio of stores and closing or converting stores that are not meeting internal profitability expectations. We believe these efforts will result in increased productivity for our remaining stores. We have identified approximately 16 stores that we plan on closing in 2009, of which a significant portion have leases that will expire during the year.

2009 Plan

In the near term, as we control our cost structure to manage the cash flow needs of our business, we have decided to reduce our capital spending. In 2008, we spent approximately $44.7 million in capital expenditures primarily related to new store openings and expansions of our existing stores. In 2009, we anticipate that we will reduce our capital expenditures by approximately 40% in comparison to 2008. Our planned capital spending in 2009 will primarily support the expected rollout of our new 12 upscale outlet stores, a platform refresh of our e-commerce site and renovation and refurbishment of certain of our existing store base.

Direct Marketing.  Our direct marketing segment includes our catalog and Internet channels.

Since 1948, we have used our direct marketing business to offer customers convenience in ordering Talbots brand merchandise. In 2008, our direct marketing business segment represented 16% of our total sales from continuing operations, with the Internet channel comprising 68% of our total direct marketing sales from continuing operations.

Our catalogs are designed to promote our brand’s image and drive customers to their preferred shopping channel, including stores, call centers, and online. In 2008, as part of our strategic initiatives, we increased catalog circulation for the Talbots brand in order to strengthen relations with our existing customers, prospect new customers, and drive reactivation of our lapsed customers. In 2008, we issued 22 separate Talbots brand catalogs across all business concepts with a circulation of approximately 55 million, an increase of 13% in circulation from 2007. We believe our efforts, in early fall, yielded a solid increase in response rate, especially with our existing and lapsed customers. Additionally, our new creative team has redesigned our Talbots catalogs, and beginning with our June 2008 catalog, the improvements have been fully aligned across all channels.

We utilize computer applications which employ mathematical models to improve the efficiency of our catalog mailings through refinement of our customer list. A principal factor in improving customer response has been the development of our own list of active customers. We routinely monitor customer interest and update and refine this list. Our customer list also provides important demographic information and serves as an integral part of our store expansion or closing strategy by helping to identify markets with the potential to support a new store or to identify where a store is no longer warranted. We follow the Direct Marketing Association’s recommendations on consumer privacy protection practices.

We strive to make catalog shopping as convenient as possible. We maintain toll-free numbers, accessible seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. In 2008, we maintained a call center in Knoxville, Tennessee designed to provide uninterrupted service to customers. Telephone calls are answered by knowledgeable call center sales associates who enter customer orders and retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit, and other merchandise features. We have achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the next day.

Our Internet channel is a natural extension of our existing store and catalog channels, offering the same broad assortment of our store and catalog merchandise. We also utilize our Internet channel as an inventory clearance tool for the Talbots brand via our on-line outlet vehicle. In 2008, we made major enhancements to our Talbots brand website offering enhanced visuals and greater ease of functionality, as well as ensuring that our brand image is fully aligned and consistent with all of our channels.

Sales orders from our website are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the website will provide examples of alternative merchandise if items are unavailable. Additionally, the website’s “online chat” feature allows customers to communicate with customer service representatives. Customers shopping online at www.talbots.com can also enjoy the benefit of our “style search” feature. Style search allows a customer to select merchandise online and then reserve it at a Talbots brand store of her choice. As with the catalog, customer online brand purchases can be returned by mail or at our retail stores.

Detailed financial information is set forth in Note 14, Segment and Geographic Information, to our consolidated financial statements included in this Form 10-K.

Merchandising, Inventory Control and Distribution

Merchandising

Our evolved merchandising strategy focuses on honoring the classics, which emphasizes “tradition transformed”, or modern classic, relevant, and youthful merchandise across a number of product classifications for our Talbots brand. We are dedicated in ensuring that our customer is offered compelling new merchandise and floor sets on a monthly basis. Our stores, catalogs, and website offer a variety of key basic and fashion items and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots brand look from “head-to-toe.”

Branded Merchandise Design and Purchasing.  Our branded merchandise is designed and produced through the coordinated efforts of our creative, merchandising and sourcing teams. By conceptualizing and designing in-house, we have been able to realize higher average initial gross profit margins for our clothing and accessories, while at the same time providing value to our customers. Styles for our branded merchandise are developed based upon analysis of historical, current, and anticipated future fashion trends that will appeal to our target customers.

Our Talbots brand teams consist of our New York-based creative studio, our Hingham, Massachusetts-based buying and sourcing staffs, and our Hong Kong and India-based sourcing offices. In late 2007, we appointed two key executives to lead our creative and merchandising areas including a newly established position of Chief Creative Officer. The position of Chief Creative Officer was established as part of our goal to migrate to a design-driven brand. The new design and merchandising teams made significant improvements in the brand in 2008, including reinvigorating the brand’s image and aligning the image and product assortments across all channels presented to the customer, including visual store signage, catalog design, and website visuals. The team’s first deliveries were presented across all channels in the third quarter of 2008 and despite the economic pressures, received positive customer response.

Sourcing.  We currently procure merchandise globally from a balanced and diversified network of sourcing and manufacturing networks. Our products are produced by independent manufacturers to our specifications and standards, primarily in the greater Asia-Pacific region. A substantial portion of our merchandise is currently managed by our own sourcing offices in Hong Kong and India. The balance of our merchandise is purchased from other sources based in the U.S. that may rely on their own offshore sources for manufactured goods.

In mid-2008, we appointed a key executive to lead our sourcing area under the newly established position of Chief Supply Chain Officer. The position was established as part of our continuing goal to improve profitability through improved sourcing efficiencies.

In order to diversify our sourcing operations, in 2008 we utilized exclusive overseas sourcing arrangements in Indonesia, Singapore, and Thailand. During 2008, under the terms of an agreement with Eralda Industries (“Eralda”), a long-time supplier for the Company, Eralda served as our exclusive agent in Indonesia, Singapore, Thailand, and Malaysia and as a non-exclusive agent in Hong Kong, Macau, and China. Beginning in the fall of 2009, we will no longer be utilizing Eralda as our exclusive agent. In April 2009, we announced that we are in discussions with Li & Fung, a global sourcing and trading firm based in Hong Kong, to mutually explore a potential outsourcing relationship between the Company and Li & Fung. We believe that a partnership with Li & Fung, if entered into, could create significant potential benefits by simplifying our sourcing processes, reducing operating expenses and potentially further reducing our gross margins by leveraging our extensive and diverse network of vendors.

We frequently analyze our overall distribution of manufacturing to ensure that no one vendor or country is responsible for a disproportionate amount of our merchandise.

The following table shows the distribution of our product sourcing in 2008 for the Talbots brand:

Offshore Sources
Hong Kong	India	Eralda	Other	Total	U.S.
Sourcing	Sourcing	(Exclusive	Offshore	Offshore	Based
Office	Office	Agent)	Sources	Sources	Sources	Total

41%	0%	26%	17%	84%	16%	100%

We currently do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any vendor. We take measures to monitor our vendors for compliance with the Fair Labor Standards Act, security procedures, and rules mandated by the U.S. Customs and Border Patrol.

Inventory Control and Distribution

We use centralized distribution systems, under which all U.S. merchandise is received, processed, and distributed through our store and direct marketing distribution center in Lakeville, Massachusetts for the Talbots brand. We also lease space in a smaller distribution center in Canada to process Talbots brand store inventory in Canada. Merchandise received at the distribution center is assigned to individual stores and packed for delivery and shipped to the stores, or assigned for catalog and online sales fulfillment. We ship merchandise to our stores virtually every business day, with each store generally receiving merchandise twice a week. We believe that our strong store, catalog, and online synergy, coupled with our central distribution systems allow us to move merchandise efficiently between our three distribution channels to take better advantage of sales trends.

Customer Credit

We have extended credit to our Talbots brand customers through the use of our privately held Talbots charge card. The Talbots charge card is managed through Talbots Classics National Bank, a wholly owned chartered national bank subsidiary, and Talbots Classics Finance Company, a wholly owned subsidiary. We believe that the offering of the Talbots charge card enhances customer loyalty, produces finance charge income, and decreases third-party bankcard fees.

U.S. Talbots charge card holders are automatically enrolled in the brand’s customer loyalty program which rewards U.S. Talbots brand customers with a twenty-five dollar appreciation award for every five hundred points earned. Prior to January 2009, one point was earned for every dollar of merchandise purchased on a Talbots charge card. Commencing in January 2009, we launched a new expanded program with three levels: red, platinum, and black. The red level is open to all customers, regardless of whether they hold a Talbots credit card, and accrues 0.5 points for every dollar of merchandise purchased with a non-Talbots charge payment. The platinum level is the same as the prior program with one point being earned for every dollar of merchandise purchased on a Talbots charge card. The black level is for Talbots credit card holders who spend more than a $1,000 per calendar year on their Talbots charge card, and accrues 1.25 points for every dollar of merchandise purchased on their Talbots charge card. The awards can be redeemed against future purchases and expire one year from the date of issuance. The customer loyalty program has led to increased usage of the Talbots charge card, as customer usage increased from 28% of total sales in 2000 to 46% of total sales in 2008. We expect that the new program will also lead to increased usage of the Talbots charge card.

Management Information Systems

Our management information systems and electronic data processing systems are located at our systems center in Tampa, Florida, and at our corporate facilities in Hingham, Massachusetts. Our systems consist of a full range of retail, financial, and merchandising systems, including credit, inventory distribution and control, sales reporting, budgeting and forecasting, financial reporting, merchandise reporting, and distribution. We seek to protect company-sensitive information on our servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection. The website makes use of encryption technology to help protect sensitive customer information.

All of our stores have point-of-sale terminals that transmit information daily on sales by item, color, and size. Our stores are equipped with bar code scanning programs for the recording of store sales, returns, inventories, price changes, receipts, and transfers. We evaluate this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast-selling items and the allocation of merchandise.

Seasonality

The nature of our business is to have two distinct selling seasons, spring and fall, with monthly floor sets. The first and second quarters of the fiscal year make up the spring season and the third and fourth quarters of the fiscal year make up the fall season. Within the spring season, direct marketing sales are typically stronger in the first quarter and retail store sales are typically slightly stronger in the second quarter. Within the fall season, direct marketing sales and retail store sales are generally the strongest in the fourth quarter. For further discussion on seasonality see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations below.

Marketing

Our marketing initiatives have been developed to elevate brand awareness and increase customer acquisition and retention. In early 2008, we appointed a key executive to lead our marketing initiatives under the newly established position of Chief Marketing Officer. Our Talbots brand marketing programs consist of catalogs distributed across all business concepts, customer mailing and Internet advertising, and other marketing campaigns such as direct promotional customer incentives. In an effort to maximize the return on our marketing initiatives, we decided to eliminate television and national print advertising in 2008 and 2009 and redirect a portion of our marketing budget to enhance customer outreach through reactivation, prospecting, and web-based marketing. In 2009, we plan to increase our email marketing initiatives and decrease our catalog distribution. We also plan to pursue innovative new strategies to increase contact with potential customers.

Competition

The retail apparel industry is highly competitive. We believe that the principal basis upon which we compete is fashion, quality, value, and service in offering modern classic Talbots brand apparel to customers, through stores, catalogs, and online.

We compete with national department stores, regional department store chains, specialty retailers, and catalog companies. We believe that our focused apparel merchandise selection, consistently branded merchandise, superior customer service, store site selection resulting from the synergy between our stores and direct marketing operations, and the availability of our merchandise in multiple concepts, distinguish us from department stores and other specialty retailers.

Employees

As of January 31, 2009, we had approximately 12,100 Talbots brand employees of whom approximately 2,900 were full-time salaried employees, approximately 1,300 were full-time hourly employees, and approximately 7,900 were part-time hourly employees. We believe that our relationship with our employees is good. In June 2008, we committed to a workforce reduction resulting in the elimination of approximately 9% of our corporate headcount across multiple locations and at all levels as part of our strategic long-range plan. In February 2009, we reduced our corporate headcount by approximately 370 positions, or approximately 17%, as part of our planned expense reduction program. For a discussion regarding reductions in workforce due to our initiative to reduce costs and streamline our organization, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview below.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of April 14, 2009:

Name	Age	Position

Trudy F. Sullivan	59	President and Chief Executive Officer, and a Director
Michael Scarpa	53	Chief Operating Officer, Chief Financial Officer, and Treasurer
Michael Smaldone	44	Chief Creative Officer, Talbots brand
Paula Bennett	59	President, J. Jill brand
Basha Cohen	48	Executive Vice President, Chief Merchandising Officer, Talbots brand
Benedetta I. Casamento	42	Executive Vice President, Finance
John Fiske, III	45	Executive Vice President, Chief Stores Officer
Richard T. O’Connell, Jr.	58	Executive Vice President, Real Estate, Legal, Store Planning & Design and Construction, and Secretary
Gregory I. Poole	47	Executive Vice President, Chief Supply Chain Officer
Lori Wagner	44	Executive Vice President, Chief Marketing Officer, Talbots brand

Ms. Sullivan joined The Talbots, Inc. as President and Chief Executive Officer and as a director in August 2007. Prior to joining the Company, Ms. Sullivan served as President of Liz Claiborne, Inc. from January 2006 until July 2007. Ms. Sullivan joined Liz Claiborne, Inc. in 2001 as Group President of the company’s Casual, Collections, and Elisabeth businesses. She was named Executive Vice President in March 2002 with added responsibilities for all non-apparel business, all direct-to-consumer business (retail and outlet) and the International Alliances business at Liz Claiborne, Inc. She served in this position until she was named President of Liz Claiborne, Inc. in 2006. Prior to joining Liz Claiborne, Inc., Ms. Sullivan served as President of J. Crew Group, Inc. from 1997 until 2001.

Mr. Scarpa joined The Talbots, Inc. as Chief Operating Officer in December 2008 and was also named Chief Financial Officer and Treasurer in January 2009. Prior to joining the Company, Mr. Scarpa served as Chief Operating Officer of Liz Claiborne, Inc. from January 2007 until November 2008. Mr. Scarpa joined Liz Claiborne in 1983 and served in many senior leadership roles, including Senior Vice President, Chief Financial Officer from July 2002 until May 2005; and Senior Vice President, Finance and Distribution and Chief Financial Officer from May 2005 until January 2007.

Mr. Smaldone joined The Talbots, Inc. as Chief Creative Officer for the Talbots brand in December 2007. Prior to joining the Company, Mr. Smaldone served as Senior Vice President of Design for Ann Taylor from September 2003 until December 2007. Mr. Smaldone also held senior leadership roles in design at Anne Klein where he served as Chief Design Officer from July 2001 to September 2003, Elie Tahari from May 2000 to May 2001.

Ms. Bennett joined The Talbots, Inc. as President of the J. Jill brand in January 2008. Prior to joining the Company, she served as Chief Executive Officer for the Appleseed’s, Tog Shop and WinterSilks brands of Orchard Brands from October 2006 to January 2008. Prior to that, Ms. Bennett served as Chief Operating Officer of Eileen Fisher from February 2000 to May 2005 and Vice President of Retail for Eileen Fisher from 1997 to 2000. Ms. Bennett also held key leadership roles at Calvin Klein and at Tiffany & Co., including serving as General Manager of Tiffany’s Fifth Avenue flagship store. Ms. Bennett began her early career in buying and merchandising at Bloomingdale’s and Federated Merchandising Services.

Ms. Cohen joined The Talbots, Inc. as Executive Vice President, Chief Merchandising Officer for the Talbots brand in December 2007. Prior to joining the Company, Ms. Cohen held the role of Executive Vice President of Design and Merchandising at the Kellwood Company from 2003 to 2005, where she was responsible for conceiving and launching a new business division — Dockers Women’s Tops. With over 25 years of diverse experience, Ms. Cohen also held leadership roles, including Senior Vice President, Product Development at J. Crew, Senior Vice

President, Design and Merchandising at Laura Ashley, Vice President Merchandising Carole Little, and Vice President, Fashion Merchandising and Design at Associated Merchandising Corporation.

Ms. Casamento joined The Talbots, Inc. as Executive Vice President, Finance in April 2009. Prior to joining the Company, she spent nine years at Liz Claiborne, Inc., most recently as President of Liz Claiborne, Claiborne and Monet brands from July 2007 until October 2008. Prior to that, Ms. Casamento served in various other leadership roles within Liz Claiborne, including President of Ellen Tracy and Dana Buchman brands from January 2007 until July 2007, Vice President, Group Operating Director, Better & Moderate Apparel from January 2004 until January 2007, Vice President, Financial Planning and Analysis from November 2000 until January 2004, and prior to that she was Vice President, Group Financial Director, Retail & International Group. Ms. Casamento started her career at Saks Fifth Avenue where she held roles of increasing responsibility in accounting and finance, including Controller of OFF 5th, Saks Fifth Avenue Outlet and the Folio catalog division.

Mr. Fiske was promoted to Executive Vice President, Chief Stores Officer in March 2009. Prior to his promotion, Mr. Fiske served as Executive Vice President, Human Resources and Administration since June 2008 and previously as Senior Vice President, Human Resources since April 2007. Mr. Fiske served as Senior Vice President, Human Resources of J. Jill since 2005. Mr. Fiske was Vice President, Human Resources, of Abercrombie & Fitch from 2002 to 2004. From 1999 to 2002, Mr. Fiske was Corporate Vice President, Human Resources and Organizational Development at Kenneth Cole Productions. Mr. Fiske served in various Human Resource positions at The Timberland Company from 1995 to 1999. Mr. Fiske has also held positions in Human Resources at Nike, TJX Companies, May Department Stores, and Federated Department Stores.

Mr. O’Connell was appointed Executive Vice President, Real Estate, Legal, Store Planning & Construction, and Secretary in June 2008. Previously he served as Executive Vice President, Legal and Real Estate, and Secretary since November 2006. Mr. O’Connell joined The Talbots, Inc. in 1988 as Vice President, Legal and Real Estate, and Secretary, and became Senior Vice President, Legal and Real Estate, and Secretary in 1989. Prior to joining the Company, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

Mr. Poole joined The Talbots, Inc. as Executive Vice President, Chief Supply Chain Officer in June 2008. Prior to joining the Company, he was Senior Vice President, Chief Procurement Officer for Ann Taylor Stores Corporation from June 2007. Mr. Poole held various leadership positions at the Gap, Inc. from 1993 through 2006, including Senior Vice President of Sourcing and Vendor Development from August 2004 to February 2006, Senior Vice President of Corporate Administration, Architecture & Construction from August 2001 to August 2004, and Senior Vice President of Corporate Architecture and Construction from July 2000 to August 2001. Mr. Poole has also held leadership positions in supply chain management at Esprit de Corp. and The North Face, Inc.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.thetalbotsinc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These reports are also available at the Securities and Exchange Commission’s Internet website at www.sec.gov.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee, and the Executive Committee are posted on our website, www.thetalbotsinc.com, under “Investor Relations,” and are available in print to any person who requests copies by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham,

MA, 02043, or by e-mail at investor.relations@talbots.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 1A.	Risk Factors

The following risk factors are important to understanding any statements in this Report, in other filings with the Securities and Exchange Commission, and in any other discussions of our business. The following information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Report.

In addition to the other information set forth in this Report, the reader should carefully consider the following factors which could materially affect our liquidity, business, financial condition, or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties may also adversely affect our business, financial condition and operating results.

The following discussion of risk factors contains forward-looking statements as referred to in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The sustained and expanding adverse U.S. economic conditions continue to substantially impact our business.

The disruption in the capital and credit markets has reached unprecedented levels and has significantly and adversely impacted U.S. and global economic conditions and consumer discretionary spending. These continuing economic conditions substantially impact our sales, margins, cash flows, liquidity, results of operations and financial condition.

These economic conditions materially and adversely impact consumer confidence and consumer spending; our ability to forecast our continuing operations and operating results; our ability to execute and achieve our strategic, operational, restructuring and cost saving initiatives; our vendors and suppliers and the risk of any disruption in the supply of merchandise to us; our cash flows and other sources of funding of our continuing operations, strategic initiatives, restructure activities, debt service requirements, capital expenditures and the obligations arising in the normal operation of our business; the sale of our J. Jill business; and our ability to obtain additional or replacement financing at the times and in the amounts as may be needed. We are unable to predict the likely duration or ultimate severity of the U.S. economic conditions, and if the current and economic conditions continue or further deteriorate, our business, continuing operations, financial results, liquidity and financial position would be increasingly materially and adversely impacted. Further, a sustained economic downturn would likely cause a number of the risks that we currently face to increase in likelihood and scope.

We continue to incur net operating losses which may continue until U.S. economic conditions improve.

We have continued to incur net operating losses and our existing operations are not generating positive cash flow, which may continue until U.S. economic conditions and consumer discretionary spending improve. In response to these economic conditions and our sales and operating performance, we have taken the following working capital and other financing actions:

•	In April of 2009, we obtained a new $150.0 million secured revolving loan facility from AEON which matures upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to the lender. Funding under this facility is subject to mortgage and lien recordings and all necessary consents or waivers by existing lenders to the transactions contemplated by the agreement, including the granting of liens and mortgages in favor of AEON under the facility, without such lender requiring prepayment of its indebtedness or the establishment of a pari passu lien on the collateral in favor of such lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes.

•	In February of 2009 we refinanced through AEON our outstanding $200 million term loan, which now no longer requires scheduled principal amortization prior to the loan maturity date, which greatly added to our liquidity and financial flexibility, resulting in anticipated fiscal 2009 cash flow improvement of approximately $75 million. The facility matures on August 31, 2009, provided that we will have the option to extend the maturity for additional six month periods, up to the third anniversary of the loan closing date, which is February 27, 2012.

•	In February of 2009, AEON guaranteed our outstanding debt under our existing working capital facilities totaling $165 million, our existing revolving credit facilities totaling $80 million, and our existing $20 million term loan facility. In April of 2009 AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 16, 2010 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any lack of our financial resources caused by any such failure of refinancing. In April of 2009 AEON also confirmed its support for our working capital improvements initiatives for our merchandise payables management and that it will use commercially reasonable effort to provide us with financial support through loan or guarantee up to $25 million only if, and to the extent that, we may possibly fall short in achieving our targeted cash flow improvement for fall 2009 merchandise payables.

•	In July of 2008, we entered into a $50 million subordinated working capital term loan facility with AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), our majority shareholder and a wholly-owned subsidiary of AEON;

•	In early 2009, we eliminated all financial covenants ratios from our debt agreements.

Our ability to operate profitably and to generate positive cash flows is dependant upon many factors, including improvement in economic conditions and consumer spending and our ability to successfully execute our fiscal 2009 and longer term financial plan and our strategic initiatives.

We will need financing or other liquidity sources to replace or refinance our working capital and revolving credit facilities which are due to expire at various dates in 2009 and 2010, unless further extended or refinanced by the existing lenders or by AEON pursuant to its refinancing support letter, and for the AEON secured revolving loan facility when it matures in 2010, as well as for other debt as it matures. Further, while we currently anticipate, based on our current assumptions and forecast for fiscal 2009, that we have developed a financial plan for fiscal 2009 that if successfully executed will provide sufficient liquidity to finance our anticipated working capital and other currently expected cash needs for fiscal 2009, there nevertheless can be no certainty and we may need additional financing or credit availability for our near and longer term cash needs. Our ability to obtain additional financing depends upon many factors, including our financial projections and our prospects and creditworthiness, as well as external economic conditions and general liquidity in the credit markets. There can be no assurance that any of these efforts will be successful or, if successful, will be sufficient in the amounts or at the time needed.

We may not be able to achieve our expected improvement in operating results, working capital and cash flows.

As a specialty retailer dependent upon consumer discretionary spending, we expect to continue to face an extremely challenging fiscal 2009 as global economic conditions have continued into our fiscal 2009 first quarter and impacted our sales, cash flows and operating results. In response to these conditions, we have taken the following actions, among others:

•	In April of 2009 we obtained new working capital financing;

•	In February of 2009 we began to implement our $150 million expense reduction program;

•	We have indefinitely suspended our quarterly dividend and frozen our defined benefit pension plans;

•	We have reduced our fiscal 2009 planned capital expenditures by approximately 40% over fiscal 2008, and continue to control spending; and

•	We have been effectively managing our inventory, with year end fiscal 2008 inventories down 21.3% over the prior year, and we plan to continue to lower our inventory levels through effectively managing our inventory throughout fiscal 2009.

However, our ability to successfully achieve improvement in our operating results, working capital, and liquidity depends upon a significant number of factors, many of which are beyond our control, including:

•	the continuation or further worsening of general economic conditions;

•	our ability to obtain additional financing in the amounts we may need to fund our strategic plans, outstanding debt and operating losses;

•	extensions of the commitment and maturity dates of our existing credit facilities;

•	our ability to successfully execute other liquidity enhancing plans or transactions;

•	achieving our sales plan for fiscal 2009;

•	achieving our cash flow plan for fiscal 2009, particularly during our peak inventory build-ups in advance of principal selling seasons;

•	adequate and uninterrupted supply of merchandise, and continuation of merchandise purchases on open account purchase terms from merchandise vendors at expected levels and with extended invoice payment dates;

•	our ability to sell our J. Jill brand business on acceptable terms;

•	whether our strategic and cost saving actions will sufficiently improve our results, operating efficiencies, cash flows and liquidity;

•	our ability to reduce cash spending in amounts and at the times needed;

•	effective inventory management;

•	any unanticipated changes in expected cash flows and liquidity;

•	our ability to adequately respond to greater competitive pressures;

•	our ability to adequately respond to changing fashion trends and consumers’ response to our merchandise; and

•	our ability to adjust our operating plans in response to changing economic conditions.

We cannot provide assurances that any of these or other factors, plans and initiatives will be resolved or occur in our favor and, if not, our business, financial results and liquidity could be materially and adversely impacted.

We may not be able to extend the maturity dates of our existing credit facilities.

We currently have committed working capital facilities totaling $165 million with four banks with whom we have had a long-term relationship, and which expire in December 2009. We also currently have outstanding debt of $80 million under our revolving credit facilities with certain of these same lenders, which, unless further extended, currently have expiration dates on and before April 16, 2010. The revolving credit facilities with these lenders have been in place, at varying amounts, for a number of years and have generally matured for periods of up to not more than two years, subject to further extension in the discretion of the lender. We are customarily fully borrowed against each of these revolving loan facilities.

In February of 2009, AEON guaranteed the above working capital and revolving credit facilities, as well as a $20 million term loan. In April of 2009, AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 16, 2010 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any lack of our financial resources caused by any such failure of refinancing. Together with AEON, we are in discussions with each of these lenders to secure a further extension of the maturity date of the above working capital facilities and each of the revolving credit facilities, although there can be no assurance that we will be successful in these efforts.

If we are not able to obtain all or any of the above credit facilities refinancing or extensions from these lenders, we may need to obtain replacement financing or other alternative financing to replace any of our existing working capital, revolving loan or term loan facilities, or of any refinancing loan provided to us by AEON under its support letter to us. There can be no assurance that we will successfully consummate any such replacement financing or other transactions to replace any expiring or maturing financing.

Our 2009 financial and strategic plans are based on a number of material assumptions which may not occur.

Over the past eighteen months we have initiated a significant number of strategic and realignment actions and continue to develop further plans to improve our operating efficiency, our cash flows and liquidity, and our long term profitability. These initiatives have included workforce reductions, implementing operating initiatives designed to improve efficiencies and generate cost savings, closing underperforming stores, restructuring our business to a design-driven merchandise organization, benefit plan reductions, and other realignment initiatives. Our 2009 financial plan and strategic initiatives are based on a number of significant assumptions which we developed based on our historical information, current and expected economic conditions, and expectations and perceptions of our near-term and longer-term sales, financial results and cost savings, as well as many other assumptions. We have forecasted substantial cost savings from many of these initiatives based on a number of significant assumptions and expectations, which if achieved would improve cash flows and liquidity. The current economic environment makes it difficult to project or forecast the costs of and results to be achieved from these initiatives. There can be no assurance that our assumptions or expectations will prove to be accurate and it is likely that actual events, actions taken and results actually achieved will be materially different, and could be more costly, than what we have assumed or forecasted, which could have a material adverse impact on our results of operations, liquidity and financial position. Even if we are successful in executing these strategic and realignment plans, there can be no assurance that the results achieved will be sufficient to offset or sufficiently negate the impact of the current poor economic condition or our operating results.

Any disruption in our supply of merchandise would materially impact us.

All of our merchandise is manufactured to our specifications by third-party suppliers and intermediary vendors, most of whom are located outside the United States. Historically, our merchandise purchases had been pursuant to and secured by letter of credit arrangements in favor of our foreign suppliers and vendors and their credit sources. Beginning more than a year ago we moved substantially all of our merchandise suppliers and vendors to open account purchase terms with payments approximately 45 days after shipment. With the continuation of the global economic conditions and its impact on consumer discretionary spending and our sales, particularly during the second half of 2008 and into 2009, we extended many of our accounts payable terms to approximately 60 days. These cash management actions significantly improved cash flow and we plan to continue this accounts payable management going forward. These payment terms have increased pressure from our merchandise vendors for payment in accordance with terms and have also increased pressures on these vendors from their own credit sources. While these extended payment terms have not to date resulted in any material interruption in our merchandise supply, there can be no assurance that one or more of our vendors may not slow or cease shipments or require or condition their sale or shipment of merchandise on more stringent payment terms. Our suppliers and vendors could respond to any actual or apparent decrease in our liquidity or negative financial results by requiring or conditioning their sale of merchandise to us on much more stringent payment terms, such as requiring standby letters of credit, earlier or advance payment of invoices or payment upon delivery, or other assurances or credit support. If this was to occur and we did not or were not able to adequately respond, it could disrupt our supply of merchandise and could require us to find other vendors, which may not be available at the times needed.

If our goodwill or other intangible assets become further impaired, we may need to record significant non-cash impairment charges.

We review our goodwill and other intangible assets for impairment annually, or when events indicate that the carrying value of such asset may be impaired. Due to the declines in our sales, stock price, and market capitalization that occurred in the fiscal 2008 fourth quarter, we were required to perform an interim test of our Talbots brand goodwill and trademark for impairment. After completion of the tests, we concluded that no impairment existed as of January 31, 2009. We review the carrying value of our assets for potential impairment using a combination of a discounted cash flow approach and a market value approach. If an impairment is identified, the carrying value is compared to our estimated fair value and provisions for impairment are recorded as appropriate. Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are based upon our experience, knowledge and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict. The carrying value of our assets may also be impacted by such factors as declines in stock price and in market capitalization. The recent macro-economic conditions have impacted both our performance as well as our stock price and market capitalization, and it is difficult to predict how long these economic conditions will continue, whether they will continue to deteriorate, and which aspects of our business may be adversely affected. These conditions and the continuation of these conditions could impact the fair value of our goodwill and other intangible assets and could result in future material impairment charges, which would adversely impact our results of operations.

Due to the announcement to pursue the sale of our J. Jill business, we were required to estimate the fair value of this business, which resulted in an impairment charge of approximately $186 million in the third quarter of 2008 which is reflected in discontinued operations. Additionally, due to the current volatility in the economic environment and the decline in our stock price and market capitalization, we further reduced the fair value of the J. Jill brand business in the fourth quarter of 2008 and recorded an additional impairment charge of approximately $131 million, which is reflected in discontinued operations. Although we believe that we will sell the J. Jill business within the next year, we cannot provide assurances that a sale of the brand business will occur. If the sale does not occur or if the proceeds are less than we currently estimate, we may have to recognize further material impairments, which would adversely impact our results of operations.

We will need sufficient liquidity to fund the closing of our underperforming stores.

We regularly assess our portfolio of stores for profitability and we close underperforming stores when appropriate. Our strategic and realignment plans include closing underperforming stores in order to reduce operating losses and to achieve improved long term profitability of our store base. The current economic conditions, which are expected to continue through fiscal 2009 and possibly beyond, may require us to close an increasing number of underperforming stores. Substantially all of our stores are leased, with lease terms continuing for up to ten years or more, and we have significant annual rent and other amounts due under each lease. While in closing underperforming stores we endeavor to negotiate with landlords the amount of remaining lease obligations, there is no assurance we will reach acceptable negotiated lease settlements, particularly in the current economic environment. As a result, costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations. The estimated costs and charges associated with store closings are also based on management’s assumptions and projections and actual amounts may vary materially from our forecasts and expectations. Further, in light of the current economic environment, many other retailers have publicly announced plans to reduce their store bases and to close a number of their retail stores, many of which are in the same leased locations and with the same landlords as the stores we operate, including those stores that we currently have developed plans to close or in the future may determine to close. As a result, negotiations for lease terminations with these landlords may be less favorable than in the past.

There can be no assurance of our success in selling our J. Jill business, nor the price or terms of such sale, and if a sale is consummated we may remain contingently responsible for certain risks and obligations.

In November 2008, we announced our plan to sell J. Jill and we are actively pursing the sale at this time. We report our J. Jill financial results as discontinued operations. There can be no assurance that a sale or other disposition of the J. Jill business will be consummated on favorable terms or on terms we would find acceptable. If such disposition is not consummated, our Board of Directors and management and its advisors would need to review and consider all strategic alternatives concerning the J. Jill business, under any of which alternatives we would expect to incur substantial costs. Depending on the structure of the sale, we may not be able to isolate ourselves from and may likely remain contingently liable for certain obligations and liabilities transferred as part of the J. Jill business, including those related to litigation, contracts, leases and other obligations. If there were to occur any material default on any such obligation following a sale which the buyer fails to satisfy or fully indemnify us against, it could have a material negative impact on us. Further, while the terms of leases generally permit transfers of leases without third party consent under specified conditions, which vary from lease to lease, there can be no assurance that those conditions will apply in each case. Furthermore, with respect to a buyer of the J. Jill business, we would need to rely on that party’s creditworthiness as a counterparty.

Our level of indebtedness impacts our ability to respond to the changes in the economy.

Our current level of indebtedness requires significant interest payments and will require substantial principal repayment, when and as due, which reduces the funds available for other purposes, limits our ability to obtain additional financing, and makes us more susceptible to further declines in economic conditions and to a lengthy recessionary cycle. Further, additional debt levels will increase our debt service costs and, absent improvement in general economic conditions and in consumer discretionary spending, make it more difficult to satisfy our obligations including our debt service obligations. There is no assurance that we will at all times be able to generate sufficient cash flows from operations for these debt obligations and our other obligations, in which event we would be required to seek additional debt or equity financing, including seeking to sell, collateralize or securitize certain of our assets, which may not be available at the times or amounts needed.

We are subject to credit risk and to potential increased defaults and delinquencies on our customer charge card account portfolio.

We extend credit to our customers for merchandise purchases through our proprietary charge card facilities. While we monitor our charge card account portfolio and we believe that our charge card account portfolio continues to be sound, the deteriorated economic environment and increasingly high levels of unemployment may lead to higher customer delinquencies and defaults. There can be no assurance that our credit risk monitoring or our monitoring of our charge card account portfolio will guard against or enable us to adequately and timely respond to any increased risk of or actual increased customer delinquencies or defaults, which could materially and negatively impact the value of our charge card portfolio, our results of operations and liquidity, and our ability to securitize that portfolio on favorable or acceptable terms.

Any customer concerns with our long term sustainability as a business may impact our merchandise sales.

In addition to the significant negative impact on consumer discretionary spending resulting from the general economic conditions, if our customers perceive any uncertainty as to our long term success, profitability or sustainability, they may choose to spend less with us, including purchases of our gift cards redeemable for merchandise in the future, which accounts for significant sales particularly during holiday selling seasons. Any such decrease in consumer spending in our stores or over the Internet would negatively impact our sales, results of operations and cash flows.

If we do not meet the NYSE continued listing requirements, our common stock may be delisted.

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may take action to delist our common stock. The continued listing requirements of the NYSE applicable to us require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days and that the average global market capitalization over a consecutive 30 trading-day period be at least $75 million. The application of the continued listing requirement regarding average closing price has been suspended temporarily until June 30, 2009, but there can be no assurance that the NYSE will extend this temporary suspension beyond that date. If we are notified by the NYSE that we have not met continued listing requirements, we generally would have a six-month period to take action to meet the minimum price requirements, and potentially up to an eighteen-month period to take action to meet minimum market capitalization requirements, before our common stock could be suspended for trading or delisted, subject to continued compliance with other NYSE continued listing criteria.

We would intend to take steps to cure any such non-compliance should we fall below the NYSE’s requirements, but if at the end of any cure period, we are unable to satisfy the NYSE criteria for continued listing; our common stock would be subject to delisting. Even if a listed company meets the numerical continued listing criteria, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems appropriate and will consider factors such as unsatisfactory financial condition or operating results. A delisting of our common stock would negatively impact us by, among other factors, reducing the liquidity and likely market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, each of which would negatively impact our stock price as well as our ability to raise equity financing.

Our loan agreements contain provisions which may restrict our operations and proposed financing and strategic transactions.

There are various covenants and other restrictions in our loan agreements which among other things restrict our ability to pay dividends and restrict our ability to borrow additional funds, dispose of or pledge or collateralize certain assets, or engage in mergers or other business combinations without lender consent.

Under the terms of our term loan agreement with AEON, we are subject to mandatory prepayment obligations as follows: 50% of excess cash flow; 100% of net cash proceeds of any sale of J. Jill and 75% of net cash proceeds on any other asset sales or dispositions; and 100% of net cash proceeds of any non-related party debt issuances and 50% of net cash proceeds of any equity issuances (subject to such exceptions the lender may agree to).

In addition, under each of our AEON and AEON (U.S.A.) loan facilities, we may not incur, assume, guarantee or otherwise become or remain liable with respect to any indebtedness other than permitted indebtedness as defined in the agreement. Written consent of AEON in its discretion in its capacity as lender is required prior to incurrence of indebtedness, liens, fundamental changes (including mergers, consolidations, etc.), dispositions of property (including sales of stock of subsidiaries), dividends (and other restricted payments), investments, transactions with affiliates and other related parties, sale leaseback transactions, swap agreements, changes in fiscal periods, negative pledge clauses, and clauses restricting subsidiary distributions, all on terms (and exceptions) set forth in the loan agreements. We are also limited in our ability to purchase or make commitments for capital expenditures in excess of amounts approved by AEON in its capacity as lender.

Any of the above requirements could reduce our flexibility by limiting, without lender consent, our ability to borrow additional funds or enter into dispositions or collateralizations or securitizations of our assets or other significant transactions. Further, if we default under our loan agreements, any amounts outstanding could become due and payable prior to their maturity dates, in which case absent replacement financing we would not have sufficient liquidity to satisfy this debt. Due to cross-default provisions in our loan agreements, a default under one of our loan agreements could be cause for the acceleration of outstanding debt under other of our loan agreements.

The $150.0 million secured revolving loan has a maturity date of the earlier to occur of (i) April 17, 2010 or (ii) consummation of one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount of $150.0 million, approved in advance by the lender and in form and substance satisfactory to the lender.

We recently suspended payment of dividends on our common stock and we cannot predict when payment of dividends may resume, if at all.

As part of our strategic and cost saving initiatives, we announced on March 2, 2009 that we had suspended payment of the regular dividend on our common stock. Dividends on our common stock had been paid regularly since we began as a public company in 1993. There is no assurance as to when, if at all, we will resume dividend payments on our common stock. Payment of dividends is also subject to contractual restrictions under our term loans with AEON, and are also subject to restrictions and limitations under Delaware corporate law and other applicable statutory and common law, which may limit payment of dividends in the future.

We may not be able to maintain proper inventory levels.

Customer demand is difficult to predict since the design process begins well in advance of the date the products are to be sold. We must anticipate trends and customer demand well ahead of time in order to accurately maintain inventory levels. This lag in lead time makes responding to changes quickly difficult and any misjudgments in customer preferences can be detrimental to earnings as well as customer satisfaction.

In addition, we have and are continuing to take significant steps to improve inventory management, such as managing leaner inventories, changing our markdown cadence, and the implementation of a price optimizing software tool. We cannot provide assurance that these steps will continue to be successful in improving merchandise gross margins. Moreover, inventory levels in excess of customer demand result in inventory markdowns and movement of the inventory to our outlet facilities to be sold at discount or closeout prices which would negatively impact operating results and could impair our brand image. In contrast to that scenario, if we underestimate customer demand or for any other reason fail to supply adequate levels of quality products in a timely manner, we could experience inventory shortages resulting in missed sales opportunities, negative impact on customer loyalty and loss of revenues. The inability to fill customer orders efficiently could lower customer satisfaction and could cause customers to go to an alternate source for the desired products. This lowered level of customer satisfaction and improper inventory levels could adversely affect our operations.

We may continue to experience fluctuations in operating results.

Our annual and quarterly operating results have fluctuated, and are expected to continue to fluctuate. Among the factors that may cause our operating results to fluctuate are customers’ response to merchandise offerings, closing existing stores and concepts, the timing of merchandise receipts, changes in merchandise mix and presentation, our cost of merchandise, unanticipated operating costs, and other factors beyond our control, including the general economic conditions experienced over the past twelve months as well as actions of competitors. As a result, period-to-period comparisons of historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

Our overseas merchandise purchasing strategy makes it vulnerable to a number of risks.

We purchase a significant portion of our merchandise directly from foreign sources. Approximately 84% of our Talbots brand merchandise purchased in 2008 was purchased directly from foreign sources. In addition, goods purchased from domestic vendors may be sourced abroad by such vendors. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	political and economic instability;

•	imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the U.S. from countries in a region where we do business;

•	imposition of duties, taxes, and other charges on imports;

•	natural disasters and public health concerns;

•	potential delays or disruption in shipping and related pricing impacts; and

•	local business practices and political issues, including issues relating to compliance with domestic or international labor standards.

We cannot predict whether the foreign countries in which our apparel and accessories are currently manufactured or any of the foreign countries in which our apparel and accessories may be manufactured in the future will be subject to import restrictions by the U.S. government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, applicable to apparel items could affect the importation of apparel and, in that event, could increase the cost or reduce the supply of apparel available to us and adversely affect our operations.

We rely on third party manufacturers for our merchandise, including many foreign sources of merchandise. We have an extensive, formal program requiring all of our manufacturers to comply with applicable labor laws and acceptable labor practices. Any failure to comply with applicable labor laws and practices by any of these manufacturers could materially harm our reputation with our customers as well as disrupt our supply of merchandise.

If we fail to maintain the value of our brand, sales are likely to decline.

Our success will depend upon our ability to effectively define, evolve, and promote our Talbots brand. The Talbots brand name and “tradition transformed” niche is integral to the success of our business. Maintaining, promoting, and positioning our brand will depend largely on the success of the brand’s design, merchandising, and marketing efforts and the ability to provide a consistent, high quality customer experience. Additionally, we may need to increase investments in the development of our brand through various means, including customer research, prospecting, advertising and promotional events, direct mail and Internet marketing. While we believe that our objectives will help to build brand awareness and attract new customers, we cannot provide assurance that we will have sufficient cash resources in fiscal 2009 necessary to further develop our brand or that our efforts will result in increased sales or profitability. Additionally, our brand could be adversely affected if our public image is tarnished by negative sales or poor operating performance.

Talented personnel are critical to our success. We cannot assure that the current management team or the additions to our executive leadership team will result in increased profitability for us.

Our success and ability to properly manage our growth depends to a significant extent on both the performance of our current executive and senior management team and our ability to attract, hire, motivate, and retain qualified and talented management personnel in the future. During 2007 and 2008, we hired a number of new key senior executives in the areas of brand leadership, creative, merchandising, marketing, finance, sourcing, and merchandise inventory planning and allocation. There can be no assurance that the new key hires will be successful in achieving better sales and other operating results or long-term profitability for us. Our inability to retain key personnel, or the loss of service of any other key employees, would likely adversely impact our results of operations.

A major failure of our information systems could harm the business.

We depend on information systems to manage our operations. Our information systems consist of a full range of retail, financial, and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting, and distribution. We regularly make investments to upgrade, enhance, or replace such systems and believe they meet industry standards. Any delays or difficulties in transitioning to these new systems, or in integrating these systems with our current systems, or any disruptions affecting our information systems, could have a material adverse impact on our operations.

Certain members of our Board of Directors are affiliated with our majority shareholder, which may create potential conflicts of interest.

From time to time we enter into transactions with AEON and its subsidiaries, including AEON (U.S.A.). Certain of our directors, including the chairman of our Board of Directors, are executives of or otherwise affiliated with AEON and AEON (U.S.A.). As a result of these relationships, potential conflicts of interest may arise which could influence business decisions affecting us or transactions entered into between us and AEON and AEON (U.S.A.) and the terms of those transactions, including any loan or other similar arrangement. In July 2008, February 2009, and April 2009, we entered into loan agreements with AEON and AEON (U.S.A.), the terms of which are described in Current Reports on Form 8-K filed on July 18, 2008, March 2, 2009, and April 14, 2009, respectively. The principal terms of these transactions were reviewed with and approved by our independent Audit Committee, and we expect that any material arrangement entered into with AEON or AEON (U.S.A.) in the future would be similarly reviewed. However, there can be no assurance that the terms of any such transaction or arrangement between AEON, or AEON (U.S.A.) and the Company would be as favorable as any terms that could be achieved as the product of arms’ length negotiations with unaffiliated third parties. Related person transactions between us and AEON or AEON (U.S.A.), as well as our policy and procedures for approving any related person transactions, are described in our proxy statements filed annually in connection with our Annual Meeting of Shareholders.

The foregoing list of risk factors is not intended to be exhaustive. We cannot assure that we have identified and discussed all of the significant factors which might affect our operations, results of operations or financial condition. Investors are urged to review this entire Annual Report as well as all of our other public disclosures and our filings with the SEC, all of which may be found on our website at www.thetalbotsinc.com under “Investor Relations”.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below presents certain information relating to our properties at January 31, 2009:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Talbots brand headquarters	Own (44 acres)
Quincy, Massachusetts	126,869	J. Jill brand headquarters	Lease
Lakeville, Massachusetts	933,000	Talbots brand distribution center and fulfillment center	Own (115 acres)
Tilton, New Hampshire	573,000	J. Jill brand distribution center, fulfillment center, and telemarketing center	Own (360 acres)
Tampa, Florida	51,736	Systems center	Lease
Knoxville, Tennessee	37,656	Telemarketing center	Lease
New York, New York	55,697	Product development office	Lease
Hong Kong	10,455	Merchandise sourcing liaison office	Lease
India	3,913	Merchandise sourcing liaison office	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
587 Talbots brand stores throughout the U.S. and Canada	4,207,528	Retail stores	Own and lease (a)
283 J. Jill brand stores throughout the U.S.	1,090,546	Retail stores	Lease

(a)	We own the property for five of our 587 Talbots stores.

We believe that our operating facilities and sales offices are adequate and suitable for our current needs; however, our long-term growth may require additional office and distribution space to service our operations in the future.

At January 31, 2009, we operated 870 stores; all but five were leased. The leases typically provide for an initial term between 10 and 15 years, with renewal options permitting us to extend the term between five and 10 years thereafter. We generally have been successful in renewing our store leases as they expire. Under most leases, we pay a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of leases, we have a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require us to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. Most of our lease arrangements provide for an increase in annual fixed rental payments during the lease term.

At January 31, 2009, the current terms of our store leases (assuming solely for this purpose that we exercise all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases (a)(b)(c)

2009-2010	84
2011-2013	221
2014-2016	209
2017 and later	383

(a)	Certain leases have more than one concept included within the leased premises.

(b)	Includes 283 J. Jill store leases.

(c)	Includes nine Talbots and five J. Jill executed leases related to future stores not yet opened at January 31, 2009.

Item 3.	Legal Proceedings.

We are a party to certain legal actions arising in the normal course of our business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liabilities individually and in the aggregate are not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the trading symbol “TLB.” Information regarding the high and low sales prices per share of common stock in 2008 and 2007 is set forth in Note 19, Quarterly Results, to our consolidated financial statements included in Item 15.

The payment of dividends and the amount thereof is determined by the Board of Directors and depends upon, among other factors, our earnings, operations, financial condition, sufficient line of credit facilities, credit extended from merchandise vendors, availability of letter of credit facilities, capital and other cash requirements, and general business outlook at the time payment is considered. Certain of our debt agreements prohibit the payment of dividends without lender approval. Information regarding our payment of dividends for 2008 and 2007 is set forth in Note 19, Quarterly Results, to our consolidated financial statements included in Item 15. In February 2009, our Board of Directors approved the suspension of our quarterly dividend indefinitely.

The number of holders of record of our common stock at April 10, 2009 was 545.

A summary of our repurchase activity under certain equity programs for the thirteen weeks ended January 31, 2009 is set forth below:

			Approximate Dollar
			Value of Shares
			that May Yet Be
	Total Number of	Average	Purchased Under the
	Shares	Price Paid	Equity Award
Period	Purchased(1)	per Share	Programs(2)

November 2, 2008 through November 29, 2008	2,100	$0.01	$18,900
November 30, 2008 through January 3, 2009	8,207	1.71	20,377
January 4, 2009 through January 31, 2009	94,233	0.25	18,957

Total	104,540	$0.66	$18,957

(1)	We repurchased 88,525 shares in connection with stock forfeited by employees upon termination prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

We also repurchased 16,015 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $2.32 per share.

(2)	As of January 31, 2009, there were 1,895,660 shares of nonvested stock that were subject to buyback at $0.01 per share, or $18,957 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.

Additionally, we did not have any shares available to be repurchased under any announced or approved repurchase program or authorization as of January 31, 2009.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholders’ return on our common stock on a year end basis, using the last day of trading prior to our fiscal year end, from January 30, 2004, through January 30, 2009, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Dow Jones U.S. General Retailers Index for the same period. Returns are indexed to a value of $100 and assume that all dividends were reinvested.

Comparison of Cumulative Five-Year Total Return of The Talbots, Inc.,
S&P 500 Index, and Dow Jones General Retailers Index

	Base	Indexed Returns
	Period	for the Years Ended
Company/Index	1/30/04	1/28/05	1/27/06	2/02/07	2/01/08	1/30/09
The Talbots, Inc.	$100.00	$80.64	$89.95	$78.02	$31.35	$7.38

S&P 500 Index	$100.00	$105.34	$117.59	$135.22	$132.78	$80.51

Dow Jones U.S. General Retailers Index	$100.00	$106.49	$112.80	$123.93	$111.33	$76.82

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

The following selected financial data has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 below and the consolidated financial statements and notes thereto included in Item 15 below.

	Year Ended
	January 31,		February 2,		February 3,	January 28,	January 29,
	2009		2008		2007	2006	2005
	(52 weeks)		(52 weeks)		(53 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share data)

Statement of Operations Information:
Net sales from continuing operations	$1,495,170		$1,708,115		$1,772,306	$1,703,014	$1,595,206
Operating (loss) income from continuing operations	(98,389)		35,204		114,596	$169,367	$166,170
Net (loss) income from continuing operations	(139,521	)(a)(d)	43	(a)	56,876	166,202	110,981
Net (loss) income	$(555,659	)(b)(d)	$(188,841	)(b)	$31,576	93,151	95,366
Per share data:
Basic
(Loss) income per share from continuing operations	$(2.61)		$—		$1.08	$1.97	$2.02
Net (loss) income per share	$(10.40)		$(3.56)		$0.60	$1.76	$1.73
Diluted
(Loss) income per share from continuing operations	$(2.61)		$—		$1.06	$1.93	$1.97
Net (loss) income per share	$(10.40)		$(3.56)		$0.59	$1.72	$1.70
Weighted average number of shares of common stock outstanding
Basic	53,436		53,006		52,651	52,882	54,969
Diluted	53,436		53,006		53,485	54,103	56,252
Cash dividends per share(c)	$0.52		$0.52		$0.51	$0.47	$0.43
Balance Sheet Information:
Working capital (deficiency)	$(13,680)		$208,803		$262,609	$376,204	$324,759
Total assets	971,293		1,502,979		1,748,688	1,146,144	1,062,130
Total long-term debt, including current portion	308,377		389,027		469,643	100,000	100,000
Stockholders’ (deficiency) equity	$(178,097)		$454,779		$643,311	$626,968	$588,588

(a)	During 2008 and 2007, we recorded charges of $17.8 million and $3.7 million relating to our restructuring activities, which are discussed in Note 5, Restructuring Charges, to our consolidated financial statements.

(b)	During 2008 and 2007, we recorded impairment charges relating to the J. Jill brand of $318.4 million and $149.6 million, respectively, which are included in discontinued operations.

(c)	In February 2009, our Board of Directors approved the indefinite suspension of our quarterly dividends.

(d)	In the fourth quarter of 2008, we recorded a valuation allowance of $61.0 million on substantially all of our deferred tax assets which is included in net loss from continuing operations. We also recorded a valuation allowance of $129.4 million which is included in discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with these statements and the notes thereto.

We follow the National Retail Federation’s fiscal calendar. Where a reference is made to a particular year or years, it is a reference to our 52-week or 53-week fiscal year. For example, “2008” and “2007” refers to the 52-week fiscal year ended January 31, 2009 and February 2, 2008, respectively and “2006” refers to the 53-week fiscal year ended February 3, 2007.

Operating results discussed below are from continuing operations, which include our Talbots Misses, Petites, Woman, Collection, and Accessories & Shoes concepts. Results from our Kids, Mens, U.K., and J. Jill businesses have been classified as discontinued operations for 2008, 2007, and 2006 and are discussed separately below.

Comparable stores are those that were open for at least one full fiscal year. When a new Talbots Petites store or Talbots Woman store is opened adjacent to or in close proximity to an existing comparable Talbots Misses store, such Talbots Misses store is excluded from the computation of comparable store sales for a period of 13 months so that the performance of the full Talbots Misses assortment may be properly compared.

Business Overview

Overall, 2008 proved to be a challenging and disappointing year, especially in the back half of the year as the volatility and disruption to the capital and credit markets reached unprecedented levels leading to the deterioration of the U.S. economic environment. Consumers became cautious in their discretionary spending, significantly impacting our sales, operating results, and cash flows for the year and these conditions have continued into the first quarter of 2009. For the year ended January 31, 2009, our comparable store sales declined by 14.2%. We reported a net loss of $139.5 million, which included restructuring charges of $17.8 million, compared to net income of less than $0.1 million in 2007, including restructuring charges of $3.7 million.

Recent Developments

Our industry has historically been impacted by economic recessions. Our results are dependent on a number of factors impacting consumer spending such as but not limited to the general economic outlook, consumer confidence, the level of customer traffic in our stores, wages and unemployment rates, the housing market, consumer debt levels, availability of consumer credit, and fuel and energy costs. The current volatility of the U.S. economic environment reached unprecedented levels in 2008 and has significantly adversely impacted economic conditions, resulting in significant recessionary pressures, declines in employment levels, lower disposable income, and declines in consumer confidence. The current economic environment has been characterized by a significant decline in consumer discretionary spending and has particularly affected the fashion apparel industry. We expect these economic conditions to continue throughout 2009 and possibly beyond. This could lead to continued declines in consumer spending over the foreseeable future and will likely continue to have a material adverse impact on our business, liquidity, financial condition, and results of operations.

During 2008, our sales declined by 12.5% from the prior year. During the fourth quarter of 2008, our comparable store sales were down 24.6% and our total sales were down 23.3%. We believe this decline in sales will continue throughout 2009 and possibly beyond. We have taken actions to reduce spending in an effort to offset the decline in sales and to realign our business accordingly. However there can be no assurance that our actions will be sufficient to produce operating profits or positive operating cash flows. See further discussion of management’s plan in the Liquidity and Capital Resource section below.

Progress on our strategic plan

In October 2007, we initiated a comprehensive strategic review of our business and engaged a leading global consulting firm to assist us in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill brand, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which we developed a three-year strategic plan. In April 2008 we announced our strategic plan for long-term growth and significant productivity improvement.

Given that the retail industry continues to face unprecedented uncertainty and volatility, we are focusing on what is within our control to best manage the business and at the same time we are staying the course in moving forward with the implementation of our strategic plan. We are still in the early stages of implementation, given that this is a three-year plan, and we have accomplished a great deal in redefining our business. Despite the environment, we are seeing certain positive signs from our efforts to rebuild and strengthen our Company. During 2008, we focused on implementing strategic initiatives that we believe will have the most impact on the performance of our business, including streamlined operations, improved inventory management, improved product content and flow, and innovative marketing and customer contact programs.

Redirecting resources and concentrating on reinvigorating and rebuilding our core Talbots brand.  By the end of the third quarter of 2008, we completed the closing of our Kids, Mens, and U.K. businesses. In light of the current economic environment and after thorough strategic review of the businesses, we concluded that these non-core businesses were not demonstrating sufficient potential to deliver acceptable long-term return on investment. Additionally, in October 2008, our Board of Directors approved the plan to sell the J. Jill business so that we may focus exclusively on our core brand. Further, as part of our strategic initiatives, we are monitoring stores in our Talbots brand core concepts to identify stores that are underperforming and closing stores when appropriate. We currently plan on closing approximately 16 Talbots brand stores in 2009, of which a significant portion relate to lease renewals that will not be exercised. We will continue to review our Talbots brand store portfolio, which could lead to further store closings.

Streamlining operations and improving overall reduction in cost structure.  In June 2008, we executed our plan to reduce our corporate headcount by approximately 9% across multiple locations and at all levels. The reduction in headcount was intended to streamline operations and provide greater efficiencies throughout the organization. Additionally in February 2009, we announced and executed our plan of reducing our corporate headcount by approximately 17%, or approximately 370 positions. We believe this action will result in 2009 savings of approximately $22 million.

Improving inventory management.  Despite the significant declines in store sales in 2008 especially in the fourth quarter, we were able to maintain merchandise gross margins relatively flat in comparison to 2007. We accomplished this though our efforts to improve inventory management and product content. To effectively manage inventory levels, we changed our promotional cadence to monthly markdowns rather than our historical four clearance sales events, held a leaner inventory position, concentrated on better product flow and content, adopted a new price optimization tool, and presented a stronger visual presentation of our merchandise across all channels. We believe that our continued efforts to effectively manage inventory will improve product margins in 2009.

Improving product content.  In the third quarter of 2008, we presented our first product deliveries under the leadership of our new creative merchandising, and marketing teams that were formed in late 2007 and 2008. The Talbots brand fall 2008 consumer purchase plan study revealed that customer reaction to our new redesigned fall merchandise improved 10% over the fall of 2007. Additionally, our study that was performed in January 2009 revealed that our new redesigned merchandise improved 5% over fall of 2008. These are the first gains in positive customer sentiment since 2004. Additionally, our new creative team has introduced our refreshed Talbots brand image beginning in our June 2008 catalogs. We believe that the redesigned catalogs have gained positive customer response. In 2008 we also executed our strategy to ensure that our product is presented similarly across all channels in an effort to drive improved multi-channel business.

Innovating marketing and customer contact programs.  In an effort to drive customer traffic, we increased prospecting in 2008. We contacted our customer with greater frequency and with a variety of innovative offerings. In the fall of 2008, we increased total catalog circulation by 15% to strengthen relations with existing customer, prospect new customers, and drive reactivation of our lapsed customer. Our efforts yielded a solid increase in response rate of our existing and lapsed customers. In 2009, in an effort to manage our spending, we plan to decrease catalog circulation to approximately 34 million from 55 million in 2008.

Although we have made progress in our strategic plan to rejuvenate our Talbots brand and streamline our operations during 2008, the ongoing impact of the global economic crisis on our business demanded that we take further immediate and decisive action to drive greater efficiencies throughout our organization. See Financing and cost reduction plan discussion below.

Financing and cost reduction plan

New Financing.  In April of 2009, we obtained a new $150.0 million secured revolving loan facility from AEON which matures upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to the lender. Funding under this facility is subject to mortgage and lien recordings and all necessary consents or waivers by existing lenders to the transactions contemplated by the agreement, including the granting of liens and mortgages in favor of AEON under the facility, without such lender requiring prepayment of its indebtedness or the establishment of a pari passu lien on the collateral in favor of such lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes. In February of 2009, AEON guaranteed our outstanding debt under our existing working capital facilities totaling $165 million, our existing revolving credit facilities totaling $80 million, and our existing $20 million term loan facility. In April of 2009, AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and prior to April 16, 2010 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any lack of our financial resources caused by any such failure of refinancing. In April of 2009, AEON also confirmed its support for our working capital improvements initiatives for our merchandise payables management and that it will use commercially reasonable effort to provide us with financial support through loan or guarantee up to $25 million only if, and to the extent that, we may possibly fall short in achieving our targeted cash flow improvement for fall 2009 merchandise payables.

Refinancing.  In February 2009, we obtained a new $200 million term loan facility from AEON, which was used to repay all of the outstanding indebtedness under the Acquisition Term Loan Agreement related to the 2006 J. Jill acquisition. Since the facility requires interest-only payments until maturity in 2012, we anticipate that the new loan will improve our fiscal 2009 cash flow by approximately $75 million.

Additionally, in 2009, we completed the conversion of our $165 million uncommitted working capital facilities to committed lines. We believe that the conversion to committed lines provided us with greater stability in our liquidity position. We are currently in discussion with our lenders to extend the commitment and maturity dates of these working capital facilities beyond the current December 2009 commitment termination dates, although there can be no assurance that these efforts will be successful.

Expense reduction program in the amount of $150 million.  We plan on continuing our major cost cutting initiatives in 2009 designed to further streamline our organization, substantially reduce selling, general, and administrative costs. Such initiatives included a reduction of approximately 17% of our corporate headcount, as discussed above; changes to the employee related benefits including suspension of our matching contributions to the 401(k) plan, increased employee health care contributions, elimination of 2009 merit increases, and broad-based, non-employee overhead actions primarily in the areas of administration, marketing, and store operations; and the reduction of approximately 40% in capital expenditures in 2009 in comparison to 2008. We expect our expense reduction program to contribute to cost savings of at least $100 million in 2009.

Other liquidity and cash flow improvements.  In March 2009 we announced the indefinite suspension of our quarterly dividends, which is expected to result in $29 million of cash savings in fiscal 2009, and the freeze of the Talbots define benefit pension plans, effective May 1, 2009, which is expected to result in $9 million of expense savings in 2009.

Looking ahead to 2009 and beyond

We were disappointed with our operating performance during 2008. However, we realize that the specialty apparel retail segment of the industry as a whole, experienced unfavorable results. We believe that we are taking the appropriate steps to attempt to improve our performance in 2009 and beyond.

We believe that our success in the future will depend on our ability to navigate through an extremely difficult economic environment and challenging market conditions, execute on our strategic initiatives and cost reduction programs, design and deliver merchandise that is accepted by our customers, and source the manufacturing and distribution of our products on a more competitive and efficient basis. As general consumer confidence strongly influences our operating results, it is difficult to ascertain if our initiatives will be achieved and whether we will be successful in achieving improved operating performance in 2009 and beyond.

Results of Operations

Cost of sales, buying and occupancy expenses are comprised primarily of the cost of product merchandise, including inbound freight charges; shipping, handling and distribution costs associated with our catalog operations; salaries and expenses incurred by our merchandising and buying operations; and occupancy costs associated with our retail stores. Occupancy costs consist primarily of rent and associated depreciation, maintenance, property taxes, and utilities.

Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to catalog production and telemarketing; advertising and marketing costs; the cost of our customer loyalty program; costs related to management information systems and support; and the costs and income associated with our credit card operations. Additionally, costs associated with our warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs for 2008, 2007 and 2006 were approximately $27.6 million, $24.6 million, and $23.9 million, respectively.

Our gross margins may not be comparable to certain other companies, as there is diversity in practice as to which costs companies include in selling, general and administrative expenses and cost of sales, buying and occupancy expenses. Specifically, we include the majority of the costs associated with our warehousing operations in selling, general and administrative expenses, while other companies may include these costs in cost of sales, buying and occupancy expenses.

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	70.2%	66.9%	65.1%
Selling, general and administrative expenses	35.0%	30.6%	28.5%
Restructuring charges	1.2%	0.2%	0.0%
Impairment of store assets	0.2%	0.2%	0.0%
Operating (loss) income from continuing operations	(6.6)%	2.1%	6.4%
Interest expense, net	1.4%	2.0%	1.4%
(Loss) income before taxes	(8.0)%	0.1%	5.0%
Income tax expense	1.3%	0.1%	1.8%
Net (loss) income from continuing operations	(9.3)%	(0.0)%	3.2%

2008 Compared to 2007

Continuing Operations

Net Sales

Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include our catalog and Internet channels. The following table shows net retail store sales and net direct marketing sales for 2008 and 2007 (in millions).

	January 31,	February 2,
	2009	2008

Net retail store sales	$1,261.6	$1,445.4
Net direct marketing sales	233.6	262.7

Total net sales	$1,495.2	$1,708.1

Net sales in 2008 were $1,495.2 million compared to 2007 net sales of $1,708.1, a decrease of $212.9 million, or 12.5%.

Retail Stores

Retail store sales in 2008 decreased by $183.8 million, or 12.7%, in comparison to retail store sales in 2007. Reflected in Talbots retail store sales was a $187.6 million, or 14.2%, decline in comparable store sales for the period, driven by a 13.2% decline in transactions. We believe that the brand’s negative sales results were impacted by a weak customer response to the brand’s spring merchandise and timing of promotional events earlier in the year, coupled with the effects from the economic crisis and pressures on consumer spending later in the year. We began to see a steep decline in customer traffic in mid-September as the financial crisis unfolded. Throughout the remainder of the year, it was more challenging to drive customer traffic as we believe that our customer was becoming more cautious and thoughtful regarding her discretionary spending given the substantial economic uncertainty. As a result, we were forced to become more promotional than originally planned which negatively impacted our margins. Despite the environment in the fall season, we did see a positive response to our reinvigorated merchandise and marketing efforts during that time. The third quarter marked the first deliveries under the direction of our new creative, merchandising, and marketing teams. The new deliveries in the fall season were complemented with new floor sets and major redesigned catalogs. Although we believe our improvements to the brand were received well by our customers, our sales could not withstand the continued deterioration and uncertainty of the U.S. economy. For the fourth quarter of 2008, our comparable store sales declined 24.6%.

As of January 31, 2009, we operated a total of 587 retail stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively. This represents a decrease of approximately 6% in gross and selling square footage from February 2, 2008, when we operated 590 retail stores with gross and selling square footage of approximately 4.5 million square feet and 3.5 million square feet, respectively.

Direct Marketing Sales

Direct marketing sales in 2008 decreased by $29.1 million, or 11.1%. The decline in direct marketing sales was primarily due to the effects of the economic environment and a misjudgment in inventory commitments related to our Sale book that dropped in December. The catalog received a positive response and we were unable to fulfill approximately 39% of customer demand from the Sale book. Additionally, we shifted the mailing of our key holiday/gift catalog into November this year versus October last year. We expected this change to benefit our fourth quarter direct marketing sales. Because of the difficult economic environment, our fourth quarter results did not benefit from this change. Mainly because of these actions, we experienced a $17.2 million decline in net sales in the fourth quarter compared to the prior year.

In 2008, as part of our strategic initiatives, we increased circulation for the Talbots brand and developed innovative marketing strategies in order to strengthen relations with our existing customer, prospect new customers and drive reactivation of our existing lapsed customer in hopes to drive catalog and Internet channel sales. We believe our efforts yielded a solid increase in response rate, especially with our existing lapsed customers.

The Internet channel continues to be an important component of direct marketing sales, with Internet representing 68% of the direct business in 2008 in comparison to 61% in 2007. We have made enhancements to our brand website in 2008, offering enhanced visuals and greater ease of functionality and plan to create a fresh platform of our e-commerce site in 2009. The percentage of our net sales derived from direct marketing increased slightly from 15.4% in 2007 to 15.6% in 2008.

Cost of Sales, Buying, and Occupancy Expenses

Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 70.2% in 2008, from 66.9% in 2007. This represents a 330 basis point increase in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure merchandise gross margin decreasing by approximately 25 basis points. Despite the significant decline in sales, especially in the fourth quarter, our efforts in inventory management allowed us to maintain relatively flat product margins with the prior year. Our efforts included tight control of inventory levels, improved initial mark-on, the change to a monthly markdown cadence, and a consistent flow of new merchandise across channels.

Additionally, an approximate 235 basis point increase was driven by higher occupancy costs as a percentage of sales. As occupancy costs are primarily fixed costs, the basis point increase is fully attributable to the decline in sales for the period.

We also experienced an approximate 97 basis point increase in merchandising costs as a percentage of sales, which is attributable to the deleverage associated with the decline in store sales for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 35.0% in 2008 from 30.6% in 2007. This represents a 440 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. While we believe that we have made progress in executing our strategic initiatives, including streamlining the organization and reducing expenses for our overall Company cost structure in 2008, we had not yet begun to benefit from the implementations. In 2008 we spent approximately $20.1 million in business development costs, or approximately 130 basis points, relating to non-restructuring initiatives. The costs were primarily relating to professional services. Any savings that we were able to achieve in 2008 were offset by negative leverage from the decline in sales during the period. Our primary area of savings in 2008 was due to our decision to eliminate television and national print advertising. We spent $14.8 million less, or approximately 70 basis points, during 2008 for marketing programs in comparison to 2007. Additionally, we reduced our vacation accrual by $7.3 million in 2008 due to a change in our vacation policy that became effective on January 1, 2009.

Restructuring Charges

We incurred $17.8 million and $3.7 million of expense relating to our strategic business plan in 2008 and 2007 and have included these costs as restructuring charges within our consolidated statement of operations. The $17.8 million of restructuring changes in 2008 consisted of $15.8 million of severance, $4.0 million of professional services, offset by $2.2 million of non-cash credits related to stock awards that will not vest. The $3.7 million of restructuring charges in 2007 consisted of $2.7 million of professional services, $0.7 million of severance, and $0.3 million of other non-cash charges.

Impairment of Store Assets

Impairment of store assets was $2.8 million in 2008 compared to $2.6 million in 2007. As part of our strategic initiatives, we are closely monitoring stores in our core concepts to identify stores that are underperforming and closing stores when appropriate. When we determine that a store is underperforming or is to be closed, we reassess the expected future cash flows of the store, which in some cases results in an impairment charge.

Goodwill and Other Intangible Assets

Our policy is to evaluate goodwill for impairment on an annual basis at the beginning of our fiscal year and more frequently if event or circumstances occur that would indicate a potential decline in the fair value of the Company. In the third quarter of 2008, our operating results were lower than expected. Based on this trend, we updated our forecasts during the third quarter. Management performed an interim impairment test on its goodwill and intangible assets. We did not impair any goodwill or intangible assets associated with the Talbots brand. As a result of the significant decline in our stock price and market capitalization in the fourth quarter, we were required to perform an additional interim test for goodwill impairment. In the fourth quarter, we finalized our 2009 budget and long term plan, evaluating current industry trends, and the impact that the uncertainty in the financial markets may have on our business and our impairment analysis. Our interim test in the fourth quarter did not require an impairment charge for our goodwill or any intangible assets associated with the Talbots brand. Our industry continues to be materially impacted by the deterioration of the U.S. economic environment and we believe that the effects will continue throughout 2009. As such, we may be required to perform additional tests of impairment on our goodwill and intangible assets which may result in significant charges. As of January 31, 2009, our goodwill balance was $35.5 million, and the balance of indefinite lived assets was $75.9 million.

Net Interest Expense

Net interest expense in 2008 decreased to $20.3 million from $34.1 million in 2007. This decrease was due to lower levels of gross borrowings as well as lower interest rates. The average level of debt outstanding, including short-term and long-term borrowings, was $474.5 million in 2008 compared to $541.2 million in 2007. This includes an average level of short-term working capital borrowings outstanding of $116.7 million in 2008 compared to $103.7 million in 2007. The average interest rate on short-term and long-term borrowings during 2008 was 3.7% compared to 5.8% in 2007.

Income Tax Expense

The income tax expense in 2008 was $20.8 million, compared to income tax expense of $1.1 million in 2007. The income tax expense in 2008 reflects the establishment of valuation allowances for substantially all of our net deferred tax assets. During the fourth quarter of 2008, we evaluated all of the positive and negative evidence related to our ability to utilize our deferred tax assets and concluded that due to our recent significant losses and the uncertain economic environment that a valuation allowance of $61.0 million was needed for continuing operations.

Discontinued Operations

In January 2008, we announced our decision to discontinue our Talbots Kids, Mens, and U.K. businesses as a result of our comprehensive strategic review of the Company. As of the end of the third quarter of 2008, all Talbots Kids, Mens, and U.K. businesses ceased operations and all stores were closed. Their operating results for all periods shown have been classified as discontinued operations in our consolidated financial statements.

On October 30, 2008, our Board of Directors approved the plan to sell the J. Jill business. Operating results of the J. Jill business for all periods shown have been classified as discontinued operations in our consolidated statements of operations. Included in discontinued operations for 2008 was an operating loss of $394.5 million which includes impairment charges related to the write-down of the J. Jill business tangible and intangible assets of approximately $318.4 million. The assets and liabilities of the J. Jill business are stated at estimated fair value less estimated direct costs to sell and are reclassified in our consolidated balance sheets as assets and liabilities held for sale for all periods presented.

2007 Compared to 2006

Continuing Operations

Net Sales

Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include our catalog and Internet channels. The following table shows net retail store sales and net direct marketing sales for 2007 and 2006 (in millions).

	February 2,	February 3,
	2008	2007

Net retail store sales	$1,445.4	$1,511.0
Net direct marketing sales	262.7	261.3

Total net sales	$1,708.1	$1,772.3

Net sales in 2007 were $1,708.1 million compared to 2006 net sales of $1,772.3 million, a decrease of $64.2 million, or 3.6%.

Retail Stores

Retail stores sales in 2007 decreased by $65.6 million, or 4.3%, in comparison to retail store sales in 2006. Reflected in Talbots retail store sales was an $81.0 million, or 5.8%, decline in comparable store sales for the period. We believe that our negative sales results were impacted by a weak customer response to our Talbots merchandise, primarily our casual merchandise. As a result, deeper discounts than planned were taken in order to liquidate the excess inventory during our mid-season and semi-annual sale events. In November 2007, we implemented a new promotional cadence strategy which provides for sale events on a monthly basis rather than our historical mid-season and semi-annual sale events.

Partially offsetting the decline in comparable store sales was the increase in store sales driven by the increase in the number of retail stores. As of February 2, 2008, we operated a total of 590 retail stores with gross and selling square footage of approximately 4.5 million square feet and 3.5 million square feet, respectively. This represents an increase of approximately 2% in gross and selling square footage from February 3, 2007, when we operated 578 retail stores with gross and selling square footage of approximately 4.14 million square feet and 3.4 million square feet, respectively.

Direct Marketing Sales

Direct marketing sales in 2007 slightly increased by $1.4 million, or less than 1% in comparison to direct marketing sales in 2006. The slight increase in direct marketing sales is attributable to the Internet channel. In August 2007, we began selling clearance outlet merchandise via the Internet which contributed to the increased Internet sales. The Internet channel represents 61% of our direct business in 2007 in comparison with 47% in 2006. The percentage of our net sales derived from direct marketing increased to 15.4% for 2007 from 14.7% in 2006.

Cost of Sales, Buying, and Occupancy Expenses

Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 66.9% in 2007 from 65.1% in 2006. This represents a 180 basis point increase in cost of sales, buying, and occupancy expenses as a percentage of net sales over the prior year with pure merchandise gross margin decreasing by approximately 60 basis points. The decline in pure merchandise gross margin was primarily due to increased levels of markdown selling as compared to the prior year in an effort to clear out excess inventories from our mid-season and semi-annual sale events.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 30.6% in 2007 from 28.5% in 2006. This represents a 210 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. Contributing to the increased selling, general, and administrative costs were higher incurred costs as a percentage of net sales, especially in the areas of payroll, including stores and corporate, and marketing costs, compounded by the decline in comparable store sales during the period.

Additionally, during the third and fourth quarter of 2007, we incurred expenses for executive compensation related to the commencement of employment of key members of our executive management team, including but not limited to the President and Chief Executive Officer; appointment of our former Chief Operating Officer; Chief Creative Officer; and Executive Vice President, Chief Merchandising Officer. These expenses contributed to the increase by approximately 35 basis points.

Goodwill and Other Intangible Assets

We apply the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, to goodwill and indefinite lived trademarks and review annually for impairment or more frequently if impairment indicators arise. We have selected the first day of each fiscal year as our annual measurement date. We reviewed our goodwill and trademarks for impairment during the fourth quarter of 2007 in addition to our annual measurement date due to the weak sales and operating performance of the Company. No impairment charges were taken for the Talbots brand.

Impairment of Store Assets

Impairment of store assets was $2.6 million in 2007 compared to less than $0.1 million in 2006. As a result of the decline in sales performance during 2007 for our retail stores coupled with revised future projections, our impairment charge on store assets was increased from the prior year as well as historical levels.

Restructuring Charges

Restructuring charges were $3.7 million in 2007 compared to $0 in 2006. The restructuring charges were recorded in the fourth quarter of 2007 and related to our strategic business plan. Of the $3.7 million, $2.7 million relates to professional services, $0.7 million relates to severance, and $0.3 relates to other non-cash charges

Net Interest Expense

Net interest expense in 2007 increased to $34.1 million from $24.5 million in 2006. In February 2006, the Company borrowed $400.0 million under a short-term facility in connection with the acquisition of J. Jill. The interest cost associated with this debt was largely offset by the earnings on the invested cash until May 3, 2006, when the borrowed funds were used to acquire J. Jill, resulting in less net interest expense in 2006 compared to 2007. On July 27, 2006, the short-term facility was converted into a five-year term loan, bearing interest at a rate of LIBOR plus an applicable rate of 0.35%, with principal and interest due in quarterly installments. Our average level of debt outstanding, including short-term and long-term borrowings, as well as average interest rates on the borrowings, were relatively consistent in both periods; $541.2 million in average borrowings in 2007 compared to $543.6 million in average borrowings in 2006, and average interest rates of 5.8% in both periods.

Additionally, a portion of the increase in interest expense was due to our election to change our financial statement classification for interest related to income taxes in connection with our adoption of FIN No. 48 on February 4, 2007. We recorded $4.1 million of tax-related interest in net interest expense in 2007, while no tax-related interest was recorded in net interest expense in 2006.

Income Tax Expense

Income tax expense in 2007 was $1.1 million compared to $33.2 million in 2006. On February 4, 2007, we adopted FIN No. 48 and elected to classify its interest related to income taxes in net interest expense rather than income tax expense. In 2007, $4.1 million of tax-related interest was recorded in net interest expense. In 2006, the tax-related interest was reflected in income tax expense.

Seasonality and Quarterly Fluctuations

The nature of our business is to have two distinct selling seasons, spring and fall. The first and second quarters of the fiscal year make up the spring season and the third and fourth quarters of the fiscal year make up the fall season. Within the spring season, direct marketing sales are typically stronger in the first quarter, while retail store sales are slightly stronger in the second quarter. Within the fall season, both retail and direct marketing sales are generally stronger in the fourth quarter. The sales patterns in 2008 were not indicative of historical patterns due to the deterioration and uncertainty in the U.S. economy. Our fourth quarter sales represented a 24.6% decline in comparable store sales and were the lowest dollar sales compared to the other three quarters during the year. Total sales for the fourth quarters of 2008 and 2007 were 21.9% and 25.0%, respectively, of total sales for the year.

The following table sets forth certain items in our unaudited quarterly consolidated statements of operations as a percentage of net sales. The information as to any one quarter is not necessarily indicative of results for any future period.

	Quarter Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	59.3%	70.5%	68.4%	85.4%
Selling, general and administrative expenses	31.5%	31.5%	35.6%	42.9%
Restructuring charges	1.1%	1.0%	0.4%	2.3%
Impairment of store assets	0.2%	0.0%	0.6%	0.1%
Operating income (loss) from continuing operations	7.8%	(3.0)%	(5.0)%	(30.7)%

	Quarter Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	61.0%	72.0%	64.4%	70.3%
Selling, general and administrative expenses	31.5%	27.6%	33.5%	30.1%
Restructuring charges	0.0%	0.0%	0.0%	0.9%
Impairment of store assets	0.0%	0.0%	0.5%	0.1%
Operating income (loss) from continuing operations	7.5%	0.4%	1.6%	(1.4)%

Historically, our merchandising strategy focused on liquidating seasonal inventory at the end of each selling season. Generally, we achieved this by conducting major sale events at the end of the second and fourth quarters, followed by clearance selling in our outlet stores. In late 2007, we changed our promotional strategy to provide markdowns on a monthly basis rather than our major sale events. Sales events and promotional activities generally produce an increase in sales volume; however, since marking down the value of inventory increases expense, our cost of sales, buying and occupancy expenses increase as a percentage of net sales. Merchandise inventories typically peak in the third quarter in preparation for the fall and holiday season. Our selling, general and administrative expenses as a percentage of sales are generally highest in the first and third quarters as a result of sales volumes. Our results in 2008 did not follow our historical trends due to the general economic conditions. Sales significantly declined, especially in the fourth quarter of 2008, causing deleverage in our percentage of sales calculations above.

The combined effect of the patterns of net sales, cost of sales, buying and occupancy expenses and selling, general and administrative expenses, described above, have historically produced higher operating income margins, as a percent of sales, in the first and third quarters. In the future and beyond, we believe operating income margins, as a percent of sales, could be more consistent across quarters due to the change in merchandising strategy implemented at the end of 2007.

Liquidity and Capital Resources

Current Liquidity Position

We finance our working capital needs, operating costs, capital expenditures, funding for our strategic initiatives and restructurings, and debt and interest payment requirements through cash generated by operations, access to working capital and other credit facilities, and credit from our vendors under open account purchases. The substantial deterioration in the U.S. economy and decline in consumer discretionary spending had a significant impact on our sales, operating profits and cash flows during 2008. These unfavorable economic conditions have continued into 2009 at the same or possible greater levels. To date in 2009, we have continued to incur net operating losses and our existing operations are not generating positive cash flows. A continuation or further deterioration in global economic conditions will continue to have a negative impact on our business. We expect that the current conditions in the global economy will continue during 2009 and possibly beyond.

During 2008 and 2007 we incurred significant net losses attributable to operations, some of which have been or are in the process of being discontinued. Also included in our net losses are charges related to impairments of intangible and tangible assets and restructuring charges. The majority of our impairment charges relate to our J. Jill business. Our restructuring charges primarily relate to restructuring activities intended to reduce costs. During 2007 our cash flows generated from operating activities from our continuing operations was $213.7 million. During 2008, our cash generated from operating activities from continuing operations declined to $16.3 million and we used cash from discontinued operations of $20.1 million. As of January 31, 2009, we had a working capital deficit of $13.7 million and a stockholder’s deficit of $178.1 million. In addition, as of January 31, 2009, we were in violation of certain financial covenants on our Acquisition Debt and we had substantial additional debt obligations coming due in the next twelve months. We believe that the economic recession had a significant impact on our business during 2008, especially during the fourth quarter of 2008, in which sales declined by 23% on a year over year basis.

In response to these short-term liquidity needs, we took the following actions during 2008 and through April 2009 in an effort to improve our liquidity:

•	In July of 2008, we entered into a $50 million subordinated working capital term loan facility with AEON (U.S.A.) which matures in 2012 and is interest only until maturity. As of January 31, 2009, we had drawn $20 million on this facility and subsequent to January 31, 2009 we borrowed the remaining $30 million available under the facility.

•	In February of 2009, we obtained a new $200 million term loan facility from AEON which was used to repay all of our outstanding indebtedness under our Acquisition Debt Agreement related to the 2006 J. Jill acquisition. The Acquisition Debt Agreement required quarterly principal payments of $20 million. The new $200 million loan from AEON is interest- only until maturity. The term loan facility matures on August 31, 2009, provided that we will have the option to extend the maturity for additional six month periods, up to the third anniversary of the loan closing date, which is February 27, 2012. There are no financial covenants associated with this debt.

•	As of February 2009, we had converted all of our working capital lines, amounting to $165 million in the aggregate, to committed lines with maturities in December 2009. We, with AEON, are currently in discussions with our lenders to extend the commitment expiration dates of these facilities, although there can be no assurance that this will be achieved.

•	In February of 2009, AEON guaranteed our outstanding debt under our existing working capital facilities totaling $165 million, our existing revolving credit facilities totaling $80 million, and our existing $20 million term loan facility. In April 2009 AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 16, 2010 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any lack of our financial resources caused by any such failure of refinancing. In April 2009 AEON also confirmed its support for our working capital improvements initiatives for our merchandise payables management and that it will use commercially reasonable effort to provide us with financial support through loan or guarantee up to $25 million only if, and to the extent that, we may possibly fall short in achieving our targeted cash flow improvement for fall 2009 merchandise payables.

•	In April of 2009, we entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to the lender. Funding under this facility is subject to mortgage and lien recordings and all necessary consents or waivers by existing lenders to the transactions contemplated by the agreement, including the granting of liens and mortgages in favor of AEON under the facility, without such lender requiring prepayment of its indebtedness or the establishment of a pari passu lien on the collateral in favor of such lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes.

•	We have eliminated all financial covenant ratios from our debt agreements.

We are also actively in discussions with third parties concerning the securitization of our Talbots charge card portfolio and we are exploring the availability and feasibility of collateralization of certain of our other assets as potential replacement financing to our $150.0 million secured revolving loan facility with AEON. While we currently believe that we will be able to obtain a securitization of our Talbots charge card portfolio, there can be no assurance that these efforts will be successful. If economic conditions persist or further deteriorate, it may also make these or other sources of liquidity more expensive or available only on terms that we may not find acceptable.

In addition to the short-term liquidity actions described above, we have formulated additional responses to address current economic conditions and operating performance. As part of our continuing strategic initiatives, we took the following actions in 2008 and to date in 2009:

•	During the third quarter of 2008 we completed the closing of our Kids, Mens, and U.K. business concepts. These business concepts were not considered strategic to ongoing operations.

•	During the third quarter of 2008 our Board of Directors approved a plan to sell the J. Jill business. This business was not considered strategic to ongoing operations.

•	In June of 2008 we reduced our corporate headcount by approximately 9% across multiple locations at all levels.

•	In February of 2009 we further reduced our corporate headcount by approximately 17%.

•	We have reduced the planned hours worked in our stores for 2009.

•	During 2008 and 2009, we took the following actions in an effort to seek to improve our gross margins: changed our promotional cadence to monthly markdowns rather than our historical four clearance sales events per year, held a leaner inventory position, concentrated on better product flow and content, and adopted a new price optimization tool. We have decreased our planned inventory commitments for 2009.

•	During 2008 we eliminated advertising in television and national print, contributing to $14.8 million less in spending from 2007. We currently do not plan to resume advertising in television and national print in 2009.

•	For 2009, we plan to decrease catalog circulation to approximately 34 million catalogs, down from approximately 55 million in 2008.

•	In 2008, our gross capital expenditures (excluding construction allowances received from landlords) were $44.7 million, which was down from 2007 by $12.9 million. For 2009, we plan to further reduce our capital expenditures by approximately 40%. We currently expect to spend approximately $27 million in gross capital expenditures in 2009.

•	We have eliminated our matching contributions to our 401(k) plan for 2009.

•	We have increased employee health care contributions in 2009.

•	We have eliminated merit increases for 2009.

•	We have frozen our defined benefit pension plans effective May 1, 2009.

•	In February of 2009 our Board approved the indefinite suspension of our quarterly dividend.

In addition, in April of 2009 we announced that we are in preliminary discussions with Li & Fung, a global sourcing and trading consumer product firm based in Hong Kong, to mutually explore a potential outsourcing relationship. While we cannot assure that an agreement will be entered into, we currently believe that a partnership with Li & Fung could potentially create significant benefits by simplifying our sourcing processes, reducing operating expenses, potentially further reducing our cost of goods sold by leveraging Li & Fung’s extensive and diverse network of vendors, and potentially continuing our accounts payable management by extending payment terms with certain vendors and working with other vendors to maintain extended payment terms.

Because economic conditions and discretionary consumer spending have not improved in the near term, we expect to continue to consider further realignment and rationalization initiatives and actions to further reduce and adjust our costs relative to our sales and operating results. We also currently plan to close approximately 16 underperforming Talbots stores in 2009, some of which relate to store leases that expire during 2009 and some of which are pursuant to existing early termination right provisions. We will also continue to review store performance and expect to continue to close underperforming stores. We also expect that we may need to close certain stores that may not be part of a J. Jill sale, the funding for which may be from net sale proceeds although there can be no assurance as to timing of any closings or funding from net sale proceeds. Our 2009 financial plan also includes projected store lease expense reductions through discussions and negotiations with our landlords, although there can be no assurance that these efforts will be successful.

We have the following payments due in the near term under our revolving credit facilities, unless extended:

•	$28 million in December 2009

•	$34 million in January 2010, and

•	$18 million in April 2010.

We also have third party working capital facilities, totaling $165 million, with commitment expiration dates in December 2009, unless extended. Together with AEON, we are currently in discussions with our lenders to extend the terms of each of the above credit facilities. Payment of all of the above indebtedness has been guaranteed to each lender by AEON.

We also have an $8.4 million term loan secured by our Tilton, NH facility that matures in June of 2009.

Our ability to obtain additional financing depends upon many factors, including our financial projections and our prospects and creditworthiness, as well as external economic conditions and general liquidity in the credit markets.

Based on our current assumptions and forecast for 2009, we believe that we have developed a fiscal 2009 financial plan that, if successfully executed, will provide sufficient liquidity to finance our anticipated working capital and other currently expected cash needs for fiscal 2009. While we expect to experience significant short term working capital shortfalls in the first half of 2009, we believe that our new $150.0 million secured revolving loan facility entered into with AEON, together with our April 2009 financial support letters from AEON referred to above as well as achieving our targeted cost reduction and cash flow improvements for fiscal 2009, should address this shortfall. Due to the uncertainty in economic conditions, there can be no assurance that the current economic downturn and our sales trends and operating results may not continue longer than we expect or may not take longer to recover than we have planned or that we may not achieve such targeted cost and cash improvement goals, and as a result there can be no certainty our cash needs may not be greater than we anticipate or have planned for. Our ability to meet cash needs and to satisfy our operating and other non-operating costs will depend upon our future operating performance as well as general economic conditions. Additional matters that could impact our liquidity include any further deterioration in the global economy, lower than expected sales, unforeseen cash or operating requirements, and any inability to access any necessary additional financing.

Debt Facilities

We currently have working capital line of credit facilities with four banks with maximum available short-term capacity of $165 million in the aggregate. These lines are committed through December of 2009. During 2008, our average level of borrowings outstanding on these lines was $116.7 million. In the fourth quarter of 2008, as a result of the Company’s borrowing and repayment patterns, the maturities on the lines are no longer short term in nature and accordingly have been shown gross on the Statement of Cash flows. Since November of 2008, we have been fully drawn on our availability under our working capital lines. A portion of our working capital lines is at times not available for borrowing as it is allocated to letters of credit for merchandise and other vendors. We expect that we will continue to be fully drawn on these working capital line of credit facilities through all of 2009. Interest on the line of credit facilities is at a variable rate based on the lenders’ cost of funds plus an amount not lower than 0.625% and not higher than 1.3%. As of January 31, 2009, the average interest rate on these working capital borrowings outstanding was 1.5%. During 2009, we will pay interest on our working capital borrowings as it comes due, generally in interest periods that range from one to three months. In February of 2009, AEON guaranteed each of these working capital facilities. We are currently in discussions with our lenders to extend the commitment expiration dates of these facilities, although there can be no assurance that this will be achieved.

In April of 2009 we entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to the lender. Funding under this facility is subject to mortgage and lien recordings and all necessary consents or waivers by existing lenders to the transactions contemplated by the agreement, including the granting of liens and mortgages in favor of AEON under the facility, without such lender requiring prepayment of its indebtedness or the establishment of a pari passu lien on the collateral in favor of such lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes. Interest on outstanding borrowings is at a variable rate at one month LIBOR plus 6.0% payable monthly in arrears. The facility contains an upfront fee of 1.0% of the commitment prior to borrowing. The facility is secured by our Talbots charge card accounts receivable, our Hingham, Massachusetts owned corporate headquarters, and our Lakeville, Massachusetts owned distribution facility. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear expected, and will ensure that at least $135.0 million of Talbots charge card receivables are owed to us and that at least 90% of such Talbots charge card receivables are eligible receivables, as defined in the agreement, arise in the ordinary course of business, and are owned free and clear of all liens, except permitted liens, measured as of the last day of any calendar month.

In February of 2006, we entered into a $400.0 million bridge loan agreement in connection with our acquisition of J. Jill. In July of 2006, the bridge loan was converted into a term loan (the “Acquisition Debt”). Pursuant to the Acquisition Debt agreement, we borrowed $400.0 million to be repaid no later than July of 2011. Interest on the Acquisition Debt was LIBOR plus 0.35%, and the principal was due to be repaid in quarterly installments of $20.0 million through July of 2011. In February of 2009, we entered into a $200.0 million term loan agreement with AEON. The proceeds from the loan were used in February of 2009 to repay the remaining $200.0 million balance outstanding on the Acquisition Debt. The $200.0 million term loan with AEON matures in February of 2012. We do not expect to repay any outstanding principal under this facility during 2009, except as would be required under the agreement for any excess cash flows, net proceeds from the sale of J Jill or other assets, or non-related party debt or equity financings, in each case, at the prepayment percentage levels as defined in the agreement. Interest on the $200.0 million AEON term loan is at a variable rate equal to six month LIBOR plus 6.0%. Interest is due semi-annually, in August and February, in arrears. The loan does not contain any financial ratio covenants.

In July of 2008 we entered into a $50.0 million unsecured subordinated working capital term loan facility with our majority shareholder, AEON (U.S.A.). We borrowed $20.0 million on this facility in January of 2009 and we borrowed the remaining $30.0 million in February of 2009. These borrowings were utilized for working capital needs. We do not expect to repay any amounts on this facility during 2009. The debt facility matures in January of 2012. Interest on outstanding principal under the facility is at a variable rate equal to three-month LIBOR plus 5.0%. As of January 31, 2009, the interest rate on this facility was 6.125%. During 2009, we will pay interest on the

$50.0 million as it comes due, which will be in quarterly increments. In March of 2009, the agreement was amended to remove the financial ratio covenants. We expect to be fully borrowed on this facility in 2009.

We have revolving credit facilities with three banks with outstanding borrowings of $80.0 million in the aggregate. Of the $80.0 million, $28.0 million is due in December of 2009, $34.0 million is due in January of 2010, and $18.0 million is due in April of 2010. Interest on the revolving credit facilities are at variable rates of LIBOR + 0.625%, LIBOR + 0.65%, and Federal Funds + 0.75% and are set at the Company’s option, for periods of one, three, or six months payable in arrears. In February of 2009, AEON guaranteed each of these revolving credit facilities. We are currently in discussions with our lenders to extend the maturity dates of these facilities, although there can be no assurance that this will be achieved.

We have a $20.0 million term loan with one bank that is due in April of 2012. Interest is paid semi-annually in arrears at a rate that is fixed at 5.9%. In February of 2009 AEON guaranteed this term loan.

As part of the J. Jill acquisition, we assumed a real estate loan (the “Tilton Facility Loan”). Payments of principal and interest on the Tilton Facility Loan are due monthly with a balloon payment of $8.4 million that was originally due on April 1, 2009. In April of 2009, we extended the maturity date of the loan to June 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum.

All of our merchandise is manufactured to our specifications by third-party suppliers and intermediary vendors, most of whom are located outside the United States. Historically, a significant portion of our merchandise purchases had been pursuant to and secured by letter of credit arrangements in favor of our foreign suppliers and vendors and their credit sources. Beginning more than a year ago we moved substantially all of our merchandise vendors to open account purchase terms with payments approximately 45 days after shipment. In order to more effectively manage our accounts payable and cash positions due to our sales trends and cash needs, during the second half of 2008 and into 2009 we extended many of our accounts payable terms to approximately 60 days. This has improved our cash position and accounts payable management and we currently intend to continue this accounts payable and cash management going forward, but has increased pressure from vendors for payment in accordance with terms.

Cash Flows

We finance our working capital needs, operating costs, capital expenditures, funding for our strategic initiatives and restructurings, and debt and interest payment requirements through cash generated by operations, access to working capital and other credit facilities, and credit from our vendors under open account purchases. The substantial deterioration in the U.S. economy and decline in consumer discretionary spending had a significant impact on our sales, operating profits and cash flows during 2008.

During 2008, we generated cash flows from operations from continuing operations of $16.3 million. However, we used cash from discontinued operations of $20.1 million for a net use of funds of $3.8 million. We borrowed $148.5 million on our working capital lines and $20.0 million on our $50.0 million AEON working capital term loan facility to pay down $80.0 million in required debt principal payments, fund our dividends of $28.8 million, fund our capital expenditures of $44.7 million, and fund our operating loss. We are currently fully drawn on all of our above debt facilities excluding our new $150.0 million secured revolving loan from AEON.

The following is a summary of our cash balances and cash flows (in thousands) for 2008, 2007, and 2006 from continuing operations:

	January 31,	February 2,	February 3,
	2009	2008	2007

Net cash provided by operating activities	16,260	213,708	152,301
Net cash used in investing activities	(42,143)	(57,597)	(570,889)
Net cash provided by (used in) financing activities	57,763	(152,456)	379,566

Cash provided by operating activities

Our primary source of operating cash flows is the sale of merchandise to customers, while the primary use of cash in operations is to fund the purchase of our merchandise inventories. Cash provided by operating activities was $16.3 million in 2008 compared to cash provided by operating activities of $213.7 million in 2007, a decrease of $197.4 million. The decrease in operating cash flow generated during 2008 as compared to 2007 primarily reflects our significant decline in sales.

Decreased accounts payable balances led to a decrease in cash of $20.9 million compared to an increase in cash of $38.1 million in 2007. In 2008, in an effort to control costs and improve liquidity, we are maintaining leaner inventory levels, which results in lower inventories and lower accounts payable levels in 2008 in comparison to 2007. Inventory levels at January 31, 2009 are $56.0 million or 21.3% lower than at February 2, 2008. During the latter half of 2008 and into 2009, we extended payment terms in order to respond to our cash needs and for better accounts payable and cash management which we currently plan to continue going forward.

We recorded an income tax receivable in the amount of $26.6 million in 2008, which resulted in a decrease in 2008 operating cash flows. In 2008, we elected to carry back our 2008 loss to the 2007 and 2006 tax years in order to recover income taxes paid in those years. We currently expect to receive this receivable by the end of the first quarter of 2009.

Accounts receivable decreased by $41.2 million in 2008 compared to an increase of $6.1 million in 2007 as a result of decreased Talbots charge sales during 2008.

Cash used in investing activities

Cash used in investing activities is primarily used for purchases of property and equipment. Cash used in investing activities was $42.1 million in 2008 compared to $57.6 million in 2007. This decline in investing activities was a result of our planned decline in spending on new store openings, store renovations, and information technology due to the uncertain economic environment of late 2008. During 2008, we spent approximately $35.5 million on new store openings and expansions and renovations of existing stores. During 2007, we spent approximately $45.6 million on new store openings and expansions and renovations of existing stores. In an effort to further improve liquidity, we have decided to further reduce our capital spending in 2009. We expect to spend approximately $27 million in capital expenditures in 2009 primarily to support the expected rollout of our new 12 upscale outlet stores, a platform refresh our e-commerce site and renovation and refurbishment of certain of our existing store base.

Cash provided by financing activities

Cash provided by financing activities was $57.8 million during 2008 compared to cash used in financing activities of $152.5 million during 2007. Our primary source of funds during 2008 was proceeds from our short-term working capital facilities. During 2008, in order to fund our operating losses, we borrowed $355.5 million in short-term working capital facilities and repaid $207.0 million for net borrowings during the year of $148.5 million. During 2008, we had an average of $116.7 million outstanding under our working capital facilities, in comparison to $103.7 million outstanding during 2007. In addition, in the fourth quarter we received proceeds of $20.0 million from our subordinated working capital term loan facility with AEON (U.S.A.) that was entered into in July 2008.

Our primary use of financing funds during 2008 and 2007 was to pay down $80.0 million of our Acquisition Debt. The Acquisition Debt was required to be repaid in equal quarterly installments of $20.0 million over the five-year term, ending in July 2011. In February 2009, we received a $200 million term loan facility from AEON that was used to pay down our Acquisition Debt in full. Therefore, we are no longer required to pay $20.0 million each quarter. The $200 million term loan facility bears interest semi-annually and principal payments are not required until its maturity date in 2012.

Additionally, during 2008 and 2007, we paid $28.8 million and $28.4 million, respectively, in dividends. The dividends were paid at a rate of $0.13 per share per quarter. In February 2009, our Board of Directors approved the suspension of our quarterly dividend indefinitely.

Critical Accounting Policies

The preparation of the our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the applicable balance sheets and the reported amounts of net sales and expenses during the applicable reporting periods. On an on-going basis, we evaluate our estimates, including those related to inventories, product returns, customer programs and incentives, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation. The estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates if actual events or experience were different from their assumptions.

We believe the following critical accounting policies require the most significant judgments and estimates used in the preparation of our consolidated financial statements. However, there is no assurance that such judgments and estimates will reflect actual results or that such estimates or their underlying assumptions may not need to change materially in the future to reflect actual experience.

Inventory Markdown Reserve.  Merchandise inventory is a significant asset on our balance sheet, representing approximately 21.3% of total assets at January 31, 2009. Historically, we managed our inventory levels by typically holding four major sale events per year in stores and catalog, consisting of two mid-season sales and two end-of-season clearance sales. These events served to liquidate remaining inventory at the end of each selling season after which remaining goods were transferred to our outlet stores. In November 2007, we changed our markdown cadence from our historical four clearance events per year to markdowns on a monthly basis.

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

If market conditions were to further decline or customer acceptance of product was not favorable, we may have excess inventory on hand and may be required to mark down inventory at a greater rate than estimated, resulting in an incremental charge to earnings. We believe that at January 31, 2009 and February 2, 2008, the markdown reserve was appropriate based on current markdown inventory levels, historical markdown trends, and forecasts of future sales of markdown inventory. The markdown reserve rate at January 31, 2009 and February 2, 2008 was 58% and 55%, respectively, of past season markdown inventory. A 100 basis point increase or decrease in this rate would impact pre-tax income by approximately $0.3 million in both 2008 and 2007.

Sales Return Reserve.  As part of the normal sales cycle, we receive customer merchandise returns through both of our catalog and store locations. To account for the financial impact of this process, management estimates future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels, and projected future return levels.

The sales return reserve calculation consists of two separate components. The “stores” component is based on an analysis that tracks daily sales over the preceding six month period and actual returns processed against those sales. A six month rolling average return rate is applied against the actual sales and the difference between the estimated returns and actual returns is booked as a reserve. The model also applies a component to reduce the reserve for returns that result in merchandise exchanges. These types of returns are tracked by the store systems and the estimate is applied against the return reserve. The “direct marketing” component is based on a similar process except that sales are tracked by catalog and return rates are based on forecasted estimates for the entire life of the catalog and are based on current and historical return experience. Periodically both components of the calculation are validated by comparing the assumptions used to the actual returns processed. Historically, the difference between estimated sales returns and actual returns has not been significant.

If customer acceptance of the product was not favorable or the product quality were to deteriorate, future actual returns may increase, resulting in a higher return rate and increased charges to earnings. We believe that the reserve balances at January 31, 2009 and February 2, 2008, of $4.7 million and $9.5 million, respectively, were appropriate based on current sales return trends and reasonable return forecasts.

Customer Loyalty Program.  We maintain a customer loyalty program referred to as our Classic Awards Program in which Talbots U.S. brand customers receive “appreciation awards” based on reaching specified purchase levels. Our Classic Awards program was relaunched in January 2009 with the addition of non-charge based loyalty incentives and additional incentives for customers who spend more than $1,000 per year on their Talbots charge card. Prior to January 2009, our Classic Awards program was only available to our customers who used Talbots charge cards for their purchases and the incentives were the same for everyone, regardless of annual spend.

Our Classic Awards program has three defined tiers of participation, each of which enables our customers to earn points for every purchase made with us, whether in-store, online or via catalog. Once a customer earns 500 points, they receive a $25 appreciation award to be redeemed on a future merchandise purchase. Appreciation awards, by their terms, expire one year from the date of issuance. Other benefits of Classic Awards membership include birthday bonus percentage off coupons and other special offers and promotions such as double points. The three tiers of our Classic Awards program include:

•	Classic Awards Red — Purchases are not required to be made on a Talbots charge card, and customers earn rewards for merchandise purchases regardless of their method of payment. Members receive a 0.5 point for every $1 spent.

•	Classic Awards Platinum — Customers are enrolled automatically when they open a Talbots charge card, and customers earn rewards for merchandise purchases made with their Talbots charge card. Members receive 1 point for every $1 spent.

•	Classic Awards Black — Comprised of customers who spend a minimum of $1,000 annually on their Talbots charge card, and customers earn rewards for merchandise purchases made with their Talbots charge card. Members receive 1.25 points for every $1 spent.

Customers who are Talbots charge card holders may enroll in Classic Awards Red if they wish to earn points on purchases that are not made using their Talbots charge card.

Appreciation award expense is recognized at the time of the initial customer purchase and is charged to selling, general and administrative expenses based on purchase levels, actual awards issued, and historical redemption rates. Each month, we perform an analysis of the accrual account balance for each of the three tiers and factor in the outstanding unredeemed awards, actual redemptions, and the level of award points earned, and based on that analysis, adjust the respective liability and expense as applicable by tier. We also perform a monthly analysis of issuances and redemptions to identify trends in the redemption rate. Several key statistics are monitored regularly, including expense as a percentage of sales, redemptions as a percentage of sales, and cumulative redemptions. Trends in these statistics are then factored into both the initial expense and the analysis of the liability account. Actual award grants and redemptions may vary from estimates used in our liability analysis based on actual customer responsiveness to the program and could result in additional expense.

We believe that the accrual balances at January 31, 2009 and February 2, 2008 were appropriate based on recent purchase levels and expected redemption levels. A 1% change in redemptions or issuances would have changed pre-tax income by approximately $0.1 million in 2008 and 2007, respectively.

Retirement Plans.  We sponsor a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all full-time Talbots brand and shared service employees; two non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots brand current and former key executives impacted by Internal Revenue Code limits; and we provide certain medical benefits for most Talbots brand retired employees under postretirement medical plans. In 2007, we elected to close participation in the Pension Plan for all associates hired after December 31, 2007. In February 2009, we announced our decision to freeze the Pension Plan and SERP effective May 1, 2009. In calculating our retirement plan obligations and related expense, we make various assumptions and estimates. The annual determination of expense involves calculating the estimated total benefit ultimately payable to our plan participants and allocating this cost to the periods in which services are expected to be rendered. In prior years, the plans were valued annually as of December 31st. In accordance with SFAS No. 158, the measurement date was changed to our fiscal year end, and as such, the plans were valued as of January 31, 2009 for 2008, resulting in a charge of $0.9 million to retained earnings. As a result of the decision made in February 2009 to freeze the plans, a remeasurement will occur using new assumptions which could have a significant impact on the expense for fiscal year 2009.

Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by certain plan participants, and the assumed healthcare trend rates on the postretirement medical plans. These assumptions are reviewed annually based upon currently available information.

The assumed discount rate utilized is based, in part, upon a discount rate modeling process that involves applying a methodology which matches the future benefit payment stream to a discount curve yield for the plan. The discount rate is utilized principally in calculating the actuarial present value of our obligation and periodic expense attributable to its employee benefits plans. At January 31, 2009 and December 31, 2007, the discount rate used for the Pension Plan was 6.5%. The discount rates used for the SERP were 7.0% and 6.25% at January 31, 2009 and December 31, 2007, respectively. To the extent that the discount rate increases or decreases, our obligations are decreased or increased accordingly. A 25 basis point decrease in the discount rates utilized would have impacted our pre-tax income by approximately $1.3 million in 2008 and 2007, respectively.

The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. The expected average long-term rate of return on assets is based on an analysis which considers: actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the three major classes of investments in which we invest (debt, equity, and foreign securities) for the period since the Pension Plan’s inception and for the longer period commencing when the return data was first tracked, and expectations of future market returns from outside sources for the three major classes of investments in which we invest. This rate is utilized primarily in estimating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over approximately five years. We utilized a rate of 8.5% at January 31, 2009 and 9.0% at December 31, 2007, respectively, as the expected long-term rate of return on plan assets. A 25 basis point decrease in the expected long-term rate of return on plan assets would have impacted our pre-tax income by $0.3 million in 2008 and 2007, respectively.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is based on historical and expected compensation increases. We utilized a rate of 4.0% for both periods beginning December 31, 2007 and December 31, 2006. This rate is utilized principally in estimating the retirement obligation and annual expense. An increase in the assumed average rate of compensation increase from 4% to 5% would have impacted our pre-tax income by $2.1 million in 2008 and $2.3 million in 2007.

The assumed health care expense trend rates have a significant effect on the amounts reported for the postretirement medical plans. The healthcare cost escalation rate is used to determine the postretirement obligation and annual expense. At January 31, 2009 and December 31, 2007, we used 9.0% and 10.0%, respectively, as initial cost escalation rates that gradually trend down to 5.0%. To the extent that these rates increase or decrease, our obligation and associated expense are increased or decreased accordingly. A 1% increase in the assumed health care trend rate would have no material impact on our pre-tax income in 2008 or 2007.

At January 31, 2009 and December 31, 2007, we believe that the assumptions used in the calculation of our retirement plans and postretirement medical plan liabilities were reasonable.

Impairment of Long-lived Assets.  We periodically review the period of depreciation or amortization for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to

determine whether current circumstances warrant assessment of potential impairment of our carrying value. We monitor the carrying value of our assets for potential impairment based primarily on projected future cash flows. If an impairment is identified, the carrying value of the asset is compared to its estimated fair value and provisions for impairment are recorded as appropriate.

Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are based upon our experience, knowledge, and expectations. However, these estimates can be affected by factors such as our future operating results, future store profitability, and future economic conditions that can be difficult to predict. While we believe that our estimates are reasonable, different assumptions regarding items such as future cash flows could affect our evaluations and result in impairment charges against the carrying value of those assets. Additionally, our initiative to continue to critically assess individual store profitability on an ongoing basis in an effort to restore profitability could result in an increased number of stores closed, resulting in a larger impairment charge against the carrying value of the associated store assets in future periods. We recorded impairment charges relating to store assets in the amount of $2.8 million, $2.6 million, and less than $0.1 million during 2008, 2007, and 2006.

Impairment of Goodwill and Other Intangible Assets.  We test our goodwill for impairment using a fair value approach at the reporting unit level, on an annual basis, or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have elected the first day of each fiscal year as our measurement date.

The goodwill impairment test is a two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

In performing our impairment tests related to goodwill, we determine the fair value of our reporting units using a combination of a discounted cash flow approach and a market value approach. The discounted cash flow approach uses a reporting unit’s projections of estimated operating results and cash flows and applies a weighted-average cost of capital that reflects current market conditions. A key assumption in our fair value estimate is the weighted average cost of capital used for discounting our cash flow projections. We believe the rate we used is consistent with the risks inherent in our business and with the retail industry. The market value approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating characteristics of the reporting units. The evaluation of goodwill requires us to use significant judgments and estimates, including but not limited to market multiples, projected future revenues and expenses, changes in gross margins, cash flows, and estimates of future capital expenditures. Our estimates may differ from actual results due to, among other things, economic conditions, changes to our business model, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. See Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements for further discussion of impairment of goodwill.

We have performed a sensitivity analysis on our significant assumptions and determined that a negative change in our assumptions, as follows, would not have resulted in a change in conclusion in 2008: 1% increase in the discount rate, 10% decrease in the market approach multiple, 10% decrease in forecasted earnings.

Trademarks that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment. The fair value of our trademarks are estimated and compared to their carrying value. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future sales, royalty rates in the category of intellectual property, discount rates, and other variables. Significant differences between these estimates and actual results could materially affect our future financial results. See Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements for further discussion of impairment of trademarks.

We performed a sensitivity analysis on our significant assumptions and determined that a negative change in our assumptions, as follows, would have resulted in the following additional impairment charges in 2008:

Additional
Impairment Charge

1% increase in discount rate	no effect
50 basis point decrease in royalty rate	$3.0 million
1% decrease in revenue growth rate	no effect

As our industry continues to be materially impacted by the deterioration of the U.S. economic environment, effects we believe will continue into 2009, we may be required to perform additional interim tests of impairment on our goodwill and intangible assets which may result in significant charges.

Income Taxes.  Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). In accordance SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and respective tax basis, as measured by enacted tax rates that are expected to be in effect in the periods where deferred tax assets and liabilities are expected to be realized or settled. We also assess the likelihood of the realization of deferred tax assets and adjust the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carry forward periods available, and other relevant factors. Changes in the required valuation allowance are recorded in the period that the determination is made. We determined in 2008 that it is more likely than not that we will not realize the benefits from our deferred tax assets, and have recorded a valuation allowance for substantially all of our net deferred tax assets, after considering sources of taxable income from reversing deferred tax liabilities.

We are routinely under audit by various domestic and foreign tax jurisdictions. There is significant judgment that is required in determining our provision for income taxes, such as our mix and level of earnings, changes in tax laws or rates, changes in the expected outcome of audits, the expiration of the statute of limitations on some tax positions, and obtaining new information about particular tax positions that may cause us to change our estimates. Changes in estimates may create volatility in our effective tax rate in future periods and may materially affect our results of operations. We believe that as of January 31, 2009 and February 2, 2008, our accruals for income taxes are appropriate.

We adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on February 4, 2007 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of January 31, 2009 and February 2, 2008, the total amount of accrued tax-related interest and penalties included in other liabilities was as follows: tax related interest of $20.0 million and $17.7 million, respectively, and penalties of $4.4 million and $3.4 million, respectively.

There is inherent uncertainty in quantifying our income tax positions. We have assessed our income tax positions and recorded tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, the associated interest and penalties have also been recognized.

Stock — Based Compensation.  We account for stock-based compensation in accordance with the fair value recognition provision of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”). To calculate the fair value of options, we use the Black-Scholes option-pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated expected volatility of the Company’s common stock price over the expected term, the expected dividend rate, and the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the options.

The expected life represents the weighted average period of time that share-based awards are expected to be outstanding, giving consideration to vesting schedules, historical exercise patterns, and expectations of future exercise patterns. The expected volatility of our common stock price is based primarily upon historical volatilities of our stock from public data sources and also considers implied factors that may influence our volatility. The expected dividend yield is based on the anticipated annual payment of dividends. The risk free interest rate is based on data derived from public sources regarding U.S. Treasury zero-coupon bond issues. Our estimates of expected volatility and expected life have the greatest impact on determining the fair value of options granted. If the expected volatility or expected life were to increase, the fair value of the stock award would be higher resulting in increased compensation charges. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we utilized different assumptions, the recorded stock-based compensation expense could be materially different in the future.

The fair values of nonvested stock awards and restricted stock units are based on the closing stock price on the date of grant and the related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The vesting period on awards granted as performance accelerated nonvested stock is a five year period, but can be accelerated to three years after the grant date depending on the achievement of certain corporate financial goals. If we determined that the achievement of certain corporate financial goals was going to occur where it had previously concluded that achievement of such goals would not occur, then the vesting period would be reduced at that time and the future related expense amounts would increase. Certain other shares of nonvested stock are time vested generally between periods of two to four years. Restricted stock units generally vest over one year.

In addition, an estimated forfeiture rate is applied in the recognition of the compensation charge. We estimate the forfeiture rate based on historical experience as well as expected future behavior. We compare actual forfeitures with estimates and revise our estimates if differences occur. If actual forfeitures rates are lower than our estimates, our compensation expense would increase. Conversely, if actual forfeitures are greater than our estimates, our compensation expense would decrease. Our results of operations will be impacted by differences between estimated and actual forfeitures. A 1% decrease in the assumed forfeiture rate would have decreased our pre-tax income by less than $0.1 million in 2008 and $0.2 million in 2007.

The future impact of the cost of share-based compensation on our results of operations, including net income and earnings per diluted share, will depend on, among other factors, the level of the Company’s equity awards in the future as well as the market price of shares at the time of award as well as various other assumptions used in valuing such awards.

Contractual Commitments.  Below is a summary of our on-going significant contractual commitments for the Talbots and J. Jill brands as of January 31, 2009, as adjusted for the refinancing of the Acquisition Debt, (in thousands):

		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Debt, including estimated interest payments*	$525,929	$232,091	$72,050	$221,788	$—
Letter of credit agreements	12,603	12,603	—	—	—
Unrecognized tax benefits	12,589	12,589	—	—	—
Operating leases:
Real estate	954,690	173,705	322,497	231,022	227,466
Equipment	8,900	5,019	3,770	111	—
Merchandise purchases	291,413	291,413	—	—	—
Construction contracts	5,896	5,896	—	—	—
Other contractual commitments	29,517	27,067	2,439	11	—
Long-term obligations:
Non-qualified retirement plans	29,658	7,063	5,031	5,407	12,157

Total Commitments	$1,871,195	$767,446	$405,787	$458,339	$239,623

*	Interest payments were estimated using our current borrowing rates as of January 31, 2009.

When the sale of the J. Jill brand is complete, we expect that certain contractual commitments included in the table above would no longer be required to be payable by us. Of the total commitments, approximately $313.8 million relate to the J. Jill business, of which $237.4 million relates to real estate lease commitments with lease term expiring at various dates through 2021.

Debt.  In February 2006, we entered into a $400.0 million bridge loan agreement in connection with our planned acquisition of J. Jill. On July 27, 2006, the bridge loan was converted into a Term Loan (the “Acquisition Debt”). Pursuant to the Acquisition Debt agreement, we borrowed $400.0 million to be repaid in equal $20.0 million quarterly installments over five years through July 27, 2011. As of January 31, 2009, there was $200.0 million in borrowings outstanding under the Acquisition Debt. The interest rate on the Acquisition Debt as of January 31, 2009 was 1.5%. In February 2009, we entered into a $200 million term loan agreement (“AEON Loan”) with AEON. The funds received from the AEON Loan were used to repay all of the outstanding indebtedness under the Acquisition Term Loan Agreement. The AEON Loan is an interest only loan until maturity without any scheduled principal payments prior to maturity. Interest on the AEON Loan is at a variable rate equal to LIBOR plus 6.00%. Interest on the AEON Loan is payable semi-annually, in February and August, in arrears. The AEON Loan matures in February 2012.

As of January 31, 2009, we had revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80.0 million, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at our option, for periods of one, three, or six months. As of January 31, 2009, the weighted average interest rate on the loans was 3.1%. Of the $80.0 million outstanding under the Revolving Credit Agreements at January 31, 2009, $28.0 million is due in December 2009, $34.0 million is due in January 2010, and $18.0 million is due in April 2010. Together with AEON, we are currently in discussions with our lenders to extend the maturities on the debt, although there can be no assurance that such efforts will be successful.

We have a term loan of $20.0 million with principal due in April 2012. Interest on the term loan is due every six months and is fixed at 5.9%.

As part of the J. Jill acquisition, we assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on June 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum. As of January 31, 2009 and February 2, 2008, the Company held $8.4 million and $9.0 million outstanding, respectively.

In July 2008, we finalized the terms of a $50.0 million unsecured subordinated working capital term loan credit facility with AEON (U.S.A.). The facility will mature and AEON (U.S.A.)’s commitment to provide borrowings under the facility will expire on January 28, 2012. The facility is available for use by us and our subsidiaries for general working capital and other appropriate general corporate purposes. Interest on outstanding principal under the facility is at a rate equal to three-month LIBOR plus 5.0%. As of January 31, 2009, we had $20.0 million in borrowings outstanding under this $50.0 million credit facility. In February 2009, we borrowed the remaining $30.0 million available.

We have short-term working capital line of credit facilities of $165.0 million. As of February 2009, all of our working capital lines of credit are committed lines through December 2009, and are fully borrowed against at January 31, 2009.

In April of 2009 we entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to the lender. Funding under this facility is subject to mortgage and lien recordings and all necessary consents or waivers by existing lenders to the transactions contemplated by the agreement, including the granting of liens and mortgages in favor of AEON under the facility, without such lender requiring prepayment of its indebtedness or the establishment of a pari passu lien on the collateral in favor of such lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes. Interest on outstanding borrowings is at a variable rate at one month LIBOR plus 6.0% payable monthly in arrears. The facility contains an upfront fee of 1.0% of the commitment. The facility is secured by our Talbots charge card accounts receivable, our Hingham, Massachusetts owned corporate headquarters, and our Lakeville, Massachusetts owned distribution facility.

Letters of Credit.  During 2008, our letter of credit agreements of $265.0 million that were used primarily for the purchase of merchandise inventories expired. In July 2008, we executed an addendum to our financing agreement with one bank, allowing us to utilize up to $75.0 million of our short-term working capital line of credit facility with the bank for letters of credit. The $75.0 million short term working capital line of credit facility will continue to be available for working capital borrowings; however, the capacity will be reduced by any commercial letters of credit outstanding. As of January 31, 2009, the Company held $12.6 million in outstanding letters of credit against the $75.0 million short term line of credit facility.

Operating Leases.  We conduct the major part of our operations in leased premises with lease terms expiring at various dates through 2024. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and provide that we pay real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Included in the schedule above are 14 executed leases related to future new stores not yet opened at January 31, 2009. Additionally, included in the table above are leases for both store equipment and other corporate equipment with lease terms generally between three and five years. The table above includes the remaining lease payments for one Talbots Misses store located in the United Kingdom and eight Talbots Kids and Mens stores, for which we were unable to negotiate a lease settlement as of January 31, 2009. The present value of these remaining lease payments less estimated sublease income have been recorded within discontinued operations in 2008. Additionally included in the table above are the remaining lease payments for the 283 leases relating to the J. Jill brand.

Merchandise Purchases.  We generally make merchandise purchase commitments up to six to nine months in advance of the selling season. We do not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. The table above includes all merchandise commitments outstanding as of January 31, 2009.

Construction Contracts.  We enter into contracts to facilitate the build-out and renovation of its stores. The table above summarizes commitments as of January 31, 2009. Total capital expenditures for 2009 are currently expected to be reduced to approximately $27 million on a gross basis, of which approximately $20 million, or 76%, is currently allocated for store construction and renovation.

Other Contractual Commitments.  We routinely enter into contracts with vendors for products and services in the normal course of operation. These include contracts for insurance, maintenance on equipment, services, and advertising. These contracts vary in their terms but generally carry 30 day to three-year terms.

Long-Term Obligations.  We sponsor non-qualified retirement benefit plans for certain employees. This includes the SERP and a supplemental 401(k) plan for certain executives impacted by Internal Revenue Code limits on benefits and compensation. Additionally, we sponsor two deferred compensation plans that allow certain members of our management group to defer a portion of their compensation. We also provide post retirement medical plans to our Talbots brand employees. Included in this table are estimates of annual cash payments under these non-qualified retirement plans.

Our defined benefit pension plan obligations historically have been excluded from the contractual obligation table above because we have had no current requirements under the Employee Retirement Security Act (“ERISA”) to contribute to the plan as we historically have prepaid our liability for the upcoming plan year. In 2009, however, we are required to contribute to the plan as we did not prepay our liability in 2008 for the 2009 plan year. We expect to make a contribution to the plan of approximately $8.4 million, and this amount is not reflected in the table above. We announced in March 2009 that our Board of Directors has approved the freeze of our pension plan and SERP. Effective May 1, 2009, participants will receive no further accruals under the pension plan and SERP attributable to earnings and service after April 30, 2009.

Unrecognized Tax Benefits.  As we are unable to reasonably predict the timing of settlement of certain FIN No. 48 liabilities, the table does not include $45.3 million of income tax, interest, and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities. The amount that is expected to settle within one year, $12.6 million, is included in the table above.

Inflation and Changing Prices

We believe that changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect us in the future.

Exchange Rates

Most foreign purchase orders are denominated in U.S. dollars. However, as of January 31, 2009, we operated 28 Talbots brand stores in Canada. Through June 2008, we also operated three Talbots brand stores in the United Kingdom. Results from operations in the United Kingdom are included in discontinued operations for all periods presented. Each operation generates sales and incurs expenses in its local currency; however, each currency is generally stable and these operations represent only a small portion of our total operations. Accordingly, we have not experienced any significant impact from changes in exchange rates.

New Accounting Pronouncements

New accounting standards recently adopted and not yet adopted are discussed in Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements.

Forward-looking Information

This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future financial performance results or conditions, future access to credit facilities, future merchandise purchases, future cash flow and cash needs, and other future financial performance or financial position constitutes forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the

Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, assumptions and projections concerning our internal plan, including assumptions and projections concerning our regular-price and markdown selling, operating cash flows, liquidity, and funds available under our credit facilities for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks:

•	the material impact on our business, continuing operations and financial results of the significant deterioration in the U.S. economic environment, including continued substantial negative impact on consumer discretionary spending and consumer confidence, substantial loss of household wealth and savings, the disruption and significant tightening in the U.S. credit and lending markets, the expectations of deepening and long-term recessionary pressures, significantly increasing unemployment levels, and fluctuations in the value of the U.S. dollar, all of which continue to exert significant pressure on our business, continuing operations, liquidity and results of operations and which, if such macro-economic conditions continue or worsen, can be expected to continue to have an increasing impact on our business, continuing operations, liquidity, and results of operations;

•	ability to access on satisfactory terms or at all adequate additional financing and sources of liquidity necessary to fund our business and continuing operations and to obtain further increases in our credit facilities as may be needed from time to time;

•	satisfaction of all conditions to funding under our new secured credit facility;

•	our ability to generate sufficient liquidity whether through additional debt financing or other liquidity generating transactions to meet our near term and longer term cash needs;

•	consummation of any asset securitization, asset collateralization or other similar financing transaction or transactions;

•	ability to obtain extensions of commitment expiration dates and maturity dates of our existing credit facilities;

•	satisfaction of all borrowing conditions under our credit facilities including accuracy of all representations and warranties, no events of default, absence of material adverse effect or change, and all other borrowing conditions;

•	ability to successfully execute, fund, and achieve the benefits from our strategic initiatives including supply chain initiatives, anticipated lower inventory levels, expected operating expense and other cost reductions, the success of the new promotional cadence for the Talbots brand, reduced markdown exposure and improved gross margins;

•	future store closings and success of and necessary funding for closing underperforming stores;

•	ability to reduce spending as needed;

•	ability to achieve our 2009 financial plan for operating results, working capital and cash flows;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	risk of ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any disruption in our supply of merchandise;

•	our decision concerning, and the risks and uncertainties associated with, the decision to pursue a sale or disposition of the J. Jill brand business, including the timing, ultimate consummation if any, consideration which may be received, and other terms of any such sale or disposition;

•	ability to accurately estimate and forecast future regular-price and markdown selling, operating cash flows and other future financial results and financial position;

•	the success and customer acceptance of our new merchandise offerings including our spring, summer and other seasonal fashions and merchandise offerings;

•	risk of impairment of goodwill and other intangible and long-lived assets;

•	the risk of continued compliance with NYSE continued listing conditions, including thirty day average $1 trading price and $75 million market capitalization and stockholders’ equity, and other continued listing conditions; and

•	the impact of the deterioration in investment return and net asset values in the capital markets and the impact on increased expense and funding for pension and other postretirement obligations.

All of our forward-looking statements are as of the date of this Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Report could materially and adversely affect our continuing operations and our future financial results, cash flows, prospects, and liquidity. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

As of January 31, 2009, we had outstanding variable rate borrowings of $200.0 million under our $400.0 million term loan facility, $80.0 million under our revolving credit facility, $20.0 million under a term loan from AEON, and $148.5 million under working capital facilities. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.8 million for the year ended January 31, 2009.

We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 28 Talbots brand stores in Canada as of January 31, 2009. We believe our foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item may be found on pages F-2 through F-43 as listed below, including the quarterly information required by this item.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure at the reasonable assurance level that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of January 31, 2009 because of the material weakness discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of its internal control over financial reporting as of January 31, 2009. Our management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on this assessment management believes that, as of January 31, 2009, the Company did not maintain effective internal control over financial reporting because of the effect of a material weakness in our internal control over financial reporting as identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During its evaluation as of January 31, 2009, management identified the following material weakness in internal control over financial reporting: the Company had ineffective operation of controls to ensure non routine, complex transactions and events were properly accounted for in accordance with accounting principles generally accepted in the United States of America. As a result of this identified weakness, material adjustments were identified and recorded in the Company’s books and records related to accounts associated with income taxes. While this weakness exists, income taxes and other accounts affected by non routine, complex transactions may be materially impacted.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued a report on our internal control over financial reporting. Their report appears below.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2008, the Company identified a material weakness in its internal control over financial reporting as described above. Except as otherwise discussed in this Item 9A, there have not been any changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, identified in connection with the evaluation of its internal control performed during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weakness

Management has identified and initiated the following measures to strengthen our internal control over financial reporting and address the material weakness described above.

•	Expand training for tax, accounting and finance personnel to further develop the knowledge base resident within the Company and ensure the adequacy of qualified, trained staff to address complex, non routine transactions;

•	Further enhance procedures to help ensure that the proper accounting for all complex, non routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording;

•	Strengthen the communication and collaboration amongst the various departments within the Company; and

•	Supplement the Company’s internal resources with external advisors with specialized expertise as non routine or complex issues arise.

Management anticipates the actions described above and the resulting improvements in controls will strengthen the Company’s internal control over financial reporting relating to accounting for non routine, complex transactions, and will address the related material weakness that management identified at January 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Talbots, Inc.
Hingham, Massachusetts

We have audited The Talbots, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of January 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company had ineffective operation of controls to ensure non routine, complex transactions and events were properly accounted for in accordance with accounting principles generally accepted in the United States of America. As a result of this identified weakness, material adjustments were identified and recorded in the Company’s books and records related to accounts associated with income taxes. While this weakness exists, income taxes and other accounts affected by non routine, complex transactions may be materially impacted. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 31, 2009 of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2009, of the Company and our report dated April 16, 2009 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
April 16, 2009

Item 9B.	Other Information.

On April 10, 2009, the Company entered into a letter agreement with Michele M. Mandell, the former Executive Vice President, Stores, Talbots Brand, pursuant to which Ms. Mandell has agreed to provide consulting services during fiscal 2009 to assist with the transition of her responsibilities. Ms. Mandell will be compensated up to a maximum of $50,000 plus reimbursed expenses.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning our directors and nominees under the caption “Election of Directors” and the information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, information concerning our executive officers set forth in Part I, Item 1 above under the caption “Executive Officers of the Company,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, are incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our chief executive officer, senior financial officers and all other employees, officers and Board members. The Code of Ethics is available on our website, www.thetalbotsinc.com, under “Investor Relations,” and is available in print to any person who requests it. Any substantive amendment to the Code of Ethics and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on our website, www.thetalbotsinc.com, under “Investor Relations.”

Item 11.	Executive Compensation.

The information set forth under the caption “Executive Compensation,” the information concerning director compensation under the caption “Director Compensation,” and the information under the caption “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Compensation Committee Report” is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Beneficial Ownership of Common Stock” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth certain information about our 2003 Executive Stock Based Incentive Plan, as amended and the Restated Directors Stock Plan as of January 31, 2009. These plans are our only equity compensation plans and were both previously approved by our shareholders.

Equity Compensation Plan Information

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights	warrants, and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	11,414,613	$25.32	2,882,108
Equity compensation plans not approved by security holders	—	—	—

Total	11,414,613	$25.32	2,882,108

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Transactions with Related Persons” and the information concerning directors independence under the caption “Corporate Governance” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding auditors fees and services and our pre-approval policies and procedures for audit and non-audit services to be provided by our independent registered public accounting firm set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:  The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Talbots are included in this Report:

Consolidated Statements of Operations for the Years Ended January 31, 2009, February 2, 2008, and February 3, 2007

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008

Consolidated Statements of Cash Flows for the Years Ended January 31, 2009, February 2, 2008, and February 3, 2007

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended January 31, 2009, February 2, 2008, and February 3, 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Agreement and Plan of Merger, by and among The Talbots, Inc., Jack Merger Sub, Inc. and The J. Jill Group, Inc., dated February 5, 2006.(31)
(3)	Articles of Incorporation and By-laws.
3.1	Certificate of Incorporation, as amended, of Talbots. (1)(12)(15)
3.2	By-laws of Talbots.(1)
(4)	Instruments Defining the Rights of Security Holders, including Indentures.
4.1	Form of Common Stock Certificate of Talbots.(1)
(10)	Material Contracts.
10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON (U.S.A.), Inc.(2)
10.2	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo- Mitsubishi UFJ Trust Company, as amended.(2)(4)(8)(19)(21)(26)(34)(44)
10.3	Termination Agreement dated as of April 13, 2007 between The Talbots, Inc. and The Bank of Tokyo- Mitsubishi, Ltd. regarding the Credit Agreement dated as of January 25, 1994.(49)
10.4	Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi UFJ Trust Company, dated as of April 17, 1998, as amended.(7)(10)(17)(22)(30)(36)
10.5	Termination Agreement dated as of April 13, 2007 between The Talbots, Inc. and The Bank of Tokyo- Mitsubishi, Ltd. regarding the Credit Agreement dated as of April 17, 1998.(49)
10.6	Credit Agreement dated as of March 28, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd., as amended.(49)(65)
10.7	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended 2)(7)(8)(17)(21)(37)(49)
10.8	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Sumitomo Mitsui Banking Corporation (formerly The Sakura Bank, Limited), as amended.(2)(7)(11)(16)(19)(26)(34)(44)(62)(68)
10.9	Amendment, dated as of February 5, 2009, to Revolving Credit Agreement between The Talbots, Inc. and Sumitomo Banking Corporation.(80)

10.10	Continuing Commercial Letter of Credit and Security Agreement dated May 15, 1996 between Talbots and HSBC.(5)
10.11	Letter Agreement concerning credit facilities between HSBC and The Talbots, Inc. and The J. Jill Group, Inc., dated July 20, 2006.(41)
10.12	Letter Agreement concerning credit facilities between HSBC and The Talbots, Inc. and The J. Jill Group, Inc., dated July 16, 2007.(53)
10.13	Letter Agreement concerning credit facilities between HSBC and The Talbots, Inc. and The Talbots Group Limited Partnership, dated January 31, 2008.(18)(61)
10.14	Sixth Amended and Restated Loan Agreement dated May 3, 2006 between The J. Jill Group, Inc. and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, and TD Banknorth, N.A.(35)
10.15	Third Amendment to Lease Agreement, made as of May 3, 2006, by and between National Fire Protection Association and The J. Jill Group, Inc.(35)
10.16	Guarantee of Lease, made as of May 3, 2006, by The Talbots, Inc. to National Fire Protection Association.(35)
10.17	Revolving Loan Credit Agreement, dated April 17, 2003, between Mizuho Corporate Bank, Ltd. and Talbots. (17)(21)(38)(48)(71)
10.18	Revolving Loan Credit Agreement, dated January 28, 2004, between Talbots and Mizuho Corporate Bank, Ltd. (19)(26)(28)(44)(63)
10.19	Revolving Loan Credit Agreement by and between The Talbots, Inc. and Mizuho Corporation, Ltd. dated February 2, 2006.(29)
10.20	Term Loan Agreement, dated as of July 24, 2006, among The Talbots, Inc., the lenders from time to time party thereto and Mizuho Corporate Bank, Ltd., as arranger and administrative agent, as amended.(40)(51)(59)(66)
10.21	Guaranty (in connection with the Term Loan Agreement dated as of July 24, 2006) dated December 31, 2007, made by The Talbots Group, Limited Partnership, in favor of each of the Lenders and Mizuho Corporate Bank, Ltd., as arranger and administrative agent for the Lenders.(66)
10.22	General Financing Agreement between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated as of August 24, 2007.(56)
10.23	Amended and Restated Promissory Note between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated January 28, 2008.(64)
10.24	Uncommitted Letter of Credit Facility dated June 28, 2006 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J. Jill LLC, and J. Jill GP (collectively “Talbots”) and Bank of America.(39)
10.25	Uncommitted Lines of Credit Letter dated February 15, 2006 between The Talbots, Inc. and Bank of America.(27)
10.26	Uncommitted Line of Credit Facility dated March 26, 2007 between The Talbots, Inc. and Bank of America.(47)(60)
10.27	Uncommitted Letter of Credit Facility dated March 26, 2007 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J. Jill LLC, J. Jill GP and Bank of America.(47)
10.28	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON (U.S.A.), Inc.(2)
10.29	Amended Repurchase Program, dated as of April 29, 2005, between Talbots and AEON (U.S.A.), Inc.(20)
10.30	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)
10.31	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)
10.32	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(6)

10.33	Tax Allocation Agreement, dated as of November 18, 1993, between AEON (U.S.A.), Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)
10.34	Services Agreement, dated as of October 29, 1989, between Talbots and AEON (U.S.A.), Inc.(3)
10.35	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)
10.36	Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and Talbots dated as of November 1, 1999.(9)
10.37	The Talbots, Inc. Supplemental Retirement Plan, as amended and restated effective January 1, 2009. (82)(70)*
10.38	The Talbots, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2009.(82)*
10.39	The Talbots, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009.(82)*
10.40	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(15)*
10.41	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan, as amended through March 2, 2007.(50)*
10.42	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement.(67)*
10.43	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement.(67)*
10.44	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement (prior form).(24)*
10.45	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement (prior form).(24)*
10.46	The Talbots, Inc. Directors Deferred Compensation Plan restated as of May 27, 2004.(23)*
10.47	The Talbots, Inc. Restated Directors Stock Plan as amended through March 5, 2005.(13)*
10.48	Form of Restricted Stock Unit Award under The Talbots, Inc. Restated Directors Stock Plan.(33)*
10.49	Form of Option Agreement pursuant to The Talbots, Inc. Restated Director Stock Plan (prior form).(45)*
10.50	Form of Performance Accelerated Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan.(76)*
10.51	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan.(82)*
10.52	Director Compensation Arrangements, adopted September 25, 2008. (76)(82)*
10.53	The Talbots, Inc. Management Incentive Plan Performance Criteria.(52)*
10.54	Summary of executive officer annual cash incentive program (Management Incentive Plan and Turnaround Incentive Plan) and long-term equity incentive program structure for 2008.(67)*
10.55	Employment Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 6, 2007.(55)*
10.56	Restricted Stock Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007.(55)*
10.57	Stock Option Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007.(55)*
10.58	Employment Agreement, dated as of October 22, 1993, between Arnold B. Zetcher and The Talbots, Inc. amended through September 28, 2006.(2)(3)(32)(43)*
10.59	The Talbots, Inc. Umbrella Supplemental Retirement Plan effective as of May 25, 2005 between The Talbots, Inc. and Arnold B. Zetcher.(32)*
10.60	Compensation arrangements in connection with transition of Arnold B. Zetcher.(54)*
10.61	Employment Agreement by and between The Talbots, Inc. and Philip H. Kowalczyk, dated November 20, 2007.(58)*
10.62	Term Sheet between The Talbots, Inc. and Philip H. Kowalczyk, dated October 4, 2007, subsequently superseded by definitive employment agreement signed on November 20, 2007.(57)*
10.63	Employment Agreement, dated November 3, 2004, between Philip H. Kowalczyk and The Talbots, Inc., amended through May 3, 2006, subsequently superseded by definitive employment agreement signed on November 20, 2007.(25)(35)(46)*

10.64	Restricted Stock Agreement by and between The Talbots, Inc. and Philip H. Kowalczyk, dated November 20, 2007.(58)*
10.65	Grant Agreement by and between The Talbots, Inc. and John Fiske, III, dated March 1, 2007.(51)*
10.66	Change in Control Agreement by and between The Talbots, Inc. and John Fiske, III, effective April 1, 2007.(51)*
10.67	Offer Letter between The Talbots, Inc. and Paula Bennett, dated January 3, 2008.(69)*
10.68	Change in Control Agreement between The Talbots, Inc. and Paula Bennett, dated January 28, 2008.(69)*
10.69	Severance Agreement between The Talbots, Inc. and Paula Bennett, dated January 28, 2008.(69)*
10.70	Retention Agreement between The Talbots, Inc. and Paula Bennett dated November 11, 2008.(82)
10.71	Offer Letter between The Talbots, Inc. and Basha Cohen, dated December 11, 2007.(69)*
10.72	Change in Control Agreement between The Talbots, Inc. and Basha Cohen, dated December 17, 2007.(69)*
10.73	Severance Agreement between The Talbots, Inc. and Basha Cohen, dated December 17, 2007.(69)*
10.74	Offer Letter between The Talbots, Inc. and Lori Wagner, dated February 19, 2008.(69)*
10.75	Change in Control Agreement between The Talbots, Inc. and Lori Wagner, dated March 31, 2008.(69)*
10.76	Severance Agreement between The Talbots, Inc. and Lori Wagner, dated March 31, 2008.(69)*
10.77	Change in Control Agreements between Talbots and certain officers of Talbots. (2)(3)*
10.78	Severance Agreement by and between The Talbots, Inc. and each of Richard T. O’Connell, Jr. (form of), John Fiske, III (form of), Edward L. Larsen and Michele M. Mandell, dated August 6, 2007.(55)*
10.79	Letter Agreement between The Talbots, Inc. and Edward L. Larsen, dated December 5, 2008.(82)*
10.80	Offer Letter between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008.(82)*
10.81	Severance Agreement between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008.(82)*
10.82	Change in Control Agreement between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008.(82)*
10.83	Letter Notification, dated April 21, 2008, concerning letter of credit facilities between HSBC and The Talbots, Inc. and The Talbots Group Limited Partnership.(73)
10.84	Summary of Proposed $50,000,000 Term Loan Credit Facility between The Talbots, Inc. and one or more subsidiaries of AEON, Co., Ltd. (as Lender), dated June 10, 2008.(72)
10.85	Term Loan Agreement, dated as of July 16, 2008, between The Talbots, Inc. (as Borrower) and AEON (U.S.A.), Inc. (as Lender).(74)
10.86	First Amendment, dated as of March 12, 2009, to the Term Loan Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of July 16, 2008.(81)
10.87	Annex I, dated as of July 31, 2008, to the General Financing Agreement between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated as of August 24, 2007.(75)
10.88	Offer Letter between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008.(75)*
10.89	Change in Control Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008 (filed to correct clerical error in previously filed agreement).(82)*
10.90	Severance Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008.(75)*
10.91	Revolving Credit Agreement, dated as of December 29, 2008, between The Talbots, Inc. and Mizuho Corporate Bank, Ltd.(77)
10.92	Revolving Credit Agreement, dated as of December 30, 2008, between The Talbots, Inc. and Sumitomo Mitsui Banking Corporation.(77)
10.93	Revolving Credit Agreement, dated as of January 2, 2009, between The Talbots, Inc. and The Norinchukin Bank.(77)
10.94	Revolving Credit Agreement, dated as of February 26, 2009, between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd.(79)
10.95	Commitment Letter and Summary of Proposed $200,000,000 Loan Facility Agreement between The Talbots, Inc. (as Borrower) and AEON Co., Ltd. (as Lender), dated February 5, 2009.(78)

10.96	Term Loan Facility Agreement between The Talbots, Inc. and AEON Co., Ltd., dated as of February 25, 2009.(79)
10.97	Form of 409A Letter Agreement, dated December 31, 2008, between The Talbots, Inc. and the Michele M. Mandell, Richard T. O’Connell, Jr., John Fiske, III, Michael Smaldone, Lori Wagner, Basha Cohen and Gregory I. Poole.(82)*
10.98	Offer Letter between The Talbots, Inc. and Michael Smaldone, dated December 13, 2007.(82)*
10.99	Severance Agreement between The Talbots, Inc. and Michael Smaldone, dated December 17, 2007.(82)*
10.100	Change in Control Agreement between The Talbots, Inc. and Michael Smaldone, dated December 17, 2007.(82)*
10.101	Letter Agreement between the Talbots, Inc. and Michelle M. Mandell, dated April 10, 2009.(82)*
10.102	Offer Letter between The Talbots, Inc. and Benedetta I. Casamento, dated March 6, 2009.(82)*
10.103	Severance Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009.(82)*
10.104	Change in Control Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009.(82)*
10.105	Support Letters from Aeon Co., Ltd., dated April 9, 2009.(82)
10.106	Secured Revolving Credit Agreement dated as of April 10, 2009 between Talbots and Aeon Co., Ltd.(83)

*	Management contract and compensatory plan or arrangement.

(11)	Statement re: Computation of Per Share Earnings.

11.1	Incorporated by reference to Note 17, “Net (Loss) Income Per Share,” of the Company’s consolidated financial statements for the fiscal year ended January 31, 2009, included in this Report.

(21)	Subsidiaries.

21.1	List of Subsidiaries of The Talbots, Inc.(82)

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(82)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(82)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(82)

(32)	Section 1350 Certifications.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes- Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Michael Scarpa, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company.(82)

1	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

2	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).

3	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995 (SEC file number reference 001-12552).

4	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 1995 (SEC file number reference 001-12552).

5	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 15, 1996 (SEC file number reference 001-12552).

6	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997 (SEC file number reference 001-12552).

7	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1998 (SEC file number reference 001-12552).

8	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999 (SEC file number reference 001-12552).

9	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999 (SEC file number reference 001-12552).

10	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999 (SEC file number reference 001-12552).

11	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000 (SEC file number reference 001-12552).

12	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 24, 2000 (SEC file number reference 001-12552).

13	Incorporated by reference to the 2005 Proxy Statement (Exhibit A) dated April 21, 2005.

14	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 6, 2001 (SEC file number reference 001-12552).

15	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001 (SEC file number reference 001-12552).

16	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 13, 2003 (SEC file number reference 001-12552).

17	[Intentionally omitted.]

18	Incorporated by reference to the Current Report on Form 8-K dated April 9, 2008.

19	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 24, 2004 (SEC file number reference 001-12552).

20	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 2005.

21	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2005.

22	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 4, 2004.

23	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended July 31, 2004.

24	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 18, 2004.

25	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 2004.

26	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 26, 2005.

27	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 22, 2006.

28	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 20, 2006.

29	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 2, 2006.

30	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 6, 2005.

31	Incorporated by reference to the exhibits filed with Current Report on Form 8-K/A dated February 5, 2006.

32	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated August 17, 2005.

33	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 3, 2005.

34	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 26, 2006.

35	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 3, 2006.

36	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 7, 2006.

37	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 17, 2006.

38	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 18, 2006.

39	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 7, 2006.

40	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2006.

41	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 27, 2006.

42	[Intentionally omitted.]

43	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 22, 2006.

44	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 24, 2007.

45	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 25, 2005.

46	Incorporated by reference to the exhibits filed with Current Report on Form 8-K/A dated May 3, 2006.

47	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 26, 2007.

48	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 22, 2007.

49	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 19, 2007.

50	Incorporated by reference to the 2007 Proxy Statement (Exhibit A) dated April 23, 2007.

51	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended May 5, 2007.

52	Incorporated by reference to the Current Report on Form 8-K dated March 1, 2007.

53	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 30, 2007.

54	Incorporated by reference to the Current Report on Form 8-K dated August 6, 2007.

55	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended August 4, 2007.

56	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated August 27, 2007.

57	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended November 3, 2007.

58	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 20, 2007.

59	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 26, 2007.

60	Incorporated by reference to the Current Report on Form 8-K dated December 5, 2007.

61	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 8, 2008.

62	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 1, 2008.

63	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 23, 2008.

64	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 28, 2008.

65	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 4, 2008.

66	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 31, 2007.

67	Incorporated by reference to the Current Report on Form 8-K dated February 28, 2008 and the exhibits filed therewith.

68	Incorporated by reference to the Current Report on Form 8-K dated March 13, 2008.

69	Incorporated by reference to the exhibits filed with Annual Report on Form 10-K for the period ended February 2, 2008.

70	Incorporated by reference to the Current Report on Form 8-K dated February 25, 2009.

71	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 9, 2008.

72	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 10, 2008.

73	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended May 3, 2008.

74	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 18, 2008.

75	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended August 2, 2008.

76	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended November 1, 2008.

77	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 29, 2008.

78	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 5, 2009.

79	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 25, 2009.

80	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 3, 2009.

81	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 12, 2009.

82	Filed with this Form 10-K.

83	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K dated April 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Talbots, Inc.

By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

Dated: April 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 16, 2009.

/s/ Trudy F. Sullivan Trudy F. Sullivan President and Chief Executive Officer (Principal Executive Officer)	/s/ John W. Gleeson John W. Gleeson Director

/s/ Tsutomu Kajita Tsutomu Kajita Director	Motoya Okada Director

/s/ Gary M. Pfeiffer Gary M. Pfeiffer Director	Yoshihiro Sano Director

/s/ Susan M. Swain Susan M. Swain Director	/s/ Isao Tsuruta Isao Tsuruta Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Talbots, Inc.
Hingham, Massachusetts

We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 effective February 4, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 16, 2009

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands except per share data

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(52 weeks)	(52 weeks)	(53 weeks)

Net Sales	$1,495,170	$1,708,115	$1,772,306
Costs and Expenses
Cost of sales, buying and occupancy	1,049,785	1,143,309	1,152,886
Selling, general and administrative	523,136	523,286	504,775
Restructuring charges	17,793	3,710	—
Impairment of store assets	2,845	2,606	49

Operating (Loss) Income from Continuing Operations	(98,389)	35,204	114,596
Interest
Interest expense	20,589	35,400	31,114
Interest income	299	1,289	6,612

Interest Expense — net	20,290	34,111	24,502

(Loss) Income Before Taxes from Continuing Operations	(118,679)	1,093	90,094
Income Tax Expense	20,842	1,050	33,218

(Loss) Income from Continuing Operations	(139,521)	43	56,876
Loss from Discontinued Operations, net of taxes	(416,138)	(188,884)	(25,300)

Net (Loss) Income	$(555,659)	$(188,841)	$31,576

Net (Loss) Income Per Share
Basic (loss) income per share from continuing operations	$(2.61)	$—	$1.08
Basic loss per share from discontinued operations	(7.79)	(3.56)	(0.48)

Basic (loss) income per share	$(10.40)	$(3.56)	$0.60

Diluted (loss) income per share from continuing operations	$(2.61)	$—	$1.06
Diluted loss per share from discontinued operations	(7.79)	(3.56)	(0.47)

Diluted (loss) income per share	$(10.40)	$(3.56)	$0.59

Weighted Average Number of Shares of
Common Stock Outstanding
Basic	53,436	53,006	52,651

Diluted	53,436	53,006	53,485

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Amounts in thousands except share data

	January 31,	February 2,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$16,718	$25,476
Customer accounts receivable — net	169,406	210,853
Merchandise inventories	206,593	262,603
Deferred catalog costs	4,795	6,249
Due from related party	376	3,040
Deferred income taxes	—	25,084
Income tax refundable	26,646	—
Prepaid and other current assets	35,277	34,524
Assets held for sale — current	109,966	84,018

Total current assets	569,777	651,847
Property and equipment — net	277,363	329,360
Goodwill	35,513	35,513
Trademarks	75,884	75,884
Other assets	12,756	30,545
Assets held for sale — long-term	—	379,830

Total Assets	$971,293	$1,502,979

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$122,034	$143,611
Accrued income taxes	—	4,829
Accrued liabilities	148,356	151,476
Notes payable to banks	148,500	—
Current portion of long-term debt	70,377	80,650
Liabilities held for sale — current	94,190	62,478

Total current liabilities	583,457	443,044
Long-term debt less current portion	238,000	308,377
Related party debt	20,000	—
Deferred rent under lease commitments	115,282	116,897
Deferred income taxes	28,456	5,646
Other liabilities	164,195	144,672
Liabilities held for sale — long-term	—	29,564
Commitments
Stockholders’ (Deficit) Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 81,125,526 shares and 79,755,443 shares issued, respectively, and 55,376,371
shares and 54,921,777 shares outstanding, respectively	811	797
Additional paid-in capital	492,932	485,629
Retained (deficit) earnings	(19,278)	565,805
Accumulated other comprehensive loss	(67,079)	(13,474)
Treasury stock, at cost: 25,749,155 shares and 24,833,666 shares, respectively	(585,483)	(583,978)

Total stockholders’ (deficit) equity	(178,097)	454,779

Total Liabilities and Stockholders’ (Deficit) Equity	$971,293	$1,502,979

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(52 weeks)	(52 weeks)	(53 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(555,659)	$(188,841)	$31,576
Loss from discontinued operations, net of tax	(416,138)	(188,884)	(25,300)

Net (loss) income from continuing operations	(139,521)	43	56,876
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	84,526	88,940	87,346
Impairment of store assets	2,845	2,606	49
Amortization of debt issuance costs	399	271	325
Deferred rent	(242)	944	5,702
Compensation expense related to stock-based awards	8,562	17,522	17,334
(Gain) loss on disposal of property and equipment	(28)	1,113	(46)
Tax benefit from options exercised	76	347	1,109
Excess tax benefit from options exercised	—	(347)	(1,156)
Deferred income taxes	44,769	(22,732)	(19,091)
Changes in assets and liabilities:
Customer accounts receivable	41,156	(6,119)	5,061
Merchandise inventories	41,325	40,469	(55,698)
Deferred catalog costs	1,453	(148)	(80)
Due from affiliates	2,664	2,632	2,220
Prepaid and other current assets	(2,653)	5,425	1,740
Income tax refundable	(26,646)	—	—
Accounts payable	(20,898)	38,085	19,560
Accrued income taxes	(4,308)	15,659	19,667
Accrued liabilities	(3,665)	18,126	8,445
Other assets	13,047	(2,265)	(7,146)
Other liabilities	(26,601)	13,137	10,084

Net cash provided by operating activities	16,260	213,708	152,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(44,698)	(57,597)	(77,555)
Proceeds from disposal on property and equipment	2,555	—	612
Acquisition of J. Jill, net of cash acquired	—	—	(493,946)

Net cash used in investing activities	(42,143)	(57,597)	(570,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on working capital notes payable, net	106,500	(45,000)	45,000
Proceeds from working capital notes payable	57,000	—	—
Payments on working capital notes payable	(15,000)	—	—
Proceeds from related party borrowings	20,000	—	—
Payments on long-term borrowings	(80,502)	(80,469)	(40,358)
Proceeds from financing relating to acquisition	—	—	400,000
Proceeds from options exercised	888	1,550	3,785
Excess tax benefit from options exercised	—	347	1,156
Payment of debt issuance costs	(866)	—	(1,414)
Cash dividends	(28,752)	(28,363)	(27,490)
Purchase of treasury stock	(1,505)	(521)	(1,113)

Net cash provided by (used in) financing activities	57,763	(152,456)	379,566

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(464)	1,424	(404)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	(20,119)	11,677	(17,909)
Investing activities	(18,684)	(27,215)	(9,924)
Effect of exchange rate changes on cash	(154)	12	162

	(38,957)	(15,526)	(27,671)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,541)	(10,447)	(67,097)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,280	34,819	100,813
INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(188)	(92)	(1,368)

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,551	$24,280	$32,348

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Amounts in thousands except share data

					Accumulated
			Additional	Retained	Other				Total
	Common Stock		Paid-in	Earnings	Comprehensive	Deferred	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Loss	Compensation	Stock	(Loss) Income	(Deficit) Equity

BALANCE AT JANUARY 29, 2006	77,861,128	779	455,221	783,397	(16,682)	(13,403)	(582,344)		626,968
Cash dividends paid	—	—	—	(27,490)	—	—	—		(27,490)
Common stock issued as stock award	439,091	4	—	—	—	—	—		4
Adoption of SFAS No. 123R	—	—	(13,403)	—	—	13,403	—		—
Compensation expense related to stock options	—	—	12,492	—	—	—	—		12,492
Compensation expense related to nonvested common
stock awards	—	—	5,504	—	—	—	—		5,504
Stock options exercised, including tax benefit	267,168	3	4,887	—	—	—	—		4,890
Purchase of 66,554 shares of vested and nonvested
common stock awards	—	—	—	—	—	—	(1,113)		(1,113)
Adoption of SFAS No. 158	—	—	—	—	(17,345)	—	—		(17,345)
Comprehensive income:
Net income	—	—	—	31,576	—	—	—	$31,576	31,576
Translation adjustment	—	—	—	—	(315)	—	—	(315)	(315)
Change in pension and postretirement liabilities, net of tax	—	—	—	—	8,140	—	—	8,140	8,140

Comprehensive income	—	—	—	—	—	—	—	$39,401

BALANCE AT FEBRUARY 3, 2007	78,567,387	786	464,701	787,483	(26,202)	—	(583,457)		643,311
Adjustment to retained earnings upon the adoption of FIN No. 48	—	—	—	(4,674)	—	—	—		(4,674)
Cash dividends paid	—	—	(200)	(28,163)	—	—	—		(28,363)
Common stock issued as stock award	1,014,336	10	—	—	—	—	—		10
Compensation expense related to stock options	—	—	10,946	—	—	—	—		10,946
Compensation expense related to nonvested common
stock awards	—	—	8,296	—	—	—	—		8,296
Stock options exercised, including tax benefit	173,720	1	1,886	—	—	—	—		1,887
Purchase of 265,540 shares of vested and nonvested
common stock awards	—	—	—	—	—	—	(521)		(521)
Comprehensive (loss) income:
Net loss	—	—	—	(188,841)	—	—	—	$(188,841)	(188,841)
Translation adjustment	—	—	—	—	2,528	—	—	2,528	2,528
Change in pension and postretirement liabilities, net of tax	—	—	—	—	10,200	—	—	10,200	10,200

Comprehensive loss	—	—	—	—	—	—	—	$(176,113)

BALANCE AT FEBRUARY 2, 2008	79,755,443	797	485,629	565,805	(13,474)	—	(583,978)		454,779
Adjustment to retained earnings upon the adoption of SFAS No. 158				(897)					(897)
Cash dividends paid	—	—	(225)	(28,527)	—	—	—		(28,752)
Common stock issued as stock award	1,298,415	13	—	—	—	—	—		13
Compensation expense related to stock options	—	—	4,677	—	—	—	—		4,677
Compensation expense related to nonvested common stock awards	—	—	4,178	—	—	—	—		4,178
Tax deficiency on vested stock awards	—	—	(2,277)	—	—	—	—		(2,277)
Stock options exercised, including tax benefit	71,668	1	950	—	—	—	—		951
Purchase of 915,489 shares of vested and nonvested common stock awards	—	—	—	—	—	—	(1,505)		(1,505)
Comprehensive (loss) income:
Net loss	—	—	—	(555,659)	—	—	—	$(555,659)	$(555,659)
Translation adjustment	—	—	—	—	(1,216)	—	—	(1,216)	(1,216)
Change in pension and postretirement liabilities	—	—	—	—	(52,389)	—	—	(52,389)	(52,389)

Comprehensive loss	—	—	—	—	—	—	—	$(609,264)

BALANCE AT JANUARY 31, 2009	81,125,526	$811	$492,932	$(19,278)	$(67,079)	$—	$(585,483)		$(178,097)

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

The Talbots, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a specialty retailer and direct marketer of women’s apparel, accessories and shoes. The Company’s products are sold through its 587 stores, its circulation of approximately 55 million catalogs in 2008 and online through its website. AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), which is a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”), is the Company’s majority shareholder, owning approximately 54% of the Company’s outstanding common stock at January 31, 2009.

In October 2008, the Company’s Board of Directors approved the plan to sell the J. Jill business. Operating results of its J. Jill business have been classified as discontinued operations for all periods presented. Additionally, the estimated fair value of J. Jill’s assets and liabilities are presented within assets and liabilities held for sale within the Company’s consolidated balance sheets for all periods presented.

During 2008, the Company completed the closedown of its Talbots Kids, Mens, and U.K. businesses and their operating results have been classified as discontinued operations for all periods presented. Therefore, the accompanying notes to the consolidated financial statements reflect continuing operations of all Talbots core businesses which include Talbots Misses, Petites, Woman, Collection, and Accessories & Shoes concepts, unless specified otherwise. Summarized financial data for the businesses that are classified as discontinued operations are provided in Note 4, Discontinued Operations.

2.	Recent Events and Management’s Plan

During 2008 and 2007 the Company incurred significant net losses attributable to operations, some of which have been or are in the process of being discontinued. Included in the net losses are charges related to impairments of intangible and tangible assets and restructuring charges. The majority of the impairment charges relate to the J. Jill business. The restructuring charges primarily relate to restructuring activities intended to reduce costs. During 2007, cash flows generated from operating activities from continuing operations was $213.7 million. During 2008, cash flows generated from operating activities from continuing operations declined to $16.3 million and operating cash used in discontinued operations was $20.1 million. As of January 31, 2009, the Company had a working capital deficit of $13.7 million and a stockholders’ deficit of $178.1 million. In addition, as of January 31, 2009, the Company was in violation of certain financial covenants on its outstanding Acquisition Debt (see Note 12, Debt) and had substantial additional debt obligations coming due in the next twelve months. Management believes that the economic recession had a significant impact on the Company’s business during 2008, especially during the fourth quarter of 2008, in which sales declined by 23% on a year over year basis.

In response to these short-term liquidity needs, management undertook several financing actions during 2008 and through April of 2009 in an effort to improve liquidity. These actions consisted of the following:

•	In July of 2008 the Company entered into a $50 million subordinated working capital term loan facility with AEON (U.S.A.) which matures in 2012 and requires interest-only payments until maturity. As of January 31, 2009, the Company had drawn $20 million on this facility and subsequent to January 31, 2009 has borrowed the remaining $30 million available under the facility.

•	In February of 2009, the Company obtained a $200 million term loan facility from AEON which was used to repay all outstanding indebtedness under the Acquisition Debt Agreement related to the 2006 J. Jill acquisition. The Acquisition Debt Agreement had required quarterly principal payments of $20 million and, in addition, the Company was in default on certain covenants as of January 31, 2009. The $200 million loan from AEON is interest-only until it matures, which is at the Company’s option in 2012. There are no financial covenants associated with this debt.

•	As of February 2009, the Company had converted all of its working capital lines, amounting to $165 million in the aggregate, to committed lines with maturities in December 2009. Management, with AEON, is

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently in discussions with the Company’s lenders to extend the commitment expiration dates of these facilities, although there can be no assurance that this will be achieved.

•	In February of 2009, AEON guaranteed the Company’s outstanding debt under its existing working capital facilities totaling $165 million, its existing revolving credit facilities totaling $80 million, and its existing $20 million term loan facility. In April of 2009 AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 16, 2010 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to the Company, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any lack of the Company’s financial resources caused by any such failure of refinancing. In April of 2009 AEON also confirmed its support for the Company’s working capital improvements initiatives for its merchandise payables management and that it will use commercially reasonable effort to provide the Company with financial support through loan or guarantee up to $25 million only if, and to the extent that, the Company may possibly fall short in achieving its targeted cash flow improvement for fall 2009 merchandise payables.

•	In April of 2009 the Company entered into a $150 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to the lender. Funding under this facility is subject to mortgage and lien recordings and all necessary consents or waivers by existing lenders to the transactions contemplated by the agreement, including the granting of liens and mortgages in favor of AEON under the facility; without such lender requiring prepayment of its indebtedness or the establishment of a pari passu lien on the collateral in favor of such lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes.

•	The Company has eliminated all financial covenant ratios from its debt agreements.

In addition to the short-term liquidity actions described above, management has formulated additional responses to address current economic conditions and operating performance. As part of the Company’s continuing strategic initiatives, management took the following actions in 2008 and to date in 2009:

•	During the third quarter of 2008 management completed the closing of its Kids, Mens, and U.K. business concepts. These business concepts were not considered strategic to ongoing operations.

•	During the third quarter of 2008 the Board of Directors approved a plan to sell the J. Jill business. This business is not considered strategic to ongoing operations.

•	In June of 2008 management reduced the Company’s corporate headcount by approximately 9% across multiple locations at all levels.

•	In February of 2009 management further reduced the Company’s corporate headcount by approximately 17%.

•	Management has reduced the planned hours worked in its stores for 2009.

•	During 2008 and into 2009, management took a number of actions in an effort to seek to improve gross margins including (i) changing its promotional cadence to monthly markdowns rather than its historical four clearance sales events per year; (ii) holding a leaner inventory position, concentrating on better product flow and content resulting in decreased planned inventory commitments into 2009; and (iii) adopting a new price optimization tool.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	During 2008 management eliminated advertising in television and national print, contributing to $14.8 million less in spending from 2007.

•	For 2009, management currently plans to decrease catalog circulation levels, subject to continuing review.

•	In 2008, the Company’s gross capital expenditures (excluding construction allowances received from landlords) were $44.7 million, which was down from 2007 by $12.9 million. For 2009, management plans to further reduce capital expenditures from 2008 levels, subject to continuing review.

•	Management has eliminated matching contributions to its 401(k) plan for 2009.

•	Management has increased employee health care contributions in 2009.

•	Management has eliminated merit increases for 2009.

•	Management has frozen its defined benefit pension plans effective May 1, 2009.

•	In February of 2009 the Company’s Board approved the indefinite suspension of the quarterly dividend.

Because economic conditions and discretionary consumer spending have not improved in the near term, management expects to continue to consider further realignment and rationalization initiatives. Management will also continue to review store performance. Management also expects that the Company may need to close certain stores that may not be part of a J. Jill sale, depending on the terms of any sale agreement, the funding for which may be from net sale proceeds, although there can be no assurance as to timing of any closings or funding from net sale proceeds.

Based on its current assumptions and forecasts for 2009, management believes that it has developed a fiscal 2009 financial plan that, if successfully executed, will provide sufficient liquidity to finance anticipated working capital and other currently expected cash needs for fiscal 2009. While the Company expects to experience significant short term working capital shortfalls in the first half of 2009, management believes that its new $150 million secured revolving loan facility entered into with AEON, together with its April 2009 financial support letters from AEON referred to above as well as achieving its targeted cost reduction and cash flow improvements for fiscal 2009, should address this shortfall. There can be no assurance that either current negative sales trends and negative operating results may not continue longer than expected or recovery may not take longer than planned or that we may not achieve such targeted cost and cash improvement goals, and as a result there can be no certainty our cash needs may not be greater than we anticipate or have planned for. The Company’s ability to meet cash needs and to satisfy our operating and other non-operating costs will depend upon our future operating performance as well as general economic conditions.

3.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the applicable balance sheets and the reported amounts of net sales and expenses during the applicable reporting periods. The Company’s significant estimates within the consolidated financial statements include those related to inventory markdown reserves, product returns, customer programs and incentives, retirement plans, valuation of long-lived assets, valuation of intangibles, income taxes, and stock-based compensation. Actual results could differ materially from those estimates.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year — The Company conforms to the National Retail Federation’s fiscal calendar. The years ended January 31, 2009 and February 2, 2008 were 52-week reporting periods. The year ended February 3, 2007 was a 53-week reporting period. References to “2008”, “2007” and “2006” are for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The Company had outstanding checks in excess of funds on deposit at certain banks of $18.1 million and $6.0 million at January 31, 2009 and February 2, 2008, respectively. These amounts are included in accounts payable in the accompanying consolidated balance sheets. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions are processed within one to five business days. The Company classifies all credit card and debit card transactions as cash and cash equivalents. Amounts due from banks for these transactions classified as cash and cash equivalents totaled $3.8 million and $6.0 million at January 31, 2009 and February 2, 2008, respectively. The Company has included cash from its discontinued operations of approximately $0.2 million and $1.2 million as cash and equivalents within its consolidated balance sheets as of January 31, 2009 and February 2, 2008.

Customer Accounts Receivable — Customer accounts receivable are amounts due from customers as a result of customer purchases on the Talbots brand proprietary charge card, net of an allowance for doubtful accounts. The Talbots charge card program is administered through Talbots Classics National Bank and Talbots Classics Finance Company, Inc., both wholly owned subsidiaries. Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluation of customers’ financial positions are performed and collateral is not required as a condition of credit. The allowance for doubtful accounts is maintained for estimated losses from the inability of customers to make required payments and is based on a percentage of outstanding balances, historical charge-offs, and charge-off forecasts. Delinquent accounts are generally written off after a period of 180 days. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make collectability unlikely.

Customer Loyalty Program — The Company maintains a customer loyalty program referred to as the Classic Awards Program in which Talbots U.S. brand customers receive “appreciation awards” based on reaching specified purchase levels. The Classic Awards program was relaunched in January 2009 with the addition of non-charge-based loyalty incentives and additional incentives for customers who spend more than a $1,000 per year on their Talbots charge card. Appreciation awards may be applied to future merchandise purchases and expire one year after issuance. The cost of the appreciation award is recognized at the time of the initial customer purchase and is charged to selling, general and administrative expenses based on purchase levels, actual awards issued, and historical redemption rates. The related liability is included in accrued liabilities.

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Trademarks — The Company assesses the potential impairment of goodwill using a fair value approach at the reporting unit level, on an annual basis, or more frequently if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company has elected the first day of each fiscal year as its annual measurement date.

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the reporting unit based on their fair value and determining the implied fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

In performing impairment tests related to goodwill, the Company determines the fair value of each of its reporting units using a combination of a discounted cash flow approach and a market value approach. The discounted cash flow approach uses a reporting unit’s projections of estimated operating results and cash flows and applies a weighted-average cost of capital that reflects current market conditions. A key assumption in the Company’s fair value estimate is the weighted average cost of capital used for discounting its cash flow projections. The Company believes that the rate used is consistent with the risks inherent in its business and with the retail industry. The market value approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating characteristics of the reporting units. The evaluation of goodwill requires the Company to use significant judgments and estimates, including but not limited to market multiples, projected future revenues and expenses, changes in gross margins, cash flows, and estimates of future capital expenditures. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business model, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.

Trademarks that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment. The fair value of the Company’s trademarks are estimated and compared to their carrying value to determine if impairment exists. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future sales, royalty rates in the category of intellectual property, discount rates, and other variables. Significant differences between these estimates and actual results could materially affect the Company’s future financial results.

The Company completed its annual goodwill and indefinite lived asset impairment tests as of the first day of each of the 2008, 2007, and 2006 fiscal years and as a result, no impairments were recognized. However, as a result of declines in the actual and projected performance and cash flows of the Company in the third quarter, the Company determined that an additional interim impairment test was required to be performed as of the end of the third quarter of 2008. The Company’s interim test did not result in an impairment charge for either of its Talbots brand reporting units.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, in the fourth quarter of 2008, as a result of further declines in actual and expected future financial performance and cash flows and declines in the Company’s market capitalization, the Company performed an additional interim impairment test as of January 31, 2009 of its Talbots reporting units. The interim test did not result in an impairment charge for either of its Talbots brand reporting units.

In the fourth quarter of 2007, the Company performed an interim goodwill and indefinite lived asset impairment test due to the lower than expected sales and operating performance of the Talbots brand as well as the overall decline on the Company’s market value. The interim test did not result in an impairment change for the Company’s Talbots brand reporting units.

The Company has $35.5 million of goodwill and $75.9 million of trademarks related to the Talbots brand as of January 31, 2009. The Company may be required to perform future interim impairment tests relative to its goodwill and indefinite lived intangible assets if future results significantly vary from management’s expectations. In addition, the Company considers its market capitalization and other factors as potential indicators that the carrying value may exceed the fair value of such assets. As the Company’s industry continues to be materially impacted by the deterioration of the U.S. economic environment and the Company believes the effects will continue into 2009, additional impairment charges are possible.

Impairment of Long-lived Assets — The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The amount of impairment loss is based upon the fair value of the long-lived asset compared to the carrying value. The Company recorded an impairment loss on its store assets of $2.8 million, $2.6 million, and less than $0.1 million in 2008, 2007, and 2006, respectively.

Grantor Trust — The Company maintains an irrevocable grantor’s trust (“Rabbi Trust”) to hold assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan. The assets held in the Rabbi Trust consist of money market and insurance policies (in which the Company is the owner and designated beneficiary) which are recorded at the cash surrender value. At January 31, 2009 and February 2, 2008, the values were $14.4 million and $27.2 million, respectively. The Company includes its assets held in the Rabbi Trust in other assets in the consolidated balance sheets unless the benefits are expected to be paid within the next year, in which case the assets are included in prepaid and other current assets. As of January 31, 2009 and February 2, 2008, $5.5 million and $0, respectively, were included in prepaid and other current assets. The Company’s obligation related to the Supplemental Retirement Savings Plan and Deferred Compensation Plan was $14.5 million and $25.4 million, respectively, at January 31, 2009 and February 2, 2008. The Company includes its obligation in other liabilities in its consolidated balance sheets unless the benefits are expected to be paid within the next year, in which case are included in accrued liabilities. As of January 31, 2009 and February 2, 2008, $5.5 million and $0, respectively, were included in accrued liabilities.

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The carrying value of cash, accounts receivable, and accounts payable approximates their fair market values due to their short-term nature. The Company believes that the carrying value of its outstanding debt approximates fair value.

Foreign Currency Translation — The functional currency of the Company’s foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using the exchange rates throughout the year. Adjustments resulting from such translation are included as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains or losses are recorded directly to operations.

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

Selling, General and Administrative Expenses — Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; and the costs and income associated with the Company’s credit card operations. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing, and store distribution. Warehouse operations costs in 2008, 2007, and 2006, were approximately $27.6 million, $24.6 million, and $23.9 million, respectively.

Finance Charge Income — Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense, and includes interest and late fees.

Advertising — Advertising costs, which include media, production, and catalogs, totaled $60.2 million, $64.1 million, and $61.5 million, in 2008, 2007, and 2006, respectively. Media and production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally one to five months.

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”) on February 4, 2007. The Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company has classified uncertain tax positions that are expected to be paid in less than one year within accrued liabilities. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company classifies interest on uncertain tax positions in interest expense, interest income from income tax refunds in interest income, and penalties in selling, general and administrative expenses. Prior to the adoption of FIN No. 48, these amounts were reflected in income tax expense. See Note 13, Income Taxes, for further discussion on income taxes.

Stock-Based Compensation — The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share — Based Payment (“SFAS No. 123R”), which requires all stock-based compensation to be recognized in the financial statements at their grant date fair value. The Company recognizes stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards for those awards granted. For nonvested stock awards outstanding, the Company recognizes stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards. See Note 7, Stock-Based Compensation, for further discussion on stock-based compensation.

Comprehensive (Loss) Income — The Company’s comprehensive (loss) income is comprised of reported net (loss) income plus the impact of changes in the cumulative foreign currency translation adjustment, net of tax, and the changes in the pension and postretirement plan liabilities, net of tax. Accumulated other comprehensive loss (“AOCI”), which is included in stockholders’ (deficit) equity, is comprised of the impact of changes in cumulative foreign currency translations adjustments, net of taxes and the changes in the pension and postretirement plan liabilities, net of taxes as detailed below.

	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Cumulative translation adjustment, net of taxes of $0.7 million, $0, and $0, respectively	$(1,125)	$91	$(2,437)
Pension and postretirement plan liabilities, net of taxes of $9.0 million, $9.0 million, and $15.8 million, respectively	(65,954)	(13,565)	(23,765)

Accumulated other comprehensive loss	$(67,079)	$(13,474)	$(26,202)

Pursuant to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), any changes to the Company’s defined benefit plans funded status is required to be recognized as an unrealized gain or loss through AOCI. The Company was required to adopt the recognition provisions of SFAS No. 158 as of February 3, 2007 which resulted in a charge to AOCI of $17.3 million, net of taxes. In 2008, the Company established a valuation allowance for substantially all of its deferred tax assets. The valuation allowance of $21.3 million relating to the Company’s pension and postretirement plans recognized in 2008 for losses was included within other comprehensive loss.

Basic and Diluted Net (Loss) Income Per Share — Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Nonvested stock awards

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and restricted stock units are excluded from basic net (loss) income per share as the awards are contingently returnable. Once the nonvested stock awards and restricted stock units have vested, they are included in the computation of basic net (loss) income per share. The calculation of diluted net (loss) income per share is consistent with that of basic net (loss) income per share but gives effect to all potential common shares, which includes stock options, nonvested stock awards, and restricted stock units that were outstanding during the period, unless the effect is antidilutive.

Supplemental Cash Flow Information — Interest paid in 2008, 2007, and 2006 was $17.7 million, $30.8 million, and $30.1 million, respectively. Income tax payments in 2008, 2007, and 2006 were $13.6 million, $12.1 million, and $31.2 million, respectively.

Recently Adopted Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. See Note 18, Fair Value Measurements, for further discussion.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans, an Amendment of FASB Statements No, 87, 88, 106, and 132 (R) (“SFAS No. 158”) which applied to all employers who offer defined benefit postretirement plans. As permitted, the Company’s adoption of SFAS No. 158 was in two phases. The Company adopted the first phase, the recognition provisions, as of February 3, 2007. The second phase of SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. The Company adopted this provision for the fiscal year ending January 31, 2009. SFAS No. 158 provides two approaches that a company may follow to transition to a fiscal year-end measurement date. The Company used the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at January 31, 2009. The Company used a December 31 measurement date in 2007 and prior years and has transitioned to a fiscal year-end measurement date at January 31, 2009. This resulted in a decrease to retained earnings of $0.9 million, and an increase to other liabilities of $0.9 million, which represented approximately one month of the net periodic benefit cost.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS No. 159 as of February 3, 2008, and has elected not to measure any additional financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as its short-term and long-term debt obligations, accounts receivable, and accounts payable, are still reported at their historical carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159.

Recently Issued Accounting Pronouncements — In December 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132 (Revised 2003) Employers’ Disclosures about Pension

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Other Postretirement Benefits — an Amendment of FASB Statements No. 87,88, and 106 (“SFAS No. 132(R)”). FSP FAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating the impact, if any, FSP FAS No. 132(R)-1 will on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact, if any, FSP 03-6-1 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 indentifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and concludes that the GAAP hierarchy should be directed towards the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the U.S. Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently in the process of evaluating SFAS No. 162 and does not expect it to have any impact on its consolidated financial statements.

4.	Discontinued Operations

In January 2008, the Company announced its decision to exit its Talbots Kids and Mens businesses. In April 2008 the Company announced its decision to exit its U.K. business. A strategic review had concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. As of the end of the third quarter of 2008, the Company’s Talbots Kids, Mens, and U.K. businesses had ceased operating and all stores had been closed. Their operating results have been classified as discontinued operations within the Company’s consolidated statements of operations for all periods presented.

On October 30, 2008, the Company’s Board of Directors approved the plan to sell the J. Jill business. The Company expects to complete the sale of the J. Jill business within a year. As such, the Company has classified all of the assets and liabilities of the J. Jill business as held for sale for all periods presented. Additionally, the Company classified the results of operations of the J. Jill business as discontinued operations for all periods presented.

The operating results of the J. Jill business and the results of Talbots Kids, Mens and U.K. businesses, which have been presented as discontinued operations, are as follows:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Net Sales	$470,815	$581,182	$458,727

Loss before taxes	(416,138)	(222,050)	(39,572)
Income tax benefit	—	(33,166)	(14,272)

Loss from Discontinued Operations, net of taxes	$(416,138)	$(188,884)	$(25,300)

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2008 loss before income taxes of J. Jill includes an impairment charge of $318.4 million, reflecting the difference between J. Jill’s carrying value and its estimated fair value. The Company also included an estimate of direct costs to sell of $1.9 million. Management has determined the estimated fair value of the J. Jill business as the amount of proceeds expected to be received upon a sale of the business as a whole in a transaction between market participants as of January 31, 2009. In determining fair value, the Company made assumptions and estimates including the use of forward looking projections to estimate the future operating results of the J. Jill business, while also considering current market conditions. The estimated fair value could be adjusted in the near term if actual results, including proceeds received and current market conditions, differ from management’s estimates.

Management used a combination of an income and a market approach to determine the fair value of the J. Jill long-lived asset group, which includes the related goodwill. Of the $318.4 million impairment charge, the Company allocated $78.0 million of the charge to goodwill, reflecting a full impairment of the associated goodwill. The Company valued its other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets resulting in a charge of $68.9 million to other intangibles, $138.2 million to property, plant, and equipment, and $33.3 million to trademarks. The Company estimated the fair value of its trademark based on an income approach using the relief-from-royalty method. Amortization and depreciation of the assets classified as held for sale ceased upon their classification to held for sale.

The 2007 loss before income taxes of J. Jill includes an impairment charge of $149.6 million, of which $134.0 related to goodwill and $15.6 million related to trademarks.

Discontinued operations in 2008 does not reflect an income tax benefit as the Company recorded a valuation allowance for substantially all of its deferred taxes. Income tax benefits allocated to discontinued operations in 2007 and 2006 represent the incremental effect of tax benefits attributable to these operations. The tax effect of permanent differences between the book and tax basis from the goodwill impairment in 2007 has been included in discontinued operations.

Presented below is a summarized balance sheet for the J. Jill assets and liabilities held for sale. Since the Company expects to complete the sale of the J. Jill business within one year, all assets and liabilities held for sale are classified as current within the Company’s consolidated balance sheet as of January 31, 2009.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31,	February 2,
	2009	2008
	(In thousands)

Merchandise inventories	$50,250	$66,500
Other current assets	9,217	17,518

Assets held for sale — current	59,467	84,018

Property and equipment — net	15,899	157,373
Goodwill	—	77,977
Trademarks	30,200	63,500
Other intangible assets — net	4,400	80,980

Assets held for sale — long-term	50,499	379,830

Total assets held for sale	$109,966	$463,848

Current liabilities	$57,152	$62,478
Current portion of long-term debt	—	—

Liabilities held for sale — current	57,152	62,478

Long-term debt less current portion	—	—
Other liabilities	37,038	29,564

Liabilities held for sale — long-term	37,038	29,564

Total liabilities held for sale	$94,190	$92,042

5.	Restructuring Charges

In October 2007, the Company initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill business, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year strategic business plan to strengthen and grow the business. During 2008, the Company made continued progress in streamlining its organization, which was a major initiative of its strategic business plan. In June 2008, the Company reduced its corporate headcount by 9%, or 88 positions, and in February 2009, further reduced its corporate headcount by an additional 17%, or approximately 370 positions.

The Company has incurred $17.8 million and $3.7 million of charges relating to its strategic business plan during the years ended January 31, 2009 and February 2, 2008, respectively, and has included these costs as restructuring charges within the Company’s consolidated statement of operations.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of the restructuring liabilities, which are included within accrued liabilities within the Company’s consolidated balance sheets as of January 31, 2009 and February 2, 2008:

	Corporate - Wide
	Strategic Initiatives
			Non-cash
	Severance	Consulting	charges (Income)	Total
	(In thousands)

Charges	714	2,732	264	3,710
Cash payment	(36)	(1,200)	—	(1,236)
Non-cash items	—	—	(264)	(264)

Balance at February 2, 2008	678	1,532	—	2,210

Charges (income)	15,921	4,042	(2,170)	17,793
Cash payment	(5,717)	(5,574)	—	(11,291)
Non-cash items	—	—	2,170	2,170

Balance at January 31, 2009	$10,882	$—	$—	$10,882

The non-cash items primarily consist of adjustments to stock-based compensation expense related to terminated employees. Of the $10.9 million remaining balance of restructuring liabilities at January 31, 2009, $10.4 million is expected to be paid during 2009 and the remaining $0.5 million is expected to be paid in 2010.

6.	Equity Transactions

During 2008, 2007, and 2006, the Company declared and paid dividends totaling $0.52 per share, $0.52 per share, $0.51 per share per share, respectively. The Company announced in February 2009 that its Board of Directors has approved the suspension of the Company’s quarterly dividend payment indefinitely in an effort to improve its liquidity position in 2009.

At January 31, 2009, and February 2, 2008, the Company held 25,749,155 shares and 24,833,666 shares, respectively, as treasury shares. The Company’s treasury shares include the repurchase of its shares under approved stock repurchase programs as well as the repurchase of shares awarded under the Company’s 1993 Stock Based Incentive Plan (the “1993 Plan”), the Amended and Restated 2003 Executive Stock Based Incentive Plan (the “2003 Plan”), and the Amended and Restated Directors Plan (the “Directors Plan”).

In 1995, the Company adopted a stock repurchase plan authorizing the purchase of shares of its common stock. Subsequently, the Company’s Board of Directors approved additional authorizations under its stock repurchase program. During 2008, 2007, and 2006, the Company did not repurchase any shares under its repurchase program. The Company does not have any shares available to be repurchased under any announced or approved repurchase program or authorization as of January 31, 2009.

During 2008, the Company repurchased 158,314 shares of its common stock at an average price per share of $9.46 from employees to cover minimum statutory tax withholding obligations associated with the vesting of common stock awarded under the 2003 Plan. In addition, the Company repurchased 757,175 nonvested common shares that were forfeited upon employee termination at a price per share of $0.01. During 2007, the Company repurchased 20,965 shares of its common stock at an average price per share of $24.71 from an employee to cover tax withholding obligations associated with the vesting of common stock awarded under the 2003 Plan. In addition, the Company repurchased 244,575 nonvested common shares that were forfeited upon employee termination at a price per share of $0.01. During 2006, the Company repurchased 46,528 shares of its common stock at an average price per share of $23.91 from employees to cover tax withholding obligations associated with the vesting of common stock awarded under the 2003 Plan. In addition, in 2006, the Company repurchased 20,026 nonvested common shares that were forfeited upon employee termination at a price per share of $0.01.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock-Based Compensation

Amended and Restated 2003 Executive Stock Based Incentive Plan

The Company’s 2003 Plan provides for the grant of stock options and nonvested stock awards to certain key members of management. In accordance with the 2003 Plan, the Company has issued stock options that generally vest over a three-year period at each anniversary date and expire no later than ten years from the grant date. During 2008 and 2007, the Company granted 544,650 and 1,695,200 options, respectively, to purchase shares of its common stock to employees at an exercise price equal to the fair market value at the date of grant. During 2008, 2007, and 2006, the Company recorded $3.8 million, $9.9 million, and $12.1 million, respectively, of compensation expense, relating to stock option awards within its consolidated statement of operations.

Additionally, under the provisions of the 2003 Plan, upon the grant of nonvested stock, the recipient or the Company on the recipient’s behalf is required to pay the par value of such shares, $0.01 per share. The shares of nonvested stock generally are forfeited to the Company, through the repurchase of such shares, at the $0.01 par value if the employee terminates employment prior to the vesting date. Certain shares granted as performance accelerated nonvested stock vest at the end of a five-year service period, however, all or a portion of the vesting may be accelerated to three years after the grant date depending on the achievement of certain corporate financial goals. Certain other shares of nonvested stock are time vested and generally vest between two and four years. During 2008 and 2007, the Company granted 1,290,415 and 1,008,336 of nonvested stock, respectively. During 2008, 2007, and 2006, the Company recorded $4.0 million, $7.0 million, and $4.5 million, respectively, of compensation expense, relating to nonvested stock within its consolidated statement of operations.

The Company has reserved 9,500,000 shares of common stock under the 2003 Plan for issuance. Any authorized but unissued shares of common stock available for future awards under the Company’s previous 1993 Executive Stock Based Incentive Plan were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, canceled or otherwise become available to the Company. At January 31, 2009 there were 2,450,592 shares available for future grant under the 2003 Plan.

Amended and Restated Directors Plan

The Company’s Directors Plan provides for the grant of stock options and restricted stock units (“RSUs”) to non-management directors on the Company’s Board of Directors. In accordance with the Directors Plan, the Company had previously issued stock options that generally vest over a three-year period, but accelerate upon retirement, and expire no later than ten years from the date of grant. In September 2008, the Company’s Board of Directors approved an option grant to the Company’s non-management members on the Board of Directors of 84,000 options, in the aggregate. The options vest on the last day of fiscal year 2012, with possible acceleration for certain levels of Talbots stock performance. The Company recorded compensation expense of $0.5 million during 2008 related to these options. No stock options were granted under the Directors Plan during 2007.

Additionally, in accordance with the Directors Plan, the Company has awarded RSUs which generally vest over one year. The RSUs may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the RSUs are not deferred, the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to common stock dividends but RSUs do not have voting rights. During 2008 and 2007, 28,000 RSUs were granted, respectively. During 2008, 2007, and 2006, the Company recorded $0.3 million, $0.6 million, and $0.7 million, respectively, of compensation expense, relating to RSUs within its consolidated statement of operations.

The number of shares reserved for issuance under the Directors Plan is 1,060,000. At January 31, 2009, 431,516 shares were available for future grant under the Directors Plan.

The Company intends to issue shares from exercises of stock options and future issuances of nonvested stock and restricted stock units from its unissued reserved shares under its 2003 Plan and Directors Plan.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated statements of operations in 2008, 2007, and 2006, include the following stock-based compensation expense related to stock option awards, nonvested stock awards, and restricted stock unit awards:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Cost of sales, buying and occupancy	$(129)	$1,603	$2,331
Selling, general, and administrative	10,861	15,919	15,003
Restructuring charges	(2,170)	—	—

Compensation expense related to stock-based awards	$8,562	$17,522	$17,334

The income tax benefit recognized for stock-based compensation was $0, $7.0 million and $6.9 million for 2008, 2007 and 2006, respectively.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, in subsequent periods if actual forfeiture rates differ from those estimates. Due to greater than expected terminations that occurred during 2008 and 2007, the Company revised its forfeiture rates. The Company recognized $4.3 million and $2.3 million during 2008 and 2007, respectively, as a reduction of compensation expense as a result of a change to the estimated forfeiture rates.

Additionally, as a result of the actual and expected impact of the Company’s restructuring activities in accordance with its strategic business plan, the Company has updated its estimate of expected forfeitures of stock-based awards. When the termination is a direct result of the Company’s strategic business plan, the benefit is recorded within restructuring charges in the Company’s consolidated statements of operations. During 2008, the Company recorded a benefit of $3.1 million in restructuring charges to account for the revisions in estimated forfeiture rates relating to its restructuring activities.

During 2008, the Company recorded additional compensation expense of $0.9 million, of which $0.6 million was included in restructuring charges, related to the accelerated vesting of stock awards as a result of terminations. Additionally, the Company recorded compensation expense of $0.3 million during 2008 to account for a modification to the original stock awards that occurred as a result of terminations. This additional compensation expense was recorded within restructuring charges.

Additionally, in 2007, the Company recognized $0.3 million of additional compensation expense as a result of a modification that was made to the stock options held by the former President and Chief Executive Officer upon his retirement.

Approximately $0.0 million, $0.3 million, and $1.2 million of benefits from tax deductions in excess of recognized compensation costs were reported as cash from financing activities during 2008, 2007, and 2006, respectively. The tax benefit of any resulting excess tax deduction will increase the Additional Paid In Capital (“APIC”) pool; any resulting tax deficiency will be deducted from the APIC pool to the extent available and then income tax expense will be recognized for any remaining tax deficiency. Excess tax benefits are recognized when realized through a reduction in taxes payable.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during 2008, 2007, and 2006, were $2.84, $7.58, and $8.85, per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Weighted average risk-free interest rate	2.6%	4.5%	4.7%
Weighted average expected life of option grants	5.3 years	4.6 years	4.5 years
Weighted average expected volatility of underlying stock	50.8%	38.5%	41.8%
Weighted average expected dividend paymentrate, as a percentage of the stock price on the date of grant	7.8%	2.4%	2.0%

The risk-free interest rate represents the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the option. The expected life of an option is based on the historical experience for the population of option holders. Expected volatility is based on the Company’s historical volatility over the period that matches the expected life of the option. Expected dividend yield is based on the expected annual payment of dividends divided by the exercise price of the option award at the date of the award. In determining the assumptions to be used, when the Company has relied on historical data or trends, the Company has also considered, if applicable, any expected future trends that could differ from historical results and has modified its assumptions if applicable.

A summary of stock option activity during the year ended January 31, 2009 is presented below.

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value
				(In thousands)

Outstanding at beginning of year	9,491,706	$27.96
Granted	628,650	9.54
Exercised	(71,668)	7.46
Forfeited	(521,270)	20.77
Expired	(116,465)	30.91

Outstanding at end of year	9,410,953	$27.24	3.4	$2

Exercisable at end of year	8,145,967	$28.68	2.6	$—

The total grant date fair value of options that vested during 2008 was $10.6 million. The aggregate intrinsic value of stock options exercised during 2008, 2007, and 2006 was $0.1 million, $0.9 million, and $2.9 million, respectively. As of January 31, 2009, there was $3.2 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.4 years.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Stock Awards and RSUs

A summary of nonvested stock awards and RSU activity for the year ended January 31, 2009 is presented below. The fair value of nonvested stock awards and RSUs granted are based on the closing traded stock price on the date of the grant.

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share

Nonvested at beginning of year	1,930,298	$24.95
Granted	1,318,415	9.05
Vested	(487,878)	21.50
Forfeited	(757,175)	22.54

Nonvested at end of year	2,003,660	$16.28

The intrinsic value of nonvested stock awards and RSUs that vested during 2008, 2007 and 2006 was $4.3 million, $1.6 million, and $3.5 million, respectively.

As of January 31, 2009, there was $14.4 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock awards and RSUs that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.9 years.

8.	Related Party and Affiliates

AEON is a related party that owns and operates Talbots brand stores in Japan through its wholly owned subsidiary, Talbots Japan Co., Ltd. (“Talbots Japan”). The Company provides certain services and purchases merchandise for Talbots Japan. The Company is reimbursed for expenses incurred and the cost of merchandise. For the years ended January 31, 2009, February 2, 2008, and February 3, 2007, the total charges for services and merchandise purchases were $4.4 million, $14.8 million, and $17.0 million, respectively. At January 31, 2009 and February 2, 2008, the Company was owed $0.4 million and $3.0 million respectively, for these service costs and for merchandise inventory purchases made on behalf of Talbots Japan. Interest at a rate equal to the Internal Revenue Service monthly short-term applicable federal rate accrues on amounts outstanding more than 30 days after the original invoice date. In July 2008, Talbots Japan became current on their outstanding invoices, therefore eliminating the interest calculation for invoices outstanding past 30-days. As of February 2, 2008 and February 3, 2007, the applicable interest rate was 3.1% and 4.8%, respectively. During 2008, 2007, and 2006, the Company charged Talbots Japan interest of less than $0.1 million, $0.1 million, and $0.2 million, respectively.

The Company has an advisory services agreement with AEON (U.S.A.) under which AEON provides advice and services to the Company with respect to strategic planning and other related issues concerning the Company. Additionally, AEON (U.S.A.) maintains on behalf of the Company, a working relationship with Japanese banks and other financial institutions. AEON (U.S.A.) receives an annual fee of $0.25 million plus any expenses incurred, which were not material. At January 31, 2009 and February 2, 2008, there were no amounts owed under this contract. The Company also provides tax and accounting services to AEON (U.S.A.) which are immaterial in amount.

In July 2008, the Company entered into a $50.0 million unsecured subordinated working capital term loan facility with AEON (U.S.A.). The working capital term loan credit facility will mature and AEON (U.S.A.)’s commitment to provide borrowings under the facility will expire on January 28, 2012. As of January 31, 2009, the Company had $20.0 million in borrowings outstanding under this $50.0 million credit facility. Interest accrued at January 31, 2009 and interest expense recorded in 2008 was less than $0.1 million. See further discussion at Note 12, Debt.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2009, the Company entered into a $200.0 million term loan agreement with AEON. The funds received from the term loan were used to repay all of the outstanding indebtedness under the Acquisition Term Loan Agreement. See further discussion at Note 12, Debt.

In February 2009, AEON guaranteed the Company’s outstanding debt under its existing working capital facilities totaling $165 million, its existing revolving credit facilities totaling $80 million, and its existing $20 million term loan facility. In April 2009 AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 16, 2010 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to the Company, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any lack of the Company’s financial resources caused by any such failure of refinancing. In April 2009 AEON also confirmed its support for the Company’s working capital improvements initiatives for its merchandise payables management and that it will use commercially reasonable effort to provide the Company with financial support through loan or guarantee up to $25 million only if, and to the extent that, the Company may possibly fall short in achieving its targeted cash flow improvement for fall 2009 merchandise payables.

In April of 2009 the Company entered into a $150 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to the lender. Funding under this facility is subject to mortgage and lien recordings and all necessary consents or waivers by existing lenders to the transactions contemplated by the agreement, including the granting of liens and mortgages in favor of AEON under the facility, without such lender requiring prepayment of its indebtedness or the establishment of a pari passu lien on the collateral in favor of such lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes. Interest on outstanding borrowings is at a variable rate at one month LIBOR plus 6.0% payable monthly in arrears. The facility contains an upfront fee of 1.0% of the commitment. The facility is secured by the Company’s Talbots charge card accounts receivable, its Hingham, Massachusetts owned corporate headquarters, and its Lakeville, Massachusetts owned distribution facility.

9.	Accounts Receivable

Customer accounts receivable are as follows:

	January 31,	February 2,
	2009	2008
	(In thousands)

Due from customers	$173,406	$213,553
Less allowance for doubtful accounts	(4,000)	(2,700)

Customer accounts receivable, net	$169,406	$210,853

Finance charge income (including interest and late fee income) during 2008, 2007, and 2006 was $44.9 million, $41.8 million, and $42.4 million, respectively.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the allowance for doubtful accounts are as follows:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Balance, beginning of year	$2,700	$2,200	$2,400
Charges to costs and expenses	5,987	3,443	1,360
Charge-offs, net of recoveries	(4,687)	(2,943)	(1,560)

Balance, end of year	$4,000	$2,700	$2,200

10.	Property and Equipment

Property and equipment consists of the following:

	January 31,	February 2,
	2009	2008
	(In thousands)

Land	$10,817	$10,817
Buildings	69,279	69,090
Fixtures and equipment	379,895	408,435
Software	56,140	49,518
Leasehold improvements	312,797	333,139
Construction in progress	12,715	15,961

Property and equipment-gross	841,643	886,960
Less accumulated depreciation and amortization	(564,280)	(557,600)

Property and equipment-net	$277,363	$329,360

Depreciation expense during 2008, 2007, and 2006 was $84.5 million, $88.9 million, and $87.3 million, respectively.

11.	Accrued Liabilities

Accrued liabilities consist of the following:

	January 31,	February 2,
	2009	2008
	(In thousands)

Gift cards, merchandise credits, sales return reserve and other customer related liabilities	$55,022	$68,287
Employee compensation, related tax and benefits	29,453	33,134
Taxes other than income and withholding	5,422	8,984
Other accrued liabilities	58,459	41,071

Total accrued liabilities	$148,356	$151,476

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the sales return reserve are as follows:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Sales return reserve balance, beginning of year	$9,486	$8,961	$10,283
Provision for merchandise returns	348,359	379,788	382,824
Merchandise returned	(353,108)	(379,263)	(384,146)

Sales return reserve balance, end of year	$4,737	$9,486	$8,961

12.	Debt

A summary of outstanding debt is as follows:

	January 31,	February 2,
	2009	2008
	(In thousands)

Acquisition Debt	$200,000	$280,000
Revolving Credit Agreements	80,000	80,000
Term Loan	20,000	20,000
Related Party Term Loan	20,000	—
Working Capital Lines of Credit (Notes payable to banks)	148,500	—
Tilton Facility Loan	8,377	9,027

Total long-term debt	476,877	389,027
Less current maturities	(218,877)	(80,650)

Long term-debt, less current portion	$258,000	$308,377

Acquisition Debt — In February 2006, the Company entered into a $400.0 million bridge loan agreement in connection with its planned acquisition of J. Jill. On July 27, 2006, the bridge loan was converted into a term loan (the “Acquisition Debt”). Pursuant to the Acquisition Debt agreement, the Company borrowed $400.0 million to be repaid no later than July 27, 2011. The Acquisition Debt was a senior unsecured obligation of the Company.

The Acquisition Debt bore interest at a rate per annum equal to LIBOR plus 0.35% and was required to be repaid in quarterly installments of $20.0 million through July 27, 2011. The Acquisition Debt agreement included provisions which define events of default upon the occurrence of which the repayment of the Acquisition Debt could be accelerated. The agreement contained covenants restricting a change in control in which AEON (U.S.A.), a wholly-owned subsidiary of AEON and the majority shareholder of the Company, is no longer the majority shareholder, liens and encumbrances, sale and leaseback transactions, mergers, consolidations, sales of assets, incurrence of indebtedness and guaranties, investments and prepayment of subordinated indebtedness. The interest rate on the Acquisition Debt at January 31, 2009 was 1.5%. As of January 31, 2009, the Company was not in compliance with all of its financial covenants. In February 2009, the Company entered into a $200.0 million term loan agreement with AEON (“AEON Loan”). The funds received from the AEON Loan were used to repay all of the outstanding indebtedness under the Acquisition Term Loan Agreement in February 2009. As the Company had the intent and ability to refinance their Acquisition Debt, as evidenced by the February 2009 transaction, the entire outstanding balance of this debt has been classified as a long-term obligation in the balance sheet as of January 31, 2009.

The AEON Loan is an interest only loan until maturity without any scheduled principal payments prior to maturity. Interest on the AEON Loan is at a variable rate equal to LIBOR plus 6.00% (LIBOR is the six month London interbank offer rate expressed as a percentage rate per annum). Interest on the AEON Loan is payable semi-

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually in arrears. No loan facility fee is payable as part of the AEON Loan. The AEON Loan matures on August 31, 2009, provided that Talbots will have the option to extend the maturity for additional six month periods, up to the third anniversary of the loan closing date, which is February 27, 2012. The AEON Loan is subject to mandatory prepayment as follows: (a) 50% of excess cash flow (as defined in the agreement), (b) 100% of net cash proceeds of any sale of J. Jill and 75% of net cash proceeds on any asset sales or dispositions, and (c) 100% of net cash proceeds of any non related party debt issuances and 50% of net cash proceeds of any equity issuances (subject to such exceptions as to debt or equity issuances as the lender may agree to). The AEON Loan may be voluntarily prepaid, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred upon not less than three business days’ prior written notice, at the option of the Company at any time. Upon any voluntary or mandatory prepayment, the Company will reimburse the lender for costs associated with early termination of any currency hedging arrangements related to the loan. Under the terms of the AEON Loan agreement, the Company may not incur, assume, guarantee or otherwise become or remain liable with respect to any indebtedness other than permitted indebtedness as defined in the agreement. Written consent of the lender in its discretion will be required prior to incurrence of indebtedness, liens, fundamental changes including mergers and consolidations, dispositions of property including sales of stock of subsidiaries, dividends and other restricted payments, investments, transactions with affiliates and other related parties, sale leaseback transactions, swap agreements, changes in fiscal periods, negative pledge clauses, and clauses restricting subsidiary distributions, all on terms set forth in the agreement. The Company is also limited in its ability to purchase or make commitments for capital expenditures in excess of amounts approved by AEON. The AEON Loan contains no financial covenant ratios.

Revolving Credit Agreements — As of January 31, 2009, the Company had revolving credit agreements with three banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $80.0 million, and can be extended annually upon mutual agreement. Interest terms on the unsecured Revolving Credit Agreements are fixed, at the Company’s option, for periods of one, three, or six months. As of January 31, 2009, the weighted average interest rate on the loans was 3.1%. Of the $80.0 million outstanding under the Revolving Credit Agreements at January 31, 2009, $28.0 million is due in December 2009, $34.0 million is due in January 2010, and $18.0 million is due in April 2010. These loans may be extended upon approval from the banks.

Term Loan — As of January 31, 2009, the Company had a $20.0 million term loan outstanding with a bank that matures in April 2012. Interest on the term loan is due every six months and was fixed at 5.8% through April 2008, and is fixed at 5.9% for the remaining interest periods through April 2012.

Related Party Term Loan with AEON (U.S.A.) — In July 2008, the Company finalized the terms of a $50.0 million unsecured subordinated working capital term loan credit facility with AEON (U.S.A.) (the “AEON Facility”). The AEON Facility will mature and AEON (U.S.A.)’s commitment to provide borrowings under the AEON Facility will expire on January 28, 2012. Under the terms of the AEON Facility, the financing is the unsecured general obligation of the Company and is subordinated to the Company’s other financial institution indebtedness existing as of the closing date, including under the existing Acquisition Debt. The AEON Facility is available for use by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Interest on outstanding principal under the AEON Facility will be at a rate equal to three-month LIBOR plus 5.0% (6.125% at January 31, 2009). The Company was required to pay an upfront commitment fee of 1.5% (or $0.8 million) to AEON (U.S.A.) at the time of execution and closing of the loan credit facility agreement. The Company is required to pay a fee of 0.5% per annum on the undrawn portion of the commitment, payable quarterly in arrears. The AEON Facility had originally included covenants relating to the Company and its subsidiaries that were substantially the same in all material respects as under the Acquisition Debt. In March 2009, an amendment was executed between the Company and AEON (U.S.A.) to remove the financial covenants in their entirety from the facility. As of January 31, 2009, the Company had $20.0 million in borrowings outstanding under the AEON Facility.

Working Capital Lines of Credit (Notes payable to banks) — In March 2008, the Company increased its availability under its short-term working capital line of credit facility by $25.0 million, from $140.0 million to

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$165.0 million. In December 2008, three of the four banks holding the lines entered into credit agreements with the Company to convert their lines, covering $75.0 million, $50.0 million, and $25.0 million, respectively, from uncommitted lines to committed lines. Additionally, in February 2009, the fourth bank entered into a credit agreement with the Company to convert its line, covering $15.0 million, from an uncommitted line to a committed line. The lines are committed through December 2009. Each borrowing bears interest for interest periods of six months or less as mutually established by the Company and the respective lenders, with such interest payable on the last day of each interest period or, in the event that the interest period exceeds three months, three months after the first day of the interest period. The interest rate is a rate determined by the respective lenders to be their effective cost of funds plus an amount not lower than 0.6% and not higher than 1.3%. Amounts may be borrowed under the above facilities from time to time, subject to satisfaction of all conditions to borrowing set forth in the respective agreements, including without limitation accuracy of all representations and warranties, the absence of any material adverse effect or change, no event of default, compliance with all covenants, and other customary borrowing conditions. At January 31, 2009 and February 2, 2008, the Company had $148.5 million and $0.0 million, respectively, outstanding under these facilities. In the fourth quarter of 2008, as a result of the Company’s borrowing and repayment patterns, the maturities on the lines are no longer short term in nature and accordingly have been shown gross on the statement of cash flows. The weighted average interest rate was 1.5% at January 31, 2009.

Secured Revolving Loan Facility with AEON — In April 2009, the Company entered into a new $150 million secured revolving loan facility with AEON. Interest under this facility is one month LIBOR plus 6.0%. Amounts may be borrowed and reborrowed under the facility. The facility matures in April 2010 and does not include any financial covenants. The facility may be used for working capital and other general corporate purposes, including vendor payments. The facility is secured by the Company’s Talbots charge card receivables, its corporate facility and its distribution facility. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear expected, and will ensure that at least $135.0 million of Talbots charge card receivables are owed to the Company and that at least 90% of such Talbots charge card receivables are eligible receivables, as defined in the agreement, and arise in the ordinary course of business, and are owned free and clear of all liens, except permitted liens, measured as of the last day of any calendar month. The Company will need to obtain AEON’s written consent as lender prior to, among other things, incurring indebtedness, fundamental changes (including mergers, consolidations, etc.), disposing of property (including sales of stock of subsidiaries) payments or investments, undertaking transactions with affiliates and other related parties, consummating sale leaseback transactions, swap agreements, negative pledges, and clauses restricting subsidiary distributions and lines of business, all as set forth in the agreement. An upfront fee of 1% of the commitment is due upon closing. Funding is subject to lien and mortgage recordings and certain existing lender consents or waivers and other closing conditions set forth in the facility. The facility also provides for prepayment and loan maturity in the event the Company were to consummate certain qualified transactions, such as securitization or sale of its Talbots charge card portfolio or certain asset collateralizations. This facility has no financial covenants.

AEON Guarantees — In February 2009 AEON guaranteed the Company’s outstanding debt under its existing working capital facilities totaling $165 million, its existing revolving loan facilities totaling $80 million, and our existing $20 million term loan facility. In April 2009 AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 16, 2010 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any lack of our financial resources caused by any such failure of refinancing.

Tilton Loan Facility — As part of the J. Jill acquisition, the Company assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on June 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.3% per annum.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit — At January 31, 2009, the Company did not have any letter of credit agreements outstanding. The Company’s letter of credit agreements of $265.0 million held at February 2, 2008, which were used primarily for the purchase of merchandise inventories, were canceled during 2008. In July 2008, the Company executed an addendum to its financing agreement with one bank, allowing the Company to utilize its existing $75.0 million short term working capital line of credit facility with the bank for letters of credit. The $75.0 million short term working capital line of credit facility will continue to be available for working capital borrowings; however, the capacity will be reduced by any commercial letters of credit outstanding. As of January 31, 2009, the Company held $16.5 million in outstanding letters of credit against the $75.0 million short term line of credit facility. At January 31, 2009 and February 2, 2008, the Company held $14.8 million and $158.4 million outstanding, respectively, of letters of credit.

The following table summarizes the Company’s scheduled payments on outstanding debt subsequent to January 31, 2009, which reflects the refinancing of the Acquisition Debt:

(In thousands)

2009	$218,877
2010	18,000
2011	20,000
2012	220,000

Total	$476,877

13.	Income Taxes

(Loss) income before taxes for 2008, 2007, and 2006, consists of the following:

	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Domestic	$(118,749)	$(3,293)	$84,410
Foreign	70	4,386	5,684

Total	$(118,679)	$1,093	$90,094

The provision for income taxes for 2008, 2007, and 2006, consists of the following:

	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Current provision (benefit):
Federal	$(24,104)	$19,284	$49,103
State	398	3,610	1,515
Foreign	—	1,216	1,691

Total current	(23,706)	24,110	52,309

Deferred provision:
Federal	42,651	(17,918)	(16,252)
State	1,897	(5,108)	(3,007)
Foreign	—	(34)	168

Total deferred	44,548	(23,060)	(19,091)

Total	$20,842	$1,050	$33,218

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	January 31,	February 2,	February 3,
	2009	2008	2007
		(In thousands)

Tax at federal statutory rate	$(41,538)	$382	$31,533
Adjustments resulting from:
State income taxes, net of federal tax benefit	(706)	(2,478)	1,824
Foreign tax	(361)	—	(130)
Valuation allowance	60,975	—	—
Employment related obligations	2,541	1,640	—
Foreign income inclusion	—	3,529	—
In kind donations	(1,138)	(1,248)	(1,314)
Other	1,069	(775)	1,305

Actual tax expense	$20,842	$1,050	$33,218

The foreign income inclusion represents a cash distribution from the Canadian operations.

Deferred tax assets (liabilities)

Components of the net deferred tax assets or liabilities recognized in the Company’s consolidated balance sheets are as follows:

	January 31,	February 2,
	2009	2008
	(In thousands)

Deferred tax assets:
Merchandise inventories	$16,191	$15,138
Lease commitments	14,224	12,179
Accrued vacation pay	3,139	6,029
Deferred compensation	23,917	25,856
Stock-based compensation	16,208	15,761
Pension and postretirement liabilities	30,348	9,044
Charitable contribution carryforward	6,423	2,911
Net operating loss carryforwards	31,318	3,327
Tax credit carryforwards	2,006	—
Depreciation and amortization	35,388	—
Deferred unrecognized tax benefits	26,414	23,251
Restructuring charges	13,580	1,350
Other	8,073	5,892

Total deferred tax assets	227,229	120,738

Deferred tax liabilities:
Deferred catalog costs	(2,918)	(3,157)
Depreciation and amortization	—	(20,554)
Identifiable intangibles	(41,019)	(77,589)

Total deferred tax liabilities	(43,937)	(101,300)

Less: Valuation allowance	(211,748)	—

Net deferred tax asset (liability)	$(28,456)	$19,438

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All deferred tax assets and deferred tax liabilities related to the J. Jill business remain in continuing operations as these net assets are not expected to be sold with the business.

During the fourth quarter of 2008, the Company experienced significant declines in sales which resulted in significant losses from continuing and discontinued operations. As a result of these significant losses in 2008, the Company has incurred cumulative losses as measured by the results from the current year and the prior two years. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed when cumulative losses exist requires a significant amount of positive evidence to support recovery. As a result of the Company’s evaluation, the Company has concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses. Accordingly, the Company recorded a valuation allowance in the amount of $211.7 million. Of the $211.7 million valuation allowance recorded, $61.0 million was recorded in continuing operations, $21.3 million was recorded in other comprehensive income, and $129.4 million was in discontinued operations. The determination of the Company’s net deferred tax assets for purposes of determining the valuation allowance excludes deferred tax liabilities related to the Talbots brand trademarks. Because these tax deductible indefinite-lived intangibles are not amortized for book purposes, it is inappropriate to assume the reversal of these deferred tax liabilities was available to support recovery of deferred tax assets.

The valuation allowance on deferred tax assets arising from actuarial losses on pension and other postretirement benefits during 2008 was included as a component of other comprehensive loss. All other components of the valuation allowance, including the deferred tax assets related to the beginning of the year actuarial losses included in accumulated comprehensive loss, were included in continuing operations.

The Company did not record a valuation allowance in 2007 or 2006 as it believed that it was more likely than not that the deferred tax assets would be realized.

As of January 31, 2009, the Company has approximately $84.5 million of gross domestic net operating losses and $1.0 million of gross foreign net operating loss carryovers that will reduce future taxable income. The federal, state and foreign tax effected net operating loss was approximately $22.4 million, $8.6 million, and $0.3 million respectively. The net operating loss for federal and foreign income tax purposes will expire in 2029. The state net operating loss carryforwards will expire in 2012 and beyond. The Company has alternative minimum tax (“AMT”) credit carryforwards of $2.0 million. There is no expiration date for the AMT credit carryforwards. Additionally, the Company has charitable contribution carryforwards that begin to expire in 2012.

Uncertain tax positions

Effective February 4, 2007, the Company adopted the provisions of FIN No 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN No. 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company has classified uncertain tax positions expected to be paid in one year within accrued liabilities. Upon the adoption of FIN No. 48, the Company has elected to classify interest on uncertain tax positions in interest expense, interest income from income tax refunds in other interest income, and penalties in selling, general and administrative expenses. Previously, these amounts were reflected in income tax expense.

As a result of the adoption of FIN No. 48, as of February 4, 2007, the Company recognized a $4.7 million increase in its reserve related to uncertain tax positions which was recorded as a reduction to the February 4, 2007 balance of retained earnings. Additionally, the Company recorded an increase in deferred tax assets of $24.0 million, a corresponding increase in the reserve related to uncertain tax positions of $18.6 million, and an increase in accrued tax related interest of $5.4 million related primarily to federal tax benefits associated with certain state tax and interest reserves and temporary differences.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	January 31,	February 2,
	2009	2008
	(In thousands)

Balance, at beginning of year	$37,908	$41,545
Increases related to prior year tax positions	3,704	—
Decreases related to prior year tax positions	(2,243)	(3,293)
Increases related to current year tax positions	1,597	711
Decreases related to settlements with taxing authorities	(2,166)	(761)
Decreases related to lapsing of statute of limitations	(280)	(294)

Balance, at end of year	$38,520	$37,908

As of January 31, 2009 and February 2, 2008, the Company had unrecognized tax benefits of approximately $38.5 million and $37.9 million, respectively, of which $38.5 million and $37.9 million, respectively, if recognized, would impact the effective tax rate. As of January 31, 2009, and February 2, 2008, the total amount of accrued tax-related interest and penalties included in other liabilities was as follows: tax-related interest of $20.0 million and $17.7 million, respectively, and penalties of $4.4 million and $3.4 million, respectively. The amounts of tax-related interest and penalties accrued during 2008 were $2.3 million and $1.0 million, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters for years through 2004. Currently, tax years beginning in 1993 remain open to examination by various state and foreign taxing jurisdictions. The Company anticipates a reduction in its unrecognized tax benefits of approximately $12.6 million within the next twelve months due to various expected state audit settlements and appeal decisions.

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

The Company’s “Stores Segment” includes the Company’s Talbots retail store operations in the United States and Canada. The Company’s “Direct Marketing Segment” includes catalog and Internet operations for the Talbots brand.

The Company’s reporting segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s apparel, accessories and shoes through its retail stores, while the Direct Marketing Segment derives its revenues through its approximately 22 distinct catalog mailings per year, and online at www.talbots.com.

The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots charge card operations, certain general warehousing costs, depreciation related to corporate held assets, and corporate-wide restructuring charges. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available. For purposes of assessing impairment on an annual basis, the Company is required to allocate its goodwill and indefinite lived intangible assets to its reporting segments. The Company has

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated its entire $35.5 million of goodwill to its Stores Segment. The Company has allocated $64.5 million of indefinite lived trademarks to its Stores Segment and $11.4 million to its Direct Marketing segment. There have been no changes to the Company’s goodwill and trademark balances during 2008, 2007, or 2006.

The following is certain segment information for 2008, 2007, and 2006:

	January 31, 2009
	Stores	Direct Marketing	Total
		(In thousands)

Net sales	$1,261,536	$233,634	$1,495,170
Direct profit	65,866	24,689	90,555
Depreciation and amortization	70,957	983	71,940

	February 2, 2008
	Stores	Direct Marketing	Total

Net sales	$1,445,406	$262,709	$1,708,115
Direct profit	154,499	43,329	197,828
Depreciation and amortization	74,300	1,036	75,336

	February 3, 2007
	Stores	Direct Marketing	Total

Net sales	$1,510,980	$261,326	$1,772,306
Direct profit	210,007	48,544	258,551
Depreciation and amortization	72,581	1,317	73,898

The remaining depreciation and amortization expense of $12.6 million, $13.6 million, and $13.4 million was included within indirect expenses during 2008, 2007, and 2006, respectively.

The following reconciles direct profit to consolidated net (loss) income for 2008, 2007, and 2006:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Total direct profit for reportable segments	$90,555	$197,828	$258,551
Less: indirect expenses	188,944	162,624	143,955

Operating (loss) income from continuing operations	(98,389)	35,204	114,596
Interest expense-net	20,290	34,111	24,502

(Loss) Income before taxes from continuing operations	(118,679)	1,093	90,094
Income tax expense	20,842	1,050	33,218

Consolidated net (loss) income from continuing operations	$(139,521)	$43	$56,876

As a retailer that sells to the general public, the Company has no single customer who accounts for greater than 10% of the Company’s consolidated net sales.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is geographical information as of and for the years ended January 31, 2009, February 2, 2008, and February 3, 2007:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
		(In thousands)

Sales:
United States	$1,449,399	$1,653,576	$1,717,802
Canada	45,771	54,539	54,504

Total consolidated revenues	$1,495,170	$1,708,115	$1,772,306

Long-lived assets:
United States	$274,962	$325,861
Canada	2,401	3,499

Total long-lived assets	$277,363	$329,360

15.	Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering substantially all Talbots brand and shared service salaried and hourly employees in the United States of America, hired on or before December 31, 2007. Eligible employees were enrolled in the pension plan after one year of service (with at least 1,000 hours worked) and reaching age 21. Employee benefits vest over five years. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. During 2007, the Company elected to close participation in the Plan for all associates hired after December 31, 2007. In February 2009, the Company announced its decision to discontinue future benefits being earned under the Pension Plan effective May 1, 2009.

In prior years, the Company used December 31st as its measurement date for obligation and asset calculations. In 2008, in accordance with SFAS No. 158, the measurement date became the fiscal year end date of the Company and, as such, the plans were valued as of January 31, 2009. Due to the adoption of the measurement provisions of SFAS No. 158, the Company recorded a decrease of approximately $0.9 million to retained earnings. As a result of the decision made in February 2009 to freeze the Pension Plan, a remeasurement will occur in 2009 using new assumptions. Pension Plan assets consist principally of equity, fixed income securities and foreign equity investments.

The Company has two unfunded, non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots brand key executives impacted by Internal Revenue Code limits on benefits and certain Talbots brand current and former key executives who defer compensation into the Company’s Deferred Compensation Plan. In prior years, the Company used December 31st as its measurement date for obligation and asset calculations. In 2008, in accordance with SFAS No. 158, the measurement date became the fiscal year end date of the Company and, as such, the plans were valued as of January 31, 2009. Due to the adoption of the measurement provisions of SFAS No. 158, the Company recorded a decrease of approximately $0.1 million to retained earnings. As a result of the decision made in February 2009 to freeze benefits accrued under the SERP, a remeasurement will occur using new assumptions. Under the Company’s CEO’s original employment agreement entered into upon her 2007 hiring, the executive has a contractual right to an equivalent replacement benefit in the event of a material reduction or termination of the SERP.

Retirees are eligible for certain limited postretirement health care benefits (“Postretirement Medical Plan”) if they have met certain service and minimum age requirements. Additionally, three Talbots brand, current and former, executive officers of the Company participate in a separate executive postretirement medical plan

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Executive Postretirement Medical Plan”). Together, these plans are referred to as the Postretirement Medical Plans. Under the Executive Postretirement Medical Plan, the participants and their eligible dependents are not required to pay deductible or co-pay amounts or contribute toward insurance premiums. Each of the participants and their spouses will continue to be covered under this plan upon retirement for life. The costs of the benefits under these plans are accrued during the years in which the employees provide service. The plans are not funded. In prior years, the Company used December 31st as its measurement date for obligation and asset calculations. In 2008, in accordance with SFAS No. 158, the measurement date became the fiscal year end date of the Company and, as such, the plans were valued as of January 31, 2009. Due to the adoption of the measurement provisions of SFAS No. 158, the Company recorded an increase of approximately $0.1 million to retained earnings.

In 2006, the Company reviewed its current practice related to the Company’s coverage of costs related to its Postretirement Medical Plan. The Company concluded that the original intent of the plan was to charge participants exactly the expected actuarial cost to the Company. Over the last several years, the Company was in the practice of charging participants an amount that was less than the expected actuarial cost to the Company. As such, beginning in 2006 and over the following five years, the Company will gradually increase the amount charged to participants such that by the fifth year, the Company will be charging its participants an amount that fully offsets the actuarial projected liability.

The following table sets forth the changes in the benefit obligations and assets of the Company’s Pension Plan, SERP and Postretirement Medical Plans as of January 31, 2009 and February 2, 2008.

					Postretirement
	Pension Plan		SERP		Medical Plans
	January 31,	February 2,	January 31,	February 2,	January 31,	February 2,
	2009	2008	2009	2008	2009	2008
	(In thousands)

Change in benefit obligations:
Projected benefit obligations at beginning of year	$146,691	$140,418	$20,122	$19,662	$1,231	$1,305
Service cost	9,494	9,742	398	478	1	2
Interest cost	9,636	8,615	1,270	1,140	70	82
Actuarial loss (gain)	3,103	(9,730)	(335)	(1,020)	46	(237)
Curtailment	(5,905)	—	(709)	—	—	—
Benefits paid	(3,215)	(2,354)	(1,709)	(138)	(114)	(176)
Adoption of SFAS No. 158	1,594	—	142	—	1	—
Plan change	—	—	—	—	—	255

Projected benefit obligations at end of year	$161,398	$146,691	$19,179	$20,122	$1,235	$1,231

Changes in assets:
Fair value at beginning of year	$110,150	$99,660	$—	$—	$—	$—
Actual return (loss) on plan assets	(45,379)	12,844	—	—	—	—
Employer contributions	11,514	—	1,709	138	114	176
Benefits paid	(3,215)	(2,354)	(1,709)	(138)	(114)	(176)

Fair value at end of year	$73,070	$110,150	$—	$—	$—	$—

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the funded status of the Company’s Pension Plan, SERP, and Postretirement Medical Plans and the amounts recognized in the Company’s consolidated balance sheets as of January 31, 2009 and February 2, 2008.

					Postretirement
	Pension Plan		SERP		Medical Plans
	January 31,	February 2,	January 31,	February 2,	January 31,	February 2,
	2009	2008	2009	2008	2009	2008
	(In thousands)

Funded status:
Projected benefit obligations in excess of plan assets	$88,329	$36,540	$19,179	$20,084	$1,235	$1,225

Net amounts recognized in the consolidated balance sheet:	$88,329	$36,540	$19,179	$20,084	$1,235	$1,225

Net amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities (current)	$—	$—	$1,300	$—	$55	$—
Other liabilities (non-current)	88,329	36,540	17,879	20,084	1,180	1,225

Net amounts recognized in the consolidated balance sheets	$88,329	$36,540	$19,179	$20,084	$1,235	$1,225

Net amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$67,123	$14,841	$123	$1,170	$408	$1,030
Prior service cost (credit)	78	133	13	39	(1,809)	(3,647)

Net amounts recognized in accumulated other comprehensive income	$67,201	$14,974	$136	$1,209	$(1,401)	$(2,617)

Below is a summary of the projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the Company’s Pension Plan and SERP:

	Pension Plan		SERP
	January 31,	February 2,	January 31,	February 2,
	2009	2008	2009	2008
	(In thousands)

Projected benefit obligation	$161,398	$146,691	$19,179	$20,122
Accumulated benefit obligation	$136,059	$115,070	$18,017	$17,681
Fair value of plan assets	$73,070	$110,150	$—	$—

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of pension expense for the Pension Plan are as follows:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Service expense-benefits earned during the period	$9,494	$9,742	$10,543
Interest expense on projected benefit obligation	9,636	8,615	7,575
Expected return on plan assets	(10,263)	(9,331)	(8,160)
Curtailment	17	—	—
Prior service cost net amortization	69	69	109
Net amortization of loss	1,254	2,726	3,983

Net pension expense	$10,207	$11,821	$14,050

The components of net SERP expenses are as follows:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Service expense-benefits earned during the period	$398	$478	$453
Interest expense on projected benefit obligation	1,270	1,140	1,045
Curtailment	15
Prior service cost net amortization	26	901	1,337
Net amortization of loss	21	59	259

Net SERP expense	$1,730	$2,578	$3,094

The components of postretirement medical expense are as follows:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Service expense-benefits earned during the period	$1	$2	$378
Interest expense on accumulated postretirement benefit obligation	70	82	204
Prior service cost net amortization	(1,696)	(1,696)	(1,131)
Net amortization of loss	633	606	445

Net postretirement medical expense (credit)	$(992)	$(1,006)	$(104)

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components recognized in other comprehensive loss (income) for the Pension Plan, SERP, and Postretirement Medical Plans are as follows:

					Postretirement
	Pension Plan		SERP		Medical Plans
	2008	2007	2008	2007	2008	2007
	(In thousands)

Net loss (gain)	$52,291	$(9,578)	$(1,047)	$(664)	$(622)	$(384)
Prior service (credit) cost	(55)	(41)	(26)	(540)	1,838	1,017

Total recognized in other comprehensive loss (income)	52,236	(9,619)	(1,073)	(1,204)	1,216	633

Total recognized in net periodic (benefit) cost and other comprehensive loss (income)	$62,443	$2,202	$657	$1,374	$224	$(373)

When funding is required for the Pension Plan, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. During 2008, the Company was required to make contributions of $11.5 million. During 2007, the Company was not required to make any contributions. During 2008 and 2007, the Company did not make any voluntary contributions to the Pension Plan. Based upon current available information, the Company will be required to make contributions of approximately $8.4 million in 2009.

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company in calculating the projected benefit obligations and periodic expense of its employee benefit plans are as follows:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Pension Plan:
Discount rate	6.50%	6.00%	5.50%
Discount rate used to determine projected benefit obligation at end of year	6.50%	6.50%	6.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of future compensation increases	4.00%	4.00%	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	4.00%	4.00%	4.00%
SERP:
Discount rate	7.00%	6.00%	5.50%
Discount rate used to determine projected benefit obligation at end of year	6.50%	6.25%	6.00%
Rate of future compensation increases	4.00%	4.00%	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	4.00%	4.00%	4.00%
Postretirement Medical Plans:
Discount rate	6.25%	6.00%	5.50%
Discount rate used to determine projected benefit obligation at end of year	6.50%	6.25%	6.00%
Initial healthcare cost trend rate-projected benefit obligations	9.00%	10.00%	11.00%
Initial healthcare cost trend rate-periodic expense	10.00%	11.00%	12.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

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

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. It is the Company’s current target allocation to invest the Pension Plan assets in equity securities, including foreign securities (approximately 70 percent) and fixed income securities (approximately 30 percent). The Company does not allow the plan to invest in the Company’s stock, AEON Co., Ltd.’s stock, or in the stock of soft goods retailers. The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan. The expected average long-term rate of return on assets is based on an analysis which considers: actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the major classes of investments in which the Company invests (debt, equity, and foreign securities) for the period since the Pension Plan’s inception and for the longer commencing periods when the return data was first tracked, and expectations of future market returns from outside sources for the two major classes of investments in which the Company invests. This rate is utilized primarily in estimating the expected return on plan assets component of the annual pension expense. To the extent

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not immediately affected. Rather, this loss or gain adjusts future pension expense over approximately five years.

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

The Pension Plan’s weighted average asset allocations at January 31, 2009 and December 31, 2007 by asset category are as follows:

	Target	January 31, 2009		December 31, 2007
	Allocation	Amount	Percent	Amount	Percent
	(In thousands)

Equity securities, including $5,967 of foreign securities at January 31, 2009	70%	$55,445	76%	$78,070	71%
Debt securities	30%	13,992	19	26,907	24
Cash and money market		3,633	5	5,173	5

Total		$73,070	100%	$110,150	100%

Information about the expected cash flow for the Pension Plan, SERP, and Postretirement Medical Plans follows:

	Pension		Postretirement
	Plan	SERP	Medical Plans
	(In thousands)

Expected benefit payments:
2009	$3,183	$1,316	$55
2010	3,607	1,326	28
2011	4,107	1,347	—
2012	4,773	1,368	—
2013	5,561	1,405	—
2014 to 2018	44,831	7,957	—

The Company expects to contribute $1.3 million and $0.1 million to the SERP and the Postretirement Medical Plans, respectively, during 2009. The Company is required to contribute approximately $8.4 million to the Pension Plan in 2009. The Company will not make any voluntary contributions to the Pension Plan during 2009.

The estimated amount that will be amortized from AOCI into net periodic benefit cost in 2009 is as follows:

	Pension		Postretirement
	Plan	SERP	Medical Plans
	(In thousands)

Net actuarial loss	$929	$—	$440
Prior service cost	$6	$1	$(1,500)

The Company currently has a qualified defined contribution 401(k) plan, which covers substantially all employees for the Talbots brand. Under the 401(k) plan, employees make contributions to the plan and the Company makes a cash contribution that matches 50% of an employee’s contribution up to a maximum of 6% of the employee’s compensation. Talbots brand employees may elect to invest in the common stock of the Company at

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their discretion up to 50% of their total investment. Company contributions into the Talbots 401(k) plan for 2008, 2007, and 2006 were $4.2 million, $3.7 million, and $4.0 million, respectively. The Company announced in February 2009 that it will be discontinuing its contributions to the 401(k) and nonqualified defined contribution plans indefinitely as part of a cost savings initiative.

16.	Commitments

The table below is a summary of the Company’s contractual commitments under non-cancelable operating leases, merchandise purchases, construction contracts, and service purchase contracts as of January 31, 2009. The table includes contractual commitments for both the Talbots and J. Jill brands.

Contractual
Obligations	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)

Operating leases:
Real estate	$954,690	$173,705	$168,748	$153,749	$127,909	$103,113	$227,466
Equipment	8,900	5,019	3,150	620	111	—	—
Merchandise purchases	291,413	291,413	—	—	—	—	—
Construction contracts	5,896	5,896	—	—	—	—	—
Other contractual commitments	29,517	27,067	2,383	56	6	5	—

Total Commitments	$1,290,416	$503,100	$174,281	$154,425	$128,026	$103,118	$227,466

Operating Leases — The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through 2024. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and also provide that the Company pay real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Additionally, most store leases provide renewal options and contain rent escalation clauses. Included in the schedule above are 9 executed leases related to Talbots stores not yet opened at January 31, 2009. Included in the schedule above are lease payments of approximately $237.4 million relating to the J. Jill brand, including five executed leases for stores not yet opened at January 31, 2009. Their lease terms expire at various dates through 2021.

Rent expense related to continuing operations during 2008, 2007, and 2006 was $127.7 million, $121.8 million, and $119.7 million, respectively. This includes $2.1 million, $1.8 million, $1.4 million, respectively, of percentage rent and contingent rental expense and $0.2 million, $0.2 million, and $0.2 million, respectively of sublease rental income. As of January 31, 2009, the Company expects to receive sublease rental income of $0.2 million, and $0.1 million in the years 2009, and 2010 under its existing noncancelable subleases. Additionally, the Company leases both store computer and other corporate computer equipment with lease terms generally between three and five years.

Merchandise Purchases — The Company generally makes purchase commitments up to six to nine months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor. Included in the schedule above are purchase commitments of approximately $71.7 million relating to the J. Jill brand.

Construction Contracts — The Company enters into contracts to facilitate the build-out and renovation of its stores. Included in the schedule above are construction contracts of approximately $1.3 million relating to the J. Jill brand.

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

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the schedule above are contracts with vendors for products and services of approximately $3.4 million relating to the Jill brand with terms ranging from 30 days to two years.

17.	Net (Loss) Income Per Share

The weighted average shares used in computing basic and diluted net (loss) income per share are presented below. Options to purchase 9,410,953 and 9,491,706 shares of common stock were outstanding at January 31, 2009 and February 2, 2008, respectively, and were not included in the computation of diluted net loss per share since the effect would have been antidilutive. Nonvested stock awards and restricted stock units of 2,003,660 and 1,930,298 were outstanding at January 31, 2009 and February 2, 2008, respectively, and were not included in the computation of diluted net loss per share since the effect would have been antidilutive. Options to purchase 5,917,502 shares of common stock were outstanding as of February 3, 2007 but were not included in the computation of diluted net income per share for the period. Such options have been excluded because the options’ exercise prices were greater than the average market prices of the common shares, and the effect of including these securities would have been antidilutive.

	Year Ended
	January 31	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Shares for computation of basic net (loss) income per share	53,436	53,006	52,651
Effect of stock compensation plans	—	—	834

Shares for computation of diluted net (loss) income per share	53,436	53,006	53,485

18.	Fair Value Measurements

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

SFAS No. 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company did not have any financial assets or liabilities carried at fair value as of January 31, 2009 that are subject for disclosure within the three-tier hierarchy. The Company has recorded its investments in life insurance policies at their cash surrender value. The Company’s pension plan assets are disclosed in accordance with SFAS No. 132 (R) within Note 15, Benefit Plans.

19.	Quarterly Results (unaudited)

Unaudited quarterly financial information for 2008 and 2007 is set forth in the table below. Certain amounts relating to the first and second quarters of 2008 and 2007 have been revised from those previously reported in the Company’s quarterly filings on Form 10-Q in order to present the operations of the Talbots Kids, Mens, and U.K. businesses and the J. Jill business as discontinued operations. See Note 4, Discontinued Operations, for further discussion on these businesses.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2008 Quarter Ended
	May 3,	August 2,	November 1,		January 31,
	2008	2008	2008		2009
	(In thousands)

Net sales	$414,774	$395,209	$357,275		$327,912
Gross profit	168,062	116,708	112,771		47,844
Net income (loss) from continuing operations	18,506	(11,951)	(14,763)		(131,313)
Loss from discontinued operations, net of tax	(16,865)	(13,057)	(155,996	)(1)	(230,220)

Net income (loss)	$1,641	$(25,008)	$(170,759)		$(361,533	)(2)

Net income (loss) per share:
Basic income (loss) per share from continuing operations	$0.35	$(0.22)	$(0.28)		$(2.45)
Basic loss per share from discontinued operations	(0.32)	(0.25)	(2.92)		(4.30)

Basic income (loss) per share	$0.03	$(0.47)	$(3.20)		$(6.75)

Diluted income (loss) per share from continuing operations	$0.35	$(0.22)	$(0.28)		$(2.45)
Diluted loss per share from discontinued operations	(0.32)	(0.25)	(2.92)		(4.30)

Diluted income (loss) per share	$0.03	$(0.47)	$(3.20)		$(6.75)

Weighted average number of shares of common stock outstanding:
Basic	53,302	53,442	53,489		53,512
Diluted	53,505	53,442	53,489		53,512
Cash dividends declared per share:	$0.13	$0.13	$0.13		$0.13
Market price data:
High	$14.11	$14.70	$15.48		$9.21
Low	$7.26	$7.08	$7.67		$1.19

(1)	In the third quarter of 2008, the Company recorded impairment charges related to J. Jill of $185.9 million, which is included in the loss from discontinued operations, net of tax.

(2)	In the fourth quarter of 2008, the Company recorded a valuation allowance of $61.0 million for substantially all of its net deferred tax assets and $7.6 million of restructuring charges, which is included in the net loss from continuing operations. The Company also recorded an additional impairment charge related to J. Jill of $131.7 million and a valuation allowance of $129.4 million which is included in the loss from discontinued operations, net of tax.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2007 Quarter Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008
	(In thousands)

Net sales	$432,295	$434,167	$413,972	$427,681
Gross profit	168,622	121,597	147,437	127,150
Net income (loss) from continuing operations	15,273	(4,015)	(893)	(10,322)
Loss from discontinued operations, net of tax	(10,033)	(9,301)	(8,494)	(161,056)

Net income (loss)	$5,240	$(13,316)	$(9,387)	$(171,378	)(3)

Net income (loss) per share:
Basic income (loss) per share from continuing operations	$0.29	$(0.08)	$(0.02)	$(0.19)
Basic loss per share from discontinued operations	(0.20)	(0.17)	(0.16)	(3.03)

Basic income (loss) per share	$0.09	$(0.25)	$(0.18)	$(3.22)

Diluted income (loss) per share from continuing operations	$0.29	$(0.08)	$(0.02)	$(0.19)
Diluted loss per share from discontinued operations	(0.20)	(0.17)	(0.16)	(3.03)

Diluted income (loss) per share	$0.09	$(0.25)	$(0.18)	$(3.22)

Weighted average number of shares of common stock outstanding:
Basic	52,928	52,980	53,032	53,085
Diluted	53,908	52,980	53,032	53,085
Cash dividends declared per share:	$0.13	$0.13	$0.13	$0.13
Market price data:
High	$26.18	$25.70	$24.97	$16.35
Low	$20.95	$19.58	$13.66	$6.96

(3)	In the fourth quarter of 2007, the Company recorded restructuring charges of $3.7 million included in continuing operations. Additionally the Company recorded an impairment charge related to J. Jill of $149.6 million and restructuring charges of $5.6 million, which are included in the loss from discontinued operations, net of tax.