Form 10-Q
period 2009-05-02
TALBOTS INC
filed 2009-06-11
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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
Registrant’s telephone number, including area code 781-749-7600
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 8, 2009

Common Stock, $0.01 par value	55,303,147

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts in thousands except per share data

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net Sales	$306,175	$414,774

Costs and Expenses
Cost of sales, buying and occupancy	211,156	246,712
Selling, general and administrative	110,823	130,241
Restructuring charges	6,396	4,580
Impairment of store assets	19	943

Operating (Loss) Income from Continuing Operations	(22,219)	32,298

Interest
Interest expense	7,355	5,689
Interest income	183	107

Interest Expense — net	7,172	5,582

(Loss) Income Before Taxes from Continuing Operations	(29,391)	26,716

Income Tax (Benefit) Expense	(10,573)	8,210

(Loss) Income from Continuing Operations	(18,818)	18,506

Loss from Discontinued Operations, net of taxes	(4,752)	(16,864)

Net (Loss) Income	$(23,570)	$1,642

Net (Loss) Income Per Share

Basic (loss) income per share from continuing operations	$(0.35)	$0.35
Basic loss per share from discontinued operations	(0.09)	(0.32)

Basic (loss) income per share	$(0.44)	$0.03

Diluted (loss) income per share fron continuing operations	$(0.35)	$0.35
Diluted loss per share from discontinued operations	(0.09)	(0.32)

Diluted (loss) income per share	$(0.44)	$0.03

Weighted Average Number of Shares of Common Stock Outstanding

Basic	53,621	53,302

Diluted	53,621	53,505

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MAY 2, 2009, JANUARY 31, 2009, AND MAY 3, 2008
Amounts in thousands except share data

	May 2,	January 31,	May 3,
	2009	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$39,158	$16,718	$31,058
Customer accounts receivable — net	186,555	169,406	226,911
Merchandise inventories	190,749	206,593	252,575
Deferred catalog costs	4,588	4,795	5,744
Due from affiliates	407	376	1,101
Deferred income taxes	—	—	23,569
Income tax refundable	26,646	26,646	—
Prepaid and other current assets	50,392	35,277	41,551
Assets held for sale — current	110,919	109,966	83,427

Total current assets	609,414	569,777	665,936
Property and equipment — net	265,492	277,363	308,654
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Other assets	13,584	12,756	21,212
Assets held for sale — non-current	—	—	376,969

Total Assets	$999,887	$971,293	$1,484,168

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$136,551	$122,034	$70,164
Accrued income taxes	109	—	1,314
Accrued liabilities	152,502	148,356	162,323
Notes payable to banks	156,500	148,500	98,625
Current portion of long-term debt	88,211	70,377	116,865
Liabilities held for sale — current	104,398	94,190	42,101

Total current liabilities	638,271	583,457	491,392
Long-term debt less current portion	20,000	238,000	252,000
Related party debt	250,000	20,000	—
Deferred rent under lease commitments	117,142	115,282	116,611
Deferred income taxes	28,456	28,456	1,210
Other liabilities	130,872	164,195	141,589
Liabilities held for sale — non-current	—	—	31,419
Commitments
Stockholders’ (Deficit) Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 81,442,215 shares, 81,125,526 shares, and 80,705,192 shares issued, respectively, and 55,338,420 shares, 55,376,371 shares, and 55,502,184 shares outstanding, respectively	814	811	807
Additional paid-in capital	493,746	492,932	486,890
Retained (deficit) earnings	(42,848)	(19,278)	560,380
Accumulated other comprehensive loss	(50,775)	(67,079)	(13,043)
Treasury stock, at cost; 26,103,795 shares, 25,749,155 shares, and 25,203,008 shares, respectively	(585,791)	(585,483)	(585,087)

Total stockholders’ (deficit) equity	(184,854)	(178,097)	449,947

Total Liabilities and Stockholders’ (Deficit) Equity	$999,887	$971,293	$1,484,168

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in thousands

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,570)	$1,642
Loss from discontinued operations, net of tax	(4,752)	(16,864)

Net (loss) income from continuing operations	(18,818)	18,506
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	19,214	21,277
Impairment of store assets	19	943
Amortization of debt issuance costs	891	68
Deferred rent	(290)	(1,834)
Compensation expense related to stock-based awards	766	240
Gain on disposal of property and equipment	—	(604)
Tax benefit of pension adjustment	(10,760)	—
Tax benefit from options exercised	—	74
Excess tax benefit from options exercised	—	(74)
Deferred income taxes	—	5,531
Changes in assets and liabilities:
Customer accounts receivable	(17,115)	(16,084)
Merchandise inventories	16,004	11,366
Deferred catalog costs	206	505
Due from affiliates	(31)	1,939
Prepaid and other current assets	(14,677)	(8,369)
Accounts payable	14,913	(72,256)
Accrued income taxes	109	(3,407)
Accrued liabilities	106	11,094
Other assets	2,166	9,265
Other liabilities	(6,456)	(3,117)

Net cash used in operating activities	(13,753)	(24,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(7,876)	(8,955)
Proceeds from disposal of property and equipment	—	2,549

Net cash used in investing activities	(7,876)	(6,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital notes payable, net	—	98,625
Gross proceeds from working capital notes payable	8,000	—
Proceeds from related party long-term borrowings	230,000	—
Payments on long-term borrowings	(200,140)	(20,125)
Proceeds from options exercised	—	870
Excess tax benefit from options exercised	—	74
Payment of debt issuance costs	(85)	—
Cash dividends	—	(7,150)
Purchase of treasury stock	(308)	(1,109)

Net cash provided by financing activities	37,467	71,185

EFFECT OF EXCHANGE RATE CHANGES ON CASH	179	(47)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	9,668	(26,814)
Investing activities	(375)	(6,640)
Effect of exchange rate changes on cash	8	(1)

	9,301	(33,455)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,318	6,340
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,551	24,280
INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(2,921)	(617)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,948	$30,003

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amounts in thousands except share and per share data
1. BASIS OF PRESENTATION
          With respect to the unaudited condensed consolidated financial statements set forth herein, all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended January 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All material intercompany accounts and transactions have been eliminated in consolidation.
2. MANAGEMENT’S PLAN AND RECENT EVENTS
          During 2007, 2008, and the first quarter of 2009, we incurred significant net losses attributable to operations, some of which have been or are in the process of being discontinued. Also included in our net losses are charges related to impairments of intangible and tangible assets and restructuring charges. The majority of our impairment charges relate to our J. Jill business. Our restructuring charges primarily relate to restructuring activities intended to reduce costs. During the first quarter of 2009 and 2008, our cash flows used in operating activities from our continuing operations were $13.8 million and $24.9 million, respectively. As of May 2, 2009, we had a working capital deficit of $28.9 million and a stockholders’ deficit of $184.9 million. In addition, as of May 2, 2009, we have substantial debt obligations coming due in the next twelve months. We believe that the economic recession had a significant impact on our business during 2008 and the first quarter of 2009.
          In response to the Company’s liquidity needs, management undertook several financing actions during 2008 and the first quarter of 2009 in an effort to improve liquidity. These actions consisted of the following:
•	In July of 2008 the Company entered into a $50.0 million subordinated working capital term loan facility with AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), our majority shareholder and a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”). The facility matures in 2012 and requires interest-only payments until maturity. As of May 2, 2009, we are fully borrowed on this facility.

•	In February of 2009, the Company obtained a $200.0 million term loan facility from AEON which was used to repay all outstanding indebtedness under the Acquisition Debt Agreement related to the 2006 J. Jill acquisition. The Acquisition Debt Agreement had required quarterly principal payments of $20.0 million and, in addition, the Company was in default on certain covenants as of January 31, 2009. The $200.0 million loan from AEON is interest-only until it matures, which is at the Company’s option in 2012. There are no financial covenants associated with this debt.

•	During the fourth quarter of 2008 and the first quarter of 2009, the Company converted all of its working capital lines, amounting to $165.0 million in the aggregate, to committed lines with maturities in December 2009. Management, with AEON, plan to engage in discussions with the Company’s lenders during 2009 to extend the commitment expiration dates of these facilities, although there can be no assurance that this will be achieved.

•	In February of 2009, AEON guaranteed the Company’s outstanding debt under its existing working capital facilities totaling $165.0 million, its existing revolving credit facilities totaling $52.0 million, and its existing $48.0 million term loan facilities. In April of 2009, AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates due on and before April 13, 2012 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to the Company, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any lack of the Company’s financial resources caused by any such failure of refinancing. In April of 2009, AEON also confirmed its support for the Company’s working capital improvements initiatives for its merchandise payables management and that it will use commercially reasonable effort to provide the Company with financial support through loan or guarantee up to $25.0 million only if, and to the extent that, the Company may possibly fall short in achieving its targeted cash flow improvement for fall 2009 merchandise payables.

•	In April of 2009 the Company entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to the lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes. As of May 2, 2009, the Company had not borrowed any funds under this facility.

•	The Company has eliminated all financial covenant ratios from its debt agreements.
          In addition to the short-term liquidity actions described above, management has formulated additional responses to address current economic conditions and operating performance. As part of the Company’s continuing strategic initiatives, management took the following actions in 2008 and to date in 2009:
•	During the third quarter of 2008 management completed the closing of its Kids, Mens, and U.K. business concepts. These business concepts were not considered strategic to ongoing operations.

•	During the third quarter of 2008 the Board of Directors approved a plan to sell the J. Jill business as the business was not considered strategic to ongoing operations, and in June of 2009 the Company announced that it had entered into an Asset Purchase Agreement to sell certain assets and liabilities of the J. Jill business, as discussed further below.

•	In June of 2008 management reduced the Company’s corporate headcount by approximately 9% across multiple locations at all levels.

•	In February of 2009 management further reduced the Company’s corporate headcount by approximately 17%.

•	Management has reduced the planned hours worked in its stores for 2009.

•	During 2008 and into 2009, management took a number of actions in an effort to seek to improve gross margins including (i) changing its promotional cadence to monthly markdowns rather than its historical four clearance sales events per year; (ii) holding a leaner inventory position, concentrating on better product flow and content resulting in decreased planned inventory commitments into 2009; and (iii) adopting a new price optimization tool.

•	During 2008 management eliminated advertising in television and national print, contributing to $14.8 million less in spending from 2007.

•	For 2009, management currently plans to decrease catalog circulation levels, subject to continuing review.

•	In 2008, the Company’s gross capital expenditures (excluding construction allowances received from landlords) were $44.7 million, which was down from 2007 by $12.9 million. For 2009, management currently plans to further reduce capital expenditures from 2008 levels, subject to continuing review.

•	Management has eliminated matching contributions to its 401(k) plan for 2009.

•	Management has increased employee health care contributions in 2009.

•	Management has eliminated merit increases for 2009.

•	Management has frozen its defined benefit pension plans effective May 1, 2009.

•	In February of 2009 the Company’s Board approved the indefinite suspension of the quarterly dividend.

•	Subsequent to the end of the first quarter, in June of 2009, the Company announced its plans to further reduce its corporate headcount by approximately 20%, including the elimination of open positions.
          Subsequent to May 2, 2009, on June 7, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Jill Acquisition, LLC (the “Purchaser”), an affiliate of Golden Gate Capital, pursuant to which the Purchaser will acquire and assume from the Company certain assets and liabilities relating to the J. Jill brand business of the Company (the “Transaction”) for a cash purchase price of $75.0 million, subject to certain adjustments as provided in the Purchase Agreement, including an adjustment based on targeted closing date working capital. The Transaction is subject to customary closing conditions and is currently expected to close in the second fiscal quarter of 2009.
          Under the terms of the Purchase Agreement, the Purchaser will be obligated for liabilities that arise after the closing under assumed contracts, which include leases for approximately 204 J. Jill brand stores expected to be assigned to the Purchaser as part of the Transaction, as well as liabilities that arise after the closing as a result of the ownership or use by the Purchaser of the purchased assets or otherwise in connection with the Purchaser’s operation of the purchased assets.
          At the closing, the Purchaser will also acquire, lien-free, the Tilton, NH distribution facility which supports the J. Jill business, and a subsidiary of the Company will sublease to the Purchaser at the closing approximately 63,943 square feet of space at its 126,869 square foot leased office facility in Quincy, MA used for the J. Jill brand business. As part of the Transaction, J. Jill brand employees located at the Quincy, MA and Tilton, NH facilities and at the transferred store locations will be offered employment by the Purchaser.

          Under the terms of its $200.0 million secured loan agreement with AEON, the Company is subject to certain mandatory prepayment obligations including payment of net sale proceeds after selling costs and amounts for other costs related to the J. Jill brand business.
          In connection with the Transaction, the Company currently plans to close approximately 75 J. Jill brand stores which are not part of the proposed sale of the J. Jill business under the Purchase Agreement. Prior to the consummation of the transaction, these stores are held for sale. In connection with the planned closing of the 75 J. Jill stores, the Company expects to record a pre-tax cash charge of approximately $0.8 million related to severance and related severance benefits. Total material cash expenditures to settle store lease liabilities will depend upon the outcome of negotiations with third parties. The Company will also record a liability related to the remaining contingent obligation of certain of its subsidiaries on liabilities being assigned to the Purchaser as part of the Transaction, including those related to leases, assumed contracts and other obligations transferred as part of the Transaction, as well as for any remaining office lease liability, potential inventory liquidation costs related to the above store closings, and other costs and charges related to the J. Jill business.
          The foregoing summary does not purport to be complete and is qualified in its entirety by the terms and conditions of the Purchase Agreement, a copy of which is filed on form 8-K dated June 8, 2009.
3. SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company has adopted SFAS No. 157 and all of its provisions as of May 2, 2009. See Note 18, Fair Value Measurements, of our 2008 Annual Report on Form 10-K for further discussion.
          In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not impact the loss per share calculations for the quarter ended May 2, 2009. Certain of the Company’s unvested stock awards have dividend participation rights and may impact our basic earnings per share calculations in periods that the Company reports earnings, which is not expected to have a material impact.
Recently Issued Accounting Pronouncements
          In December 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88, and 106 (“SFAS No. 132 (R)”). FSP FAS No. 132 (R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating the impact, if any, FSP FAS No. 132 (R)-1 will have on the Company’s consolidated financial statements.

          In April 2009, the FASB issued three staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of debt securities. The first staff position, FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for determining fair value measurements consistently with the principles presented in SFAS No. 157 when the volume and level of activity for the asset or liability has significantly decreased, and provides guidance on identifying circumstances that indicate that a transaction is not orderly. The second staff position, FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the frequency of fair value disclosures for publicly traded entities about the fair value of certain financial instruments not recognized at fair value in the statement of financial position to include interim reporting periods. The third staff position, FSP No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities, and modifies the presentation and disclosure requirements for all other-than-temporary impairments. The staff positions are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted of all three staff positions together. We did not early adopt these FSPs. We do not anticipate that the adoption of these staff positions will have a material effect on our financial position or results of operations, though our assessment is ongoing.
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
          On October 30, 2008, the Company’s Board of Directors approved a plan to sell the J. Jill business. On June 7, 2009, as described in Note 2, the Company entered into an Asset Purchase Agreement with Jill Acquisition LLC (the “Purchaser”), an affiliate of Golden Gate Capital, pursuant to which the Purchaser will acquire and assume from the Company certain assets and liabilities relating to the J. Jill brand business of the Company. The Transaction is currently expected to close in the second fiscal quarter of 2009. The Company has classified all of the assets and liabilities of the J. Jill business as held for sale for all periods presented. Additionally, the Company classified the results of operations of the J. Jill business as discontinued operations for all periods presented.
          The operating results of the J. Jill business and the results of Talbots Kids, Mens and U.K. businesses, which have been presented as discontinued operations, are as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
	(in thousands)
Net Sales	$103,487	$127,664

Loss before income taxes	(4,752)	(25,327)
Income tax (benefit)	—	(8,463)

Loss from Discontinued Operations, net of taxes	$(4,752)	$(16,864)

          Discontinued operations in the first quarter of 2009 does not reflect an income tax benefit as the Company recorded a valuation allowance for substantially all of its deferred taxes and incurred losses in both continuing and discontinued operations. Income tax benefits allocated to discontinued operations in the first quarter of 2008 represent the incremental effect of tax benefits attributable to these operations.

          Presented below is a summarized balance sheet for the J. Jill assets and liabilities held for sale. Since the Company expects to complete the sale of the J. Jill business within one year, all assets and liabilities held for sale are classified as current within the Company’s consolidated balance sheet as of May 2, 2009 and January 31, 2009.

	May 2,	January 31,	May 3,
	2009	2009	2008
	(in thousands)
Merchandise inventories	$44,463	$50,250	$66,761
Other current assets	15,582	9,217	16,666

Assets held for sale — current	60,045	59,467	83,427

Property and equipment — net	16,274	15,899	157,057
Goodwill	—	—	77,977
Trademarks	30,200	30,200	63,500
Other intangible assets — net	4,400	4,400	78,435

Assets held for sale — long-term	50,874	50,499	376,969

Total assets held for sale	$110,919	$109,966	$460,396

Accounts payable	$32,922	$30,262	$14,411
Accrued liabilities	32,716	26,890	27,690

Liabilities held for sale — current	65,638	57,152	42,101

Deferred rent under lease commitments	37,134	35,327	29,441
Other liabilities	1,626	1,711	1,978

Liabilities held for sale — long-term	38,760	37,038	31,419

Total liabilities held for sale	$104,398	$94,190	$73,520

          The decrease in assets from the first quarter of 2008 to the first quarter of 2009 is primarily attributable to impairment charges recorded by the Company during the third and fourth quarter of 2008 of $318.4 million in the aggregate reflecting the difference between J. Jill’s carrying value and its estimated fair value. The Company also included an estimate of direct costs to sell of $4.2 million as of May 2, 2009. Management determined the estimated fair value of the J. Jill business as the amount of proceeds expected to be received upon a sale of the business as a whole in a transaction between market participants as of May 2, 2009. In determining fair value, the Company made assumptions and estimates including the use of forward looking projections to estimate the future operating results of the J. Jill business, while also considering current market conditions. The estimated fair value could be adjusted in the near term if actual results, including proceeds received and current market conditions, differ from management’s estimates. The carrying value of net assets held for sale approximates fair value.
5. RESTRUCTURING CHARGES
          In October 2007, the Company initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill business, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year strategic business plan to strengthen and grow the business. During 2008, the Company made continued progress in streamlining its organization, which was a major initiative of its strategic business plan. In June 2008, the Company reduced its corporate headcount by 9%. In February 2009 the Company further reduced its corporate headcount by 17%, and in June of 2009 the Company announced its plans to again reduce its corporate headcount by 20% including the elimination of open positions. The severance expense related to the June 2009 corporate headcount reduction was recorded during the thirteen weeks ended May 2, 2009.

          The Company has incurred $6.4 million and $4.6 million of restructuring charges during the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.
          Below is a roll-forward of the restructuring liabilities, which are included within accrued liabilities within the Company’s consolidated balance sheets as of May 2, 2009 and May 3, 2008:

	Corporate - Wide
	Strategic Initiatives
		Non-cash
	Severance	Charges (Income)	Total
	(in thousands)
Balance at January 31, 2009	$10,882	$—	$10,882
Charges (income)	7,064	(668)	6,396
Cash payment	(5,641)		(5,641)
Non-cash items	—	668	668

Balance at May 2, 2009	$12,305	$—	$12,305

	Corporate - Wide
	Strategic Initiatives
			Non-cash
	Severance	Consulting	Charges (Income)	Total
		(in thousands)
Balance at February 2, 2008	$678	$1,532	$—	$2,210
Charges (income)	3,786	2,706	(1,912)	4,580
Cash payment	(369)	(2,049)	—	(2,418)
Non-cash items	—	—	1,912	1,912

Balance at May 3, 2008	$4,095	$2,189	$—	$6,284

          The non-cash items primarily consist of adjustments to stock-based compensation expense related to stock awards forfeited by terminated employees. Of the $12.3 million remaining balance of restructuring liabilities at May 2, 2009, $11.7 million is expected to be paid during 2009, and $0.6 million is expected to be paid in 2010.
6. INCOME TAXES
          The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.
          A valuation allowance was established during the fourth quarter of 2008 for substantially all deferred tax assets based on all available evidence including the Company’s recent history of losses. Forming a conclusion that a valuation allowance is not needed when cumulative losses exist requires a sufficient amount of positive evidence to support recovery of the deferred tax assets. As a result of the Company’s evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses. Accordingly, the Company continues to provide for a full valuation allowance.
          During the first quarter of 2009, the Company allocated a tax benefit of approximately $10.6 million to continuing operations with a corresponding offset to other comprehensive loss. In accordance with SFAS No. 109 paragraph 140, items included in other comprehensive income which represent a source of income must be considered when determining the amount of tax benefit that results from, and should be allocated to, a loss from continuing operations. During the first quarter of 2009, the Company remeasured its pension obligation due to the Company’s decision to freeze all future benefits under its Pension Plans. The remeasurement resulted in the Company recording a gain in its other comprehensive loss and the tax provision on the other comprehensive loss was recognized.

          The Company has assessed its income tax positions and recorded uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). At May 2, 2009 the Company had unrecognized tax benefits of approximately $39.1 million which if recognized, would impact the effective tax rate. At May 2, 2009 the Company had $63.6 million of unrecognized tax benefits, including accrued interest and penalties, which are classified in other liabilities in the Company’s consolidated balance sheets. The Company anticipates a reduction in its unrecognized tax benefits of approximately $12.6 million within the next twelve months due to various expected state audit settlements and appeal decisions.
          All deferred tax assets and deferred tax liabilities related to the J. Jill business remain in continuing operations as these net assets are not expected to be sold with the business.
7. COMPREHENSIVE (LOSS) INCOME
          The following is the Company’s comprehensive (loss) income for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net (loss) income	$(23,570)	$1,642
Other comprehensive income:
Foreign currency translation adjustment	150	456
Change in pension and postretirement plan liabilities, net of tax expense (benefit) of 10,760 and (17), respectively	16,155	(25)

Comprehensive (loss) income	$(7,265)	$2,073

8. STOCK-BASED COMPENSATION
          The Company has two stock-based compensation plans where the Company’s common stock has been made available for stock option awards, nonvested stock awards, and restricted stock unit awards. These plans are described in more detail in Note 7 of the Company’s 2008 Annual Report on Form 10-K.
          The condensed consolidated statements of operations for the thirteen weeks ended May 2, 2009 and May 3, 2008 include the following stock-based compensation expense (income) related to stock option awards, nonvested stock awards, and restricted stock unit awards:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Cost of sales, buying, and occupancy	$159	$(264)
Selling, general, and administrative	1,272	2,417
Restructuring charges	(668)	(1,912)

Compensation expense related to stock-based awards	$763	$241

          Due to actual and anticipated employee terminations, the Company updated its estimated forfeiture rates for stock-based awards during the thirteen weeks ended May 2, 2009 and May 3, 2008. When the termination is a direct result of its restructuring actions, the benefit is recorded within restructuring charges in the Company’s condensed consolidated statement of operations. For the thirteen weeks ended May 2, 2009, the Company recorded a benefit of $2.0 million, including $0.7 million in restructuring charges to account for revisions in estimated forfeiture rates. For the thirteen weeks ended May 3, 2008, the Company recorded a benefit of $4.4 million, including $1.9 million in restructuring charges to account for the revisions in estimated forfeiture rates.

     Stock Options
          The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the thirteen weeks ended May 2, 2009 and May 3, 2008 was $1.56 and $2.59 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Weighted average risk free interest rate	2.0%	2.4%
Weighted average expected life of option grants	4.8 years	4.8 years
Weighted average expected volatility of underlying stock	83.6%	45.0%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	0.0%	5.3%
          A summary of stock option activity during the thirteen weeks ended May 2, 2009 is presented below.

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(in years)	Value
Outstanding at January 31, 2009	9,410,953	$27.24
Granted	1,700,100	2.39
Exercised	—	—
Forfeited	(117,192)	20.66
Expired	(247,837)	12.41

Outstanding at May 2, 2009	10,746,024	$23.73	4.1	$190

Exercisable at May 2, 2009	8,247,821	$28.87	2.5	$—

        Nonvested Stock Awards and RSUs
          A summary of nonvested stock awards and RSU activity for the thirteen weeks ended May 2, 2009 is presented below. The fair value of nonvested stock awards and RSUs granted are based on the closing traded stock price on the date of the grant.

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Nonvested at January 31, 2009	2,003,660	$16.28
Granted	344,689	2.62
Vested	(350,310)	20.61
Forfeited	(240,025)	19.94

Nonvested at May 2, 2009	1,758,014	$12.24

9. NET (LOSS) INCOME PER SHARE
          The weighted average shares used in computing basic and diluted net (loss) income per share are presented in the table below. Options to purchase 10,746,024 and 9,669,951 shares of common stock were outstanding as of May 2, 2009 and May 3, 2008, respectively, but were not included in the computation of diluted net (loss) income per share because the options’ exercise prices were greater than the average market price of the common shares.

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
	(in thousands)
Shares for computation of basic net (loss) income per share	53,621	53,302
Effect of stock compensation plans	—	203

Shares for computation of diluted net (loss) income per share	53,621	53,505

10. DEBT
          A summary of outstanding debt is as follows:

	May 2,	January 31,	May 3,
in thousands	2009	2009	2008
Acquisition Debt	$—	$200,000	$260,000
Revolving Credit Agreements	52,000	80,000	80,000
Term Loans	48,000	20,000	20,000
Related Party Debt	250,000	20,000	—
Working Capital Lines of Credit (Notes payable to banks)	156,500	148,500	98,625
Tilton Facility Loan	8,211	8,377	8,865

Total debt	514,711	476,877	467,490
Less current maturities	(244,711)	(218,877)	(215,490)

Long term-debt, less current portion	$270,000	$258,000	$252,000

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
          In February 2009, the Company entered into a $200.0 million term loan agreement with AEON (“AEON Loan”). The funds received from the AEON Loan were used to repay all of the outstanding indebtedness under the Acquisition Debt agreement in February 2009.
          The AEON Loan is an interest-only loan until maturity without any scheduled principal payments prior to maturity. Interest on the AEON Loan is at a variable rate equal to LIBOR plus 6.00% (LIBOR is the six month London interbank offer rate expressed as a percentage rate per annum). Interest on the AEON Loan is payable semi-annually in arrears. No loan facility fee is payable as part of the AEON Loan. The AEON Loan matures on August 31, 2009, and provides Talbots with the option to extend the maturity for additional six month periods, up to the third anniversary of the loan closing date, which is February 27, 2012. The AEON Loan is subject to mandatory prepayment as follows: (a) 50% of excess cash flow (as defined in the agreement), (b) 100% of net cash proceeds of any sale of J. Jill and 75% of net cash proceeds on any other asset sales or dispositions, and (c) 100% of net cash proceeds of any non-related party debt issuances and 50% of net cash proceeds of any equity issuances (subject to such exceptions as to debt or equity issuances as the lender may agree to). The AEON Loan may be voluntarily prepaid, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred upon not less than three business days’ prior written notice, at the option of the Company at any time. Upon any voluntary or mandatory prepayment, the Company will reimburse the lender for costs associated with early termination of any currency hedging arrangements related to the loan. Under the terms of the AEON Loan agreement, the Company may not incur, assume, guarantee or otherwise become or remain liable with respect to any indebtedness other than permitted indebtedness as defined in the agreement. Written consent of the lender in its discretion will be required prior to incurrence of indebtedness, liens, fundamental changes including mergers and consolidations, dispositions of property including sales of stock of subsidiaries, dividends and other restricted payments, investments, transactions with affiliates and other related parties, sale leaseback transactions, swap agreements, changes in fiscal periods, negative pledge clauses, and clauses restricting subsidiary distributions, all on terms set forth in the agreement. The Company is also limited in its ability to purchase or make commitments for capital expenditures in excess of amounts approved by AEON as lender. The AEON Loan contains no financial covenant ratios.
          Revolving Credit Agreements — As of May 2, 2009, the Company had revolving credit agreements with two banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $52.0 million. Interest on the revolving credit facilities are at variable rates of LIBOR plus .625% for two $18.0 million loans and Fed Funds plus 0.75% for a $16.0 million loan, and are set at the Company’s option, for periods of one, three, or six months payable in arrears. As of May 2, 2009, the weighted average interest rate on the loans was 3.7%. Of the $52.0 million outstanding under the Revolving Credit Agreements as of May 2, 2009, $34.0 million is due in January 2010, and $18.0 million is due in April 2010. These loans may be extended upon approval from the banks.
          Term Loans — As of May 2, 2009, the Company had $48.0 million in term loans outstanding with two banks: a $28.0 million loan which matures in December 2009 and a $20.0 million loan which matures in April 2012. Interest on the $28.0 million loan is payable monthly and the borrowing rate is set monthly at a rate determined by the lender to be its effective cost of funds plus 1%. At May 2, 2009 the borrowing rate was 1.5%. Interest on the $20.0 million term loan is due every six months and was fixed at 5.8% through April 2008, and is fixed at 5.9% for the remaining interest periods through April 2012.
          Related Party Term Loan with AEON (U.S.A.) — In July 2008, the Company entered into a $50.0 million unsecured subordinated working capital term loan credit facility with AEON (U.S.A.) (the “AEON Facility”). The AEON Facility will mature and AEON (U.S.A.)’s commitment to provide borrowings under the AEON Facility will expire on January 28, 2012. Under the terms of the AEON Facility, the financing is the unsecured general obligation of the Company and is subordinated to the Company’s other financial institution indebtedness existing as of the closing date. The AEON Facility is available for use by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Interest on outstanding principal under the AEON Facility is at a rate equal to three-month LIBOR plus 5.0% (6.2% at May 2, 2009). The Company was required to pay an upfront commitment fee of 1.5% (or $0.8 million) to AEON (U.S.A.) at the time of execution and closing of the loan credit facility agreement. The Company is required to pay a fee of 0.5% per annum on the undrawn portion of the commitment, payable quarterly in arrears. The AEON Facility had originally included covenants relating to the Company and its subsidiaries that were substantially the same in all material respects as under the Acquisition Debt. In March 2009, an amendment was executed between the Company and AEON (U.S.A.) to remove the financial covenants in their entirety from the facility. As of May 2, 2009, the Company had $50.0 million in borrowings outstanding under the AEON Facility.
          Working Capital Lines of Credit (Notes payable to banks) — The Company has working capital lines of credit with four banks. In March 2008, the Company increased its availability under its short-term working capital line of credit facility by $25.0 million, from $140.0 million to $165.0 million. The lines are committed through December 2009. Each borrowing bears interest for interest periods of six months or less as mutually established by the Company and the respective lenders, with such interest payable on the last day of each interest period or, in the event that the interest period exceeds three months, three months after the first day of the interest period. The interest rate is a rate determined by the respective lenders to be their effective cost of funds plus an amount not lower than 0.625% and not higher than 1.3%. Amounts may be borrowed under the above facilities from time to time, subject to satisfaction of all conditions to borrowing set forth in the respective agreements, including without limitation accuracy of all representations and warranties, the absence of any material adverse effect or change, no event of default, compliance with all covenants, and other customary borrowing conditions. At May 2, 2009 and May 3, 2008, the Company had $156.5 million and $98.6 million, respectively, outstanding under these facilities. In the first quarter of 2009, as a result of the Company’s borrowing and repayment patterns, the maturities on the lines are no longer short term in nature and accordingly have been shown gross on the statement of cash flows. The weighted average interest rate was 2.4% at May 2, 2009.
          Secured Revolving Loan Facility with AEON — In April 2009, the Company entered into a $150.0 million secured revolving loan facility with AEON. Interest under this facility is one month LIBOR plus 6.0%. Amounts may be borrowed and reborrowed under the facility. The facility matures in April 2010 and does not include any financial covenants. The facility may be used for working capital and other general corporate purposes, including vendor payments. The facility is secured by the Company’s Talbots charge card receivables, its corporate facility in Hingham, MA, and its Lakeville, MA distribution facility. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear expected, and will ensure that at least $135.0 million of Talbots charge card receivables are owed to the Company and that at least 90% of such Talbots charge card receivables are eligible receivables as defined in the agreement, and arise in the ordinary course of business, and are owed free and clear of all liens, except permitted liens, measured as of the last day of any calendar month. The Company will need to obtain AEON’s written consent as lender prior to, among other things, incurring indebtedness, fundamental changes (including mergers, consolidation, etc.), disposing of property (including sales of stocks of subsidiaries), payments or investments, undertaking transactions with affiliates and other related parties, consummating sale leaseback transactions, swap agreements, negative pledges, and clauses restricting subsidiary distributions and lines of business, all set forth in the agreement. The facility contains an upfront fee of 1.0% of the commitment prior to borrowing. The facility also provides for prepayment and loan maturity in the event the Company was to consummate certain qualified transactions, such as securitization or sale of its Talbots charge card portfolio or certain asset collateralizations. This facility has no financial covenants. As of May 2, 2009, the Company has not borrowed any funds under this facility.
          AEON Guarantees — In February 2009, AEON guaranteed the Company’s outstanding debt under its existing working capital facilities totaling $165.0 million, and under its revolving credit and term loan facilities totaling $100.0 million. In April 2009, AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 13, 2012 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to the Company, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty.
          Tilton Loan Facility — As part of the J. Jill acquisition, the Company assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan is collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton Facility”). Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on June 1, 2009. The interest rate on the Tilton Facility Loan was fixed at 7.3% per annum. The loan balance of approximately $8.2 million was paid in full on June 1, 2009.
          Letters of Credit — The Company’s letter of credit agreements of $265.0 million held at February 2, 2008, which were used primarily for the purchase of merchandise inventories, were canceled during 2008. In July 2008, the Company executed an addendum to its financing agreement with one bank, allowing the Company to utilize its existing $75.0 million short term working capital line of credit facility with the bank for letters of credit. The $75.0 million short term working capital line of credit facility will continue to be available for working capital borrowings; however, the capacity will be reduced by any letters of credit outstanding. At May 2, 2009, January 31, 2009 and May 3, 2008, the Company held $5.4 million, $14.8 million and $51.8 million outstanding, respectively, of letters of credit.
11. FAIR VALUE MEASUREMENTS
          The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities that was delayed by FSP 157-2. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those that were measured at fair value for the purpose of impairment testing for goodwill, indefinite lived intangible assets, and long-lived assets. On February 1, 2009, we adopted SFAS No. 157 for nonrecurring nonfinancial assets and nonfinancial liabilities that had been delayed by FSP 157-2. The effect of our adoption of SFAS No. 157 for nonrecurring nonfinancial assets and nonfinancial liabilities did not have a material effect on our financial position or results of operations.
          SFAS No. 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company did not have any financial assets or liabilities carried at fair value as of May 2, 2009 that are subject for disclosure within the three-tier hierarchy. The Company has recorded its investments in life insurance policies at their cash surrender value. The Company’s pension plan assets are disclosed in accordance with SFAS No. 132 (R) within Note 15, Benefit Plans, of our 2008 Annual Report on Form 10-K.

          Fair Value Measurements on a Nonrecurring Basis
          The following table summarizes assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other		Three months
		Markets for	Observable	Significant	ended
	May 2,	Identical Assets	Inputs	Unobservable Inputs	May 2, 2009
	2009	(Level 1)	(Level 2)	(Level 3)	Total Losses
in thousands
Long-lived assets	$19	$—	$—	$19	$19

Total	$19	$—	$—	$19	$19

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
          The Company’s reportable segments offer similar products; however, each segment requires different marketing and management strategies. The Stores Segment derives its revenues from the sale of women’s apparel, accessories and shoes through its retail stores, while the Direct Marketing Segment derives its revenues from the sale of women’s apparel, accessories and shoes through its catalog mailings and online at www.talbots.com.
          The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s charge card operations, certain general warehousing costs, depreciation related to corporate held assets as well as corporate-wide restructuring charges. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available. For purposes of assessing impairment on an annual basis, the Company is required to allocate its goodwill and indefinite lived intangible assets to its reporting segments. The Company has allocated its entire $35.5 million of goodwill to its Stores Segment. The Company has allocated $64.5 million of indefinite lived trademarks to its Stores Segment and $11.4 million to its Direct Marketing segment. There have been no changes to the Company’s goodwill and trademark balances during the first quarter of 2009 and 2008.

          The following is the Stores Segment and Direct Marketing Segment information for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	Thirteen Weeks Ended
	May 2, 2009			May 3, 2008
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
Net sales	$256,364	$49,811	$306,175	$345,103	$69,671	$414,774
Direct profit	16,017	4,167	$20,184	62,638	16,315	$78,953
          The following reconciles direct profit to consolidated net income for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Total direct profit for reportable segments	$20,184	$78,953
Less: indirect expenses, excluding restructuring	36,007	42,075
Less: restructuring indirect expenses	6,396	4,580

Operating (loss) income from continuing operations	(22,219)	32,298
Interest expense, net	7,172	5,582

(Loss) income before taxes	(29,391)	26,716
Income tax (benefit) expense	(10,573)	8,210

Net (loss) income from continuing operations	$(18,818)	$18,506

13. EMPLOYEE BENEFIT PLANS
          During 2007, the Company elected to close participation in the Pension Plan for all associates hired or rehired after December 31, 2007, with the following exception: eligible employees as of December 31, 2007 who were terminated on or after January 1, 2008 due to a job elimination and rehired by the Company within 12 months of the termination date were eligible to participate in the Plan. Those employees eligible to participate in the Plan as of December 31, 2007 continued to accrue benefits under the Plan. In February of 2009, the Company announced its decision to discontinue future benefits being earned under the defined benefit Pension and SERP Plans effective May 1, 2009. As a result of this significant event, the assets and liabilities under the plans were remeasured as of February 28, 2009. The remeasurement resulted in a decrease to other liabilities of $25.9 million and $1.1 million for the Pension and SERP plans respectively, and an increase to other comprehensive income of $15.5 million and $0.6 million, net of tax, for the Pension and SERP plans respectively.

          The components of the Company’s Pension Plan expense are as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
	(in thousands)
Service expense earned during the period	$—	$2,359
Interest expense on projected benefit obligation	2,206	2,363
Expected return on plan assets	(1,914)	(2,476)
Curtailment loss	124	—
Prior service cost net amortization	2	17
Net amortization of loss	232	239

Net pension expense	$650	$2,502

          The components of the Company’s SERP expense are as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
	(in thousands)
Service expense earned during the period	$—	$135
Interest expense on projected benefit obligation	291	305
Curtailment gain	(393)	—
Prior service cost net amortization	0	7
Net amortization of loss	—	—

Net SERP (credit) expense	$(102)	$447

          The components of the Company’s Postretirement Medical Plans expense are as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
	(in thousands)
Service expense earned during the period	$0	$1
Interest expense on accumulated postretirement benefit obligation	2	4
Curtailment gain	(442)	—
Prior service cost net amortization	(375)	(424)
Net amortization of loss	110	120

Net postretirement medical credit	$(705)	$(299)

          As a result of the decision to discontinue future benefits being earned under the Pension and SERP Plans, there was no service expense recorded during the first quarter of 2009.
          In 2006, the Company changed its reimbursement rates under its Postretirement Medical Plans and remeasured the related liability. The Company is amortizing the benefit into income over a five year period.
          During the thirteen weeks ended May 2, 2009, the Company was required to make contributions of $1.9 million to the Pension Plan. The Company expects to make required contributions of $6.5 million to the Pension Plan during the remainder of 2009. During the thirteen weeks ended May 3, 2008, the Company was required to make contributions of $2.4 million to the Pension Plan. The Company did not make any voluntary contributions to the Pension Plan during the thirteen weeks ended May 2, 2009 and May 3, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this document, as well as our 2008 Annual Report on Form 10-K.
          We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended May 2, 2009 and May 3, 2008 are referred to herein as the first quarter of 2009 and 2008.
          Operating results discussed below are from continuing operations, which include our Talbots Misses, Petites, Womans, Collection, and Accessories & Shoes concepts. Results from our Talbots Kids, Mens, and U.K. businesses and our J. Jill business have been classified as discontinued operations for all periods presented and are discussed separately below.
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
Recent Developments
          Our industry has historically been impacted by economic recessions. Our results are dependent on a number of factors impacting consumer spending such as but not limited to the general economic outlook, consumer confidence, the level of customer traffic in our stores, wages and unemployment rates, the housing market, consumer debt levels, availability of consumer credit, and fuel and energy costs. The current volatility of the U.S. economic environment reached unprecedented levels in 2008 and into 2009 and has significantly adversely impacted economic conditions, resulting in significant recessionary pressures, declines in employment levels, lower disposable income, and declines in consumer confidence. The current economic environment has been characterized by a significant decline in consumer discretionary spending and has particularly affected the fashion apparel industry. We expect these economic conditions to continue throughout 2009 and possibly beyond. This could lead to continued declines in consumer spending over the foreseeable future and will likely continue to have a material adverse impact on our business, liquidity, financial condition, and results of operations.
          During 2008, our sales declined by 12.5% from the prior year. During the fourth quarter of 2008, our comparable store sales were down 24.6% and our total sales were down 23.3%. During the first quarter of 2009, our comparable store sales were down 26.9% and our total sales were down 26.2%. We believe we will continue to see weak sales performance throughout 2009 and possibly beyond, although we do expect to see improvement in the second half of 2009 over our expected first half results. We have taken actions to reduce spending and tightly manage inventory in an effort to offset the decline in sales and to realign our business accordingly. However, there can be no assurance that our actions will be sufficient to produce operating profits or positive operating cash flows. See further discussion of management’s plan in the Liquidity and Capital Resource section below.
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
          Given that the retail industry continues to face unprecedented uncertainty and volatility, we are focusing on what is within our control to best manage the business and at the same time we are staying the course in moving forward with the implementation of our strategic plan. We are still in the early stages of implementation, given that this is a three-year plan, and we have accomplished a great deal in redefining our business. During 2008 and the first quarter of 2009, we focused on implementing strategic initiatives that we believe will have the most impact on the performance of our business, including streamlined operations, improved inventory management, improved product content and flow, and innovative marketing and customer contact programs, as outlined in our 2008 Annual Report on Form 10-K.

Results of Operations
          The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of earnings for the periods shown below:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales, buying and occupancy expenses	69.0%	59.5%
Selling, general and administrative expenses	36.2%	31.4%
Restructuring charges	2.1%	1.1%
Impairment of store assets	0.0%	0.2%
Operating (loss) income from continuing operations	-7.3%	7.8%
Interest expense, net	2.3%	1.3%
(Loss) Income before taxes	-9.6%	6.5%
Income tax (benefit) expense	-3.5%	2.0%
Net (loss) income from continuing operations	-6.1%	4.5%
The Thirteen Weeks Ended May 2, 2009 Compared to the Thirteen Weeks Ended May 3, 2008 (First Quarter)
Continuing Operations
Net Sales
          Net sales consist of retail store sales and direct marketing sales. Direct marketing sales include our catalog and Internet channels. The following table shows net retail store sales and net direct marketing sales for the thirteen weeks ended May 2, 2009 and May 3, 2008 (in millions).

	May 2,	May 3,
	2009	2008
Net retail store sales	$256.4	$345.1
Net direct marketing sales	49.8	69.7

Total net sales	$306.2	$414.8

          Net sales in the first quarter of 2009 were $306.2 million compared to $414.8 million in the first quarter of 2008, a decrease of $108.6 million, or 26.2%.
Retail Store Sales
          Retail store sales in the first quarter of 2009 decreased by $88.7 million, or 25.7%, compared to the first quarter of 2008. Reflected in retail store sales was an $84.1 million, or 26.9%, decline in comparable store sales for the period. We believe that our negative sales results were impacted by the continued effects from the economic crisis and the pressures on consumer spending as evidenced by the declines that we saw in customer traffic, number of transactions, and units per transaction. Additionally, we believe that our decline in sales was impacted by our consumers’ proclivity during the quarter to purchase merchandise that was marked-down or selling at a lower price point than our other merchandise. This trend translated to lower average unit retail values during the quarter. The weak customer demand, decline in customer traffic, and consumer spending behavior required us to be more promotional than planned which negatively affected our margins.
          As of May 2, 2009, we operated a total of 586 retail stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively. This represents a decrease of approximately 1% in gross and selling square footage from May 3, 2008 when we operated a total of 590 retail stores with gross and selling square footage of approximately 4.2 million square feet and 3.3 million square feet, respectively.

Direct Marketing Sales
          Direct marketing sales in the first quarter of 2009 decreased by $19.9 million, or 28.5%, compared to the first quarter of 2008. The decline in direct marketing sales was primarily due to the effects of the economic environment. Internet sales during the first quarter of 2009 represented 68% of the total direct marketing sales, compared to 55% during the first quarter of 2008. Our reinvigorated brand image continues to be aligned across all marketing components and channels. The percentage of our net sales derived from direct marketing decreased from 16.8% during the first quarter of 2008 to 16.3% during the first quarter of 2009.
Cost of Sales, Buying, and Occupancy Expenses
          Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 69.0% in the first quarter of 2009, from 59.5% in the first quarter of 2008. This increase can be attributed to a 420 basis point deterioration in pure product gross margin and a 410 basis point deterioration in occupancy costs. Pure product gross margin was negatively impacted by an increase in markdowns required to clear slow moving merchandise. Occupancy costs are primarily fixed costs, therefore the increase in costs as a percentage of net sales was almost entirely due to the 26.9% comparable store decrease in sales in the first quarter of 2009 compared to sales in the first quarter of 2008. Our cost of sales, buying, and occupancy expenses for the first quarter of 2009 were down $35.6 million, or 14%, from the first quarter of 2008 as we reduced our inventory levels in anticipation of the decline in sales.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses as a percentage of net sales increased to 36.2% in the first quarter of 2009, compared to 31.4% in the first quarter of 2008. This represents a 480 basis point increase in selling, general, and administrative expenses as a percentage of net sales over the prior year. We believe that we have made continued progress in executing our strategic initiatives, including reducing expenses and decreasing our overall Company cost structure as evidenced by a decline in expenses of $19.4 million, or 15%, from the prior year. However, our cost savings during the quarter were offset by negative leverage from the decline in sales in the quarter. Our savings during the first quarter of 2009 in comparison with the first quarter of 2008 were mainly due to reduced store direct expenses and savings realized from cost savings actions taken related to employee benefits.
Restructuring Charges
          We incurred $6.4 million of charges relating to our strategic business plan in the first quarter of 2009, and $4.6 million in the first quarter of 2008, and have included these costs as restructuring charges within our condensed consolidated statement of operations. The $6.4 million of charges in 2009 primarily relate to severance costs due to the corporate headcount reductions announced in June of 2009. The $4.6 million of charges in 2008 primarily relate to severance and consulting costs.
Impairment of Store Assets
          Impairment of stores assets was insignificant in the first quarter of 2009 compared to $0.9 in the first quarter of 2008. As part of our strategic initiatives, we are closely monitoring stores in our core concepts to identify stores that are underperforming and are closing stores when appropriate. When we determine that a store is to be closed or is underperforming, we reassess the expected future cash flows of the store which in some cases results in an impairment charge.
Net Interest Expense
          Net interest expense increased to $7.2 million in the first quarter of 2009 compared to $5.6 million in the first quarter of 2008. This increase was due to higher levels of borrowings and higher interest rates. The average level of debt outstanding, including short-term and long-term borrowings, was $513.8 million in the first quarter of 2009 compared to $510.7 million in the first quarter of 2008. The average interest rate on short-term and long-term borrowings during the first quarter of 2009 was 4.3% compared to 3.8% in the first quarter of 2008.
Income Tax (Benefit) Expense
          Income tax benefit for the first quarter of 2009 was $10.6 million, compared to income tax expense of $8.2 million for the first quarter of 2008. The effective tax rate was 36.0% and 30.7%, respectively for the first quarter of 2009 and 2008.

          A valuation allowance was established during the fourth quarter of 2008 for substantially all deferred tax assets based on all available evidence including the Company’s recent history of losses. Forming a conclusion that a valuation allowance is not needed when cumulative losses exist requires a sufficient amount of positive evidence to support recovery of the deferred tax assets. As a result of the Company’s evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses. Accordingly, the Company continues to provide for a full valuation allowance.
          During the first quarter of 2009, the Company allocated a tax benefit of approximately $10.6 million to continuing operations with a corresponding offset to other comprehensive loss. In accordance with SFAS No. 109 paragraph 140, items included in other comprehensive income which represent a source of income must be considered when determining the amount of tax benefit that results from, and should be allocated to, a loss from continuing operations. During the first quarter of 2009, the Company remeasured its pension obligation due to the Company’s decision to freeze all future benefits under its Pension Plans. The remeasurement resulted in the Company recording a gain in its other comprehensive loss and the tax provision on the other comprehensive loss was recognized.
DISCONTINUED OPERATIONS
          In January 2008, we announced our decision to discontinue our Talbots Kids, Mens, and UK businesses as a result of our comprehensive strategic review. As of the end of the third quarter of 2008, all Talbots Kids, Mens, & UK businesses ceased operations and all stores were closed. Their operating results for all periods presented have been classified as discontinued operations in our consolidated financial statements.
          On October 30, 2008, our Board of Directors approved a plan to sell the J. Jill business. On June 7, 2009, we entered into an Asset Purchase Agreement with Jill Acquisition, LLC (the “Purchaser”), pursuant to which the Purchaser will acquire and assume from the Company certain assets and liabilities relating to the J. Jill brand business of the Company. The Transaction currently is expected to close in the second fiscal quarter of 2009.
          Under the terms of the Purchase Agreement, the Purchaser will be required to satisfy liabilities and obligations that arise after the closing under assumed contracts, which include leases for approximately 204 J. Jill brand stores to be assigned to the Purchaser as part of the transaction and a sublease of approximately 63,943 square feet of space at our 126,869 square foot leased office facility in Quincy, MA used for the J. Jill brand business. Assuming consummation of the transaction, certain subsidiaries of the Company will remain contingently liable for obligations and liabilities transferred to the Purchaser as part of the transaction including those related to leases and other obligations transferred to and to be assumed and satisfied by the Purchaser, as to which obligations and liabilities the Company will rely on the Purchaser’s creditworthiness as a counterparty.
          Under the terms of our $200.0 million secured loan agreement with AEON, we are subject to certain mandatory prepayment obligations including payment of net sale proceeds after selling costs and amounts for other costs related to the J. Jill brand business.
          Operating results of the J. Jill business for all periods presented have been classified as discontinued operations in our consolidated financial statements. The assets and liabilities of the J. Jill business are stated at estimated fair value less estimated direct costs to sell and are classified in our condensed consolidated balance sheets as assets and liabilities held for sale for all periods presented.
Liquidity and Capital Resources
Current Liquidity Position
          We finance our working capital needs, operating costs, capital expenditures, funding for our strategic initiatives and restructurings, and debt and interest payment requirements through cash generated by operations, access to working capital and other credit facilities, and credit from our vendors under open account purchases. The substantial deterioration in the U.S. economy and decline in consumer discretionary spending had a significant impact on our sales, operating profits and cash flows in 2008. During the first quarter of 2009, we continued to incur net operating losses and our continuing operations are not generating positive cash flows. A continuation or further deterioration in global economic conditions will continue to have a negative impact on our business. We expect that the current conditions in the global economy will continue during 2009 and possibly beyond. We believe that our operating results depend on our ability to adjust to an extremely difficult economic environment, execute on our strategic initiatives and cost reduction programs, design and deliver merchandise that is accepted by our customers, and source our products on a competitive and cost efficient basis. As consumer confidence significantly impacts our operating results, we cannot assure that our initiatives will be achieved and whether we will be successful in achieving improved operating performance in 2009.

          During 2007, 2008, and the first quarter of 2009, we incurred significant net losses attributable to operations, some of which have been or are in the process of being discontinued. Included in our net losses are charges related to impairments of intangible and tangible assets and restructuring charges. The majority of our impairment charges relate to our J. Jill business. Our restructuring charges primarily relate to restructuring activities intended to reduce costs. During the first quarter of 2009 and 2008, our cash flows used in operating activities from our continuing operations were $13.8 million and $24.9 million, respectively. As of May 2, 2009, we had a working capital deficit of $28.9 million and a stockholders’ deficit of $184.9 million. In addition, as of May 2, 2009, we have substantial debt obligations coming due in the next twelve months. We believe that the economic recession had a significant impact on our business during 2008 and the first quarter of 2009.
          In response to our short-term liquidity needs, we took the following actions during 2008 and the first quarter of 2009 in an effort to improve our liquidity:
•	In July of 2008, we entered into a $50.0 million subordinated working capital term loan facility with AEON (U.S.A.) which matures in 2012 and is interest-only until maturity. As of May 2, 2009, we are fully borrowed on this facility.

•	In February of 2009, we obtained a $200.0 million term loan facility from AEON which was used to repay all of our outstanding indebtedness under our Acquisition Debt Agreement related to the 2006 J. Jill acquisition. The Acquisition Debt Agreement required quarterly principal payments of $20.0 million. The new $200.0 million loan from AEON is interest-only until maturity. The term loan facility matures on August 31, 2009, and provides for an option to extend the maturity for additional six month periods, up to the third anniversary of the loan closing date, which is February 27, 2012. There are no financial covenants associated with this debt.

•	During the fourth quarter of 2008 and the first quarter of 2009, we converted all of our working capital lines, amounting to $165.0 million in the aggregate, to committed lines with maturities in December 2009. We, with AEON, plan to engage in discussions with our lenders during 2009 to extend the commitment expiration dates of these facilities, although there can be no assurance that this will be achieved.

•	In February of 2009, AEON guaranteed our outstanding debt under our existing working capital facilities totaling $165.0 million and under our revolving credit facilities and term loan facilities totaling $100.0 million. In April of 2009, AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 13, 2012 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty. In April of 2009, AEON also confirmed its support for our working capital improvements initiatives for our merchandise payables management and that it will use commercially reasonable effort to provide us with financial support through loan or guarantee up to $25.0 million only if, and to the extent that, we may possibly fall short in achieving our targeted cash flow improvement for fall 2009 merchandise payables.

•	In April of 2009, we entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to the lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes. As of May 2, 2009, we had not borrowed any funds under this facility.

•	We have eliminated all financial covenant ratios from our debt agreements.
          We are also actively in discussions regarding the securitization of our Talbots charge card portfolio and we are exploring the availability and feasibility of collateralization of certain of our other assets as potential replacement financing to our $150.0 million secured revolving loan facility with AEON. While we currently believe that we will be able to obtain a securitization of our Talbots charge card portfolio, there can be no assurance that these efforts will be successful. If economic conditions persist or further deteriorate, it may also make these or other sources of liquidity more expensive or available only on terms that we may not find acceptable.
          In addition to the short-term liquidity actions described above, we have formulated additional responses to address current economic conditions and operating performance. As part of our continuing strategic initiatives, we took the following actions in 2008 and to date in 2009:
•	During the third quarter of 2008 we completed the closing of our Kids, Mens, and U.K. business concepts. These business concepts were not considered strategic to ongoing operations.

•	During the third quarter of 2008 the Board of Directors approved a plan to sell the J. Jill business as the business was not considered strategic to ongoing operations, and in June of 2009 the Company announced that it had entered into an Asset Purchase Agreement to sell certain assets and liabilities of the J. Jill business, as discussed further below.

•	In June of 2008 we reduced our corporate headcount by approximately 9% across multiple locations at all levels.

•	In February of 2009 we further reduced our corporate headcount by approximately 17%.

•	We have reduced the planned hours worked in our stores for 2009.

•	During 2008 and 2009, we took the following actions in an effort to seek to improve our gross margins: changed our promotional cadence to monthly markdowns rather than our historical four clearance sales events per year, held a leaner inventory position, concentrated on better product flow and content, and adopted a new price optimization tool. We have decreased our planned inventory commitments for 2009.

•	During 2008 we eliminated advertising in television and national print, contributing to $14.8 million less in spending from 2007. We currently do not plan to resume advertising in television and national print in 2009.

•	For 2009, we plan to decrease catalog circulation to approximately 34 million catalogs, down from approximately 55 million in 2008.

•	In 2008, our gross capital expenditures (excluding construction allowances received from landlords) were $44.7 million, which was down from 2007 by $12.9 million. For 2009, we plan to further reduce our capital expenditures by approximately 40%. We currently expect to spend approximately $27.0 million in gross capital expenditures in 2009.

•	We have eliminated our matching contributions to our 401(k) plan for 2009.

•	We have increased employee health care contributions in 2009.

•	We have eliminated merit increases for 2009.

•	We have frozen our defined benefit pension plans effective May 1, 2009.

•	In February of 2009 our Board approved the indefinite suspension of our quarterly dividend.

•	Subsequent to the end of the first quarter, in June of 2009, the Company announced its plan to further reduce its corporate headcount by approximately 20%, including the elimination of open positions.
     Under our 2009 financial plan we have forecasted substantial cost savings from many of these initiatives which are based on a number of significant assumptions and which if achieved would improve our cash flow. Assuming that we are successful in executing these strategic and realignment initiatives, there can be no assurance that our assumptions or expectations will prove to be accurate or that the results achieved will be sufficient to negate the impact of the current poor economic conditions or of our operating results.
     In addition, in April of 2009 we announced that we are in preliminary discussions with Li & Fung, a global sourcing and trading consumer product firm based in Hong Kong, to mutually explore a potential outsourcing relationship. While we cannot assure that an agreement will be entered into, we currently believe that a partnership with Li & Fung could potentially create significant benefits by simplifying our sourcing processes, reducing operating expenses, potentially further reducing our cost of goods sold by leveraging Li & Fung’s extensive and diverse network of vendors, and potentially continuing our account payable management by extending payment terms with certain vendors and working with other vendors to maintain extended payment terms.
     Because economic conditions and discretionary consumer spending have not improved in the near term, we expect to continue to consider further realignment and rationalization initiatives and actions to further reduce and adjust our costs relative to our sales and operating results. We also currently plan to close approximately 16 underperforming Talbots stores in 2009, some of which relate to store leases that expire during 2009 and some of which are pursuant to existing early termination right provisions. We also continue to review store performance and expect to continue to close underperforming stores. While we endeavor to negotiate the amount of remaining lease obligations on store closings, there is no assurance we will reach acceptable negotiated lease settlements, particularly in the current economic environment. As a result, costs to close underperforming stores can be expected to be significant and may vary materially from forecasts. Our 2009 financial plan also includes projected store lease expense reductions through discussions and negotiations with our landlords, although there can be no assurance that these efforts will be successful.
          We have the following payments due in the near term under our revolving credit facilities and term loans, unless extended:
•	$28.0 million in December 2009

•	$34.0 million in January 2010, and

•	$18.0 million in April 2010.
          We also have third party working capital facilities, totaling $165.0 million, with commitment expiration dates in December 2009, unless extended. Together with AEON, we plan to engage in discussions with our lenders during 2009 to extend the terms of each of the above credit facilities. Payment of all of the above indebtedness has been guaranteed to each lender by AEON.

          On June 1, 2009, we paid our remaining obligation of approximately $8.2 million on our term loan secured by our Tilton, NH facility.
          On June 7, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Jill Acquisition LLC (the “Purchaser”), pursuant to which the Purchaser will acquire and assume from the Company certain assets and liabilities relating to the J. Jill brand business of the Company (the “Transaction”) for a purchase price of $75.0 million, subject to certain adjustments as provided in the Purchase Agreement including an adjustment based on targeted closing date working capital. The Transaction is subject to customary closing conditions and is currently expected to close in the second fiscal quarter of 2009.
          In connection with the Transaction, the Company currently plans to close approximately 75 J. Jill brand stores which are not part of the proposed sale of the J. Jill business under the Purchase Agreement. In connection with the planned closing of the 75 J. Jill stores, the Company expects to record a pre-tax cash charge of approximately $0.8 million related to severance and related severance benefits. Total material cash expenditures to settle store lease liabilities will depend upon the outcome of negotiations with third parties. The Company will also record a liability related to the remaining contingent obligation on liabilities being assigned to the Purchaser as part of the Transaction, including those related to leases, assumed contracts and other obligations transferred as part of the Transaction, as well as for any remaining office lease liability, potential inventory liquidation costs related to the above store closings, and other costs and charges related to the J. Jill business.
          Based on our current assumptions and forecast for 2009, we believe that we have developed a fiscal 2009 financial plan that, if successfully executed, will provide sufficient liquidity to finance our anticipated working capital and other currently expected non-debt maturity cash needs for the next twelve months. While we expect to experience significant short term working capital shortfalls in 2009, we believe that our $150.0 million secured revolving loan facility entered into with AEON, together with our April 2009 financial support letters from AEON referred to above as well as achieving our targeted cost reduction and cash flow improvements for fiscal 2009, should address this shortfall. Due to the uncertainty in economic conditions, there can be no assurance that the current economic downturn and our sales trends and operating results may not continue longer than we expect or may not take longer to recover than we have planned or that we may not achieve such targeted cost savings and cash improvement goals, and as a result there can be no certainty our cash needs may not be greater than we anticipate or have planned for. Our ability to meet cash needs and to satisfy our operating and other non-operating costs will depend upon our future operating performance as well as general economic conditions. Additional matters that could impact our liquidity include any further deterioration in the global economy, lower than expected sales, unforeseen cash or operating requirements, and any inability to access any necessary additional financing.
          We will need financing or other liquidity sources to replace or refinance our existing working capital, revolving credit and term loan facilities which are due to expire at various dates in 2009 and 2010, unless further extended or refinanced by the existing lenders or by AEON pursuant to its refinancing support letter. We will also need to replace or refinance the AEON secured revolving loan facility which matures in 2010 as well as any other financing provided by Aeon under its refinancing support letter. Our ability to obtain additional financing depends upon many factors, including our financial projections and our prospects and creditworthiness, as well as external economic conditions and general liquidity in the credit markets. There can be no assurance that any of these refinancing efforts will be successful or if successful will be sufficient in the amounts or at the time needed.
Debt Facilities
          We currently have working capital line of credit facilities with four banks with maximum available short-term capacity of $165.0 million in the aggregate. These lines are committed through December of 2009. During the first quarter of 2009, our average level of borrowings outstanding on these lines was $153.6 million. In the fourth quarter of 2008, as a result of the Company’s borrowing and repayment patterns, the maturities on the lines are no longer short term in nature and accordingly have been shown gross on the statement of cash flows for the first quarter of 2009. Since November of 2008, we have been fully drawn on our availability under our working capital lines. A portion of our working capital lines is at times not available for borrowing as it is allocated to letters of credit for merchandise and other vendors. We expect that we will continue to be fully drawn on these working capital line of credit facilities through all of fiscal 2009. Interest on the line of credit facilities is at a variable rate based on the lenders’ cost of funds plus an amount not lower than 0.625% and not higher than 1.3%. As of May 2, 2009, the weighted average interest rate on these working capital borrowings outstanding was 2.4%. During fiscal 2009, we will pay interest on our working capital borrowings as it comes due, generally in interest periods that range from one to three months. In February of 2009 AEON guaranteed each of these working capital facilities.

          In April of 2009 we entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to the lender. Amounts may be borrowed, repaid, and reborrowed under the facility and may be used for working capital and other general corporate purposes. Interest on outstanding borrowings is at a variable rate at one month LIBOR plus 6.0% payable monthly in arrears. The facility contains an upfront fee of 1.0% of the commitment prior to borrowing. The facility is secured by our Talbots charge card accounts receivable, our Hingham, Massachusetts owned corporate headquarters, and our Lakeville, Massachusetts owned distribution facility. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear expected, and will ensure that at least $135.0 million of Talbots charge card receivables are owed to us and that at least 90% of such Talbots charge card receivables are eligible receivables as defined in the agreement, arise in the ordinary course of business, and are owed free and clear of all liens, except permitted liens, measured as of the last day of any calendar month. As of May 2, 2009, we had not borrowed any funds under this facility.
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
          In July of 2008 we entered into a $50.0 million unsecured subordinated working capital term loan debt facility with our majority shareholder, AEON (U.S.A.). We borrowed $20.0 million on this facility in January of 2009 and we borrowed the remaining $30.0 million in February of 2009. These borrowings were utilized for working capital needs. We do not expect to repay any amounts on this facility during 2009. The debt facility matures in January of 2012. Interest on outstanding principal under the facility is at a variable rate equal to three-month LIBOR plus 5.0%. As of May 2, 2009, the interest rate on this facility was 6.2%. During 2009, we will pay interest on the $50.0 million as it comes due, which will be in quarterly increments. In March of 2009, the agreement was amended to remove the financial ratio covenants. We expect to be fully borrowed on this facility in 2009.
          We have revolving credit facilities with two banks with outstanding borrowings of $52.0 million in the aggregate. Of the $52.0 million, $34.0 million is due in January 2010, and $18.0 million is due in April 2010. Interest on the revolving credit facilities are at variable rates of LIBOR plus .625% for two $18.0 million loans and Fed Funds plus 0.75% for a $16.0 million loan, and are set at the Company’s option, for periods of one, three, or six months payable in arrears. In April of 2009 AEON guaranteed each of these revolving credit facilities. We expect to engage in discussions with our lenders during 2009 to extend the maturity dates of these facilities, although there can be no assurance that this will be achieved.
          We have $48.0 million in term loans outstanding with two banks: a $28.0 million loan which matures in December 2009 and a $20.0 million loan which matures in April 2012. Interest on the $28.0 million loan is payable monthly and the borrowing rate is set monthly at a rate determined by the lender to be its effective cost of funds plus 1%. At May 2, 2009 the borrowing rate was 1.5%. Interest on the $20.0 million term loan is due every six months and was fixed at 5.8% through April 2008, and is fixed at 5.9% for the remaining interest periods through April 2012.
          As part of the J. Jill acquisition, we assumed a real estate loan (the “Tilton Facility Loan”). Payments of principal and interest on the Tilton Facility Loan were due monthly with a balloon payment of $8.2 million that was originally due on April 1, 2009. In April of 2009, we extended the maturity date of the loan to June 1, 2009. The interest rate on the Tilton Facility Loan was fixed at 7.3% per annum. The Tilton Facility Loan was paid in full on June 1, 2009.
          All of our merchandise is manufactured to our specifications by third-party suppliers and intermediary vendors, most of whom are located outside the United States. Historically, a significant portion of our merchandise purchases had been pursuant to and secured by letter of credit arrangements in favor of our foreign suppliers and vendors and their credit sources. Beginning more than a year ago we moved substantially all of our merchandise vendors to open account purchase terms with payments approximately 45 days after shipment. In order to more effectively manage our accounts payable and cash positions due to our sales trends and cash needs, during the second half of 2008 and into 2009 we extended many of our accounts payable terms to approximately 60 days. This has improved our cash position and accounts payable management and we currently intend to continue to closely monitor and manage our accounts payable and cash management going forward, but this has increased pressure from vendors for payment in accordance with terms. While these extended payment terms have not to date resulted in material interruption in merchandise supply, there can be no assurance that one or more of our vendors may not slow or cease shipments or require or condition their sale or shipment of merchandise on more stringent payment terms.
Cash Flows
          We finance our working capital needs, operating costs, capital expenditures, funding for our strategic initiatives and restructurings, and debt and interest payment requirements through cash generated by operations, access to working capital and other credit facilities, and credit from our vendors under open account purchases. The substantial deterioration in the U.S. economy and decline in consumer discretionary spending had a significant impact on our sales, operating profits and cash flows during 2008 and the first quarter of 2009.
          The following is a summary of our cash flows from continuing operations (in thousands) for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	May 2,	May 3,
	2009	2008
Net cash used in operating activities	$(13,753)	$(24,937)
Net cash used in investing activities	(7,876)	(6,406)
Net cash provided by financing activities	37,467	71,185
Cash (used in) operating activities
          Our primary source of operating cash flows is the sale of merchandise to customers, while the primary use of cash in operations is to fund the purchase of our merchandise inventories. Cash used in operating activities was $13.8 million during the first quarter of 2009 compared to cash used in operating activities of $24.9 million during the first quarter of 2008, a decrease in cash usage of $11.1 million. This decrease in cash used in operating activities was primarily due to changes in accounts payable levels. In the first quarter of 2008, our accounts payable levels declined by approximately $72.3 million from our year-end levels. In the first quarter of 2009, our accounts payable levels increased by approximately $14.9 million. This change in accounts payable levels was driven by our continued management of our accounts payable via extension of timing of payments to our vendors. Also, in the first quarter of 2008, we borrowed $98.6 million under our $165.0 million working capital facilities that allowed us to bring down our payable levels. In the first quarter of 2009, we borrowed $8.0 million under our $165.0 million working capital lines, and we borrowed $30.0 million under our AEON (U.S.A.) $50.0 million facility, which served to partially fund our losses and did not allow for declines in accounts payable levels. In the first quarter of 2009, we did not borrow on our AEON $150.0 million facility, although we did have the capacity to do so. Partially offsetting the improvement in operating cash flows that was driven by accounts payable levels was our loss from continuing operations of $18.8 million during the first quarter of 2009 which compared to income from continuing operations for the first quarter of 2008 of $18.5 million. Our continued weak sales performance during the first quarter of 2009 led to our substantial first quarter loss.
Cash used in investing activities
          Cash flows used in investing activities is primarily used for purchases of property and equipment. Cash used in investing activities was $7.9 million in the first quarter of 2009 compared to $6.4 million in the first quarter of 2008, an increase of $1.5 million. During the first quarter of 2008 we received proceeds of $2.5 million from the disposal of property and equipment. On a gross basis, cash used for purchases of property and equipment during the first quarter of 2009 was $7.9 million compared to cash used of $9.0 million during the first quarter of 2008. This $1.1 million decline in expenditures was a result of our planned decline in spending on new store openings, store renovations, and information technology due to the uncertain economic environment of late 2008 continuing into the first quarter of 2009. In the first quarter of 2009, we opened one new Talbots brand store, and closed two others. In an effort to further improve liquidity, we have decided to further reduce our capital spending in 2009. We expect to spend approximately $22.5 million in net capital expenditures in fiscal 2009 primarily to support the expected rollout of our new 12 upscale outlet stores which commenced opening in May of 2009, a platform refresh of our e-commerce site, and renovation and refurbishment of certain of our existing store bases. This would reflect a decrease of 46% in net capital expenditures from fiscal year 2008 expenditures.

Cash provided by financing activities
          Cash provided by financing activities was $37.5 million during the first quarter of 2009 compared to cash provided by financing activities of $71.2 million during the first quarter of 2008, a decrease of $33.7 million. Our primary source of funds during the first quarter of 2008 was proceeds from our short-term working capital facilities. During the first quarter of 2008, we borrowed $98.6 million under our $165.0 million working capital facilities. During the first quarter of 2009, we borrowed $8.0 million under our $165.0 working capital facilities and we borrowed $30.0 million under our AEON (U.S.A.) $50.0 million facility. These borrowings partially funded our losses. Also during the first quarter of 2009, we paid down the remaining balance of approximately $200.0 million on our Acquisition Debt which was fully offset with proceeds received from the $200.0 million term loan facility from AEON. In February of 2009 our Board of Directors approved the suspension of our quarterly dividend payment. In the first quarter of 2008 we paid $7.2 million in dividends. The dividends were paid at a rate of $0.13 per share.
Critical Accounting Policies
          In the Company’s 2008 Annual Report on Form 10-K, we identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation. We have reviewed our policies and determined that these remain critical accounting policies for the quarter ended May 2, 2009.
Contractual Obligations
          For a discussion of our contractual obligations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K. There were no material changes to our contractual obligations during the first quarter of 2009.
Recently Adopted Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company has adopted SFAS No. 157 and all of its provisions as of May 2, 2009. See Note 18, Fair Value Measurements, of our 2008 Annual Report on Form 10-K for further discussion.
          In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not impact the loss per share calculations for the quarter ended May 2, 2009. Certain of the Company’s unvested stock awards have dividend participation rights and may impact our basic earnings per share calculations in periods that the Company reports earnings, which is not expected to have a material impact.
Recently Issued Accounting Pronouncements
          In December 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132 (Revised 2003) Employers’ Disclosures about Pension and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88, and 106 (“SFAS No. 132 (R)”). FSP FAS No. 132 (R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating the impact, if any, FSP FAS No. 132 (R)-1 will on the Company’s consolidated financial statements.

          In April 2009, the FASB issued three staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of debt securities. The first staff position, FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for determining fair value measurements consistently with the principles presented in SFAS No. 157 when the volume and level of activity for the asset or liability has significantly decreased, and provides guidance on identifying circumstances that indicate that a transaction is not orderly. The second staff position, FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the frequency of fair value disclosures for publicly traded entities about the fair value of certain financial instruments not recognized at fair value in the statement of financial position to include interim reporting periods. The third staff position, FSP No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities, and modifies the presentation and disclosure requirements for all other-than-temporary impairments. The staff positions are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted of all three staff positions together. We did not early adopt these FSPs. We do not anticipate that the adoption of these staff positions will have a material effect on our financial position or results of operations, though our assessment is ongoing.

Forward-looking Information
          This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future financial performance results or conditions, future access to credit facilities, future merchandise purchases, future cash flow and cash needs, and other future financial performance or financial position constitutes forward-looking information. Our forward looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, assumptions and projections concerning our internal plan, including assumptions and projections concerning our regular-price and markdown selling, operating cash flows, liquidity, and funds available under our credit facilities for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks:
•	the material impact on our business, continuing operations and financial results of the significant deterioration in the U.S. economic environment, including continued substantial negative impact on consumer discretionary spending and consumer confidence, substantial loss of household wealth and savings, the disruption and significant tightening in the U.S. credit and lending markets, the expectations of deepening and long-term recessionary pressures, significantly increasing unemployment levels, and fluctuations in the value of the U.S. dollar, all of which continue to exert significant pressure on our business, continuing operations, liquidity and results of operations and which, if such macro-economic conditions continue or worsen, can be expected to continue to have an increasing impact on our business, continuing operations, liquidity, and results of operations;

•	our ability to access on satisfactory terms or at all adequate additional financing and sources of liquidity necessary to fund our business and continuing operations and to obtain further increases in our credit facilities as may be needed from time to time;

•	satisfaction of all conditions to funding under our new secured credit facility;

•	our ability to generate sufficient liquidity whether through additional debt financing or other liquidity generating transactions to meet our near term and longer term cash needs;

•	consummation of any asset securitization, asset collateralization or other similar financing transaction or transactions;

•	consummation of any sourcing transaction;

•	ability to obtain extensions of commitment expiration dates and maturity dates of our existing credit facilities;

•	satisfaction of all borrowing conditions under our credit facilities including accuracy of all representations and warranties, no events of default, absence of material adverse effect or change, and all other borrowing conditions;

•	ability to successfully execute, fund, and achieve the benefits from our strategic initiatives including supply chain initiatives, anticipated lower inventory levels, expected operating expense and other cost reductions, the success of the new promotional cadence for the Talbots brand, reduced markdown exposure and improved gross margins;

•	future store closings and success of and necessary funding for closing underperforming stores;

•	ability to reduce spending as needed;

•	ability to achieve our 2009 financial plan for operating results, working capital and cash flows;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	risk of ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any disruption in our supply of merchandise;

•	our decision concerning, and the risks and uncertainties associated with, the decision to pursue a sale or disposition of the J. Jill brand business, including the timing and consummation;

•	the risk that estimated or anticipated costs, charges and liabilities to settle and complete the exit from and disposal of the J. Jill brand business, including both retained obligations and contingent risk for assigned obligations, may differ from or be greater than anticipated;

•	ability to accurately estimate and forecast future regular-price and markdown selling, operating cash flows and other future financial results and financial position;

•	the success and customer acceptance of our new merchandise offerings including our spring, summer and other seasonal fashions and merchandise offerings;

•	risk of impairment of goodwill and other intangible and long-lived assets;

•	the risk of continued compliance with NYSE continued listing conditions, including thirty day average $1 trading price and $75 million market capitalization and stockholders’ equity, and other continued listing conditions; and

•	the impact of the deterioration in investment return and net asset values in the capital markets and the impact on increased expense and funding for pension and other postretirement obligations.
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
          As of May 2, 2009, we had outstanding variable rate borrowings of $200.0 million under our $200.0 million term loan facility with AEON, $52.0 million under our revolving credit facilities, $48.0 million under term loans with other third party lenders, $50 million under a term loan from AEON (U.S.A.), and $156.5 million under our $165.0 million working capital facilities. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional interest expense charge of $0.5 million for the quarter ended May 2, 2009.
          We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 21 stores in Canada as of May 2, 2009. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
          We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended is recorded, processed, summarized, and reported within the time periods specified in the SEC’s Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
          In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 2, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of May 2, 2009 because of the existence of the material weakness identified during the Company’s assessment of internal control over financial reporting as of January 31, 2009 and reported in our fiscal 2008 Annual Report on Form 10-K.
We plan to remediate this material weakness through the following actions:
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
          Accordingly, this material weakness is not remediated as of May 2, 2009. No material weakness will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.
Changes in Internal Control over Financial Reporting
          Our Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in our internal control over financial reporting during the quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A, Risk Factors in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial position, or future results. The risks described in our 2008 Annual Report on Form 10-K are not intended to be exhaustive and are not the only risks facing the Company. There have been no material changes to Part I, Item 1A, Risk Factors in our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          A summary of our repurchase activity under certain equity programs for the thirteen weeks ended May 2, 2009 is set forth below:

			Approximate Dollar
			Value of Shares that
	Total Number	Average Price	may yet be Purchased
	of Shares	Paid per	under the Equity
Period	Purchased (1)	Share	Award Programs (2)
February 1, 2009 through February 28, 2009	73,775	$0.01	$18,683
March 1, 2009 through April 4, 2009	123,099	0.39	16,733
April 5, 2009 through May 2, 2009	157,766	1.65	16,220

Total	354,640	$0.87	$16,220

1.	We repurchased 236,025 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share. In addition to these shares, we also repurchased 4,000 shares from a certain employee who voluntarily forfeited a stock award, at an acquisition price of $0.01 per share.

We also repurchased 114,615 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $2.67 per share.

2.	As of May 2, 2009, there were 1,622,014 shares of nonvested stock that were subject to buyback at $0.01 per share, or $16,220 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.

Item 6. Exhibits.
10.1	Commitment Letter and Summary of Proposed $200,000,000 Loan Facility Agreement between The Talbots, Inc. (as Borrower) and AEON Co., Ltd. (as Lender), dated February 5, 2009.(1)

10.2	Term Loan Facility Agreement between The Talbots, Inc. and AEON Co., Ltd., dated as of February 25, 2009.(2)

10.3	Revolving Credit Agreement, dated as of February 26, 2009, between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd.(2)

10.4	Amendment, dated as of February 5, 2009, to Revolving Credit Agreement between The Talbots, Inc. and Sumitomo Mitsui Banking Corporation.(3)

10.5	First Amendment, dated as of March 12, 2009, to the Term Loan Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of July 16, 2008.(4)

10.6	Secured Revolving Credit Agreement dated as of April 10, 2009 between Talbots and Aeon Co., Ltd.(5)

10.7	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan.(6)

10.8	Director Compensation Arrangements, adopted September 25, 2008.(6)

10.9	Change in Control Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008 (filed to correct clerical error in previously filed agreement).(6)

10.10	Letter Agreement between The Talbots, Inc. and Michelle M. Mandell, dated April 10, 2009.(6)

10.11	Offer Letter between The Talbots, Inc. and Benedetta I. Casamento, dated March 6, 2009.(6)

10.12	Severance Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009.(6)

10.13	Change in Control Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009.(6)

10.14	Support Letters from Aeon Co., Ltd., dated April 9, 2009.(6)

10.15	Short Term Loan Agreement by and between The Talbots, Inc. and The Norinchukin Bank, dated as of April 17, 2009.(7)

10.16	Amendments to Compensation Arrangement of Richard T. O’Connell, Jr. effective April 30, 2009.(8)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(9)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(9)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company.(9)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2009.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2009.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2009.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 16, 2009.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2009.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2009.

(9)	Filed with this Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 11, 2009

THE TALBOTS, INC.

By	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer
Chief Financial Officer and Treasurer