Form 10-Q
period 2009-08-01
TALBOTS INC
filed 2009-09-10
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
Registrant’s telephone number, including area code 781-749-7600
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 09, 2009

Common Stock, $0.01 par value	55,068,949

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
Amounts in thousands except per share data

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net Sales	$304,641	$395,209	$610,816	$809,983

Costs and Expenses
Cost of sales, buying and occupancy	220,239	278,501	431,395	525,213
Selling, general and administrative	94,880	124,885	205,703	255,126
Restructuring charges	2,875	4,063	9,271	8,643
Impairment of store assets	12	(590)	31	353

Operating (Loss) Income from Continuing Operations	(13,365)	(11,650)	(35,584)	20,648

Interest
Interest expense	7,245	4,852	14,600	10,541
Interest income	36	78	219	185

Interest Expense — net	7,209	4,774	14,381	10,356

(Loss) Income Before Taxes from Continuing Operations	(20,574)	(16,424)	(49,965)	10,292

Income Tax (Benefit) Expense	(93)	(4,473)	(10,666)	3,737

(Loss) Income from Continuing Operations	(20,481)	(11,951)	(39,299)	6,555

Loss from Discontinued Operations, net of taxes	(4,004)	(13,057)	(8,755)	(29,921)

Net Loss	$(24,485)	$(25,008)	$(48,054)	$(23,366)

Net (Loss) Income Per Share:

Basic (loss) income per share from continuing operations	$(0.38)	$(0.22)	$(0.73)	$0.12
Basic loss per share from discontinued operations	(0.07)	(0.25)	(0.16)	(0.56)

Basic loss per share	$(0.45)	$(0.47)	$(0.89)	$(0.44)

Diluted (loss) income per share from continuing operations	$(0.38)	$(0.22)	$(0.73)	$0.12
Diluted loss per share from discontinued operations	(0.07)	(0.25)	(0.16)	(0.56)

Diluted loss per share	$(0.45)	$(0.47)	$(0.89)	$(0.44)

Weighted Average Number of Shares of Common Stock Outstanding:

Basic	53,827	53,442	53,724	53,372

Diluted	53,827	53,442	53,724	53,656

Cash Dividends Paid Per Share	$—	$0.13	$—	$0.26

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AUGUST 1, 2009, JANUARY 31, 2009, AND AUGUST 2, 2008
Amounts in thousands except share data

	August 1,	January 31,	August 2,
	2009	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$113,471	$16,718	$18,865
Customer accounts receivable — net	162,780	169,406	199,533
Merchandise inventories	145,494	206,593	209,570
Deferred catalog costs	2,977	4,795	3,600
Due from affiliates	988	376	150
Deferred income taxes	—	—	32,859
Income tax refundable	—	26,646	—
Prepaid and other current assets	56,552	35,277	49,032
Assets held for sale — current	—	109,966	434,485

Total current assets	482,262	569,777	948,094
Property and equipment — net	250,907	277,363	297,649
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Other assets	11,378	12,756	27,531

Total Assets	$855,944	$971,293	$1,384,671

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$105,658	$122,034	$117,923
Accrued liabilities	166,078	148,356	136,918
Notes payable to banks	147,100	148,500	34,000
Current portion of long-term debt	80,000	70,377	116,705
Current portion of related party debt	8,506	—	—
Liabilities held for sale — current	—	94,190	78,388

Total current liabilities	507,342	583,457	483,934
Long-term debt less current portion	20,000	238,000	232,000
Related party debt less current portion	241,494	20,000	—
Deferred rent under lease commitments	135,951	115,282	115,960
Deferred income taxes	28,456	28,456	544
Other liabilities	129,358	164,195	139,268
Commitments
Stockholders’ (Deficit) Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 81,448,215 shares, 81,125,526 shares, and 80,886,892 shares issued, respectively, and 55,101,526 shares, 55,376,371 shares, and 55,348,605 shares outstanding, respectively	814	811	809
Additional paid-in capital	495,190	492,932	490,434
Retained (deficit) earnings	(67,332)	(19,278)	521,022
Accumulated other comprehensive loss	(49,483)	(67,079)	(13,926)
Treasury stock, at cost; 26,346,689 shares, 25,749,155 shares, and 25,538,287 shares, respectively	(585,846)	(585,483)	(585,374)

Total stockholders’ (deficit) equity	(206,657)	(178,097)	412,965

Total Liabilities and Stockholders’ (Deficit) Equity	$855,944	$971,293	$1,384,671

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in thousands

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,054)	$(23,366)
Loss from discontinued operations, net of tax	(8,755)	(29,921)

Net (loss) income from continuing operations	(39,299)	6,555
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	37,958	42,239
Impairment of store assets	31	354
Amortization of debt issuance costs	1,585	152
Deferred rent	(1,824)	(502)
Compensation expense related to stock-based awards	2,156	3,867
Loss (gain) on disposal of property and equipment	71	(242)
Deferred income taxes	(10,749)	1,722
Tax expense from options exercised	—	74
Excess tax benefit from options exercised	—	(96)
Changes in assets and liabilities:
Customer accounts receivable	6,756	11,260
Merchandise inventories	61,481	48,806
Deferred catalog costs	1,818	2,649
Due from affiliates	(612)	2,890
Prepaid and other current assets	(14,024)	(16,098)
Income tax refundable	26,646	—
Accounts payable	(16,189)	(25,236)
Accrued liabilities	(9,851)	(28,438)
Other assets	3,593	7,142
Other liabilities	(8,265)	(3,430)

Net cash provided by operating activities	41,282	53,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(13,243)	(19,977)
Proceeds from disposal of property and equipment	—	2,549

Net cash used in investing activities	(13,243)	(17,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital notes payable, net	—	34,000
Proceeds from working capital notes payable	8,000	—
Payments on working capital notes payable	(9,400)
Proceeds from related party borrowings	230,000	—
Payments on long-term borrowings	(208,351)	(40,248)
Payment of debt issuance costs	(1,720)	(750)
Purchase of treasury stock	(363)	(1,396)
Proceeds from options exercised	—	872
Excess tax benefit from options exercised	—	96
Cash dividends	—	(14,366)

Net cash provided by (used in) financing activities	18,166	(21,792)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	694	(71)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(15,224)	(11,161)
Investing activities	63,827	(12,650)
Effect of exchange rate changes on cash	32	(8)

	48,635	(23,819)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,534	(9,442)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,551	24,280
DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	1,141	3,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,226	$18,181

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     With respect to the unaudited condensed consolidated financial statements set forth herein, all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All material intercompany accounts and transactions have been eliminated in consolidation. Subsequent events have been evaluated through September 10, 2009, the date of issuance of the Company’s condensed consolidated financial statements — See Note 14.
2. MANAGEMENT’S PLAN AND RECENT EVENTS
     During 2008 and 2007, the Company incurred significant net losses, primarily attributable to impairment charges associated with its J. Jill brand intangible assets in addition to operating losses in both its J. Jill and Talbots brands. During 2008, the Company launched a comprehensive review of its entire business to develop a long-range strategy to strengthen the Company and to improve its operating performance. The Company’s primary objective was to reinvigorate its core Talbots brand and to streamline its operations. As a result, the Company made the decision to exit its Talbots Kids, Mens and U.K. operations and, on July 2, 2009, it sold certain assets of its J. Jill business. Beginning with the third quarter of 2008, the results of these businesses were reported as discontinued operations. These strategic initiatives have resulted in significant restructuring and impairment charges in 2008 and in the first half of 2009. The Company’s restructuring charges primarily relate to activities intended to reduce costs.
     As of August 1, 2009, the Company had a working capital deficit of $25.1 million and a stockholders’ deficit of $206.7 million. In addition, as of August 1, 2009, the Company has substantial debt obligations coming due in the next nine months.
     The Company believes that the economic recession had a significant impact on its business during 2008 and the first half of 2009 and anticipates that macroeconomic pressures could continue to impact consumer spending throughout the remainder of 2009. In response, and with its focus now on its Talbots brand, in late 2008, the Company began to implement a series of key initiatives designed to streamline its organization, reduce its cost structure and optimize its gross margin performance through strong inventory management and improved initial mark-ups resulting from changes to its supply chain practices. The Company also undertook several financing actions in 2008 and in the first half of 2009 to improve the Company’s liquidity. These actions consisted of the following:
•	In July 2008, the Company entered into a $50.0 million unsecured subordinated working capital term loan facility with AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), the Company’s majority shareholder and a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”). The facility matures in 2012 and requires interest-only payments until maturity. The Company is fully borrowed under this facility.

•	During the fourth quarter of 2008 and the first quarter of 2009, the Company converted all of its working capital lines of credit, amounting to $165.0 million in the aggregate, to committed lines with maturities in December 2009.

•	In February 2009, the Company entered into a $200.0 million term loan facility agreement with AEON which was used to repay all outstanding indebtedness under its acquisition debt agreement related to its 2006 acquisition of J. Jill. The acquisition debt agreement had required quarterly principal payments of $20.0 million. The $200.0 million term loan from AEON is an interest-only loan and is renewable at the Company’s option every six months until the maturity date. The Company has exercised its option to extend this loan to February 2010. This loan contains no financial covenants and subject to the Company exercising each of its extension options, will mature in February 2012.

•	In February 2009, AEON guaranteed the Company’s outstanding debt under its existing working capital lines of credit totaling $165.0 million, its existing revolving credit facilities totaling $52.0 million, and its existing $48.0 million term loan facilities. In April 2009, AEON also agreed (i) that it would continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 13, 2012 and (ii) if the lenders failed to agree to refinance that debt on or before the existing maturity dates, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to the Company, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any deficiency in the Company’s financial resources caused by any such failure to refinance or extend maturities. In April 2009, AEON also confirmed its support for the Company’s working capital improvement initiatives for the Company’s merchandise payables management and confirmed that it will use commercially reasonable efforts to provide the Company with financial support through loans or guarantees up to $25.0 million only if, and to the extent that, it may possibly fall short in achieving its targeted cash flow improvement for fall 2009 merchandise payables.

•	In April 2009 the Company entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate amount equivalent to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to AEON. Amounts may be borrowed, repaid, and re-borrowed under the facility and may be used for working capital and other general corporate purposes. The Company has not borrowed any funds under this facility.

•	The Company has eliminated all financial covenants from its debt agreements.
     The Company has significant debt obligations coming due in the next nine months, and the Company’s revolving loan facility with AEON expires in April 2010. Accordingly, management and AEON continue to be actively engaged in discussions concerning the Company’s liquidity issues and needs, and continue to actively review financing options for the Company. At this time there have been no commitments for alternative financing for the Company, and there can be no assurance that this will be achieved. Management also plans to discuss potential extension of the Company’s revolving loan facility with AEON, although the Company can provide no assurance that any such extension will be provided.
     In addition to the short-term liquidity actions described above, management has taken the following actions to address current economic conditions and operating performance:
•	In 2008, the Company completed the closing of its Kids, Mens, and U.K. businesses.

•	In October 2008, the Board of Directors approved a plan to sell the J. Jill business. The Company completed the sale of the J. Jill business in July 2009, as discussed further below.

•	The Company initiated a program to achieve a $150.0 million expense reduction to be completed by the end of fiscal 2010, and has completed the following key components:
•	Reduction in the Company’s corporate headcount. In June 2008, management reduced corporate headcount by approximately 9% across multiple locations at all levels. In February 2009, and again in June 2009, management further reduced corporate headcount by approximately 17% and 20%, respectively.

•	Reduction in planned hours worked in its stores and call center for 2009.

•	Elimination of matching contributions to its 401(k) plan for 2009, increased employee health care contributions, the elimination of merit increases for 2009 and the freezing of its defined benefit pension plans.

•	Broad-based non-employee overhead actions resulting in cost savings, primarily in the areas of administration, marketing and store operations.

•	Reductions of approximately $20.0 million in marketing spend compared to 2008.
•	The Company also took the following actions intended to improve gross margins:
•	Changed the promotional cadence to monthly markdowns rather than its historical four clearance sales events per year.

•	Holding a leaner inventory position, concentrating on better product flow and content, and adopted a new price optimization tool.

•	Entered into a buying agency agreement in August 2009 with an affiliate of Li & Fung Limited, a Hong Kong-based global consumer goods exporter (“Li & Fung”), who will act as the exclusive global apparel sourcing agent for substantially all Talbots apparel. The exclusive agency does not cover certain other products (including swimwear, intimate apparel, sleepwear, footwear, fashion accessories, jewelry and handbags) as to which Li & Fung will act as Talbots non-exclusive buying agent at Talbots discretion. The Company believes this relationship with Li & Fung will allow Talbots to simplify and centralize its sourcing activities, which it anticipates will further reduce the cost of goods sold and internal operating expenses, and improve its time to market.

•	In 2009, the Company expects to further reduce gross capital expenditures (excluding construction allowances received from landlords) by approximately 50% from 2008 spend levels which were $44.7 million, representing a 22.4% reduction from 2007 levels.

•	The Company’s Board of Directors approved the indefinite suspension of the Company’s quarterly cash dividend in February 2009.
     On June 7, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Jill Acquisition LLC (the “Purchaser”), an affiliate of Golden Gate Capital, pursuant to which, the Purchaser agreed to acquire and assume from the Company certain assets and liabilities relating to the J. Jill business. On July 2, 2009, the Company completed the sale (the “Transaction”). For additional details regarding the Transaction see Note 4.
3. SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of the application of Statement of Financial Accounting Standards (“SFAS”, or “FAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company adopted FSP 157-2 effective February 1, 2009. See Note 11, Fair Value Measurements, for additional disclosures required under FSP 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements.
     In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. Including these shares in the Company’s earnings per share calculation during periods of net income may have the effect of reducing both its basic and diluted earnings per share amounts. However, in periods of net loss, no effect is given to the participating securities since they do not have an obligation to share in the losses of the Company. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP 03-6-1 also requires retroactive application to previously reported earnings per share amounts. The Company adopted FSP 03-6-1 effective February 1, 2009. The adoption of this standard did not impact the reported (loss) income per share for any of the periods included in this report.
     In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB-21”). FSP 107-1 and APB 28-1, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This standard also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in all interim financial statements. This standard is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 effective August 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The standard is based on the same principles as those that currently exist in the auditing standards. This standard is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS No. 165 effective August 1, 2009. See Notes 1 and 14 for the disclosures required by this standard.
Recently Issued Accounting Pronouncements
     In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88, and

106 (“SFAS No. 132 (R)”). FSP FAS No. 132 (R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company is in the process of evaluating the impact, if any, FSP FAS No. 132 (R)-1 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of such a transfer on its financial position, financial performance and cash flows, and provide information as to a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for the Company’s fiscal year beginning January 31, 2010. The Company is in the process of evaluating the impact, if any, SFAS No. 166 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). Upon adoption, the FASB Accounting Standards Codification (“ASC”) established by SFAS No. 168 will become the source of authoritative generally accepted accounting principles in the United States, and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. SFAS No. 168 is effective for interim and annual financial periods beginning after September 15, 2009. The Company is in the process of evaluating the impact, if any, SFAS No. 168 will have on its consolidated financial statements.
4. DISCONTINUED OPERATIONS
     In January 2008, the Company announced its decision to discontinue its Talbots Kids and Mens businesses. In April 2008, the Company announced its decision to discontinue its U.K. business. A strategic review had concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. As of the end of the third quarter of 2008, the Company’s Talbots Kids, Mens, and U.K. businesses ceased operations and all stores were closed. Their operating results have been classified as discontinued operations within the Company’s condensed consolidated statements of operations for all periods presented.
     On October 30, 2008, the Board of Directors approved a plan to sell the J. Jill business. On June 7, 2009, the Company entered into a Purchase Agreement with the Purchaser, pursuant to which the Purchaser agreed to acquire and assume from the Company certain assets and liabilities relating to the J. Jill business. On July 2, 2009, the Company completed the sale for a cash purchase price of $75.0 million less $8.1 million of adjustments based on estimated working capital at closing and other adjustments of $0.6 million as provided in the Purchase Agreement, resulting in cash received from the Purchaser of $66.3 million. This cash purchase price is subject to further post-closing adjustments, including final closing working capital, as provided in the Purchase Agreement. As part of the J. Jill assets sold to the Purchaser pursuant to the Purchase Agreement, the Purchaser also became entitled to $1.9 million of cash and cash equivalents, which were part of the transfer of the purchased assets, resulting in net cash proceeds of $64.4 million. The final working capital adjustment will likely be determined in the third quarter of 2009.
     Under the terms of the Purchase Agreement, the Purchaser is obligated for liabilities that may arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser as part of the Transaction and a sublease through December 2014 of approximately 63,943 square feet of space at the Company’s 126,869 square foot leased office facility in Quincy, MA used for the J. Jill offices. Certain subsidiaries of the Company remain contingently liable for obligations and liabilities transferred to the Purchaser as part of the Transaction including those related to leases and other obligations transferred to and assumed by the Purchaser, as to which obligations and liabilities the Company now relies on the Purchaser’s creditworthiness as a counterparty. If any material defaults were to occur which the Purchaser does not satisfy or fully indemnify us against, it could have a material negative impact on the Company’s results. The Company has accrued a guarantee liability for the estimated exposure related to these guarantees in the second quarter of 2009.
     Under the terms of the Company’s $200.0 million term loan agreement with AEON, the Company is subject to certain mandatory prepayment obligations including payment of net sale proceeds after selling costs and amounts for other costs to settle obligations and liabilities related to the sale and disposal of the J. Jill business. The final payment is subject to final working capital adjustments as well as the outcome of ongoing negotiations with landlords to settle J. Jill lease liabilities.

     During the second quarter of 2009, the Company recorded a $5.7 million loss on the sale and disposal of the J. Jill business. In connection with the sale and disposal of the J. Jill business, the Company has recognized estimated lease liabilities relating to lease terminations of the J. Jill stores that were not sold, and Quincy office space that is not being subleased or used. Lease termination costs are recorded at the time a store is closed or existing space is vacated. Total cash expenditures to settle lease liabilities cannot yet be finally determined and will depend on the outcome of ongoing negotiations with third parties. As a result, such costs may vary materially from current estimates and management’s assumptions and projections may change materially. While the Company will endeavor to negotiate the amount of remaining lease obligations, there is no assurance it will reach acceptable negotiated lease settlements.
     The calculation of estimated lease liabilities includes the discounted effects of future minimum lease payments from the date of closure to the end of the remaining lease term, net of estimated sub-lease income that could be reasonably obtained for the properties or through lease termination settlements. Total estimated lease termination liabilities as of August 1, 2009 relating to exit activities associated with discontinued operations, including Quincy office space not being subleased or used, J. Jill stores not sold, and closed Kids and Mens stores is $41.4 million. Of this liability, approximately $18.9 million is expected to be paid out within the next 12 months and is included in accrued liabilities.
     Operating results of the J. Jill business for all periods presented have been classified as discontinued operations in the Company’s condensed consolidated financial statements. The assets and liabilities of the J. Jill business are stated at estimated fair value less estimated costs to sell and are classified in the Company’s condensed consolidated balance sheets as current assets and current liabilities held for sale for all prior periods presented.
     The operating results of the J. Jill business and the results of Talbots Kids, Mens and U.K. businesses, which have been presented as discontinued operations, are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
		(in thousands)

Net sales	$74,809	$132,805	$178,296	$260,469

Income (loss) from discontinued operations before income taxes	1,724	(23,021)	(3,027)	(48,348)
Income tax benefit	—	(9,964)	—	(18,427)

Income (loss) from discontinued operations	1,724	(13,057)	(3,027)	(29,921)

Loss on disposal	(5,728)	—	(5,728)	—

Loss from Discontinued Operations	$(4,004)	$(13,057)	$(8,755)	$(29,921)

     Discontinued operations in the first half of 2009 do not reflect an income tax benefit, as the Company recorded a valuation allowance for substantially all of its deferred taxes and incurred losses in both continuing and discontinued operations. Income tax benefits allocated to discontinued operations in the first half of 2008 represent the incremental effect of tax benefits attributable to these operations.
     Presented below is a summarized balance sheet for the J. Jill assets and liabilities held for sale.

	August 1,	January 31,	August 2,
	2009	2009	2008
	(in thousands)
Merchandise inventories	$—	$50,250	$50,338
Other current assets	—	9,217	11,848
Property and equipment — net	—	15,899	154,916
Goodwill	—	—	77,977
Trademarks	—	30,200	63,500
Other intangible assets — net	—	4,400	75,906

Assets held for sale — current	$—	$109,966	$434,485

Accounts payable	$—	$30,262	$17,797
Accrued liabilities	—	26,890	26,981
Deferred rent under lease commitments	—	35,327	31,760
Other liabilities	—	1,711	1,850

Liabilities held for sale — current	$—	$94,190	$78,388

5. RESTRUCTURING CHARGES
     As part of the Company’s strategic plan to strengthen the business, the Company has moved forward with several initiatives, including reducing headcount and employee benefit costs, shuttering non-core businesses, and reducing office space among others, during 2008 and the first half of 2009. In February 2009, the Company reduced its corporate headcount by 17%, and in June 2009 the Company further reduced its corporate headcount by 20% including the elimination of open positions. The severance expense related to the June 2009 corporate headcount reduction was recorded during the first quarter of 2009.
     The Company incurred $2.9 million and $4.1 million of restructuring charges during the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively, and $9.3 million and $8.6 million of restructuring charges during the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.
     Below is a roll-forward of the restructuring liabilities, which are included within accrued liabilities in the Company’s condensed consolidated balance sheets as of August 1, 2009 and August 2, 2008:

	Corporate-Wide
	Strategic Initiatives
		Lease	Non-cash
	Severance	Related	Charges (Income)	Total
	(in thousands)
Balance at January 31, 2009	$10,882	$—	$—	$10,882

Charges (income)	7,335	2,748	(812)	9,271
Cash payments	(10,939)	(62)	—	(11,001)
Non-cash items	—	—	812	812

Balance at August 1, 2009	$7,278	$2,686	$—	$9,964

	Corporate-Wide
	Strategic Initiatives
			Non-cash
	Severance	Consulting	Charges (Income)	Total
	(in thousands)
Balance at February 2, 2008	$678	$1,532	$—	$2,210

Charges (income)	6,210	4,096	(1,663)	8,643
Cash payments	(2,417)	(5,221)	—	(7,638)
Non-cash items	—	—	1,663	1,663

Balance at August 2, 2008	$4,471	$407	$—	$4,878

     The non-cash items primarily consist of adjustments to stock-based compensation expense related to stock awards forfeited by terminated employees. Of the $10.0 million remaining balance of restructuring liabilities at August 1, 2009, $6.2 million is expected to be paid during 2009, $1.9 million is expected to be paid in 2010, and $1.9 million is expected to be paid in years 2011 through 2016.
6. INCOME TAXES
     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full year. Cumulative adjustments to the Company’s estimates are recorded in the interim period in which a change in the estimated annual effective rate is determined.
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
     During the first quarter of 2009, the Company allocated a tax benefit of approximately $10.6 million to continuing operations with a corresponding provision included within other comprehensive loss. In accordance with SFAS No. 109 paragraph 140, items included in other comprehensive income which represent a source of income must be considered when determining the amount of tax benefit that results from, and should be allocated to, a loss from continuing operations. During the first quarter of 2009, the Company remeasured its pension obligation due to the Company’s decision to freeze all future benefits under its Pension Plans. The remeasurement resulted in the Company recording a gain in its other comprehensive loss and the tax provision on the other comprehensive loss was recognized. During the second quarter of 2009, the tax benefit is primarily due to changes in positions related to uncertain income taxes.
7. COMPREHENSIVE LOSS
     The following is the Company’s comprehensive loss for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008:

	Thirteen Weeks Ended
	August 1,	August 2,
	2009	2008
	(in thousands)
Net loss	$(24,485)	$(25,008)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $0.0 million and $1.5 million, respectively	1,323	(1,287)
Change in pension and postretirement plan liabilities, net of tax expense of $0.0 million and $0.3 million, respectively	(31)	405

Comprehensive loss	$(23,193)	$(25,890)

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2009	2008
	(in thousands)
Net loss	$(48,054)	$(23,366)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $0.0 million and $1.5 million, respectively	1,473	(831)
Change in pension and postretirement plan liabilities, net of tax expense of $10.8 million and $0.3 million, respectively	16,124	380

Comprehensive loss	$(30,457)	$(23,817)

8. STOCK-BASED COMPENSATION
     The Company has two stock-based compensation plans where the Company’s common stock has been made available for stock option awards, nonvested stock awards, and restricted stock unit awards (“RSUs”). These plans are described in more detail in Note 7 of the Company’s 2008 Annual Report on Form 10-K.
     The condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 include the following stock-based compensation expense (income) related to stock option awards, nonvested stock awards, and RSUs:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
		(in thousands)
Cost of sales, buying and occupancy	$259	$312	$418	$48
Selling, general and administrative	1,277	3,065	2,550	5,482
Restructuring charges	(143)	249	(812)	(1,663)

Compensation expense related to stock-based awards	$1,393	$3,626	$2,156	$3,867

     Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeiture rates differ from those estimates. Due to greater than expected terminations that occurred during the first half of 2009 and 2008, the Company revised its forfeiture rate assumptions. During the thirteen weeks ended August 1, 2009 and August 2, 2008, the Company recognized $0.8 million and $0.0 million, respectively, as a reduction of compensation expense as a result of a change to the estimated forfeiture rates. During the twenty-six weeks ended August 1, 2009 and August 2, 2008, the Company recognized $2.1 million and $2.5 million, respectively, as a reduction of compensation expense as a result of a change to the estimated forfeiture rates.

     When the termination is a direct result of the Company’s strategic business plan, the benefit is recorded within restructuring charges in the Company’s condensed consolidated statements of operations. During the thirteen weeks ended August 1, 2009 and August 2, 2008, the Company recorded a net benefit of $0.1 million and $0.0 million, respectively, in restructuring charges to account for the revisions in estimated forfeiture rates relating to its restructuring activities. During the twenty-six weeks ended August 1, 2009 and August 2, 2008, the Company recorded a net benefit of $0.8 million and $1.7 million, respectively.
     Stock Options
     The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $1.57 and $2.76 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Twenty-Six Weeks Ended
	August 1,		August 2,
	2009		2008
Weighted average risk free interest rate	2.0%		2.6%
Weighted average expected life of option grants	4.8	years	4.8	years
Weighted average expected volatility of underlying stock	83.7%		45.9%
Weighted average expected dividend payment rate, as a percentage of the stock price on the date of grant	0.0%		5.2%
     A summary of stock option activity during the twenty-six weeks ended August 1, 2009 is presented below:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per share	(in years)	Value
				(in thousands)
Outstanding at January 31, 2009	9,410,953	$27.24
Granted	1,711,650	2.40
Exercised	—	—
Forfeited	(294,246)	14.17
Expired	(261,987)	12.62

Outstanding at August 1, 2009	10,566,370	$23.95	3.7	$4,503

Exercisable at August 1, 2009	8,262,071	$28.84	2.2	$—

     Nonvested Stock Awards and RSUs
     A summary of nonvested stock award and RSU activity for the twenty-six weeks ended August 1, 2009 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Nonvested at January 31, 2009	2,003,660	$16.28
Granted	344,689	2.62
Vested	(396,610)	19.53
Forfeited	(471,225)	16.18

Nonvested at August 1, 2009	1,480,514	$12.25

9. NET LOSS PER SHARE
     The weighted average shares used in computing basic and diluted net loss (income) per share are presented below. Options to purchase 10,566,370 shares of common stock were outstanding during the thirteen and twenty-six weeks ended August 1, 2009, and were not included in the computation of diluted net loss per share since the effect would have been antidilutive. Options to purchase 9,396,628 shares of common stock were outstanding during the thirteen weeks ended August 2, 2008 but were not included in the computation of diluted net loss per share since the effect would have been antidilutive. Options to purchase 9,081,328 shares of common stock were outstanding during the twenty-six weeks ended August 2, 2008 but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares, and the effect of including these securities would have been antidilutive.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
		(in thousands)
Shares for computation of basic net loss from continuing operations per share	53,827	53,442	53,724	53,372
Effect of stock compensation plans	—	—	—	284

Shares for computation of diluted net loss from continuing operations per share	53,827	53,442	53,724	53,656

10. DEBT
     A summary of outstanding debt is as follows:

	August 1,	January 31,	August 2
	2009	2009	2008
	(in thousands)
Acquisition Debt	$—	$200,000	$240,000
Revolving Credit Agreements	52,000	80,000	80,000
Term Loans	48,000	20,000	20,000
Related Party Debt	250,000	20,000	—
Working Capital Lines of Credit (Notes payable to banks)	147,100	148,500	34,000
Tilton Facility Loan	—	8,377	8,705

Total debt	497,100	476,877	382,705
Less current maturities	(235,606)	(218,877)	(150,705)

Long term-debt, less current portion	$261,494	$258,000	$232,000

     Acquisition Debt — In February 2006, the Company entered into a $400.0 million bridge loan agreement in connection with its acquisition of J. Jill. Pursuant to the Acquisition Debt agreement, the Company borrowed $400.0 million to be repaid no later than July 27, 2011. On July 27, 2006, the bridge loan was converted into a term loan (the “Acquisition Debt”). The Acquisition Debt was a senior unsecured obligation of the Company.

     In February 2009, the Company entered into a $200.0 million term loan facility agreement with AEON (“AEON Loan”). The funds received from the AEON Loan were used to repay all of the outstanding indebtedness under the Acquisition Debt agreement in February 2009.
     The AEON Loan is an interest-only loan until maturity without any scheduled principal payments prior to maturity. Interest on the AEON Loan is at a variable rate equal to LIBOR plus 6.00% (LIBOR is the six month London interbank offer rate expressed as a percentage rate per annum). As of August 1, 2009 the interest rate was 7.77%. Interest on the AEON Loan is payable semi-annually in arrears. No loan facility fee is payable as part of the AEON Loan. The AEON Loan matures on August 31, 2009, and provides the Company with the option to extend the maturity for additional six month periods, up to the third anniversary of the loan closing date, which is February 27, 2012. The Company has extended the maturity date of this loan to February 26, 2010 and intends to extend the maturity for at least the next 12 months; therefore the debt is classified as non-current on the condensed consolidated balance sheet. The AEON Loan is subject to mandatory prepayment as follows: (a) 50% of excess cash flow (as defined in the agreement), (b) 100% of net cash proceeds of a sale of J. Jill and 75% of net cash proceeds on any other asset sales or dispositions, and (c) 100% of net cash proceeds of any non-related party debt issuances and 50% of net cash proceeds of any equity issuances (subject to such exceptions as to debt or equity issuances as the lender may agree to). The AEON Loan may be voluntarily prepaid, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred upon not less than three business days’ prior written notice, at the option of the Company at any time. Upon any voluntary or mandatory prepayment, the Company will reimburse the lender for costs associated with early termination of any currency hedging arrangements related to the loan. Under the terms of the AEON Loan agreement, the Company may not incur, assume, guarantee or otherwise become or remain liable with respect to any indebtedness other than permitted indebtedness as defined in the agreement. Written consent of the lender in its discretion will be required prior to incurrence of indebtedness, liens, fundamental changes including mergers and consolidations, dispositions of property including sales of stock of subsidiaries, dividends and other restricted payments, investments, transactions with affiliates and other related parties, sale leaseback transactions, swap agreements, changes in fiscal periods, negative pledge clauses, and clauses restricting subsidiary distributions, all on terms set forth in the agreement. The Company is also limited in its ability to purchase or make commitments for capital expenditures in excess of amounts approved by AEON as lender. The AEON Loan contains no financial covenants.
     Revolving Credit Agreements — As of August 1, 2009, the Company had revolving credit agreements with two banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $52.0 million. Interest on the revolving credit facilities are at variable rates of LIBOR plus 0.625% for two $18.0 million loans and Fed Funds plus 0.75% for a $16.0 million loan, and are set at the Company’s option, for periods of one, three, or six months payable in arrears. As of August 1, 2009, the weighted average interest rate on the loans was 2.0%. Of the $52.0 million outstanding under the Revolving Credit Agreements as of August 1, 2009, $34.0 million is due in January 2010, and $18.0 million is due in April 2010. These loans may be extended upon approval from the banks.
     Term Loans — As of August 1, 2009, the Company had $48.0 million in term loans outstanding with two banks: a $28.0 million loan which matures in December 2009 and a $20.0 million loan which matures in April 2012. Interest on the $28.0 million loan is payable monthly and the borrowing rate is set monthly at a rate determined by the lender to be its effective cost of funds plus 1%. At August 1, 2009 the borrowing rate was 1.5%. Interest on the $20.0 million term loan is due every six months and is fixed at 5.9% for the remaining interest periods through April 2012.
     Related Party Term Loan with AEON (U.S.A.) — In July 2008, the Company entered into a $50.0 million unsecured subordinated working capital term loan credit facility with AEON (U.S.A.) (the “AEON Facility”). The AEON Facility will mature and AEON (U.S.A.)’s commitment to provide borrowings under the AEON Facility will expire on January 28, 2012. Under the terms of the AEON Facility, the financing is the unsecured general obligation of the Company and is subordinated to the Company’s other financial institution indebtedness existing as of the closing date. The AEON Facility is available for use by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Interest on outstanding principal under the AEON Facility is at a rate equal to three-month LIBOR plus 5.0% (5.6% at August 1, 2009). The Company was required to pay an upfront commitment fee of 1.5% (or $0.8 million) to AEON (U.S.A.) at the time of execution and closing of the loan credit facility agreement. The Company is required to pay a fee of 0.5% per annum on the undrawn portion of the commitment, payable quarterly in arrears. The AEON Facility had originally included covenants relating to the Company and its subsidiaries that were substantially the same in all material respects as under the Acquisition Debt. In March 2009, an amendment was executed between the Company and AEON (U.S.A.) to remove the financial covenants in their entirety from the facility. As of August 1, 2009, the Company had $50.0 million in borrowings outstanding under the AEON Facility.

     Working Capital Lines of Credit (Notes payable to banks) — The Company has $165.0 million of working capital lines of credit with four banks as of August 1, 2009 and August 2, 2008. The lines are committed through December 2009. Each borrowing bears interest for interest periods of six months or less as mutually established by the Company and the respective lenders, with such interest payable on the last day of each interest period or, in the event that the interest period exceeds three months, three months after the first day of the interest period. The interest rate is a rate determined by the respective lenders to be their effective cost of funds plus an amount not lower than 0.625% and not higher than 1.3%. Amounts may be borrowed under the above facilities from time to time, subject to satisfaction of all conditions to borrowing set forth in the respective agreements, including without limitation accuracy of all representations and warranties, the absence of any material adverse effect or change, no event of default, compliance with all covenants, and other customary borrowing conditions. At August 1, 2009 and August 2, 2008, the Company had $147.1 million and $34.0 million, respectively, outstanding under these facilities. In the first half of 2009, as a result of the Company’s borrowing and repayment patterns, the maturities on the lines are no longer short term in nature and accordingly have been shown gross on the statement of cash flows. The weighted average interest rate on outstanding loans was 2.0% at August 1, 2009.
     Secured Revolving Loan Facility with AEON — In April 2009, the Company entered into a $150.0 million secured revolving loan facility with AEON. Interest under this facility is one month LIBOR plus 6.0%. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate amount equivalent to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to AEON. Amounts may be borrowed, repaid, and re-borrowed under the facility and may be used for working capital and other general corporate purposes, including vendor payments. The facility is secured by the Company’s Talbots charge card receivables, its corporate facility in Hingham, MA and its Lakeville, MA distribution facility. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear expected, and will ensure that at least $135.0 million of Talbots charge card receivables are owed to the Company and that at least 90% of such Talbots charge card receivables are eligible receivables as defined in the agreement, and arise in the ordinary course of business, and are owed free and clear of all liens, except permitted liens, measured as of the last day of any calendar month. The Company will need to obtain AEON’s written consent as lender prior to, among other things, incurring indebtedness, fundamental changes (including mergers, consolidation, etc.), disposing of property (including sales of stocks of subsidiaries), payments or investments, undertaking transactions with affiliates and other related parties, consummating sale leaseback transactions, swap agreements, negative pledges, and clauses restricting subsidiary distributions and lines of business, all set forth in the agreement. The facility requires payment of an upfront fee of 1.0% of the commitment prior to borrowing. The facility also provides for prepayment and loan maturity in the event the Company was to consummate certain qualified transactions, such as securitization or sale of its Talbots charge card portfolio or certain asset collateralizations. This facility has no financial covenants. The Company has not borrowed any funds under this facility.
     AEON Guarantees — In February 2009, AEON guaranteed the Company’s outstanding debt under its existing working capital facilities totaling $165.0 million, and under its revolving credit and term loan facilities totaling $100.0 million. In April 2009, AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 13, 2012 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to the Company, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty. In April 2009, AEON also confirmed its support for the Company’s working capital improvement initiatives for the Company’s merchandise payables management and confirmed that it will use commercially reasonable efforts to provide the Company with financial support through loans or guarantees up to $25.0 million only if, and to the extent that, it may possibly fall short in achieving its targeted cash flow improvement for fall 2009 merchandise payables.
     Tilton Loan Facility — As part of the J. Jill acquisition in 2006, the Company assumed a real estate loan (the “Tilton Facility Loan”). The Tilton Facility Loan was collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire. Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, were due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on June 1, 2009. The interest rate on the Tilton Facility Loan was fixed at 7.3% per annum. The loan balance of approximately $8.2 million was paid in full on June 1, 2009.
     Letters of Credit —The Company’s letter of credit agreements of $265.0 million held at February 2, 2008, which were used primarily for the purchase of merchandise inventories, were canceled during 2008. In July 2008, the Company executed an addendum to its financing agreement with one bank, allowing the Company to utilize its existing $75.0 million short term working capital line of credit facility with the bank for letters of credit. The $75.0 million short term working capital line of credit facility will continue to be available for working capital borrowings; however, the capacity will be reduced by any letters of credit outstanding. At August 1, 2009, January 31, 2009 and August 2, 2008, the Company held $14.7 million, $14.8 million and $4.3 million outstanding, respectively, of letters of credit.
11. FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157 as of February 3, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities that was delayed by FSP 157-2. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those that were measured at fair value for the purpose of impairment testing for goodwill, indefinite lived intangible assets, and long-lived assets. On February 1, 2009, the Company adopted SFAS No. 157 for nonrecurring nonfinancial assets and nonfinancial liabilities that had been delayed by FSP 157-2. The effect of the Company’s adoption of SFAS No. 157 for nonrecurring nonfinancial assets and nonfinancial liabilities did not have a material effect on its financial position or results of operations.
     SFAS No. 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company did not have any financial or nonfinancial assets or liabilities carried at fair value as of August 1, 2009 that are subject for disclosure within the three-tier hierarchy. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The carrying value of cash, accounts receivable, and accounts payable approximates their fair market values due to their short-term nature. The Company believes that the carrying value of its outstanding debt approximates fair value. The Company has recorded its investments in life insurance policies at their cash surrender value. The Company’s pension plan assets are disclosed in accordance with SFAS No. 132(R) in Note 15, Benefit Plans, of its 2008 Annual Report on Form 10-K.
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
     The Company evaluates the operating performance of its identified segments based on a direct profit measure. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies, except as follows: direct profit is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs. Indirect expenses are not allocated on a segment basis; therefore, no measure of segment net income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s charge card operations, certain general warehousing costs, depreciation related to corporate held assets as well as corporate-wide restructuring charges. Assets, with the exception of goodwill and other intangible assets, are not allocated between segments; therefore, no measure of segment assets is available. For purposes of assessing impairment on an annual basis, the Company is required to allocate its goodwill and indefinite lived intangible assets to its reporting segments. The Company has allocated its entire $35.5 million of goodwill to its Stores Segment. The Company has allocated $64.5 million of indefinite lived trademarks to its Stores Segment and $11.4 million to its Direct Marketing segment. There have been no changes to the Company’s goodwill and trademark balances during the first half of 2009 and 2008.

     The following is the Stores Segment and Direct Marketing Segment information for the Company for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008:

	Thirteen Weeks Ended
	August 1, 2009			August 2, 2008
	(in thousands)
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total

Net sales	$254,872	$49,769	$304,641	$334,270	$60,939	$395,209
Direct profit	10,178	6,913	17,091	24,186	8,988	33,174

	Twenty-Six Weeks Ended
	August 1, 2009			August 2, 2008
	(in thousands)
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total

Net sales	$511,236	$99,580	$610,816	$679,373	$130,610	$809,983
Direct profit	26,195	11,080	37,275	86,824	25,303	112,127
     The following reconciles direct profit to (loss) income from continuing operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(in thousands)
Total direct profit for reportable segments	$17,091	$33,174	$37,275	$112,127
Less: indirect expenses	30,456	44,824	72,859	91,478

Operating (loss) income from continuing operations	(13,365)	(11,650)	(35,584)	20,648
Interest expense, net	7,209	4,774	14,381	10,356

(Loss) income before taxes from continuing operations	(20,574)	(16,424)	(49,965)	10,292
Income tax (benefit) expense	(93)	(4,473)	(10,666)	3,737

(Loss) income from continuing operations	$(20,481)	$(11,951)	$(39,299)	$6,555

13. EMPLOYEE BENEFIT PLANS
     In February 2009, the Company announced its decision to discontinue future benefits being earned under the Pension Plan and Supplemental Executive Retirement Plan (“SERP”) effective May 1, 2009. As a result of the decision, the assets and liabilities under the plans were remeasured as of February 28, 2009. The remeasurement resulted in a decrease to other liabilities of $25.9 million and $1.1 million for the Pension Plan and SERP, respectively, and an increase to other comprehensive income of $15.5 million and $0.6 million, net of tax, for the Pension Plan and SERP, respectively.
     The components of the Pension Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(in thousands)
Service expense earned during the period	$—	$2,359	$—	$4,718
Interest expense on projected benefit obligation	2,206	2,363	4,412	4,726
Expected return on plan assets	(1,914)	(2,475)	(3,828)	(4,951)
Curtailment loss	—	—	124	—
Prior service cost net amortization	1	17	3	34
Net amortization of loss	233	239	465	478

Net pension expense	$526	$2,503	$1,176	$5,005

     The components of the SERP expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(in thousands)
Service expense earned during the period	$—	$92	$—	$227
Interest expense on projected benefit obligation	291	319	582	624
Curtailment (gain) loss	(58)	7	(451)	7
Prior service cost net amortization	—	7	—	14
Net amortization of loss	—	14	—	14

Net SERP expense	$233	$439	$131	$886

     The components of the Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(in thousands)
Service expense earned during the period	$—	$1	$—	$2
Interest expense on accumulated post- retirement benefit obligation	2	4	4	8
Curtailment gain	—	—	(442)	—
Prior service cost net amortization	(375)	—	(750)	(424)
Net amortization of loss	110	(304)	220	(184)

Net postretirement medical credit	$(263)	$(299)	$(968)	$(598)

     As a result of the decision to discontinue future benefits being earned under the Pension Plan and SERP, there is no service expense recorded for 2009.

     During the thirteen and twenty-six weeks ended August 1, 2009, the Company was required to make contributions of $1.8 million and $3.7 million, respectively, to the Pension Plan. The Company expects to make required contributions of $3.8 million to the Pension Plan during the remainder of 2009. The Company did not make any voluntary contributions to the Pension Plan during the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008. Included within other liabilities in the Company’s condensed consolidated balance sheets are net projected benefit obligations in excess of plan assets for the Pension Plan, SERP and Postretirement Medical Plan. The net benefit obligations in excess of plan assets for the Pension Plan are $59.5 million, $88.3 million, and $35.5 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.
14. SUBSEQUENT EVENT
     On August 13, 2009, the Company entered into a buying agency agreement with Li & Fung, whereby Li & Fung will act as exclusive global apparel sourcing agent for substantially all Talbots apparel. The exclusive agency does not cover certain other products (including swimwear, intimate apparel, sleepwear, footwear, fashion accessories, jewelry and handbags) as to which Li & Fung will act as Talbots non-exclusive buying agent at Talbots discretion. The agency term is for an initial term of five years (with subsequent renewal terms), subject to any earlier termination by a party on prior agreed notice.
     Talbots will pay Li & Fung an agency commission based on the cost of product purchases using Li & Fung as its buying agent. Li & Fung will offer employment to a number of the existing Talbots employees located at its Hong Kong and India sourcing offices, both of which will be closed. This arrangement is expected to commence in September 2009.
     The Company believes this relationship with Li & Fung will allow the Company to simplify and centralize its global sourcing activities, which potentially will further reduce the cost of goods sold and internal operating expenses and improve its time to market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this document, as well as our 2008 Annual Report on Form 10-K.
     We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended August 1, 2009 and August 2, 2008 are referred to as the second quarter of 2009 and 2008, respectively. The twenty-six weeks ended August 1, 2009 and August 2, 2008 are referred to as the first half of 2009 and 2008, respectively.
     Operating results discussed below are from continuing operations, which include our Talbots women’s apparel retail stores, surplus stores, upscale outlet stores and direct marketing sales channels. Results from our Talbots Kids, Mens, and U.K. businesses, which we closed in 2008, and the J. Jill business, which we sold in July 2009, have been classified as discontinued operations for all periods presented and are discussed separately below.
     Comparable stores are those that were open for at least one full fiscal year. When a significant amount of square footage is added adjacent to or in close proximity to an existing comparable Talbots retail store, that Talbots retail store is excluded from the computation of comparable store sales for a period of 13 months to preserve the comparability of sales results.
Recent Developments
     The current volatility of the U.S. economic environment reached unprecedented levels in 2008 and into 2009 and has significantly adversely impacted economic conditions, resulting in significant declines in employment levels, lower disposable income, and significant declines in consumer confidence. The current economic environment has been characterized by a significant decline in consumer discretionary spending and has particularly affected the women’s fashion apparel industry. We expect these economic conditions to continue throughout 2009 and possibly beyond.
     During the fourth quarter of 2008, our comparable store sales were down 24.6% and our total sales were down 23.3%. During the first half of 2009, our comparable store sales were down 25.9% and our total sales were down 24.6%. We believe we will continue to see declining comparable store sales throughout 2009 and possibly beyond, although we do expect to see less of a decline in comparable store sales for the remainder of 2009.
     We believe that the economic recession had a significant impact on our business during 2008 and the first half of 2009, and anticipate that the macroeconomic pressures could continue to impact consumer spending throughout the remainder of 2009. In response, and with our focus on our core Talbots brand, in late 2008, we began to implement a series of key initiatives designed to streamline our organization, reduce our cost structure and optimize our gross margin performance through strong inventory management and improved initial mark-ups resulting from changes to our supply chain practices. Specifically, we initiated a program to achieve a $150.0 million expense reduction to be completed by the end of fiscal 2010, and have completed the following key components:
•	Reduction in our corporate headcount. In June 2008 we reduced corporate headcount by approximately 9% across multiple locations at all levels. In February 2009 and in June 2009, we further reduced corporate headcount by approximately 17% and 20%, respectively.

•	Reduction in planned hours worked in our stores and call center for 2009.

•	Elimination of matching contributions to our 401(k) plan for 2009, increased employee health care contributions for 2009, the elimination of merit increases for 2009 and the freezing of our defined benefit pension plans.

•	Broad-based non-employee overhead actions resulting in cost savings, primarily in the areas of administration, marketing and store operations.
     We have also taken a number of actions to improve gross margins including (i) changing the promotional cadence to monthly markdowns rather than our historical four clearance sales events per year; (ii) holding a leaner inventory position, concentrating on better product flow and content resulting in decreased planned inventory commitments into 2009; and (iii) adopting a new price optimization tool.
     We are seeing the benefit of our actions in our second quarter results from continuing operations, which represents sequential improvement measured by narrowing operating losses from continuing operations for the second quarter in a row. We believe that these initiatives will continue to provide ongoing benefit during the remainder of 2009; however, there can be no assurance that our actions will be sufficient to produce operating profits or positive operating cash flows. See further discussion of our efforts to improve our cash flow position in the Liquidity and Capital Resources section below.
     To further our gross margin improvement efforts, in August 2009, we entered into a buying agency agreement with an affiliate of Li & Fung Limited (“Li & Fung”), a Hong Kong-based global consumer goods exporter, which will act as the exclusive global apparel sourcing agent for substantially all Talbots apparel. The exclusive agency does not cover certain other products (including swimwear, intimate apparel, sleepwear, footwear, fashion accessories, jewelry and handbags) as to which Li & Fung will act as our non-exclusive buying agent at our discretion. We believe this relationship with Li & Fung will allow us to simplify and centralize our sourcing activities, which we anticipate will further reduce our cost of goods sold and internal operating expenses and improve our time to market.
Results of Continuing Operations
     The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of operations for the periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	72.3%	70.5%	70.6%	64.8%
Selling, general and administrative expenses	31.1%	31.6%	33.7%	31.5%
Restructuring charges	0.9%	1.0%	1.5%	1.1%
Impairment of store assets	0.0%	-0.1%	0.0%	0.0%
Operating (loss) income from continuing operations	-4.4%	-2.9%	-5.8%	2.6%
Interest expense, net	2.4%	1.2%	2.4%	1.3%
(Loss) income before taxes from continuing operations	-6.8%	-4.1%	-8.2%	1.3%
Income tax (benefit) expense	0.0%	-1.1%	-1.7%	0.5%
(Loss) income from continuing operations	-6.8%	-3.0%	-6.5%	0.8%
The Thirteen Weeks Ended August 1, 2009 Compared to the Thirteen Weeks Ended August 2, 2008 (Second Quarter)
Net Sales
     Net sales consist of store sales and direct marketing sales. Direct marketing sales include our catalog and Internet channels. The following table shows net store sales and net direct marketing sales for the thirteen weeks ended August 1, 2009 and August 2, 2008 (in millions):

	August 1,	August 2,
	2009	2008

Net store sales	$254.9	$334.3
Net direct marketing sales	49.7	60.9

Total net sales	$304.6	$395.2

     Net sales in the second quarter of 2009 were $304.6 million compared to $395.2 million in the second quarter of 2008, a decrease of $90.6 million, or 22.9%.
Store Sales
     Store sales in the second quarter of 2009 decreased by $79.4 million, or 23.8%, compared to the second quarter of 2008. Reflected in store sales was a $73.2 million or 24.9% decline in comparable store sales for the period. Our second quarter sales results were as expected with our sales metrics reflecting a continuation of the lackluster customer shopping behaviors that we experienced in the first quarter, primarily soft customer traffic and price sensitivity. Specifically, pressures on consumer spending resulted in a 16% decline in customer traffic, and a 20% decline in the number of transactions, with conversion down slightly. Our units per transaction declined 7%. We believe that our customers were mostly engaged in shopping at markdown and opening price points resulting in declining average transaction values.
     As of August 1, 2009, we operated a total of 588 retail stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively. This gross and selling square footage is essentially equivalent to the gross and selling square footage at August 2, 2008 when we operated a total of 593 retail stores.

Direct Marketing Sales
     Direct marketing sales in the second quarter of 2009 decreased by $11.2 million, or 18.4%, compared to the second quarter of 2008. The decline in direct marketing sales is reflective of similar shopping behavior that impacted stores. Internet sales during the second quarter of 2009 represented 75% of the total direct marketing sales, compared to 69% during the second quarter of 2008. The percentage of our net sales derived from direct marketing increased to 16.3% during the second quarter of 2009 from 15.4% during the second quarter of 2008.
Cost of Sales, Buying and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 72.3% in the second quarter of 2009 from 70.5% in the second quarter of 2008. This represents a 180 basis point increase over the prior year. This increase is primarily a result of an approximate 280 basis point increase in occupancy costs, which rose as a percentage of net sales despite a reduction in actual occupancy costs. Additionally, we experienced an approximate 90 basis point increase in buying costs as a percentage of sales which is attributable to negative leverage from the decline in store sales for the period, as costs were not significantly different from the second quarter of 2008. These increases as a percentage of net sales are partially offset by an approximate 200 basis point reduction in cost of sales, primarily due to improvement in pure merchandise gross margin, reflecting the benefits of the change in our sourcing business practices.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased 50 basis points to 31.1% in the second quarter of 2009, compared to 31.6% in the second quarter of 2008. This represents a decline in SG&A expenses of $30.0 million, or 24%, from the prior year. We have established a goal of reducing annual expenses by $150.0 million by the end of 2010, and since approximately 80% of this reduction will be realized in SG&A, our reductions in SG&A in the second quarter represent the significant progress we have made toward achieving our annual expense reduction goal. Primarily our expense reductions were realized in payroll and employee benefits, with the balance in other corporate overhead expenses.
Restructuring Charges
     We incurred $2.9 million of charges relating to our strategic business plan in the second quarter of 2009, and $4.1 million in the second quarter of 2008, and have included these costs as restructuring charges within our condensed consolidated statement of operations. The $2.9 million of charges in the second quarter of 2009 primarily relate to estimated costs to settle lease liabilities for a portion of our Tampa, Florida data center that is no longer being used. The $4.1 million of charges in the second quarter of 2008 primarily relate to severance and consulting costs.
Net Interest Expense
     Net interest expense increased to $7.2 million in the second quarter of 2009 compared to $4.8 million in the second quarter of 2008 due to higher average borrowing levels and higher average interest rates. The average level of total debt outstanding was $501.8 million in the second quarter of 2009 compared to $456.2 million in the second quarter of 2008. The average interest rate on borrowings during the second quarter of 2009 was 4.89% compared to 3.53% in the second quarter of 2008.
Income Tax Benefit
     The income tax benefit for the second quarter of 2009 was $0.1 million, compared to an income tax benefit of $4.5 million for the second quarter of 2008. The effective tax benefit was 0.5% and 27.2%, respectively, for the second quarter of 2009 and 2008. The lower tax rate in 2009 was due to a valuation allowance recorded in 2009.
     A valuation allowance was established during the fourth quarter of 2008 for substantially all deferred tax assets based on all available evidence including our recent history of losses. We concluded that there remains insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses to support recovery of our deferred tax assets. Accordingly, we continue to provide for a full valuation allowance.

The Twenty-Six Weeks Ended August 1, 2009 Compared to the Twenty-Six Weeks Ended August 2, 2008 (First Half)
Net Sales
     Net sales consist of store sales and direct marketing sales. Direct marketing sales include our catalog and Internet channels. The following table shows net store sales and net direct marketing sales for the twenty-six weeks ended August 1, 2009 and August 2, 2008 (in millions):

	August 1,	August 2,
	2009	2008

Net store sales	$511.2	$679.4
Net direct marketing sales	99.6	130.6

Total net sales	$610.8	$810.0

     Net sales for the first half of 2009 were $610.8 million compared to $810.0 million for the first half of 2008, a decrease of $199.2 million, or 24.6%.
Store Sales
     Store sales in the first half of 2009 decreased by $168.2 million, or 24.8%, compared to the first half of 2008. Reflected in store sales was a $157.5 million, or 25.9%, decline in comparable store sales for the period. For the first half of 2009, our sales metrics reflect a continuation of the lackluster customer shopping behaviors that we experienced in the late fall of 2008, primarily soft customer traffic and price sensitivity. Specifically, pressures on consumer spending resulted in a 16% decline in customer traffic, and a 19% decline in the number of transactions, with conversion down slightly. Our units per transaction declined 6%. We believe that our customers were mostly engaged in shopping at markdown and opening price points resulting in declining average transaction values.
Direct Marketing Sales
     Direct marketing sales in the first half of 2009 decreased by $31.0 million, or 23.7%, compared to the first half of 2008. The decline in direct marketing sales is reflective of similar shopping behavior that impacted stores. Internet sales in the first half of 2009 represent 71% of the total direct marketing sales compared to 61% during the first half of 2008. The percentage of our net sales derived from direct marketing increased from 16.1% during the first half of 2008 to 16.3% during the first half of 2009.
Cost of Sales, Buying and Occupancy Expenses
     Cost of sales, buying and occupancy expenses increased as a percentage of net sales to 70.6% in the first half of 2009, from 64.8% in the first half of 2008. This represents a 580 basis point increase over the prior year. This increase is primarily a result of an approximate 340 basis point increase in occupancy costs, which rose as a percentage of net sales despite a reduction in actual occupancy costs. Cost of sales also increased by approximately 130 basis points, primarily due to deterioration in pure product gross margin, reflecting an increase in markdowns required to clear excess inventories related to our first quarter inventory position. Additionally, we experienced an approximate 110 basis point increase in buying costs as a percentage of sales which is attributable to negative leverage from the decline in store sales for the period, as costs were not significantly different from the first half of 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (“SG&A”) as a percentage of net sales increased to 33.7% in the first half of 2009, compared to 31.5% in the first half of 2008. This represents a 220 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year; however selling, general, and administrative expenses in the first half of 2009 decreased by $49.4 million or 19.4% from the first half of 2008. The majority of the $49.4 million in expense reductions were realized in payroll and employee benefits, with the balance in other corporate overhead expenses.

Restructuring Charges
     We incurred $9.3 million of charges relating to our strategic business plan in the first half of 2009, and $8.6 million in the first half of 2008, and have included these costs as restructuring charges within our condensed consolidated statement of operations. The $9.3 million of charges in the first half of 2009 primarily relate to severance costs due to the corporate headcount reductions announced in June 2009, and estimated costs to settle lease liabilities for a portion of our Tampa, Florida data center that is no longer being used. The $8.6 million of charges in the first half of 2008 primarily relates to severance and consulting costs.
Net Interest Expense
     Net interest expense increased to $14.4 million in the first half of 2009 compared to $10.4 million in the first half of 2008 due to higher average borrowing levels as well as higher average interest rates. The average level of total debt outstanding was $507.8 million during the first half of 2009 compared to $483.5 million during the first half of 2008. The average interest rate on short-term and long-term borrowings during the first half of 2009 was 4.6% compared to 3.7% during the first half of 2008.
Income Tax (Benefit) Expense
     The income tax benefit for the first half of 2009 was $10.7 million, compared to income tax expense of $3.7 million for the first half of 2008. The effective tax rate was 21.3% and 36.3%, respectively for the first half of 2009 and 2008. The lower tax rate was due to a valuation allowance recorded in 2009.
     A valuation allowance was established during the fourth quarter of 2008 for substantially all deferred tax assets based on all available evidence including our recent history of losses. We concluded that there remains insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses to support recovery of our deferred tax assets. Accordingly, we continue to provide for a full valuation allowance.
     During the first half of 2009, we allocated a tax benefit of approximately $10.6 million to continuing operations with a corresponding offset to other comprehensive loss. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 paragraph 140, items included in other comprehensive income which represent a source of income must be considered when determining the amount of tax benefit that results from, and should be allocated to, a loss from continuing operations. During the first half of 2009, we remeasured our pension obligation due to our decision to freeze all future benefits under our Pension Plans. The remeasurement resulted in us recording a gain in our other comprehensive loss and the tax provision on the other comprehensive loss was recognized.
DISCONTINUED OPERATIONS
     In 2008, we announced our decision to discontinue our Talbots Kids and Mens businesses. In April 2008 we announced our decision to discontinue our U.K. business. A strategic review of had concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. As of the end of the third quarter of 2008, all Talbots Kids, Mens, and U.K. businesses ceased operations and all stores were closed. Their operating results have been classified as discontinued operations within our condensed consolidated statements of operations for all periods presented.
     On October 30, 2008, our Board of Directors approved a plan to sell the J. Jill business. On June 7, 2009, we entered into an Asset Purchase Agreement with Jill Acquisition LLC (the “Purchaser”), pursuant to which the Purchaser agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business. On July 2, 2009, we completed the sale (“the Transaction”). See Liquidity and Capital Resources section below for further discussion.
     Operating results of the J. Jill business for all periods presented have been classified as discontinued operations in our condensed consolidated financial statements. The assets and liabilities of the J. Jill business are stated at estimated fair value less estimated direct costs to sell and are classified in our condensed consolidated balance sheets as current assets and current liabilities held for sale for all prior periods presented.

Liquidity and Capital Resources
Current Liquidity Position
     We finance our working capital needs, operating costs, capital expenditures, strategic initiatives and restructurings, and debt and interest payment requirements through cash generated by operations, access to working capital and other credit facilities, and credit from our vendors under open account purchases. The substantial deterioration in the U.S. economy and decline in consumer discretionary spending had a significant impact on our sales, operating profits and cash flows in 2008 and in the first half of 2009. A continuation or further deterioration in global economic conditions will continue to have a negative impact on our business. We expect that the current conditions in the global economy will continue during 2009 and possibly beyond. We believe that our operating results depend on our ability to adjust to an extremely difficult economic environment, execute on our strategic initiatives and cost reduction programs, design and deliver merchandise that is accepted by our customers, and source our products on a competitive and cost efficient basis. As consumer confidence significantly impacts our operating results, we cannot assure that our initiatives will be achieved and whether we will be successful in achieving improved operating performance in 2009.
     In 2008 and 2007, we incurred significant net losses, primarily attributable to impairment of our J. Jill brand intangible assets in addition to operating losses in both our J. Jill and Talbots brands. During 2008, we launched a comprehensive review of our entire business to develop a long-range strategy to strengthen the Company and to improve our operating performance. Our primary objective was to reinvigorate our core Talbots brand and to streamline our operations. As a result, we made the decision to exit our Talbots Kids, Mens and U.K. operations and, on July 2, 2009, we sold the J. Jill business. Beginning with the third quarter of 2008, the results of these businesses were reported as discontinued operations. These strategic initiatives have resulted in significant restructuring and impairment charges in 2008 and in the first half 2009. Our restructuring charges primarily relate to activities intended to reduce costs.
     We believe that the economic recession had a significant impact on our business during 2008 and the first half of 2009. For the twenty-six weeks ended August 1, 2009 and August 2, 2008, our cash flows provided by operating activities from our continuing operations were $41.3 million and $53.7 million, respectively. As of August 1, 2009, we had a working capital deficit of $25.1 million and a stockholders’ deficit of $206.7 million. In addition, as of August 1, 2009, we have substantial debt obligations coming due in the next nine months.
     We anticipate that the macroeconomic pressures will continue to impact consumer spending throughout 2009. In response, and with our focus now on our Talbots brand, in late 2008, we began to implement a series of key initiatives designed to streamline our organization, reduce our cost structure and optimize our gross margin performance through strong inventory management and improved initial mark-ups resulting from changes to our supply chain practices. We also undertook several financing actions in 2008 and in the first half of 2009 to improve our liquidity position. These actions consisted of the following:
•	In July 2008, we entered into a $50.0 million unsecured subordinated working capital term loan agreement with AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), our majority shareholder and a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”) which matures in 2012 and requires interest-only payments until maturity. We are fully borrowed under this facility.

•	During the fourth quarter of 2008 and the first quarter of 2009, we converted all of our working capital lines of credit, amounting to $165.0 million in the aggregate, to committed lines of credit with maturities in December 2009.

•	In February 2009, we entered into a $200.0 million term loan facility agreement with AEON which was used to repay all outstanding indebtedness under our acquisition debt agreement related to our 2006 acquisition of J. Jill. This acquisition debt agreement required quarterly principal payments of $20.0 million. The $200.0 million term loan from AEON is an interest-only loan and is renewable at our option every six months until the maturity date. We have exercised our option to extend this loan to February 2010. This loan contains no financial covenants and subject to us exercising each of our extension options, will mature in February 2012.

•	In February 2009, AEON guaranteed our outstanding debt under our existing working capital lines of credit totaling $165.0 million, our existing revolving credit facilities totaling $52.0 million, and our existing $48.0 million term loan facilities. In April 2009, AEON also agreed (i) that it would continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 13, 2012 and (ii) if the lenders failed to agree to refinance that debt on or before the existing maturity dates, or if any other condition occurred that required AEON to make a payment under our existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any deficiency in our financial resources caused by any such failure to refinance or extend maturities. In April 2009, AEON also confirmed its support for our working capital improvement initiatives for our merchandise payables management and confirmed that it will use commercially reasonable efforts to provide us with financial support through loans or guarantees up to $25.0 million only if, and to the extent that, we may possibly fall short in achieving our targeted cash flow improvement for fall 2009 merchandise payables.
•	In April 2009 we entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by us or our subsidiaries in an aggregate amount equivalent to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to AEON. Amounts may be borrowed, repaid, and re-borrowed under the facility and may be used for working capital and other general corporate purposes. We have not borrowed any funds under this facility.
•	We have eliminated all financial covenants from our debt agreements.
•	We are also actively in discussions regarding the potential securitization of our Talbots charge card portfolio and we are exploring the availability and feasibility of collateralization of certain of our other assets as potential replacement financing to our $150.0 million secured revolving loan facility with AEON. While we currently believe that we will be able to obtain a securitization of our Talbots charge card portfolio, there can be no assurance that these efforts will be successful. If economic conditions persist or further deteriorate, it may also make these or other sources of liquidity more expensive or available only on terms that we may not find acceptable.
     We have significant debt obligations coming due in the next nine months, and our revolving loan facility with AEON expires in April 2010. Accordingly, management and AEON continue to be actively engaged in discussions concerning our liquidity issues and needs, and continue to actively review financing options for the Company. At this time there have been no commitments for alternative financing for us, and there can be no assurance that this will be achieved. Management also plans to discuss potential extension of our revolving loan facility with AEON, although we can provide no assurance that any such extension will be provided.
     In addition to the short-term liquidity actions described above, we have taken the following actions to address current economic conditions and operating performance:
•	In 2008, we completed the closing of our Kids, Mens, and U.K. businesses. These businesses were not considered strategic to our ongoing operations.
•	In July 2009, we completed the sale of the J. Jill business, as discussed further below.
•	We initiated a program to achieve a $150.0 million expense reduction to be completed by the end of fiscal 2010, and have completed the following key components:
•	Reduction in our corporate headcount. In June 2008 we reduced corporate headcount by approximately 9% across multiple locations at all levels. In February 2009 and again in June 2009, we further reduced corporate headcount by approximately 17% and 20%, respectively.
•	Reduction in planned hours worked in our stores and call center for 2009.
•	Elimination of matching contributions to our 401(k) plan for 2009, increased employee health care contributions, the elimination of merit increases and the freezing of our defined benefit pension plans.
•	Broad-based non-employee overhead actions resulting in cost savings, primarily in the areas of administration, marketing and store operations.
•	Reductions of approximately $20.0 million in marketing spend compared to 2008.
•	We also took the following actions intended to improve gross margins:
•	Changed the promotional cadence to monthly markdowns rather than our historical four clearance sales events per year.
•	We are holding a leaner inventory position, concentrating on better product flow and content, and we adopted a new price optimization tool.
•	Entered into a buying agency agreement in August 2009 with Li & Fung, who will act as the exclusive global apparel sourcing agent for substantially all our apparel. The exclusive agency does not cover certain other products (including swimwear, intimate apparel, sleepwear, footwear, fashion accessories, jewelry and handbags) as to which Li & Fung will act as our non-exclusive buying agent at our discretion. We believe this relationship with Li & Fung will allow us to simplify and centralize our sourcing activities, which we anticipate will further reduce our cost of goods sold and internal operating expenses and improve our time to market.
•	In 2009, we expect to further reduce our gross capital expenditures (excluding construction allowances received from landlords) by approximately 50% from 2008 spend levels which were $44.7 million, representing a 22.4% reduction from 2007 levels.
•	Our Board of Directors approved the indefinite suspension of our quarterly cash dividend in February 2009.
     Under our 2009 financial plan we have forecasted substantial cost savings from many of these initiatives based on a number of significant assumptions which if achieved would improve our cash flow. Assuming that we are successful in executing these strategic and realignment initiatives, there can be no assurance that our assumptions or expectations will prove to be accurate or that the results achieved will be sufficient to negate the impact of the current poor economic conditions on our operating results.
     Because economic conditions and discretionary consumer spending have not improved in the near term, we expect to continue to consider further realignment and rationalization initiatives and actions to further reduce and adjust our costs relative to our sales and operating results. We also currently plan to close approximately 21 underperforming Talbots stores in 2009, some of which relate to store leases that expire during 2009 and some of which are pursuant to existing early termination right provisions. We also continue to review store performance and expect to continue to close underperforming stores. While we endeavor to negotiate the amount of remaining lease obligations on store closings, there is no assurance we will reach acceptable negotiated lease settlements, particularly in the current economic environment. As a result, costs to close underperforming stores can be expected to be significant and may vary materially from forecasts. Our 2009 financial plan also includes projected store lease expense reductions through discussions and negotiations with our landlords, although there can be no assurance that these efforts will be successful.
     We have the following payments due in the near term under our revolving credit facilities and term loans, unless extended:
•	$28.0 million in December 2009
•	$34.0 million in January 2010, and
•	$18.0 million in April 2010.
     We also have third party working capital facilities, totaling $165.0 million, with commitment expiration dates in December 2009, unless extended. Management and AEON continue to be actively engaged in discussions concerning our liquidity issues and needs, and continue to actively review financing options. Payment of all of the above indebtedness has been guaranteed to each lender by AEON.
     On June 1, 2009, we paid our remaining obligation of approximately $8.2 million on a term loan secured by the J. Jill Tilton, NH facility.
     On June 7, 2009, we entered into a Purchase Agreement with the Purchaser, pursuant to which the Purchaser agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business. On July 2, 2009, we completed the sale for a cash purchase price of $75.0 million less $8.1 million of adjustments based on estimated working capital at closing and other adjustments of $0.6 million as provided in the Purchase Agreement, resulting in net cash received from the Purchaser of $66.3 million. This net cash purchase price is subject to further post-closing adjustments, including final closing working capital, as provided in the Purchase Agreement. As part of the J. Jill assets sold to the Purchaser pursuant to the Purchase Agreement, the Purchaser also became entitled to $1.9 million of cash and cash equivalents, which were part of the transfer of the purchased assets, resulting in net cash proceeds of $64.4 million after the estimated closing date working capital adjustments and subject to the post-closing adjustments referenced above. The final working capital adjustment will likely be determined in our third quarter of 2009.
     Under the terms of the Purchase Agreement, the Purchaser is obligated for liabilities that may arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser as part of the Transaction and a sublease through December 2014 of approximately 63,943 square feet of space at our 126,869 square foot leased office facility in Quincy, MA used for the J. Jill offices. Certain of our subsidiaries remain contingently liable for obligations and liabilities transferred to the Purchaser as part of the Transaction including those related to leases and other obligations transferred to and assumed by the Purchaser, as to which obligations and liabilities we now rely on the Purchaser’s creditworthiness as a counterparty. If any material defaults were to occur which the Purchaser does not satisfy or fully indemnify us against, it could have a material negative impact on our results. We have accrued a guarantee liability for the estimated exposure related to these guarantees in the second quarter of 2009.
     Under the terms of our $200.0 million term loan agreement with AEON, we are subject to certain mandatory prepayment obligations including payment of net sale proceeds after selling costs and amounts for other costs to settle obligations and liabilities related to the sale and disposal of the J. Jill business. The final payment is subject to final working capital adjustments as well as the outcome of ongoing negotiations with landlords to settle J. Jill lease liabilities.
     During the second quarter of 2009, we recorded a $5.7 million loss on the sale and disposal of the J. Jill business. In connection with the sale and disposal of the J. Jill business, we have recognized estimated lease liabilities relating to lease terminations of the J. Jill stores that were not sold, and Quincy office space that is not being subleased or used. Lease termination costs are recorded at the time a store is closed or existing space is vacated. The calculation of such liabilities includes the discounted effects of future minimum lease payments from the date of closure to the end of the remaining lease term, net of estimated sub-lease income that could be reasonably obtained for the properties or through lease termination settlements. Total cash expenditures to settle lease liabilities cannot yet be finally determined and will depend on the outcome of ongoing negotiations with third parties. As a result, such costs may vary materially from current estimates and management’s assumptions and projections may change materially. While we will endeavor to negotiate the amount of remaining lease obligations, there is no assurance we will reach acceptable negotiated lease settlements.
     Based on our current assumptions and forecast for 2009, and assuming we are able to extend, refinance or replace each of our current credit facilities which mature at various dates in 2009 and 2010, which cannot be assured, and as further discussed below under Debt Facilities, we believe that we have developed a fiscal 2009 financial plan that, if successfully executed, will provide sufficient liquidity to finance our anticipated working capital and other currently expected non-debt maturity cash needs for the next twelve months. Our $150.0 million secured revolving credit facility, entered into with AEON, which extends to April 2010, has not been drawn upon and has current availability of $150.0 million to address any shortfall in our working capital or other funding needs while this facility is outstanding.
     There can be no assurance that the current economic downturn and our sales trends and operating results may not continue longer than we expect or may not take longer to recover than we have planned or that we may not achieve such targeted cost savings and cash improvement goals, and as a result there can be no certainty our cash needs may not be greater than we anticipate or have planned for. Our ability to meet cash needs and to satisfy our operating and other non-operating costs will depend upon our future operating performance, general economic conditions, and our ability to successfully extend, refinance or replace each of our current credit facilities due to expire at various dates in 2009 and 2010. Additional matters that could impact our liquidity include any further deterioration in the global economy, lower than expected sales, unforeseen cash or operating requirements, and any inability to access necessary additional financing.
     We currently have committed working capital facilities totaling $165.0 million with four banks with whom we have had long-term relationships, and which expire in December 2009. We also currently have outstanding debt of $80.0 million under our revolving credit facilities and a term loan facility with certain of these same lenders, which, unless further extended, currently have expiration dates on and before April 10, 2010. The revolving credit facilities with these lenders have been in place, at varying amounts, for a number of years and have generally matured for periods of up to not more than two years, subject to further extension in the discretion of the lender. We are customarily fully borrowed against each of these revolving loan facilities.
     We will need financing or other liquidity sources to replace or refinance our existing working capital, revolving credit and term loan facilities due to expire at various dates in 2009 and 2010, unless further extended or refinanced by the existing lenders or by AEON pursuant to its refinancing support letter. We will also need to replace or refinance the AEON secured revolving loan facility which matures in April 2010 as well as any other financing provided by AEON under its refinancing support letter. These credit facilities are further described under Debt Facilities below. Management and AEON continue to be actively engaged in discussions concerning our liquidity issues and needs, and continue to actively review financing options. Our ability to obtain extensions or replacements of our current credit facilities or other additional financing depends upon many factors, including our operating performance, our financial projections and prospects and our creditworthiness, as well as external economic conditions and general liquidity in the credit markets. In the event that we are not able to extend one or more of our existing credit facilities scheduled to mature in 2009 and 2010, the debt under that facility would be due and, unless replaced or refinanced, our borrowing availability under our remaining credit facilities may not be sufficient for our cash needs. If our available cash resources are not sufficient at any time, we would need to further reduce costs, modify our operating plan and consider other potential financing and liquidity alternatives and strategic initiatives which may not be available to us on acceptable terms or at all. There can be no certainty that any of these efforts will be successful or if successful will be sufficient in the amounts or at the time needed.
     In February 2009, AEON guaranteed our outstanding debt under our existing working capital facilities totaling $165.0 million, and under our revolving credit and term loan facilities totaling $100.0 million. In April 2009, AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which currently matures at various dates on and before April 13, 2012 and (ii) if the lender failed to agree to refinance that debt on or before the existing maturity date, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any lack of our financial resources caused by any failure of such refinancing.
Debt Facilities
     Working Capital Lines of Credit (Notes payable to banks) — We currently have working capital lines of credit with four banks with maximum available short-term capacity of $165.0 million in the aggregate. These lines are committed through December 2009. During the first half of 2009, our average level of borrowings outstanding on these lines was $151.4 million. In the fourth quarter of 2008, as a result of our borrowing and repayment patterns, the maturities on the lines are no longer short term in nature and accordingly have been shown gross on the statement of cash flows for the first half of 2009. Since November 2008, we have been fully drawn on our availability under our working capital lines. A portion of our working capital lines is at times not available for borrowing as it is allocated to letters of credit for merchandise and other vendors. We expect that we will continue to be fully drawn on these working capital line of credit facilities. Interest on the line of credit facilities is at a variable rate based on the lenders’ cost of funds plus an amount not lower than 0.625% and not higher than 1.3%. As of August 1, 2009, the weighted average interest rate on these working capital borrowings outstanding was 2.0%. During fiscal 2009, we will pay interest on our working capital borrowings as it comes due, generally in interest periods that range from one to three months. In February 2009, AEON guaranteed each of these working capital lines of credit.
     Secured Revolving Loan Facility with AEON — In April 2009, we entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by us or our subsidiaries in an aggregate amount equivalent to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to AEON. Amounts may be borrowed, repaid, and re-borrowed under the facility and may be used for working capital and other general corporate purposes. Interest on outstanding borrowings is at a variable rate at one month LIBOR plus 6.0% payable monthly in arrears. The facility contains an upfront fee of 1.0% of the commitment prior to borrowing. The facility is secured by our Talbots charge card accounts receivable, our Hingham, Massachusetts owned corporate headquarters, and our Lakeville, Massachusetts owned distribution facility. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear expected, and will ensure that at least $135.0 million of Talbots charge card receivables are owed to us and that at least 90% of such Talbots charge card receivables are eligible receivables as defined in the agreement, arise in the ordinary course of business, and are owed free and clear of all liens, except permitted liens, measured as of the last day of any calendar month. We have not borrowed any funds under this facility.
     Acquisition Debt — In February 2006, we entered into a $400.0 million bridge loan agreement in connection with our acquisition of J. Jill. Pursuant to the Acquisition Debt agreement, we borrowed $400.0 million to be repaid no later than July 2011. In July 2006, the bridge loan was converted into a term loan (the “Acquisition Debt”). Interest on the Acquisition Debt was LIBOR plus 0.35%, and the principal was due to be repaid in quarterly installments of $20.0 million through July 2011. In February 2009, we entered into a $200.0 million term loan agreement with AEON. The proceeds from the loan were used in February 2009 to repay the remaining $200.0 million balance outstanding on the Acquisition Debt. The term loan facility has a stated maturity of August 31, 2009, and provides for an option to extend the maturity for additional six month periods, up to the third anniversary of the loan closing date, which is February 27, 2012. We have exercised the option to extend this loan to February 26, 2010. We do not expect to repay any outstanding principal under this facility during 2009, except as would be required under the agreement for any excess cash flows, net proceeds from the sale of J. Jill or other assets, or non-related party debt or equity financings, in each case, at the prepayment percentage levels as defined in the agreement. Interest on the $200.0 million AEON term loan is at a variable rate equal to six month LIBOR plus 6.0%. Interest is due semi-annually, in August and February, in arrears. The borrowing rate for the interest period ending August 31, 2009 was 7.8%. At August 1, 2009, interest expense on this loan had accrued to $6.6 million. The loan does not contain any financial covenants.
     Related Party Term Loan with AEON (U.S.A) — In July 2008, we entered into a $50.0 million unsecured subordinated working capital term loan facility with our majority shareholder, AEON (U.S.A.). We borrowed $20.0 million on this facility in January 2009 and we borrowed the remaining $30.0 million in February 2009. These borrowings were utilized for working capital needs. We do not expect to repay any amounts on this facility during 2009. The debt facility matures in January 2012. Interest on outstanding principal under the facility is at a variable rate equal to three-month LIBOR plus 5.0%. As of August 1, 2009, the interest rate on this facility was 5.6%. We expect to remain fully borrowed on this facility in 2009, and we will pay interest on the $50.0 million as it comes due on the last day of March, June, September and December, respectively. In March 2009, the agreement was amended to remove any financial covenants.
     Revolving Credit Agreements — We have revolving credit facilities with two banks with outstanding borrowings of $52.0 million in the aggregate. Of the $52.0 million, $34.0 million is due in January 2010, and $18.0 million is due in April 2010. Interest on the revolving credit facilities are at variable rates of LIBOR plus 0.625% for two $18.0 million loans and Fed Funds plus 0.75% for a $16.0 million loan, and are set at our option, for periods of one, three, or six months payable in arrears. As of August 1, 2009, the weighted average interest rate on the loans was 2.0%. In April 2009, AEON guaranteed each of these revolving credit facilities. We expect to engage in discussions with our lenders during 2009 to extend the maturity dates of these facilities, although there can be no assurance that this will be achieved.
     Term Loans — We have $48.0 million in term loans outstanding with two banks: a $28.0 million loan which matures in December 2009 and a $20.0 million loan which matures in April 2012. Interest on the $28.0 million loan is payable monthly and the borrowing rate is set monthly at a rate determined by the lender to be its effective cost of funds plus 1%. At August 1, 2009 the borrowing rate was 1.5%. Interest on the $20.0 million term loan is due every six months and is fixed at 5.9% for the remaining interest periods through April 2012.
     Tilton Loan Facility — As part of the J. Jill acquisition, we assumed a real estate loan (the “Tilton Facility Loan”). Payments of principal and interest on the Tilton Facility Loan were due monthly with a balloon payment of $8.2 million that was originally due on April 1, 2009. In April 2009, we extended the maturity date of the loan to June 1, 2009. The interest rate on the Tilton Facility Loan was fixed at 7.3% per annum. The Tilton Facility Loan was paid in full on June 1, 2009.
Vendor Credit
     All of our merchandise is manufactured to our specifications by third-party suppliers and intermediary vendors, most of whom are located outside the United States. Historically, a significant portion of our merchandise purchases had been pursuant to and secured by letter of credit arrangements in favor of our foreign suppliers and vendors and their credit sources. Beginning in 2008, we moved substantially all of our merchandise vendors to open account purchase terms with payments approximately 45 days after shipment. In order to more effectively manage our accounts payable and cash positions due to our sales trends and cash needs, during the second half of 2008 and into 2009 we extended many of our accounts payable terms to approximately 60 days or more. Under the terms of our new agreement with Li & Fung, Li & Fung has agreed to seek to secure or maintain extended payment terms without the requirement of letters of credit. While these extended payment terms to our vendors have not to date resulted in material interruption in merchandise supply, there can be no assurance that vendors may not slow or cease shipments or require or condition their sale or shipment of merchandise on earlier or more stringent payments terms or require letters of credit or other forms of security, which impacts our liquidity and could impact our timely receipt of expected merchandise.
Cash Flows
     The following is a summary of cash flows from continuing operations (in thousands) for the twenty-six weeks ended August 1, 2009 and August 2, 2008:

	August 1,	August 2,
	2009	2008
Net cash provided by operating activities	$41,282	$53,668
Net cash used in investing activities	(13,243)	(17,428)
Net cash provided by (used in) financing activities	18,166	(21,792)
     Net cash provided by discontinued operations for the twenty-six weeks ended August 1, 2009 was $48.6 million and net cash used by discontinued operations for the twenty-six weeks ended August 2, 2008 was $23.8 million. The below discussion on cash flows refers to cash flows from continuing operations only.
Cash provided by operating activities
     Cash provided by operating activities was $41.3 million during the first half of 2009 compared to $53.7 million during the first half of 2008. The decrease of $12.4 million is primarily due to our loss from continuing operations of $39.3 million during the first half of 2009 compared to income from continuing operations for the first half of 2008 of $6.6 million. The decline was substantially offset by a lower investment in working capital, primarily inventory, and receipt of a $26.6 million income tax refund.
     The change in inventory levels was a result of our strategy to maintain leaner inventories to improve our gross margins. Total inventories at August 1, 2009 were $145.5 million, down $64.1 million or 30.6% from August 2, 2008. We are comfortable with our planned apparel inventory levels for the fall season with our improved product flow enabling us to operate on a lower inventory level compared to last year.
Cash used in investing activities
     Cash used in investing activities was $13.2 million in the first half of 2009 compared to $17.4 million in the first half of 2008, an improvement of $4.2 million. Cash flows used in investing activities were primarily related to purchases of property and equipment. Cash used for purchases of property and equipment during the first half of 2009 was $13.2 million compared to $20.0 million during the first half of 2008. This $6.8 million decline in expenditures was a result of our planned decline in spending on new store openings, store renovations, and information technology due to the uncertain economic environment of late 2008 continuing into the first half of 2009. In the first half of 2009, we opened 11 new stores, and closed eight others. Included in these openings were ten upscale outlet stores opened in the second quarter of 2009. We expect to open eight more upscale outlet stores during the remainder of 2009. In an effort to further improve liquidity, we have decided to further reduce our capital spending in 2009. We expect to spend approximately $22.0 million in gross capital expenditures in 2009 primarily to support the rollout of our new upscale outlet stores which commenced opening in May 2009, a platform refresh of our e-commerce site, and renovation and refurbishment of certain of our existing store bases. This would reflect a decrease of approximately 50% in net capital expenditures from fiscal year 2008 expenditures.
Cash provided by financing activities
     Cash provided by financing activities was $18.2 million during the first half of 2009 compared to a cash use of $21.8 million during the first half of 2008. The improvement in cash provided by financing activities in 2009 was due to proceeds received from the $200.0 million term loan facility from AEON, and $30.0 million in borrowings under our AEON (U.S.A.) $50.0 million facility, as well as the suspension of the quarterly dividend payment that was approved by our Board of Directors in February 2009. Also during the first half of 2009, we paid down the remaining balance of approximately $200.0 million on our Acquisition Debt using the borrowings from AEON. In the first half of 2008, we paid $14.4 million in dividends. The dividends in 2008 were paid at a rate of $0.13 per share.
Critical Accounting Policies
     In our 2008 Annual Report on Form 10-K, we identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation. There have been no changes to our critical accounting policies for the quarter ended August 1, 2009.

Contractual Obligations
     For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. In connection with our disposition of the J. Jill brand business, (a) we transferred to the Purchaser 205 J. Jill store leases and subleased through December 2014 approximately 63,943 square feet of J. Jill office space, which at July 2, 2009 totaled $142.2 million in future aggregate lease payments extending to various dates in 2019 and as to which we remain contingently obligated, as transferor or sublessor, for the continued satisfaction by the Purchaser and (b) we retained 75 J. Jill store leases and approximately 62,926 square feet of office space, which at July 2, 2009 totaled $62.5 million in future aggregate lease payments extending to various dates in 2019, and we are currently in the process of seeking to settle these remaining liabilities. There were no other material changes to our contractual obligations during the first half of 2009.
Recently Adopted Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of the application of Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. We adopted FSP 157-2 effective February 1, 2009. See Note 11, Fair Value Measurements, for additional disclosures required under FSP 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements.
     In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. Including these shares in our earnings per share calculation during periods of net income may have the effect of reducing both our basic and diluted earnings per share amounts. However, in periods of net loss, no effect is given to the participating securities since they do not have an obligation to share in our losses. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP 03-6-1 also requires retroactive application to previously reported earnings per share amounts. We adopted FSP 03-6-1 effective February 1, 2009. The adoption of this standard did not impact the reported (loss) income per share for any of the periods included in this report.
     In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB-21”). FSP 107-1 and APB 28-1, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This standard also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in all interim financial statements. This standard is effective for interim and annual financial periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 effective August 1, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The standard is based on the same principles as those that currently exist in the auditing standards. This standard is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted this SFAS No. 165 effective August 1, 2009. See Notes 1 and 14 for the disclosures required by this standard.
Recently Issued Accounting Pronouncements
     In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88, and 106 (“SFAS No. 132 (R)”). FSP FAS No. 132 (R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. We are in the process of evaluating the impact, if any, FSP FAS No. 132 (R)-1 will have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of such a transfer on its financial position, financial performance and cash flows; and provide information as to a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for our fiscal year beginning January 31, 2010. We are in the process of evaluating the impact, if any, SFAS No. 166 will have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. Upon adoption, the FASB Accounting Standards Codification (“ASC”) established by SFAS No. 168 will become the source of authoritative generally accepted accounting principles in the United States, and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. SFAS No. 168 is effective for interim and annual financial periods beginning after September 15, 2009. We are in the process of evaluating the impact, if any, SFAS No. 168 will have on our consolidated financial statements.
Forward-looking Information
     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future financial performance, results or conditions, future credit facilities and availability, future merchandise purchases, future cash flow and cash needs, and other future financial performance or financial position constitutes forward-looking information. Our forward looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our internal plan, regular-price and markdown selling, operating cash flows, liquidity, and funds available under our credit facilities for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:
•	the material impact on our business, continuing operations and financial results of the significant deterioration in the U.S. economic environment, including continued substantial negative impact on consumer discretionary spending and consumer confidence, substantial loss of household wealth and savings, the disruption and significant tightening in the U.S. credit and lending markets, potentially long-term unemployment levels, and fluctuations in the value of the U.S. dollar, all of which continue to exert significant pressure on our business, continuing operations, liquidity and capital resources, and results of operations and which, if such macro-economic conditions continue or worsen, can be expected to continue to have an increasing impact on our business, continuing operations, liquidity and capital resources, and results of operations;
•	our ability to access on satisfactory terms or at all adequate additional financing and sources of liquidity necessary to fund our business and continuing operations and to obtain further increases in our credit facilities as may be needed from time to time;
•	our ability to generate sufficient liquidity whether through additional debt financing or other liquidity generating transactions to meet our near term and longer term cash needs;
•	our ability to consummate any asset securitization, asset collateralization or other similar financing transaction or transactions;
•	our ability to obtain extensions of commitment expiration dates and maturity dates of our existing credit facilities;
•	satisfaction of all borrowing conditions under our credit facilities including accuracy of all representations and warranties, no events of default, absence of material adverse effect or change, and all other borrowing conditions;

•	our ability to successfully execute, fund, and achieve our supply chain initiatives, anticipated lower inventory levels, future operating expense and other cost reductions, the success of the promotional cadence, and other initiatives to improve gross margins;
•	our ability to reduce spending as needed;
•	our ability to achieve our 2009 financial plan for operating results, working capital, liquidity and cash flows;
•	risks associated with the appointment of and transition to a new buying agent which will act as our exclusive global buying agent for most Talbots apparel products, and that the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected, and that, upon any cessation of the relationship for any reason, we would be able to successfully transition to an internal or other external sourcing function;
•	risk of ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with extended payment of accounts payable and risks and uncertainties in connection with any need to source merchandise from alternate vendors;
•	any disruption in our supply of merchandise;
•	the risk that anticipated benefits from the sale of the J. Jill brand business may not be realized or may take longer to realize than expected and the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill brand business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;
•	our ability to accurately estimate and forecast future regular-price and markdown selling, operating cash flows and other future financial results and financial position;
•	the success and customer acceptance of our new merchandise offerings including our seasonal fashions and merchandise offerings;
•	future store closings and success of and necessary funding for closing underperforming stores;
•	risk of impairment of goodwill and other intangible and long-lived assets;
•	the potential impact of public health concerns, including severe infectious diseases, particularly on our distribution and call center facility operations and the manufacturing operations of our vendors as well as the potential impact on store traffic;
•	our ability to maintain adequate system security controls;
•	risks associated with the bankruptcy or significant deterioration of one or more of our major national retail landlords;
•	the risk of continued compliance with NYSE continued listing conditions; and
•	the impact of the deterioration in investment return and net asset values in the capital markets and the impact on increased expense and funding for pension and other postretirement obligations.
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

     As of August 1, 2009, we had outstanding variable rate borrowings of $200.0 million under our $200.0 million term loan facility with AEON, $52.0 million under our revolving credit facilities, $48.0 million under term loans with other third party lenders, $50.0 million under a term loan from AEON (U.S.A.), and $156.5 million under our $165.0 million working capital facilities. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional interest expense charge of $0.5 million for the quarter ended August 1, 2009.
     We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 21 stores in Canada as of August 1, 2009. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.

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
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 1, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of August 1, 2009 because of the existence of the material weakness identified during our assessment of internal control over financial reporting as of January 31, 2009 and reported in our fiscal 2008 Annual Report on Form 10-K.
     As previously reported, during our evaluation as of January 31, 2009, we identified the following material weakness in internal control over financial reporting: we had ineffective operation of controls to ensure non routine, complex transactions and events were properly accounted for in accordance with accounting principles generally accepted in the United States of America. As a result of this identified weakness, material adjustments were identified and recorded in our books and records related to accounts associated with income taxes. While this weakness exists, income taxes and other accounts affected by non routine, complex transactions may be materially impacted.
     We plan to remediate this material weakness through the following actions:
•	Expand training for tax, accounting and finance personnel to further develop the knowledge base resident within the Company and ensure the adequacy of qualified, trained staff to address complex, non routine transactions;

•	Further enhance procedures to help ensure that the proper accounting for all complex, non routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording;

•	Strengthen the communication and collaboration amongst the various departments within the Company; and

•	Supplement our internal resources with external advisors with specialized expertise as non routine or complex issues arise.
     This material weakness is not remediated as of August 1, 2009 and will not be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.
Changes in Internal Control over Financial Reporting
     Our Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in our internal control over financial reporting during the quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.
     In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial position, or future results. The risks described in our 2008 Annual Report on Form 10-K are not intended to be exhaustive and are not the only risks facing the Company. There have been no material changes to Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     A summary of the repurchase activity under certain equity programs for the thirteen weeks ended August 1, 2009 is set forth below:

			Approximate Dollar
			Value of Shares
			that may yet be
	Total Number of		Purchased under the
	Shares Purchased	Average Price Paid	Equity Award
Period	(1)	per share	Programs (2)

May 3, 2009 through May 30, 2009	35,273	$0.04	$15,862
May 31, 2009 through July 4, 2009	180,871	0.29	13,825
July 5, 2009 through August 1, 2009	26,750	0.01	13,505

Total	242,894	$0.23	$13,505

1.	We repurchased 231,200 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

We also repurchased 11,694 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $4.48 per share.

2.	As of August 1, 2009, there were 1,350,514 shares of nonvested stock that were subject to buyback at $0.01 per share, or $13,505 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.

Item 4.	Submission of Matters to a Vote of Security Holders.
     On May 21, 2009, we held our Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected to serve as directors of the Company for a term of one year or until their successors are elected: John W. Gleeson, Tsutomu Kajita, Motoya Okada, Gary M. Pfeiffer, Yoshihiro Sano, Susan M. Swain, Trudy F. Sullivan, and Isao Tsuruta, constituting all of the members of the Board of Directors as of the Annual Meeting date. The election of directors was based on the following vote:

	Votes Cast For	Authority Withheld

John W. Gleeson	50,533,292	1,296,673
Tsutomu Kajita	44,913,456	6,916,509
Motoya Okada	45,566,533	6,263,432
Gary M. Pfeiffer	50,542,962	1,287,003
Yoshihiro Sano	46,494,668	5,335,297
Trudy F. Sullivan	46,503,741	5,326,224
Susan M. Swain	50,545,095	1,284,870
Isao Tsuruta	46,479,076	5,350,889

     The proposal to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the 2009 fiscal year was approved based on the following vote:
•	51,705,734 votes for

•	108,806 votes against

•	15,425 abstentions
Item 5. Other Information.
     On November 6, 2008, the Company filed a Current Report on Form 8-K to report that the Company had decided to pursue a sale of the J. Jill business. On November 25, 2008, the Company filed an amendment to that Form 8-K to report that it would record a material non-cash asset impairment charge related to J. Jill. On June 8, 2009, the Company filed a Form 8-K to report its entry into the Purchase Agreement for the sale of the J. Jill business, and that in connection with the sale, 75 J. Jill stores would be retained and closed by the Company, which the Company expected to result in material cash expenditures. See Note 4 to the condensed consolidated financial statements for information on estimated lease liabilities, of which, approximately $37.5 million relates to Quincy office space not being subleased or used and J. Jill store leases not sold, with the balance related to remaining lease exit liabilities for closed Kids and Mens stores. The calculation of such lease liabilities includes the discounted effects of future minimum lease payouts from the date of closure to the end of the remaining lease term, net of estimated sub-lease income that could be reasonably obtained for the properties or through lease termination settlements. Total cash expenditures for lease termination costs relating to Quincy office space not subleased or used and J. Jill stores that were not sold cannot yet be finally determined and will depend on the outcome of ongoing negotiations with third parties. As a result, such costs may vary materially from current estimates and management’s assumptions and projections may change materially. While the Company will endeavor to negotiate the amount of remaining lease obligations, there is no assurance it will reach acceptable negotiated lease settlements. The disclosure under this Item 5 updates the disclosure provided in the above previous filings.

Item 6.	Exhibits.

2.1	Asset Purchase Agreement, dated as of June 7, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC.(1)

10.1	Amendment No. 1, dated as of June 16, 2009, to the Employment Agreement dated August 6, 2007, by and between The Talbots, Inc. and Trudy F. Sullivan.(2)

10.2	Severance Agreement between The Talbots, Inc. and Richard T. O’Connell, Jr., effective as of April 30, 2009.(3)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(3)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company, and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company.(3)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2009.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 18, 2009.

(3)	Filed with this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 10, 2009

THE TALBOTS, INC.
By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)