Form 10-Q
period 2009-10-31
TALBOTS INC
filed 2009-12-10
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 09, 2009
Common Stock, $0.01 par value	55,039,102

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts in thousands except per share data

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net Sales	$308,891	$357,275	$919,707	$1,167,258

Costs and Expenses
Cost of sales, buying and occupancy	185,591	244,504	616,986	769,717
Selling, general and administrative	99,216	127,318	304,919	382,444
Restructuring charges	389	1,505	9,660	10,148
Impairment of store assets	1,320	2,223	1,351	2,576

Operating Income (Loss) from Continuing Operations	22,375	(18,275)	(13,209)	2,373

Interest
Interest expense	7,236	4,965	21,836	15,506
Interest income	34	61	253	246

Interest Expense — net	7,202	4,904	21,583	15,260

Income (Loss) Before Taxes from Continuing Operations	15,173	(23,179)	(34,792)	(12,887)

Income Tax Benefit	(291)	(8,416)	(10,957)	(4,679)

Income (Loss) from Continuing Operations	15,464	(14,763)	(23,835)	(8,208)

Loss from Discontinued Operations, net of taxes	(911)	(155,996)	(9,666)	(185,918)

Net Income (Loss)	$14,553	$(170,759)	$(33,501)	$(194,126)

Basic Net Income (Loss) per share:
Continuing Operations	$0.29	$(0.28)	$(0.44)	$(0.15)
Discontinued Operations	(0.02)	(2.91)	(0.18)	(3.48)

Net Income (Loss)	$0.27	$(3.19)	$(0.62)	$(3.62)

Diluted Net Income (Loss) per share:
Continuing Operations	$0.28	$(0.28)	$(0.44)	$(0.15)
Discontinued Operations	(0.02)	(2.91)	(0.18)	(3.48)

Net Income (Loss)	$0.26	$(3.19)	$(0.62)	$(3.62)

Weighted Average Number of Shares of Common Stock Outstanding:

Basic	53,856	53,489	53,768	53,411

Diluted	55,081	53,489	53,768	53,411

Cash Dividends Paid Per Share	$—	$0.13	$—	$0.39

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Amounts in thousands except share data

	October 31,	January 31,	November 1,
	2009	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$72,005	$16,718	$21,841
Customer accounts receivable — net	182,725	169,406	206,772
Merchandise inventories	165,892	206,593	226,343
Deferred catalog costs	7,751	4,795	10,192
Due from affiliates	1,789	376	279
Deferred income taxes	—	—	50,788
Income tax refundable	—	26,646	—
Prepaid and other current assets	49,579	35,277	50,761
Assets held for sale — current	—	109,966	256,150

Total current assets	479,741	569,777	823,126
Property and equipment — net	233,653	277,363	288,783
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Deferred income taxes	—	—	53,695
Other assets	14,912	12,756	22,680

Total Assets	$839,703	$971,293	$1,299,681

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$103,407	$122,034	$144,222
Accrued liabilities	150,674	148,356	132,445
Notes payable to banks	141,100	148,500	106,500
Current portion of long-term debt	80,000	70,377	116,542
Current portion of related party debt	8,506	—	—
Liabilities held for sale — current	—	94,190	95,070

Total current liabilities	483,687	583,457	594,779
Long-term debt less current portion	20,000	238,000	212,000
Related party debt less current portion	241,494	20,000	—
Deferred rent under lease commitments	124,126	115,282	118,838
Deferred income taxes	28,456	28,456	—
Other liabilities	132,501	164,195	136,891
Commitments
Stockholders’ (Deficit) Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 81,473,215 shares, 81,125,526 shares, and 80,937,126 shares issued, respectively, and 55,068,373 shares, 55,376,371 shares, and 55,292,511 shares outstanding, respectively	815	811	809
Additional paid-in capital	497,311	492,932	493,363
Retained (deficit) earnings	(52,779)	(19,278)	343,105
Accumulated other comprehensive loss	(50,028)	(67,079)	(14,659)
Treasury stock, at cost; 26,404,842 shares, 25,749,155 shares, and 25,644,615 shares, respectively	(585,880)	(585,483)	(585,445)

Total stockholders’ (deficit) equity	(190,561)	(178,097)	237,173

Total Liabilities and Stockholders’ (Deficit) Equity	$839,703	$971,293	$1,299,681

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in thousands

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,501)	$(194,126)
Loss from discontinued operations, net of tax	(9,666)	(185,918)

Net loss from continuing operations	(23,835)	(8,208)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	57,087	63,464
Impairment of store assets	1,351	2,576
Amortization of debt issuance costs	2,320	267
Deferred rent	(7,978)	1,096
Compensation expense related to stock-based awards	4,277	6,826
Loss (gain) on disposal of property and equipment	76	(21)
Deferred income taxes	(10,226)	(12,193)
Tax expense from options exercised	—	76
Excess tax benefit from options exercised	—	(122)
Changes in assets and liabilities:
Customer accounts receivable	(13,176)	3,733
Merchandise inventories	41,137	21,393
Deferred catalog costs	(2,956)	(3,943)
Due from affiliates	(1,413)	2,761
Prepaid and other current assets	(12,887)	(22,010)
Income tax refundable	26,646	—
Accounts payable	(17,719)	(971)
Accrued income taxes	—	(3,445)
Accrued liabilities	(16,179)	(24,943)
Other assets	(676)	8,425
Other liabilities	(5,041)	(5,548)

Net cash provided by operating activities	20,808	29,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(17,106)	(32,258)
Proceeds from disposal of property and equipment	61	2,555

Net cash used in investing activities	(17,045)	(29,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital notes payable, net	—	106,500
Proceeds from working capital notes payable	8,000	—
Payments on working capital notes payable	(15,400)	—
Proceeds from related party borrowings	230,000	—
Payments on long-term borrowings	(208,351)	(60,374)
Payment of debt issuance costs	(1,833)	(827)
Purchase of treasury stock	(397)	(1,467)
Proceeds from options exercised	—	887
Excess tax benefit from options exercised	—	122
Cash dividends	—	(21,562)

Net cash provided by financing activities	12,019	23,279

EFFECT OF EXCHANGE RATE CHANGES ON CASH	537	(249)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(26,103)	(7,578)
Investing activities	63,827	(18,541)
Effect of exchange rate changes on cash	29	(61)

	37,753	(26,180)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,072	(3,640)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,551	24,280
DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	1,382	1,201

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,005	$21,841

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     With respect to the unaudited condensed consolidated financial statements set forth herein, all adjustments, which consist only of normal recurring adjustments necessary to present a fair statement of the results for the interim periods, have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). All material intercompany accounts and transactions have been eliminated in consolidation. Subsequent events have been evaluated through December 10, 2009, the date of issuance of these condensed consolidated financial statements.
2. MANAGEMENT’S PLAN AND RECENT EVENTS
     The Company believes that the economic recession has had a significant impact on its business during 2008 and in 2009 to date, and anticipates that macroeconomic pressures will continue to impact consumer spending throughout the balance of 2009 and potentially beyond. Despite the challenging retail economic environment, the Company has achieved profitability in the third quarter 2009 following five consecutive quarters of operating losses.
     During 2008, the Company launched a comprehensive review of its entire business to develop a long-range strategy to strengthen the Company and to improve its operating performance. The Company’s primary objective was to reinvigorate its core Talbots brand and to streamline its operations. As a result, the Company made the decision to exit its Talbots Kids, Mens and U.K. operations. Beginning with the third quarter of 2008, the results of these businesses were reported as discontinued operations. These strategic initiatives have resulted in significant restructuring and impairment charges in 2008 and in 2009 to date. The Company’s restructuring charges primarily relate to activities intended to reduce costs.
     The implementation of the Company’s strategic plan began before the economic downturn that occurred in fall 2008. Earlier this year the Company made adjustments to its initiatives in response to the weakening economic environment, including actions designed to further streamline its organization, further reduce its cost structure and better optimize gross margin performance through stronger inventory management and improved initial mark-ups resulting from changes to its supply chain practices. Additionally, on July 2, 2009, it sold certain assets of its J. Jill business and exited activities associated with the J. Jill business, other than the remaining lease obligations for closed stores and corporate office space.
     A summary of the Company’s initiatives and actions taken to date intended to improve operating results, many of which the Company believes will continue to provide benefits into the fourth quarter 2009 and beyond are as follows:
•	In 2008, the Company completed the closing of its Kids, Mens, and U.K. businesses.

•	In October 2008, the Board of Directors approved a plan to sell the J. Jill business. On June 7, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Jill Acquisition LLC (the “Purchaser”), an affiliate of Golden Gate Capital, pursuant to which, the Purchaser agreed to acquire and assume from the Company certain assets and liabilities relating to the J. Jill business. On July 2, 2009, the Company completed the sale (the “Transaction”). For additional details regarding the Transaction, see Note 4.

•	Reduction in the Company’s corporate headcount. In June 2008 management reduced corporate headcount by approximately 9% across multiple locations at all levels. In February 2009 and in June 2009 management further reduced corporate headcount by approximately 17% and 20%, respectively.

•	Reduction in hours worked in its stores, distribution center and call center.

•	Elimination of matching contributions to its 401(k) plan for 2009, increased employee health care contributions for 2009, the elimination of merit increases for 2009 and the freezing of its defined benefit pension plans.

•	Broad-based non-employee overhead actions resulting in cost savings, primarily in the areas of administration, marketing and store operations.

•	In September 2009, the Company entered into a buying agency agreement with an affiliate of Li & Fung Limited, a Hong Kong-based global consumer goods exporter (“Li & Fung”), who effective September 2009, is acting as the exclusive global apparel sourcing agent for substantially all Talbots apparel. The exclusive agency does not cover certain other products (including swimwear, intimate apparel, sleepwear, footwear, fashion accessories, jewelry and handbags) as to which Li & Fung will act as Talbots non-exclusive buying agent at Talbots discretion. As a result of this agreement, the Company closed its Hong Kong and India sourcing offices and reduced its corporate sourcing headcount.

•	In 2009, the Company expects to reduce gross capital expenditures (excluding construction allowances received from landlords) by approximately 51.5% from 2008 spend levels of $44.7 million, which represented a 22.4% reduction from 2007 levels.

•	In February 2009, the Company’s Board of Directors approved the indefinite suspension of the Company’s quarterly cash dividend.
     As of October 31, 2009, the Company had a working capital deficit of $3.9 million and a stockholders’ deficit of $190.6 million. As of December 10, 2009, the Company has material debt obligations coming due in the next four months, with the majority of these maturities due in December 2009. The Company has undertaken several financing actions in 2008 and in 2009 to date to address the Company’s liquidity. These actions consisted of the following:
•	In July 2008, the Company entered into a $50.0 million unsecured subordinated working capital term loan facility with AEON (U.S.A.). The facility is scheduled to mature in January 2012 and requires interest-only payments until maturity. As of October 31, 2009, the Company is fully borrowed under this facility.

•	During the fourth quarter of 2008 and the first quarter of 2009, the Company converted all of its working capital lines of credit, amounting to $165.0 million in the aggregate, to committed lines with maturities in late December 2009.

•	In February 2009, the Company entered into a $200.0 million term loan facility agreement with AEON which was used to repay all outstanding indebtedness under its acquisition debt agreement related to its 2006 acquisition of J. Jill. The acquisition debt agreement required quarterly principal payments of $20.0 million. The $200.0 million term loan from AEON is an interest-only loan and is renewable at the Company’s option every six months until the maturity date. The Company has exercised its option to extend this loan to February 2010, and intends to exercise its options for at least the next 12 months. This loan contains no financial covenants and, subject to the Company exercising each of its extension options, will mature in February 2012. See Note 14 concerning the agreements entered into by the Company on December 8, 2009 and under which, subject to satisfaction of all conditions to and consummation of such transactions, all of the Company’s outstanding AEON indebtedness and bank indebtedness would be satisfied.

•	In February 2009, AEON guaranteed the Company’s outstanding debt under its existing working capital lines of credit totaling $165.0 million, its existing revolving credit facilities totaling $52.0 million, and its existing $48.0 million term loan facilities. In April 2009, AEON also agreed (i) that it would continue to provide a guaranty for a refinancing of any of that debt which matures on and before April 16, 2010 and (ii) if the lenders failed to agree to refinance that debt which matures on or before April 16, 2010, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to the Company, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any deficiency in the Company’s financial resources caused by any such failure to refinance that debt. The Company has outstanding short-term bank indebtedness of $221.1 million under credit facilities as of October 31, 2009 which terminate between late December 2009 and April 2010, which have not been extended or refinanced. The Company will rely on this AEON April 9, 2009 financial support commitment, in combination with using the Company’s existing $150.0 million AEON secured revolving credit facility, which has not been drawn on to date and which matures in April 2010, for the repayment of this short-term bank indebtedness. The Company is in discussions with AEON concerning the terms of this additional financing.

•	In April 2009, AEON also agreed to support the Company’s working capital improvement initiatives for the Company’s merchandise payables management and that it will use commercially reasonable efforts to provide the Company with financial support through loans or guarantees up to $25.0 million only if, and to the extent that, it may possibly fall short in achieving its targeted cash flow improvement for fall 2009 merchandise payables. As of December 10, 2009, the Company did not require such loans or guarantees for its fall 2009 merchandise payables.

•	In April 2009, the Company entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate amount equivalent to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to AEON. Subject to all borrowing conditions, amounts may be borrowed, repaid, and re-borrowed under the facility prior to its maturity date, and may be used for working capital and other general corporate purposes. As of December 10, 2009, the Company had not borrowed any funds under this facility.

•	The Company has eliminated all financial covenants from its debt agreements.
     On December 8, 2009, the Company entered into agreements (collectively, the “BPW Transactions”) which, in the aggregate, and subject to satisfaction of all conditions to and consummation of these transactions, will substantially reduce its indebtedness and significantly delever its balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into BPW with BPW surviving as a wholly-owned subsidiary of the Company, in exchange for the Company’s issuance of Talbots common stock to BPW stockholders; (ii) the retirement of all Talbots common stock currently held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), the Company’s majority shareholder and a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”), and the repayment of all of the Company’s then outstanding AEON debt and outstanding bank debt; and (iii) a third party loan commitment for a new $200.0 million senior secured revolving credit facility. The consummation of the transactions are subject to a number of conditions and there can be no assurance all conditions will be satisfied. If for any reason the transactions are not consummated, the Company would be dependent on its ability to adequately address its short-term and longer term indebtedness or other liquidity needs. The Company would continue to review all alternatives to address its debt structure and cash needs. There can be no assurance that these alternatives, if needed, would be successfully implemented, in which case it could materially adversely affect the Company, its liquidity and results of operations. These transactions are described further in Note 14.
     As of December 10, 2009, the Company has material debt obligations coming due in the next four months, with the majority due in December 2009, and the Company’s revolving loan facility with AEON expires in April 2010. See Note 10 for further details and descriptions of the above financing actions. See Note 14 concerning the agreements entered into by the Company on December 8, 2009 related to repayment of the Company’s outstanding indebtedness.
3. SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
     In July 2009, the Company implemented the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the source of authoritative Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. The ASC does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into accounting topics, and displays all topics using a consistent structure. The adoption of ASC did not have any effect on the Company’s consolidated financial statements.
     In May 2009, the Company adopted new guidance on subsequent events (included within ASC 855 Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. In response to this guidance, management has evaluated subsequent events through December 10, 2009, which is the date that the Company’s consolidated financial statements were filed with the SEC.
     In April 2009, the FASB issued additional guidance on fair value measurements (included within ASC 825, Financial Instruments). The application of this guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of this guidance on August 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
     In June 2008, the FASB issued additional guidance on the earnings per share impact of unvested share-based awards with participation rights in distributed earnings (included within ASC 260, Earnings Per Share). The guidance clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. Including these shares in the Company’s earnings per share calculation during periods of net income may have the effect of reducing both its basic and diluted earnings per share amounts. However, in periods of net loss, no effect is given to the participating securities since they do not have an obligation to share in the losses of the Company. The application of this guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The guidance also requires retroactive application to previously reported earnings per share amounts. The Company’s adoption of this guidance on February 1, 2009 did not impact the reported (loss) income per share for any of the periods included in this report.
     In February 2008, the FASB issued additional guidance on fair value measurements (included within ASC 820, Fair Value Measurements and Disclosures). The guidance delays the effective date of the application of the guidance to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company adopted the application of this guidance effective February 1, 2009. See Note 11, Fair Value Measurements, for additional disclosures required under the guidance for non-financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
     In June 2009, the FASB issued guidance on the transfer of financial assets. The guidance was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of such a transfer on its financial position, financial performance and cash flows, and provide information as to a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective for the Company’s fiscal year beginning January 31, 2010. The Company is in the process of evaluating the impact, if any, the guidance will have on its consolidated financial statements.
     In December 2008, the FASB issued additional guidance on disclosure of the assets of a defined benefit pension or other postretirement plan (included within ASC 715, Compensation—Retirement Benefits). The guidance requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. Since the guidance only requires enhanced disclosures the adoption of the application will not have an impact on the Company’s consolidated financial statements.
4. DISCONTINUED OPERATIONS
     The Company’s discontinued operations include the Talbots Kids, Mens, and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business, which was sold on July 2, 2009. Their operating results have been classified as discontinued operations within the Company’s condensed consolidated statements of operations for all periods presented.
     On June 7, 2009, the Company entered into a Purchase Agreement with the Purchaser for the sale of the J. Jill business, pursuant to which the Purchaser agreed to acquire and assume from the Company certain assets and liabilities relating to the J. Jill business. On July 2, 2009, the Company completed the sale for a cash purchase price of $75.0 million less $8.1 million of adjustments based on estimated working capital at closing and other adjustments of $0.6 million as provided in the Purchase Agreement, resulting in cash received from the Purchaser of $66.3 million. This cash purchase price is subject to further post-closing adjustments, including final closing working capital, as provided in the Purchase Agreement. As part of the J. Jill assets sold to the Purchaser pursuant to the Purchase Agreement, the Purchaser also became entitled to $1.9 million of cash and cash equivalents, which were part of the transfer of the purchased assets, resulting in net cash proceeds of $64.4 million. The final working capital adjustment will likely be settled in the fourth quarter of 2009 and is not expected to have a material impact on the consolidated financial statements.
     Under the terms of the Purchase Agreement, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser as part of the Transaction and a sublease through December 2014 of approximately 63,943 square feet of space at the Company’s 126,869 square foot leased office facility in Quincy, MA used for the J. Jill offices. Certain subsidiaries of the Company remain contingently liable for obligations and liabilities transferred to the Purchaser as part of the Transaction including those related to leases and other obligations transferred to and assumed by the Purchaser, as to which obligations and liabilities the Company now relies on the Purchaser’s creditworthiness as a counterparty. If any material defaults were to occur which the Purchaser does not satisfy or fully indemnify us against, it could have a material negative impact on the Company’s financial condition and results of operations. The Company has accrued a guarantee liability for the estimated exposure related to these guarantees, which is subject to future adjustment and could vary materially from estimated amounts.
     Under the terms of the Company’s $200.0 million term loan agreement with AEON, the Company is subject to certain mandatory prepayment obligations including payment of net sale proceeds after selling costs and amounts for other costs to settle obligations and liabilities related to the sale and disposal of the J. Jill business. The final payment is subject to final working capital adjustments as well as the outcome of ongoing negotiations with landlords to settle J. Jill lease liabilities. The Company expects to finalize the net proceeds that will be used to pay down a portion of the $200.0 million term loan in accordance with the loan agreement in the fourth quarter 2009. It currently estimates this payment to be approximately $8.5 million.
     During the thirteen and thirty-nine weeks ended October 31, 2009, the Company recorded a $0.3 million and $6.0 million loss on the sale and disposal of the J. Jill business, respectively. The loss recorded in the third quarter 2009 is due to working capital adjustments and adjustments to the estimated lease liabilities recorded in connection with the sale and disposal of the J. Jill business relating to lease terminations of the J. Jill stores that were not sold, and Quincy office space that is not being subleased or used. Lease termination costs are recorded at the time a store is closed or existing space is vacated. Total cash expenditures to settle lease liabilities cannot yet be finally determined and will depend on the outcome of ongoing negotiations with third parties. As a result, such costs may vary materially from current estimates and management’s assumptions and projections may change materially. While the Company will endeavor to negotiate the amount of remaining lease obligations, there is no assurance it will reach acceptable negotiated lease settlements.
     The calculation of estimated lease liabilities includes the discounted effects of future minimum lease payments from the date of closure to the end of the remaining lease term, net of estimated sub-lease income that could be reasonably obtained for the properties or through lease termination settlements. The Company recorded estimated lease termination liabilities as of August 1, 2009 relating to exit activities associated with discontinued operations, including Quincy office space not being subleased or used, J. Jill stores not sold, and closed Kids and Mens stores, of $41.4 million. During the third quarter of 2009 the Company made cash payments of approximately $11.6 million, recorded charges of $4.5 million which include accretion of interest and increases in reserves, and recorded other income due to favorable settlements of estimated lease liabilities of $5.2 million, resulting in a total estimated liability of $29.1 million as of October 31, 2009. Of this liability, approximately $12.3 million is expected to be paid out within the next 12 months and is included within accrued liabilities in the Company’s consolidated financial statements as of October 31, 2009.
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
     The operating results of the J. Jill business and the results of Talbots Kids, Mens and U.K. businesses, which have been presented as discontinued operations, are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(in thousands)
Net sales	$1	$109,020	$178,297	$369,489

Loss from discontinued operations before income taxes	(612)	(211,145)	(3,639)	(259,494)
Income tax benefit	—	(55,149)	—	(73,576)

Loss from discontinued operations	(612)	(155,996)	(3,639)	(185,918)

Loss on disposal	(299)	—	(6,027)	—

Loss from discontinued operations	$(911)	$(155,996)	$(9,666)	$(185,918)

Discontinued operations reported during the thirteen and thirty-nine weeks ended October 31, 2009 do not reflect an income tax benefit, as the Company recorded a valuation allowance for substantially all of its deferred taxes and incurred losses in both continuing and discontinued operations. Income tax benefits allocated to discontinued operations during the thirteen and thirty-nine weeks ended November 1, 2008 represents the incremental effect of tax benefits attributable to these operations.
     Presented below is a summarized balance sheet for the J. Jill assets and liabilities held for sale.

	October 31,	January 31,	November 1,
	2009	2009	2008
		(in thousands)
Merchandise inventories	$—	$50,250	$57,185
Other current assets	—	9,217	16,865
Property and equipment — net	—	15,899	117,400
Trademarks	—	30,200	32,100
Other intangible assets — net	—	4,400	32,600

Assets held for sale — current	$—	$109,966	$256,150

Accounts payable	$—	$30,262	$28,936
Accrued liabilities	—	26,890	31,329
Deferred rent under lease commitments	—	35,327	33,000
Other liabilities	—	1,711	1,805

Liabilities held for sale — current	$—	$94,190	$95,070

5. RESTRUCTURING CHARGES
     As part of the Company’s strategic plan to strengthen the business, the Company has implemented several initiatives, including reducing headcount and employee benefit costs, shuttering non-core businesses, and reducing office space among others, during 2008 and 2009 to date. In February 2009, the Company reduced its corporate headcount by 17%, and in June 2009 the Company further reduced its corporate headcount by 20% including the elimination of open positions. In August 2009, the Company reorganized its global sourcing activities and entered into a buying agency agreement with Li & Fung, whereby effective September 2009, Li & Fung is acting as the exclusive global apparel sourcing agent for substantially all Talbots apparel. In connection with this reorganization, the Company closed its Hong Kong and India sourcing offices and reduced its corporate sourcing headcount.
     In connection with these initiatives, the Company incurred $0.4 million and $1.5 million of restructuring charges during the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, and $9.7 million and $10.1 million of restructuring charges during the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.
     Below is a roll-forward of the restructuring liabilities, which are included within accrued liabilities in the Company’s condensed consolidated balance sheets as of October 31, 2009 and November 1, 2008:

		Corporate - Wide
	Strategic Initiatives
		Lease	Non-cash
	Severance	Related	Charges (Income)	Total
		(in thousands)
Balance at January 31, 2009	$10,882	$—	$—	$10,882
Charges (income)	8,390	2,109	(839)	9,660
Cash payments	(15,811)	(543)	—	(16,354)
Non-cash items	—	(641)	839	198

Balance at October 31, 2009	$3,461	$925	$—	$4,386

		Corporate - Wide
	Strategic Initiatives
			Non-cash
	Severance	Consulting	Charges (Income)	Total
	(in thousands)
Balance at February 2, 2008	$678	$1,532	$—	$2,210
Charges (income)	7,983	4,054	(1,889)	10,148
Cash payments	(3,924)	(5,586)	—	(9,510)
Non-cash items	—	—	1,889	1,889

Balance at November 1, 2008	$4,737	$—	$—	$4,737

     The non-cash items primarily consist of adjustments to stock-based compensation expense related to stock awards forfeited by terminated employees. Of the $4.4 million remaining balance of restructuring liabilities at October 31, 2009, $2.4 million is expected to be paid during 2009, $1.4 million is expected to be paid in 2010, and $0.6 million is expected to be paid in years 2011 through 2016.
6. INCOME TAXES
     The Company provides for income taxes during interim periods based on the estimated effective tax rate for the full year. Cumulative adjustments to the Company’s estimates are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. Discrete tax events are accounted for in the period in which they occur.
     A valuation allowance was established during the fourth quarter of 2008 for substantially all deferred tax assets based on all available evidence including the Company’s recent history of losses. Forming a conclusion that a valuation allowance is not needed when cumulative losses exist requires a sufficient amount of positive evidence to support recovery of the deferred tax assets. As a result of the Company’s evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses to support recovery of its deferred tax assets. Accordingly, the Company continues to provide for a full valuation allowance.
     The tax benefit for the third quarter 2009 is due to adjustments to the liabilities for uncertain tax positions plus additional tax benefit on the other comprehensive income recognized during the quarter as discrete items. The tax benefit for year-to-date 2009 is primarily due to the Company, during the first quarter of 2009, allocating a tax benefit of approximately $10.6 million to continuing operations with a corresponding provision included within other comprehensive income recognized during the quarter. The Company remeasured its pension obligation as a result of the Company’s decision to freeze all future benefits under its Pension Plans during the first quarter of 2009. The remeasurement resulted in the Company recording a gain in its other comprehensive income and the tax provision on the other comprehensive income was recognized. There were no material adjustments to the Company’s recorded liability for unrecognized tax benefits in aggregate during the thirteen and thirty-nine weeks ended October 31, 2009.
7. COMPREHENSIVE INCOME (LOSS)
     The following is the Company’s comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended
	October 31,	November 1,
	2009	2008
	(in thousands)
Net income (loss)	$14,553	$(170,759)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of $0.6 million and $0.6 million, respectively	(371)	(709)
Change in pension and postretirement plan liabilities, net of tax expense of $0.0 million and $0.0 million, respectively	(175)	(25)

Comprehensive income (loss)	$14,007	$(171,493)

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2009	2008
	(in thousands)
Net loss	$(33,501)	$(194,126)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax (benefit) expense of $(0.6) million and $0.9 million, respectively	1,102	(1,540)
Change in pension and postretirement plan liabilities, net of tax expense of $10.8 million and $0.3 million, respectively	15,949	355

Comprehensive loss	$(16,450)	$(195,311)

8. STOCK-BASED COMPENSATION
     The Company records stock compensation expense over the term of the award, net of estimated forfeitures. Adjustments to the estimated forfeiture rates are recorded when estimates are updated or conditions change. The condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 include the following stock-based compensation expense (income) related to stock option awards, nonvested stock awards, and restricted stock units (“RSUs”):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
		(in thousands)
Cost of sales, buying and occupancy	$154	$(349)	$572	$(301)
Selling, general and administrative	1,994	3,534	4,544	9,016
Restructuring charges	(27)	(226)	(839)	(1,889)

Compensation expense related to stock-based awards	$2,121	$2,959	$4,277	$6,826

     Due to greater than expected terminations that occurred during the thirty-nine weeks ended October 31, 2009 and November 1, 2008, the Company revised its estimate of expected forfeitures of stock based awards. During the thirty-nine weeks ended October 31, 2009 and November 1, 2008, the Company recognized $2.1 million and $2.7 million, respectively, as a reduction of compensation expense as a result of a change in forfeiture rates.
     When the termination is a direct result of the Company’s strategic business plan, the benefit is recorded within restructuring charges in the Company’s condensed consolidated statements of operations. During the thirty-nine weeks ended October 31, 2009 and November 1, 2008, the Company recorded a net benefit of $0.8 million and

$1.9 million, respectively, in restructuring charges to account for the revision in estimated forfeiture rates relating to its restructuring activities.
     Stock Options
     The Company measures the fair value of stock options on the date of grant by using the Black-Scholes option-pricing model. The estimated weighted average fair value of options granted during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $1.73 and $3.26 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2009	2008
Weighted average risk free interest rate	2.0%	2.7%
Weighted average expected life of option grants	4.8 years	5.3 years
Weighted average expected volatility of underlying stock	83.8%	47.6%
Expected dividend rate	0.0%	4.9%
     A summary of stock option activity during the thirty-nine weeks ended October 31, 2009 is presented below:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per share	(in years)	Value
				(in thousands)
Outstanding at January 31, 2009	9,410,953	$27.24
Granted	1,775,050	2.63
Exercised	—	—
Forfeited	(342,130)	12.78
Expired	(318,238)	15.35

Outstanding at October 31, 2009	10,525,635	$23.92	3.5	$11,201

Excercisable at October 31, 2009	8,316,503	$28.77	2.0	$13

     Nonvested Stock Awards and RSUs
     A summary of nonvested stock award and RSU activity for the thirty-nine weeks ended October 31, 2009 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
Nonvested at January 31, 2009	2,003,660	$16.28
Granted	369,689	3.04
Vested	(407,784)	19.30
Forfeited	(526,900)	15.05

Nonvested at October 31, 2009	1,438,665	$12.47

9. NET INCOME (LOSS) PER SHARE
     The weighted average shares used in computing basic and diluted net income (loss) per share are presented below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(in thousands)
Shares for computation of basic net income (loss) from continuing operations per share	53,856	53,489	53,768	53,411
Effect of stock compensation plans	1,225	—	—	—

Shares for computation of diluted net income (loss) from continuing operations per share	55,081	53,489	53,768	53,411

     The computation of diluted net income (loss) per share excludes the following awards since the net effect would be antidilutive:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Stock Options	8,852,069	9,398,955	10,525,635	9,398,955
Nonvested stock and RSU awards	—	1,986,509	1,438,665	1,986,509

Total	8,852,069	11,385,464	11,964,300	11,385,464

10. DEBT
     A summary of outstanding debt is as follows:

	October 31,	January 31,	November 1,
	2009	2009	2008
	(in thousands)
Acquisition Debt	$—	$200,000	$220,000
Revolving Credit Agreements	52,000	80,000	80,000
Term Loans	48,000	20,000	20,000
Related Party Debt	250,000	20,000	—
Working Capital Lines of Credit (Notes payable to banks)	141,100	148,500	106,500
Tilton Facility Loan	—	8,377	8,705

Total debt	491,100	476,877	435,205
Less current maturities	(229,606)	(218,877)	(223,205)

Long term-debt, less current portion	$261,494	$258,000	$212,000

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
     The AEON Loan is an interest-only loan until maturity. Interest on the AEON Loan is at a variable rate equal to LIBOR plus 6.00% (LIBOR is the six month London interbank offer rate expressed as a percentage rate per annum). At October 31, 2009, the interest rate was 6.77%. Interest on the AEON Loan is payable semi-annually in arrears. No loan facility fee is payable as part of the AEON Loan. The AEON Loan initially matured on August 31, 2009. During the continuing term of the loan, the Company has the option to extend the maturity for additional six month periods, up to the third anniversary of the loan closing date, which is February 27, 2012. The Company has extended the maturity date of this loan to February 26, 2010 and intends to extend the maturity for at least the next 12 months; therefore the debt is classified as non-current on the condensed consolidated balance sheet. The AEON Loan is subject to mandatory prepayment as follows: (a) 50% of excess cash flow (as defined in the agreement), (b) 100% of net cash proceeds of a sale of the J. Jill business and 75% of net cash proceeds on any other asset sales or dispositions, and (c) 100% of net cash proceeds of any non-related party debt issuances and 50% of net cash proceeds of any equity issuances (subject to such exceptions as to debt or equity issuances as the lender may agree to). The AEON Loan may be voluntarily prepaid, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred upon not less than three business days’ prior written notice, at the option of the Company at any time. Upon any voluntary or mandatory prepayment, the Company will reimburse the lender for costs associated with early termination of any currency hedging arrangements related to the loan. The Company expects to finalize the net proceeds from the sale of the J. Jill business that will be used to pay down a portion of the $200.0 million term loan in accordance with the loan agreement in the fourth quarter 2009. It currently estimates this payment to be approximately $8.5 million. Under the terms of the AEON Loan agreement, the Company may not incur, assume, guarantee or otherwise become or remain liable with respect to any indebtedness other than permitted indebtedness as defined in the agreement. Written consent of the lender in its discretion will be required prior to incurrence of indebtedness, liens, fundamental changes including mergers and consolidations, dispositions of property including sales of stock of subsidiaries, dividends and other restricted payments, investments, transactions with affiliates and other related parties, sale leaseback transactions, swap agreements, changes in fiscal periods, negative pledge clauses, and clauses restricting subsidiary distributions, all on terms set forth in the agreement. The Company is also limited in its ability to purchase or make commitments for capital expenditures in excess of amounts approved by AEON as lender. The AEON Loan contains no financial covenants. See Note 14 concerning the agreements entered into by the Company on December 8, 2009 and under which, subject to satisfaction of all conditions to and consummation of such transactions, all of the Company’s outstanding AEON indebtedness and bank indebtedness would be satisfied.
     Revolving Credit Agreements — As of October 31, 2009, the Company had revolving credit agreements with two banks (the “Revolving Credit Agreements”) that provide for maximum available borrowings of $52.0 million. Interest on the revolving credit facilities are at variable rates of LIBOR plus 0.625% for two $18.0 million loans and Fed Funds plus 0.75% for a $16.0 million loan, and are set at the Company’s option, for periods of one, three, or six months payable in arrears. At October 31, 2009, the weighted average interest rate on the loans was 1.5%. Of the $52.0 million outstanding under the Revolving Credit Agreements as of October 31, 2009, $34.0 million is due in January 2010, and $18.0 million is due in April 2010. See Note 14 concerning the agreements entered into by the Company on December 8, 2009 related to the repayment of the Company’s outstanding indebtedness.
     Term Loans — As of October 31, 2009, the Company had $48.0 million in term loans outstanding with two banks: a $28.0 million loan which matures in December 2009 and a $20.0 million loan which matures in April 2012. Interest on the $28.0 million loan is payable monthly and the borrowing rate is set monthly at a rate determined by the lender to be its effective cost of funds plus 1%. At October 31, 2009 the borrowing rate was 1.3%. Interest on the $20.0 million term loan is due every six months and is fixed at 5.9% for the remaining interest periods through April 2012. See Note 14 concerning the agreements entered into by the Company on December 8, 2009 related to the repayment of the Company’s outstanding indebtedness.
     Related Party Term Loan with AEON (U.S.A.) — In July 2008, the Company entered into a $50.0 million unsecured subordinated working capital term loan credit facility with AEON (U.S.A.) (the “AEON Facility”). The AEON Facility is scheduled to mature and AEON (U.S.A.)’s commitment to provide borrowings under the AEON Facility would expire on January 28, 2012. Under the terms of the AEON Facility, the financing is the unsecured general obligation of the Company and is subordinated to the Company’s other financial institution indebtedness existing as of the closing date. The AEON Facility may be used by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Interest on outstanding principal under the AEON Facility is at a rate equal to three-month LIBOR plus 5.0% (5.3% at October 31, 2009). The Company was required to pay an upfront commitment fee of 1.5% (or $0.8 million) to AEON (U.S.A.) at the time of execution and closing of the loan credit facility agreement. The Company is required to pay a fee of 0.5% per annum on the undrawn portion of the commitment, payable quarterly in arrears. The AEON Facility had originally included covenants relating to the Company and its subsidiaries that were substantially the same in all material respects as under the Acquisition Debt. In March 2009, an amendment was executed between the Company and AEON (U.S.A.) to remove the financial covenants from the facility. As of October 31, 2009, the Company had $50.0 million in borrowings outstanding under the AEON Facility. See Note 14 concerning the agreements entered into by the Company on December 8, 2009 related to repayment of the Company’s outstanding indebtedness.
     Working Capital Lines of Credit (Notes payable to banks) — The Company has $165.0 million of working capital lines of credit with four banks as of October 31, 2009 and November 1, 2008. The lines are committed through late December 2009. Each borrowing bears interest for interest periods of six months or less as mutually established by the Company and the respective lenders, with such interest payable on the last day of each interest period or, in the event that the interest period exceeds three months, three months after the first day of the interest period. The interest rate is a rate determined by the respective lenders to be their effective cost of funds plus an amount not lower than 0.625% and not higher than 1.3%. At October 31, 2009 and November 1, 2008, the Company had $141.1 million and $106.5 million, respectively, outstanding on these facilities. The weighted average interest rate on the outstanding loans was 1.2% at October 31, 2009.
     Secured Revolving Loan Facility with AEON — In April 2009, the Company entered into a $150.0 million secured revolving loan facility with AEON. Interest under this facility is one month LIBOR plus 6.0%. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate amount equivalent to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to AEON. Amounts may be borrowed, repaid, and re-borrowed under the facility prior to its maturity date, and may be used for working capital and other general corporate purposes, including vendor payments. The facility is secured by the Company’s Talbots charge card receivables, its corporate facility in Hingham, MA and its Lakeville, MA distribution facility. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear expected, and will ensure that at least $135.0 million of Talbots charge card receivables are owed to the Company and that at least 90% of such Talbots charge card receivables are eligible receivables as defined in the agreement, and arise in the ordinary course of business, and are owed free and clear of all liens, except permitted liens, measured as of the last day of any calendar month. The Company will need to obtain AEON’s written consent as lender prior to, among other things, incurring indebtedness, fundamental changes (including mergers, consolidation, etc.), disposing of property (including sales of stocks of subsidiaries), payments or investments, undertaking transactions with affiliates and other related parties, consummating sale leaseback transactions, swap agreements, negative pledges, and clauses restricting subsidiary distributions and lines of business, all set forth in the agreement. The facility requires payment of an upfront fee of 1.0% of the commitment prior to borrowing. The facility also provides for prepayment and loan maturity in the event the Company was to consummate certain qualified transactions, such as securitization or sale of its Talbots charge card portfolio or certain asset collateralizations. This facility has no financial covenants. The Company’s ability to draw on the facility is subject to various borrowing conditions set forth in the credit agreement including no events of default, the absence of any material adverse effect, solvency conditions, accuracy of all representations and warranties, compliance with covenants, and other borrowing conditions. As of December 10, 2009, the Company had not borrowed any funds under this facility. See Note 14 concerning the agreements entered into by the Company on December 8, 2009 related to repayment of the Company’s outstanding indebtedness.
AEON Guarantees — In February 2009, AEON guaranteed the Company’s outstanding debt under its existing working capital facilities totaling $165.0 million, and under its revolving credit and term loan facilities totaling $100.0 million. In April 2009, AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which matures on and before April 16, 2010 and (ii) if the lender failed to agree to refinance that debt which matures on or before April 16, 2010, or if any other condition occurred that required AEON to make a payment under its existing guaranty, AEON would make a loan to the Company, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any deficiency in the Company’s financial resources caused by such failure to refinance that debt. The Company has outstanding short-term bank indebtedness of $221.1 million under credit facilities as of October 31, 2009 which terminate between late December 2009 and April 2010, which have not been extended or refinanced. The Company will rely on this AEON April 9, 2009 financial support commitment, in combination with using the Company’s existing $150.0 million AEON secured revolving credit facility, which has not been drawn on to date and which matures in April 2010, for the repayment of this short-term bank indebtedness. The Company is in discussions with AEON concerning the terms of this additional financing.

     In April 2009, AEON also agreed to support the Company’s working capital improvement initiatives for the Company’s merchandise payables management and that it will use commercially reasonable efforts to provide the Company with financial support through loans or guarantees up to $25.0 million only if, and to the extent that, it may possibly fall short in achieving its targeted cash flow improvement for fall 2009 merchandise payables. As of December 10, 2009, the Company did not require such loans or guarantees for its fall 2009 merchandise payables.
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
     Letters of Credit —The Company’s letter of credit agreements of $265.0 million held at February 2, 2008, which were used primarily for the purchase of merchandise inventories, were canceled during 2008. In July 2008, the Company executed an addendum to its financing agreement with one bank, allowing the Company to utilize its existing $75.0 million short term working capital line of credit facility with the bank for letters of credit. The available capacity under this $75.0 million short term working capital line of credit facility, which matures in late December 2009, is reduced by any letters of credit outstanding. For periods following the term of this working capital facility, the Company will need to seek alternative letter of credit facilities, as needed, which cannot be assured. At October 31, 2009, January 31, 2009, and November 1, 2008 the Company held $13.8 million, $14.8 million, and $5.1 million, respectively, of outstanding letters of credit.
11. FAIR VALUE MEASUREMENTS
     The Company adopted guidance for fair value measurements (included within ASC 820, Fair Value Measurements and Disclosures) as of February 3, 2008, with the exception of the application of the guidance to nonrecurring nonfinancial assets and nonfinancial liabilities that was delayed. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of include those that were measured at fair value for the purpose of impairment testing for goodwill, indefinite lived intangible assets, and long-lived assets. On February 1, 2009, the Company adopted the application of the guidance for nonrecurring nonfinancial assets and nonfinancial liabilities that had been delayed.
     This guidance established a three-tier fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company did not have any financial or nonfinancial assets or liabilities carried at fair value as of October 31, 2009 that are subject for disclosure within the three-tier hierarchy except as noted below.
     The following table summarizes assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

		Fair Value Measurements Using
		Quoted Prices	Significant		Three months
		in Active	Other	Significant	ended
		Markets for	Observable	Unobservable	October 31,
		Identical Assets	Inputs	Inputs	2009
	31-Oct-09	(Level 1)	(Level 2)	(Level 3)	Total Losses
	in thousands
Long-lived assets	$1,320	$—	$—	$1,320	$1,320

Total	$1,320	$—	$—	$1,320	$1,320

     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The amount of impairment loss is based upon the fair value of the long-lived asset compared to the carrying value.
          The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The carrying value of cash, accounts receivable, and accounts payable approximates their fair market values due to their short-term nature. The estimated fair value of the Company’s debt could differ materially from its carrying value. The Company believes it is impracticable to determine the fair value of the debt as of October 31, 2009 due to the uncertainty surrounding the ultimate approval of the pending transactions (see Note 14) and the Company’s liquidity situation. The Company has recorded its investments in life insurance policies at their cash surrender value. The Company’s pension plan assets are disclosed in accordance with guidance in Note 15, Benefit Plans, of its 2008 Annual Report on Form 10-K.
12. SEGMENT INFORMATION
          The following is the Stores Segment and Direct Marketing Segment information for the Company for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended
	October 31, 2009			November 1, 2008
	(in thousands)
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total

Net sales	$255,429	$53,462	$308,891	$303,475	$53,800	$357,275
Direct profit	31,629	16,984	48,613	14,776	5,974	20,750

	Thirty-Nine Weeks Ended
	October 31, 2009			November 1, 2008
			(in thousands)
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total

Net sales	$766,665	$153,042	$919,707	$982,848	$184,410	$1,167,258
Direct profit	57,824	28,063	85,887	101,786	31,278	133,064
          The following reconciles direct profit to income (loss) from continuing operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
		(in thousands)
Total direct profit for reportable segments	$48,613	$20,750	$85,887	$133,064
Less: indirect expenses	26,238	39,025	99,096	130,691

Operating income (loss) from continuing operations	22,375	(18,275)	(13,209)	2,373
Interest expense, net	7,202	4,904	21,583	15,260

Income (loss) before taxes from continuing operations	15,173	(23,179)	(34,792)	(12,887)
Income tax (benefit) expense	(291)	(8,416)	(10,957)	(4,679)

Income (loss) from continuing operations	$15,464	$(14,763)	$(23,835)	$(8,208)

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
          The components of the Pension Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
		(in thousands)
Service expense earned during the period	$—	$2,388	$—	$7,106
Interest expense on projected benefit obligation	2,282	2,455	6,694	7,181
Expected return on plan assets	(1,840)	(2,656)	(5,668)	(7,607)
Curtailment loss	—	—	124	—
Prior service cost net amortization	1	17	5	51
Net amortization of loss	252	388	716	866

Net pension expense	$695	$2,592	$1,871	$7,597

          The components of the SERP expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
		(in thousands)
Service expense earned during the period	$—	$86	$—	$313
Interest expense on projected benefit obligation	292	323	874	947
Curtailment (gain) loss	—	—	(451)	7
Prior service cost net amortization	—	5	—	19
Net amortization of loss	—	—	—	14

Net SERP expense	$292	$414	$423	$1,300

          The components of the Postretirement Medical Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
		(in thousands)
Service expense earned during the period	$—	$(1)	$—	$1
Interest expense on accumulated post- retirement benefit obligation	11	3	15	11
Curtailment gain	—	—	(442)	—
Prior service cost net amortization	(383)	(424)	(1,133)	(848)
Net amortization of loss	137	119	357	(65)

Net postretirement medical credit	$(235)	$(303)	$(1,203)	$(901)

          As a result of the decision to discontinue future benefits being earned under the Pension Plan and SERP, there is no service expense recorded for 2009.
          During the thirteen and thirty-nine weeks ended October 31, 2009, the Company was required to make contributions of $0.1 million and $3.8 million, respectively, to the Pension Plan. The Company expects to make required contributions of $0.3 million to the Pension Plan during the remainder of 2009. During the thirteen and thirty-nine weeks ended November 1, 2008, the Company was required to make contributions of $2.9 million and $8.4 million, respectively. The Company did not make any voluntary contributions to the Pension Plan during the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. Included within other liabilities in the Company’s condensed consolidated balance sheets are net projected benefit obligations in excess of plan assets for the Pension Plan, SERP and Postretirement Medical Plan. The net benefit obligations in excess of plan assets for the Pension Plan are $59.8 million, $88.3 million, and $34.9 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
14. SUBSEQUENT EVENTS
          On December 8, 2009, the Company entered into agreements (collectively, the “BPW Transactions”) which, in the aggregate, and subject to satisfaction of all conditions to and the consummation of such BPW Transactions, will substantially reduce its level of outstanding indebtedness and significantly delever its balance sheet, consisting of three related transactions:
(i)	An Agreement and Plan of Merger between the Company and BPW, pursuant to which a wholly-owned subsidiary of the Company will merge with and into BPW with BPW surviving as a wholly-owned subsidiary of the Company, in exchange for the Company’s issuance of Talbots common stock to BPW stockholders. BPW is a publicly-traded special purpose acquisition company. The floating exchange ratio mechanism under the merger agreement provides that BPW shareholders will receive a range of 0.9000 to 1.3235 Talbots shares for each BPW share, determined by dividing $11.25 by the volume weighted average price per share of Talbots common stock for the 15 trading days ending 5 trading days prior to the BPW stockholder vote on approval of the transaction;

(ii)	The retirement of all Talbots common stock currently held by the Company’s majority stockholder, AEON (U.S.A.), and the repayment of all of the Company’s then outstanding AEON indebtedness and outstanding bank indebtedness. Following completion of the transaction, AEON will hold no Talbots debt or equity (other than one million warrants for Talbots common stock with an exercise price equal to the market price of such common stock at closing of the transactions);

(iii)	A third party loan commitment for up to a new $200.0 million senior secured revolving credit facility, the proceeds of which, subject to satisfaction of all conditions to and the consummation of such credit facility, will be used to fund the transactions and for the Company’s ongoing working capital needs.
          The Company’s transaction with BPW will be effected by means of an Agreement and Plan of Merger, pursuant to which, upon consummation, BPW will merge with, and into, a subsidiary of Talbots. Under the terms of the transaction:
•	Talbots will receive gross cash proceeds sufficient to consummate the transactions contemplated by the Agreement and Plan of Merger.

•	BPW common shares would be exchanged for the equivalent of $11.25 per BPW share in Talbots common stock through a floating exchange ratio of 0.9000 to 1.3235 Talbots shares for each BPW share.

•	BPW public warrants will be exchanged for Talbots common stock, or new Talbots warrants with a 5 year term and a strike price equal to the product of 1.3 times the volume weighted average price per share of Talbots common stock for the 15 trading days ending 5 trading days prior to the BPW stockholder vote, subject to certain proration terms providing that 50% of such BPW public warrants are converted into Talbots warrants and 50% of BPW public warrants are converted into Talbots common stock; depending upon the Talbots common stock volume weighted average price per share during the relevant period, the BPW public warrants would be converted into a maximum of 2.3 million shares of Talbots common stock and 23.2 million Talbots warrants.
          In addition, the Company entered into an agreement with AEON pursuant to which, upon consummation, the Company will repay all AEON outstanding indebtedness and outstanding bank indebtedness guaranteed by AEON, totaling $491.1 million, and retire AEON’s 29.9 million shares of Talbots common stock, for total cash consideration of $491.1 million and one million Talbots warrants granted to AEON with an at market strike price determined at closing.
          BPW will call a special meeting of its stockholders to vote to approve the transaction and to vote to approve an extension of the term of BPW’s existence beyond its existing expiration date of February 26, 2010. If BPW stockholders approve the transaction and the extension, Talbots will commence an exchange offer for the exchange of BPW warrants for Talbots common stock or Talbots warrants as described above. AEON as the Company’s majority stockholder, has approved the issuance of Talbots common stock in the transaction and no further vote of the Company’s stockholders will be required to complete the transaction.
          The transaction is subject to customary closing conditions, including expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, the transaction is conditioned upon, among other conditions, the following:
•	The approval of the transaction by BPW shareholders;

•	Holders of at least 90% of BPW’s public warrant holders agreeing to exchange their warrants for Talbots common stock or Talbots warrants as described above;

•	Consummation of the debt financing described above or alternative financing providing for net proceeds of no less than $200 million.
          The above BPW acquisition, AEON transaction and secured revolving credit facility are related and dependent on, and subject to, satisfaction of all conditions to closing and consummation concurrently of all of these transactions, as to which there can be no assurance. The foregoing is a general summary of the BPW Transactions and is subject in all respect to the terms and conditions of all of the applicable agreements for these transactions, which will be filed by the Company with the SEC on Current Report on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this document, as well as our 2008 Annual Report on Form 10-K.
          We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended October 31, 2009 and November 1, 2008 are referred to as the third quarter 2009 and 2008, respectively. The thirty-nine weeks ended October 31, 2009 and November 1, 2008 are referred to herein as year-to-date 2009 and 2008, respectively.
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
Recent Developments
          On December 8, 2009, we entered into agreements (collectively, the “BPW Transactions”) which, in the aggregate, and subject to satisfaction of all conditions to and consummation of these transactions, will substantially reduce our indebtedness and significantly delever our balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of Talbots will merge with and into BPW with BPW surviving as a wholly-owned subsidiary of Talbots, in exchange for our issuance of Talbots common stock to BPW stockholders; (ii) the retirement of all Talbots common stock currently held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”) our majority shareholder and a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”), and the repayment of all of our then outstanding AEON debt and outstanding bank debt; and (iii) a third party loan commitment for a new $200 million senior secured revolving credit facility. The consummation of the transactions are subject to a number of conditions and there can be no assurance all conditions will be satisfied. If for any reason the transactions are not consummated, we would be dependent on our ability to adequately address our short-term and longer term indebtedness or other liquidity needs. We would continue to review all alternatives to address our debt structure and cash needs. There can be no assurance that these alternatives, if needed, would be successfully implemented, in which case it could materially adversely affect our Company, our liquidity and results of operations. These transactions are described further in Note 14 to our condensed consolidated financial statements.
          We believe that the economic recession has had a significant impact on our business during 2008 and in 2009 to date, and anticipate that macroeconomic pressures will continue to impact consumer spending throughout the balance of 2009 and likely beyond. Despite the challenging retail economic environment, we have achieved profitability in the third quarter 2009 following five consecutive quarters of operating losses, reflecting significant progress in executing our strategic plan to improve operating performance. Key initiatives that drove this improvement were in the areas of improved merchandise, brand building, inventory management, expense control and sourcing practices.
          The implementation of our strategic plan began before the economic downturn occurred in fall 2008. Earlier this year we made adjustments to our initiatives in response to the weakening economic environment, including actions designed to further streamline our organization, further reduce our cost structure and better optimize gross margin performance through stronger inventory management and improved initial mark-ups, resulting from changes to our supply chain practices. We experienced significant benefits in our 2009 third quarter operating results from these actions.
          We have been measuring our progress by monitoring sequential improvements in our performance. For example, beginning with the first quarter 2008, we experienced a sharp downturn in sales that continued over the next four quarters. However, in the second quarter 2009, sales began to stabilize and we achieved a modest increase in sales in the third quarter 2009 compared to sales in the second quarter 2009.
          Throughout the year we also have steadily reduced our inventory levels, while shifting the mix of our inventory toward a stronger presentation of full price versus markdown product. This was a significant change in our inventory composition compared to the spring season and the prior year. Our goal in the third quarter 2009 was to be far less promotional compared to 2008 and to present the customer with a strong presentation of fresh, full-price merchandise. As a result, we experienced a healthy improvement in full price selling, particularly in September and October, which contributed to a stronger than anticipated gross margin in the third quarter 2009.
          We have also made significant improvements in our sourcing practices, which have resulted in ongoing improvement in initial mark-up (“IMU”) year-to-date. In the third quarter 2009, we improved gross margin by

$10.5 million compared to the prior year period, despite a $48.4 million decrease in net sales compared to the prior year. In August 2009, we entered into a buying agency agreement with an affiliate of Li & Fung Limited (“Li & Fung”), a Hong Kong-based global consumer goods exporter, which effective September 2009 is acting as our exclusive global apparel sourcing agent for substantially all Talbots apparel. The exclusive agency does not cover certain other products (including swimwear, intimate apparel, sleepwear, footwear, fashion accessories, jewelry and handbags) as to which Li & Fung will act as our non-exclusive buying agent at our discretion. As a result of this agreement, we reduced operating expenses in the third quarter 2009, as we have downsized our internal sourcing organization as well as closed our sourcing offices in Hong Kong and India. We anticipate it will further benefit IMU in 2010 when Li & Fung is fully engaged in the complete sourcing process.
          We established a goal of reducing annualized expenses by $150.0 million by the end of fiscal 2010. Approximately 80% of this reduction is expected to be realized in SG&A. We reduced SG&A by approximately $19.5 million in first quarter 2009, $30.0 million in the second quarter 2009, and another $28.1 million in third quarter 2009 resulting in total reductions in SG&A of $77.5 million in year-to-date 2009 as compared to the prior year. These reductions reflect significant progress toward achieving our $150.0 million annualized expense savings goal. As a result, by the end of fiscal 2009, we anticipate we will be close to achieving our fiscal 2010 goal of $150.0 million in annualized cost savings.
          Progress on all of these initiatives has produced a significant improvement in our third quarter 2009 operating results, resulting in income from continuing operations of $15.5 million for the third quarter 2009. These strategic improvements can be seen by our sequential improvement in narrowing operating losses from continuing operations. In the fourth quarter 2008 our operating loss from continuing operations declined $94.7 million compared to the fourth quarter 2007. We reduced that decline in operating loss from continuing operations to $54.5 million in the first quarter 2009 compared to first quarter 2008, and further reduced the decline to $1.7 million in the second quarter 2009 compared to the second quarter 2008. In the third quarter 2009 we experienced an improvement in operating income from continuing operations of $40.7 million compared to the third quarter 2008.
          A summary of our initiatives and actions taken to date to improve operating results, many of which we believe will continue into the fourth quarter 2009 and beyond are as follows:
•	Reduction in our corporate headcount. In June 2008 we reduced corporate headcount by approximately 9% across multiple locations at all levels. In February 2009 and in June 2009 we further reduced corporate headcount by approximately 17% and 20%, respectively.

•	Reduction in hours worked in our stores, distribution center and call center.

•	Elimination of matching contributions to our 401(k) plan for 2009, increased employee health care contributions for 2009, the elimination of merit increases for 2009 and the freezing of our defined benefit pension plans.

•	Broad-based non-employee overhead actions resulting in cost savings, primarily in the areas of administration, marketing and store operations.
          We anticipate that the initiatives outlined above will continue to benefit our operating results in the fourth quarter 2009. We currently anticipate sequential improvement in IMU and SG&A expenses, and a continuation of stabilized top line sales; however, due to significantly increased promotional activity and seasonality that historically occurs during our fourth quarter, as well as the continuing potential impact of economic factors, the expected improvement in gross margin and other benefits are expected to be reduced for the fourth quarter 2009 compared to the third quarter 2009.
          While we believe that all of these initiatives will continue to provide ongoing benefits, there can be no assurance that our actions will be sufficient to produce operating profits or positive operating cash flows. The current economic environment has been characterized by a significant decline in consumer discretionary spending and we expect these economic conditions to continue throughout 2009 and possibly beyond. We believe that continued improved operating results depend on our ability to access sufficient sources of liquidity to satisfy our debt, working capital needs and other cash requirements, continue to respond to a difficult economic environment, execute on our strategic initiatives and cost reduction programs, design and deliver customer-appropriate merchandise, and source our products on a competitive and cost efficient basis. Further discussion of our efforts to improve our cash flow position are included in the Liquidity and Capital Resources section below.

Results of Continuing Operations
          The following table sets forth the percentage relationship to net sales of certain items in our condensed consolidated statements of operations for the periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	60.1%	68.4%	67.1%	65.9%
Selling, general and administrative expenses	32.1%	35.6%	33.2%	32.8%
Restructuring charges	0.1%	0.4%	1.1%	0.9%
Impairment of store assets	0.4%	0.6%	0.2%	0.2%
Operating (loss) income from continuing operations	7.3%	-5.0%	-1.6%	0.2%
Interest expense, net	2.3%	1.4%	2.3%	1.3%
Income (loss) before taxes from continuing operations	5.0%	-6.4%	-3.9%	-1.1%
Income tax benefit	-0.1%	-2.3%	-1.2%	-0.4%
Income (loss) from continuing operations	5.1%	-4.1%	-2.7%	-0.7%
Net Sales
          Net sales consist of store sales and direct marketing sales. Direct marketing sales include our catalog and Internet channels. The following table shows net store sales, net direct marketing sales, and comparable stores sales for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net store sales	$255.4	$303.5	$766.7	$982.8
Net direct marketing sales	53.5	53.8	153.0	184.4

Total net sales	$308.9	$357.3	$919.7	$1,167.2

Comparable store sales	-15.9%	-13.9%	-22.8%	-10.9%
          Net sales during the third quarter 2009 declined by $48.4 million, or 13.5%, compared to net sales during the third quarter 2008. Our third quarter 2009 net sales results were slightly better than expected, driven by improved full-price selling. Net sales during the thirty-nine weeks ended October 31, 2009 declined by $247.5 million, or 21.2%, compared to net sales during the thirty-nine weeks ended November 1, 2008.
Store Sales
          Store sales during the third quarter 2009 declined by $48.1 million, or 15.8%, compared to store sales during the third quarter 2008. We experienced a 9.5% decline in customer traffic and a 5.1% decline in the rate of converting traffic to transactions, which resulted in a 14.1% decline in the number of transactions. Additionally, we experienced a 1.2% decline in units per transaction and a 0.5% decline in average unit retail, which resulted in a 1.8% decline in dollars per transaction.
          We have reason to believe that customer perception of our merchandise is improving despite the decline that we experienced in sales and certain other related metrics. Market research we conducted during the quarter indicates that our best customers, those who spend the most money shopping with us, gave our merchandise its highest rating in recent years. Our lower spenders gave our merchandise its highest rating in recent years as well, although not as high of a rating as our best customers.
          Year-to-date 2009 store sales declined by $216.1 million, or 22.0%, compared to year-to-date 2008. We experienced a 13.7% decline in customer traffic and a 3.9% decline in the rate of converting traffic to transactions, which resulted in a 17.1% decline in the number of transactions. Additionally, we experienced a 5.1% decline in units per transaction and a 1.8% decline in average unit retail, which resulted in a 6.9% decline in dollars per transaction. The sales metrics reflect the lackluster customer shopping behaviors that we experienced in the first half of 2009, that are partially a result of the uncertain economic environment.
          As of October 31, 2009, we operated a total of 589 retail stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively. This represents a decrease in gross and selling square footage of 2.6% from November 1, 2008 when we operated 595 retail stores with gross and selling square footage of 4.3 million square feet and 3.3 million square feet, respectively.
Direct Marketing Sales
          Direct marketing sales during the third quarter 2009 declined by $0.3 million, or 0.1%, compared to net sales during the third quarter 2008. The percentage of our net sales derived from direct marketing increased to 17.3% during the third quarter 2009 from 15.1% during the third quarter 2008. We have driven the increase in the percentage of business coming from the direct marketing channel by more aggressively selling and promoting direct marketing sales that originate in our stores via red-line phones, which are direct lines to our telemarketing center. Internet sales during the third quarter 2009 represented 68% of our direct marketing sales excluding store originated sales, compared to 63% during the third quarter of 2008. We invested in a new Internet platform that went live in August 2009 offering our customer an enhanced shopping experience via our website with many additional features available. We believe this new website contributed to the increase in Internet sales as a percentage of direct marketing.
          Year-to-date 2009 net sales declined by $31.4 million, or 17.0%, compared to year-to-date 2008. The decline in direct marketing sales is reflective of similar shopping behavior that impacted stores; however, the percentage of our net sales derived from direct marketing increased to 16.6% during year-to-date 2009 from 15.8% during year-to-date 2008. Internet sales during year-to-date 2009 represented 67% of our total direct marketing sales excluding store originated sales, compared to 58% during year-to-date 2008.
Cost of Sales, Buying and Occupancy Expenses
          The following table shows cost of sales, buying, and occupancy expenses in dollars (in millions) and as a percentage of net sales for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Cost of sales, buying, and occupancy expenses	$185.6	$244.5	$617.0	$769.7
Percentage of net sales	60.1%	68.4%	67.1%	65.9%
          Cost of sales, buying and occupancy expenses decreased 830 basis points in the third quarter 2009 as compared to the third quarter 2008. This decrease is primarily a result of an approximate 1,000 basis point reduction in cost of sales, of which 980 basis points are a result of improvement in pure merchandise gross margin, reflecting the benefits of the improvement in our sourcing business practices as well as strong inventory management. The improvement in cost of sales is offset by a 150 basis point increase in occupancy costs, and a 20 basis point increase in buying costs, both of which reflected reductions in actual costs compared to the third quarter 2008 despite having risen as a percentage of net sales.
          Year-to-date 2009 cost of sales, buying and occupancy expenses increased 120 basis points over the prior year. This increase is primarily a result of an approximate 290 basis point increase in occupancy costs, and an approximate 90 basis point increase in buying costs, both of which reflected reductions in actual costs compared to the prior year despite having risen as a percentage of net sales. These increases are offset by a 260 basis point reduction in cost of sales, primarily due to improvement in pure merchandise gross margin, reflecting the benefits of the change in our sourcing business practices.

Selling, General, and Administrative Expenses
          The following table shows selling, general, and administrative expenses (“SG&A”) in dollars (in millions) and as a percentage of net sales for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Selling, general, and administrative expenses	$99.2	$127.3	$304.9	$382.4
Percentage of net sales	32.1%	35.6%	33.2%	32.8%
          SG&A decreased 350 basis points in the third quarter 2009 compared to the third quarter 2008. This represents a decline in SG&A expenses of $28.1 million, or 22.1%, from the prior year. Year-to-date 2009 SG&A expense increased 40 basis points over the prior year; however SG&A expenses during year-to-date 2009 decreased by $77.5 million, or 20.3%, compared to year-to-date 2008.
          We established a goal of reducing annual expenses by $150.0 million by the end of fiscal 2010. Approximately 80% of this reduction is expected to be realized in SG&A. Our reductions in SG&A in the third quarter and year-to-date 2009 over the prior periods represent the significant progress we have made toward achieving this goal. Primarily our expense reductions during the third quarter and year-to-date 2009 were realized in payroll and employee benefits, with the balance in other corporate overhead expenses. By the end of fiscal 2009, we anticipate we will be close to achieving our fiscal 2010 goal of $150.0 million in annualized cost savings.
Restructuring Charges
          The following table shows restructuring expenses in dollars (in millions) and as a percentage of net sales for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Restructuring expenses	$0.4	$1.5	$9.7	$10.1
Percentage of net sales	0.1%	0.4%	1.1%	0.9%
          The restructuring charges incurred in the third quarter 2009 primarily relate to the reorganization of our global sourcing activities which resulted in us entering into a buying agency agreement with Li & Fung effective September 2009, whereby Li & Fung is acting as our exclusive global apparel sourcing agent for substantially all Talbots apparel. As a result of this reorganization, we closed our Hong Kong and India sourcing offices as well as reduced our corporate sourcing headcount.
          The year-to-date 2009 restructuring charges primarily relate to severance costs due to the corporate headcount reductions announced in June 2009, estimated costs to settle lease liabilities for a portion of our Tampa, Florida data center that is no longer being used, and costs associated with the reorganization of our global sourcing activities as described above.
          The restructuring charges in the third quarter and year-to-date 2008 primarily relate to severance and consulting costs.

Impairment of Store Assets
          The following table shows impairment of store assets in dollars (in millions) and as a percentage of net sales for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Impairment of store assets	$1.3	$2.2	$1.4	$2.6
Percentage of net sales	0.4%	0.6%	0.2%	0.2%
          As part of our strategic initiatives, we are closely monitoring stores to identify stores that are underperforming and closing stores when appropriate. When we determine that a store is underperforming or is to be closed, we reassess the expected future cash flows of the store, which in some cases results in an impairment charge.
Net Interest Expense
          The following table shows net interest expense and average total debt outstanding in dollars (in millions) and the average interest rate on borrowings for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net interest	$7.2	$4.9	$21.6	$15.3
Average total debt outstanding	491.2	441.2	502.3	463.6
Average interest rate on borrowings	4.5%	3.7%	4.6%	3.7%
          Net interest expense for the third quarter and the thirty-nine weeks ended October 31, 2009 increased from the same periods in 2008 due to higher average borrowing levels and higher average interest rates.
Income Tax Benefit
          The following table shows our income tax benefit in dollars (in millions) and our effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Income tax benefit	$(0.3)	$(8.4)	$(11.0)	$(4.7)
Effective tax rate	-1.9%	36.3%	31.5%	36.3%
          Our effective tax rate decreased in the thirteen and thirty-nine weeks ended October 31, 2009 as compared to the same periods of the prior year due to a valuation allowance recorded in 2009.
          We provide for income taxes during interim periods based on the estimated effective tax rate for the full year. Cumulative adjustments to our estimates are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. Discrete tax events are accounted for in the period in which they occur.
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

          The tax benefit for the third quarter 2009 is due to adjustments to the liabilities of uncertain tax positions plus additional tax benefit on the other comprehensive income recognized during the quarter. The tax benefit for year-to-date 2009 is primarily due to an allocated tax benefit of approximately $10.6 million to continuing operations with a corresponding provision included within other comprehensive income recognized during the first quarter of 2009. We remeasured our pension obligation as a result of our decision to freeze all future benefits under our Pension Plans during the first quarter of 2009. The remeasurement resulted in us recording a gain in our other comprehensive income and the tax provision on the other comprehensive income was recognized. There were no material adjustments to our recorded liability for unrecognized tax benefits in aggregate during the thirteen and thirty-nine weeks ended October 31, 2009.
DISCONTINUED OPERATIONS
          In 2008, we announced our decision to discontinue our Talbots Kids and Mens businesses. In April 2008, we announced our decision to discontinue our U.K. business. A strategic review of our Company had concluded that these businesses did not demonstrate the potential to deliver an acceptable long-term return on investment. As of the end of the third quarter 2008, all Talbots Kids, Mens, and U.K. businesses ceased operations and all stores were closed. Their operating results have been classified as discontinued operations within our condensed consolidated statements of operations for all periods presented.
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
Liquidity and Capital Resources
          We require substantial liquidity to satisfy our short-term and longer term debt maturities, address our level of outstanding indebtedness and leverage, implement our strategic turnaround efforts and operate our business, and we are dependent on our ability to address and resolve our short-term and longer term debt maturities and other liquidity needs. We finance our working capital needs, operating costs, capital expenditures, strategic initiatives and restructurings, and debt and interest payment requirements through cash generated by operations, access to working capital and other third party and AEON credit facilities, and credit from our vendors under open account purchases. The substantial deterioration in the U.S. economy and decline in consumer discretionary spending had a significant impact on our sales, operating profits and cash flows in 2008 and into 2009 to date, which we expect to continue. For the thirty-nine weeks ended October 31, 2009 and November 1, 2008 our cash flows provided by operating activities from our continuing operations were $20.8 million and $29.2 million, respectively. As of October 31, 2009, we had a working capital deficit of $3.9 million and a stockholders’ deficit of $190.6 million. A continuation or further deterioration in global economic conditions would continue to have a further negative impact on our business. We expect that the current conditions in the global economy will continue during the remainder of 2009 and beyond. In response, and with our focus now on our Talbots brand, in late 2008, we began to implement a series of key initiatives designed to streamline our organization, reduce our cost structure and optimize our gross margin performance through strong inventory management and improved initial mark-ups resulting from changes to our supply chain practices. We also undertook several financing actions in 2008 and 2009 to improve our liquidity position. These actions consisted of the following:
•	In July 2008, we entered into a $50.0 million unsecured subordinated working capital term loan agreement with AEON (U.S.A.), which matures in January 2012 and requires interest-only payments until maturity. We are fully borrowed under this facility.

•	During the fourth quarter of 2008 and the first quarter of 2009, we converted all of our working capital lines of credit, amounting to $165.0 million in the aggregate, to committed lines of credit with maturities in late December 2009.

•	In February 2009, we entered into a $200.0 million term loan facility agreement with AEON which was used to repay all outstanding indebtedness under our acquisition debt agreement related to our 2006 acquisition of J. Jill. This acquisition debt agreement required quarterly principal payments of $20.0 million. The $200.0 million term loan from AEON is an interest-only loan and is renewable at our option every six months during the continuing term of this loan agreement, until the maturity date. We have exercised our option to extend this loan to February 2010 and intend to extend the maturity for at least the next 12 months. This loan contains no financial covenants, and subject to our exercising each of our extension options during the continuing term of this loan agreement, would mature in February 2012. See Short-Term Maturities and Current Liquidity section below. We are subject to certain mandatory prepayment obligations including payment of net sale proceeds after selling costs and amounts for other costs to settle obligations and liabilities related to the sale and disposal of the J. Jill business. We expect to finalize the net proceeds from the sale of the J. Jill business that will be used to pay down a portion of the $200.0 million term loan in accordance with the loan agreement in the fourth quarter 2009. We currently estimate this payment to be approximately $8.5 million. See Note 14 to our condensed consolidated financial statements concerning the agreements entered into by the Company on December 8, 2009 relating to the repayment our outstanding indebtedness.
•	In February 2009, AEON guaranteed our outstanding debt under our existing working capital lines of credit totaling $165.0 million, our existing revolving credit facilities totaling $52.0 million, and our existing $48.0 million term loan facilities. In April 2009, AEON also agreed (i) that it would continue to provide a guaranty for a refinancing of any of that debt which matures on and before April 16, 2010 and (ii) if the lenders failed to agree to refinance that debt which matures on or before April 16, 2010, or if any other condition occurred that required AEON to make a payment under the existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s existing loan guaranty, to avoid any deficiency in our financial resources caused by any such failure to refinance or extend maturities. We have outstanding short-term bank indebtedness of $221.1 million under credit facilities as of October 31, 2009 which terminate between late December 2009 and April 2010, which have not been extended or refinanced. We will rely on this AEON April 9, 2009 financial support commitment, in combination with using our existing $150.0 million AEON secured revolving credit facility, which has not been drawn on to date and which matures in April 2010, for the repayment of this short-term bank indebtedness. We are in discussions with AEON concerning the terms of this additional financing.

•	In April 2009, AEON also agreed to support our working capital improvement initiatives for our merchandise payables management and that it would use commercially reasonable efforts to provide us with financial support through loans or guarantees up to $25.0 million only if, and to the extent that, we may possibly fall short in achieving our targeted cash flow improvement for fall 2009 merchandise payables. As of December 10, 2009, we did not require such loans or guarantees for our fall 2009 merchandise payables.

•	In April 2009, we entered into a $150.0 million secured revolving loan facility with AEON. The facility matures upon the earlier of (i) April 17, 2010 or (ii) the consummation of one or more securitization programs or structured loans by us or our subsidiaries in an aggregate amount equivalent to the revolving loan commitment amount, approved in advance by AEON and in form and substance satisfactory to AEON. Subject to all borrowing conditions, amounts may be borrowed, repaid, and re-borrowed under the facility prior to its maturity date and may be used for working capital and other general corporate purposes. As of December 10, 2009, we had not borrowed any funds under this facility.

•	We have eliminated all financial covenants from our debt agreements.

•	On December 8, 2009, we entered into agreements (collectively, the “BPW Transactions”) which, in the aggregate, and subject to satisfaction of all conditions to and consummation of these transactions, will substantially reduce our indebtedness and significantly delever our balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW pursuant to which a wholly-owned subsidiary of Talbots will merge with and into BPW with BPW surviving as a wholly-owned subsidiary of Talbots, in exchange for our issuance of Talbots common stock to BPW stockholders; (ii) the retirement of all Talbots common stock currently held by our majority stockholder, AEON (U.S.A.), and the repayment of all of our then outstanding AEON debt and outstanding bank debt; and (iii) a third party loan commitment for a new $200.0 million senior secured revolving credit facility. The consummation of the transactions are subject to a number of conditions and there can be no assurance all conditions will be satisfied. If for any reason the transactions are not consummated, we would be dependent on our ability to adequately address our short-term and longer term indebtedness or other liquidity needs. We would continue to review all alternatives to address our debt structure and cash needs. There can be no assurance that these alternatives, if needed, would be successfully implemented, in which case it could materially adversely affect our Company, our liquidity and results of operations. These transactions are described further in Note 14 to our condensed consolidated financial statements.

We have the following debt obligations due in the near term under our revolving credit facilities and term loans:
•	$28.0 million in December 2009

•	$34.0 million in January 2010, and

•	$18.0 million in April 2010.
          We also have third party working capital facilities, for $165.0 million, with commitment expiration dates in late December 2009. Our revolving loan facility with AEON expires in April 2010. Payment of all of the above indebtedness has been guaranteed to each lender by AEON.
          We have taken the following actions to address current economic conditions and operating performance:
•	In 2008, we completed the closing of our Kids, Mens, and U.K. businesses. These businesses were not considered strategic to our ongoing operations.

•	In July 2009, we completed the sale of the J. Jill business for a cash purchase price of $75.0 million less working capital adjustments as provided in the Purchase Agreement, resulting in net cash received from the Purchaser of $64.4 million. This net cash purchase price is subject to further post-closing adjustments, including final closing working capital, as provided in the Purchase Agreement. The final working capital adjustment will likely be determined in the fourth quarter 2009.

•	We established a goal of reducing annual expenses by $150.0 million by the end of fiscal 2010. Approximately 80% of this reduction is expected to be realized in SG&A. By the end of fiscal 2009, we anticipate we will be close to achieving our fiscal 2010 goal of $150.0 million in annualized cost savings,

•	We also took the following actions intended to improve gross margins:
•	Changed the promotional cadence to monthly markdowns rather than our historical four clearance sales events per year.

•	We are holding a leaner inventory position, concentrating on better product flow and content, and we adopted a new price optimization tool.

•	Entered into a buying agency agreement in August 2009 with Li & Fung, who effective September 2009 is acting as the exclusive global apparel sourcing agent for substantially all our apparel. We believe this relationship with Li & Fung will allow us to simplify and centralize our sourcing activities, which we anticipate during the term of this arrangement will further reduce our cost of goods sold and internal operating expenses and improve our time to market.
•	In 2009, we expect to reduce our gross capital expenditures (excluding construction allowances received from landlords) by approximately 51.5% from 2008 spend levels which were $44.7 million.

•	Our Board of Directors approved the indefinite suspension of our quarterly cash dividend in February 2009.
          Under our 2009 financial plan we have forecasted substantial cost savings from many of these initiatives based on a number of significant assumptions which if achieved would improve our cash flow. Assuming that we are successful in executing these strategic and realignment initiatives, there can be no assurance that our assumptions or expectations will prove to be accurate or that the results achieved will be sufficient to negate the impact of the current economic conditions on our operating results.
          Because economic conditions and discretionary consumer spending are not expected to substantially improve in the near term, we expect to continue to consider further realignment and rationalization initiatives and actions to further reduce and adjust our costs relative to our sales and operating results. We currently plan to close approximately 23 underperforming Talbots stores in 2009, a number of which relate to store leases that expire during 2009 or pursuant to existing early termination right provisions. We also continue to review store performance and expect to continue to close underperforming stores. While we endeavor to negotiate the amount of remaining lease obligations on store closings, there is no assurance we will reach acceptable negotiated lease settlements, particularly in the current economic environment. As a result, costs to close underperforming stores can be expected to be significant and may vary materially from forecasts. Our 2009 financial plan also includes projected store lease expense reductions through discussions and negotiations with our landlords, although there can be no assurance that these efforts will be successful.
          During the thirteen and thirty-nine weeks ended October 31, 2009, we recorded a $0.3 million and $6.0 million loss on the sale and disposal of the J. Jill business, respectively. The loss recorded in the third quarter 2009 is due to working capital adjustments and adjustments to the estimated lease liabilities recorded in connection with the sale and disposal of the J. Jill business relating to lease terminations of the J. Jill stores that were not sold, and

Quincy office space that is not being subleased or used. Lease termination costs are recorded at the time a store is closed or existing space is vacated. The calculation of such liabilities includes the discounted effects of future minimum lease payments from the date of closure to the end of the remaining lease term, net of estimated sub-lease income that could be reasonably obtained for the properties or through lease termination settlements. Total cash expenditures to settle lease liabilities cannot yet be finally determined and will depend on the outcome of ongoing negotiations with third parties. As a result, such costs may vary materially from current estimates and management’s assumptions and projections may change materially. While we will endeavor to negotiate the amount of remaining lease obligations, there is no assurance we will reach acceptable negotiated lease settlements.
     Under the terms of the Purchase Agreement for the J. Jill business, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser as part of the Transaction and a sublease through December 2014 of approximately 63,943 square feet of space at our 126,869 square foot leased office facility in Quincy, MA used for the J. Jill offices. Certain of our subsidiaries remain contingently liable for obligations and liabilities transferred to the Purchaser as part of the Transaction including those related to leases and other obligations transferred to and assumed by the Purchaser, as to which obligations and liabilities we now rely on the Purchaser’s creditworthiness as a counterparty. If any material defaults were to occur which the Purchaser does not satisfy or fully indemnify us against, it could have a material negative impact on our financial condition and results of operations. We have accrued a guarantee liability for the estimated exposure related to these guarantees, which is subject to change. Total actual amounts may vary materially from estimated amounts.
     There can be no assurance that the current economic downturn and our sales trends and operating results may not continue longer than we expect, or may not take longer to recover than we have planned, or that we may not achieve such targeted cost savings and cash improvement goals. As a result there can be no certainty our cash needs may not be greater than we anticipate or have planned for. Our ability to meet cash needs and to satisfy our operating and other non-operating costs will depend upon our satisfactorily addressing and resolving our short-term maturities, level of indebtedness and other liquidity needs, our future operating performance, execution on our strategic initiatives and cost reduction programs, and general economic conditions. Additional matters that could impact our liquidity include any further deterioration in the global economy, lower than expected sales, and any unforeseen cash or operating requirements.
     All of our merchandise is manufactured to our specifications by third-party suppliers and intermediary vendors, most of whom are located outside the United States. Historically, a significant portion of our merchandise purchases had been pursuant to and secured by letter of credit arrangements in favor of our foreign suppliers and vendors and their credit sources. Beginning in 2008, we moved substantially all of our merchandise vendors to open account purchase terms with payments approximately 45 days after shipment. In order to more effectively manage our accounts payable and cash positions due to our sales trends and cash needs, during the second half of 2008 and into 2009 we extended many of our accounts payable to approximately 60 days or more. Under the terms of our new agreement with Li & Fung, Li & Fung has agreed to seek to secure or maintain extended payment terms and without the requirement of letters of credit, which cannot be assured. While these extended payment terms to our vendors have not to date resulted in material interruption in merchandise supply, there can be no assurance that due to any payment timing or liquidity concern vendors may not require or condition sale or shipment of merchandise on earlier or more stringent payments terms or require letters of credit or other forms of security, which impacts our liquidity and could impact our timely receipt of merchandise.
Short-Term Maturities and Current Liquidity
     While our operating results improved significantly during the third quarter, we are dependent on our ability to adequately address our short-term maturing debt as well as our longer term indebtedness, level of debt and other liquidity needs. As reported on December 8, 2009, we have entered into agreements which, if consummated, would substantially improve our liquidity, reduce our indebtedness and significantly delever our balance sheet. The closing is currently expected to occur in the first fiscal quarter of 2010, which would not address our near term debt maturities. The transactions are subject to a number of conditions, a number of which are beyond our control. Until consummation, we will continue to assess our debt maturities and liquidity needs.
     We have outstanding short-term bank indebtedness of $221.1 million under bank credit facilities as of October 31, 2009 which terminate between late December 2009 and April 2010, which have not been extended or refinanced. All of this bank indebtedness is guaranteed to the lenders by AEON. Under AEON’s April 9, 2009 financial support commitment to us, in the event our bank lenders have not refinanced that short-term bank indebtedness, AEON agreed to provide short-term financing to us to satisfy this bank indebtedness which matures on or before April 16, 2010, in order to avoid any lack of our financial resources. We will rely on this AEON financial support commitment, in combination with using our existing $150.0 million AEON secured credit facility, which has not been drawn on to date, for the repayment of this short-term bank indebtedness. This AEON financing will be due in April 2010.
     We are discussing with AEON proposed arrangements under its April 9, 2009 commitment to finance our short-term maturing bank debt. To satisfy this commitment, AEON has proposed to increase the aggregate principal amount under our existing AEON $150.0 million secured facility, which has not been drawn on to date, to a total amount sufficient to repay this short-term bank debt. To the extent we would use all borrowing availability under that $150.0 million AEON secured facility to repay this short-term bank debt, we would not be able to use that facility for any working capital or other cash needs. In addition, if there is additional borrowing capacity under that facility for working capital or other cash needs, that facility expires in April 2010. In either case, unless we have another credit facility available for any working capital or other cash requirements, we would need to rely on our existing cash flows and other internal cash resources for our future operating needs and other cash requirements. There can be no assurance that our available cash flows and other internal cash resources will at all times be sufficient for our future cash needs, and any insufficiency would have a material adverse impact on our business, liquidity and results of operations.
     We will need to replace our AEON financing due in April 2010, our existing $150.0 million secured revolving credit facility, which expires in April 2010, and any outstanding bank indebtedness that may be due in April 2010. If we are not able to replace our maturing indebtedness due in April 2010, we would not have sufficient funds to repay that indebtedness and our business, liquidity and results of operations would be materially adversely impacted. We will also need to replace our longer term AEON indebtedness totaling $250.0 million due at various dates to 2012 (see Note 10 to our condensed consolidated financial statements) and bank indebtedness of $20.0 million which matures in 2012, which is guaranteed by AEON.
     On December 8, 2009, we entered into agreements (collectively, the “BPW Transactions”) which consist of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW pursuant to which a wholly-owned subsidiary of Talbots will merge with and into BPW with BPW surviving as a wholly-owned subsidiary of Talbots, in exchange for our issuance of Talbots common stock to BPW stockholders; (ii) the retirement of all Talbots common stock currently held by our majority stockholder, AEON (U.S.A.), and the repayment of all of our then outstanding AEON debt and outstanding bank debt; and (iii) a third party loan commitment for a new $200.0 million senior secured revolving credit facility. These transactions are described further in Note 14 to our condensed consolidated financial statements.
     Upon the completion of these transactions we would satisfy all outstanding short-term and longer term outstanding AEON debt and bank debt, would significantly reduce our level of debt, and would significantly delever our balance sheet. There can be no assurance that all conditions to the closing and consummation of these transactions will be satisfied and that these transactions will be consummated. If for any reason we are unable to consummate these BPW Transactions, it would have a material adverse impact on our business, liquidity and results of operations. In such case, we would need to continue to explore all of our strategic and financing alternatives and other options to sufficiently and timely address our debt structure, our short-term and longer term indebtedness and our other cash needs. We cannot provide assurance that these would be successfully resolved at the times or in the amounts needed.
Cash Flows
     The following is a summary of cash flows from continuing operations (in thousands) for the thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	October 31,	November 1,
	2009	2008
Net cash provided by operating activities	$20,808	$29,213
Net cash used in investing activities	(17,045)	(29,703)
Net cash provided by financing activities	12,019	23,279
     Net cash provided by discontinued operations for the thirty-nine weeks ended October 31, 2009 was $37.8 million and net cash used by discontinued operations for the thirty-nine weeks ended November 1, 2008 was $26.2 million. The below discussion on cash flows refers to cash flows from continuing operations only.

Cash provided by operating activities
     Cash provided by operating activities was $20.8 million during the thirty-nine weeks ended October 31, 2009 compared to $29.2 million during the thirty-nine weeks ended November 1, 2008. The decrease of $8.4 million is primarily due to our loss from continuing operations of $23.8 million during the thirty-nine weeks ended October 31, 2009. The decline was substantially offset by a lower investment in working capital, primarily inventory, and receipt of a $26.6 million income tax refund received in the first quarter of 2009.
     The change in inventory levels was a result of our strategy to maintain leaner inventories to improve our gross margins. Total inventories at October 31, 2009 were $165.9 million, down $60.4 million or 26.7% from November 1, 2008. We are comfortable with our planned apparel inventory levels for the remainder of the fall season with our improved product flow enabling us to operate on a lower inventory level compared to last year.
Cash used in investing activities
     Cash used in investing activities was $17.0 million during the thirty-nine weeks ended October 31, 2009 compared to $29.7 million during the thirty-nine weeks ended November 1, 2008, an improvement of $12.7 million. Cash flows used in investing activities were primarily related to purchases of property and equipment. Cash used for purchases of property and equipment during the thirty-nine weeks ended October 31, 2009 was $17.1 million compared to $32.3 million during the thirty-nine weeks ended November 1, 2008. This $15.2 million decline in expenditures was a result of our planned decline in spending on new store openings, store renovations, and information technology due to the uncertain economic environment of late 2008 continuing into 2009. During the thirty-nine weeks ended October 31, 2009, we opened 11 new stores, and closed nine others. Included in these openings were 10 upscale outlet stores opened in the second and third quarters of 2009. We expect to open one additional upscale outlet store during the remainder of 2009. We will reduce our capital spending for 2009. We expect to spend approximately $21.7 million in gross capital expenditures in 2009 primarily to support the rollout of our new upscale outlet stores which commenced opening in May 2009, a platform refresh of our e-commerce site, and renovation and refurbishment of certain of our existing store bases. This would reflect a decrease of approximately 51.5% in net capital expenditures from fiscal 2008 expenditures.
Cash provided by financing activities
     Cash provided by financing activities was $12.0 million during the thirty-nine weeks ended October 31, 2009 compared to $23.3 million during the thirty-nine weeks ended November 1, 2008. The decrease in cash provided by financing activities in 2009 was due to a lesser amount of net borrowings in 2009 compared to 2008, partially offset by the benefits of the suspension of the quarterly dividend payment that was approved by our Board of Directors in February 2009. During the thirty-nine weeks ended November 1, 2008, we paid $21.6 million in dividends. The dividends in 2008 were paid at a rate of $0.13 per share.
Critical Accounting Policies
     In our 2008 Annual Report on Form 10-K, we identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation. There have been no changes to our critical accounting policies for the quarter ended October 31, 2009.
Contractual Obligations
     For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. In connection with our disposition of the J. Jill brand business, (a) we transferred to the Purchaser 205 J. Jill store leases and subleased through December 2014 approximately 63,943 square feet of J. Jill office space, which at July 2, 2009 totaled $142.2 million in future aggregate lease payments extending to various dates in 2019 and as to which we remain contingently obligated, as transferor or sublessor, for the continued satisfaction by the Purchaser and (b) we retained 75 J. Jill store leases and approximately 62,926 square feet of office space, which at July 2, 2009 totaled $62.5 million in future aggregate lease payments extending to various dates in 2019, and we are currently in the process of seeking to settle these remaining liabilities. There were no other material changes to our contractual obligations during the thirty-nine weeks ended October 31, 2009. See the Short-Term Maturities and Current Liquidity section above for additional information regarding the timing and amounts of our outstanding debt.

New Accounting Pronouncements
     New accounting standards recently adopted and not yet adopted are discussed in Note 3, Significant Accounting Policies, to our condensed consolidated financial statements.
Forward-looking Information
     This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future financial performance and results, future credit facilities and availability, future cash flows and cash needs, and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our liquidity, internal plan, regular-price and markdown selling, operating cash flows, and credit availability for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:
•	our ability to satisfy all of the conditions to the consummation of all of the BPW Transactions;

•	BPW’s ability to obtain the necessary support of its stockholders to approve the BPW Transactions, including the risk that the exercise of conversion rights by BPW’s stockholders, together with transaction costs incurred by BPW, may cause the balance of the BPW trust account to fall below the level necessary to consummate the transaction;

•	BPW’s and our ability to obtain the necessary participation of BPW warrant holders in the exchange of BPW warrants for Talbots stock or warrants;

•	our ability to satisfy all of the conditions to the $200 million credit commitment provided by the proposed third party lender or, failing that, to obtain sufficient alternative financing on a timely basis;

•	sufficiency and availability of proceeds of the BPW trust account following any exercise by stockholders of their conversion rights and the incurrence of transaction expenses;

•	the continuing material impact of the deterioration in the U.S. economic environment over the past two years on our business, continuing operations, liquidity, financing plans, and financial results, including substantial negative impact on consumer discretionary spending and consumer confidence, substantial loss of household wealth and savings, the disruption and significant tightening in the U.S. credit and lending markets, and potential long-term unemployment levels;

•	agreement and consummation of any transaction to address financing and long term strategic objectives;

•	our level of indebtedness and our ability to refinance or otherwise address our short-term maturities, on the terms or in amounts needed to satisfy these maturities and to address our longer-term maturities, as well as our working capital, strategic initiatives and other cash requirements;

•	any lack of sufficiency of available cash flows and other internal cash resources to satisfy all future operating needs and other Company cash requirements;

•	finalization of all arrangements and satisfaction of all conditions to AEON commitment to finance near term indebtedness, including negotiation and preparation of loan documentation, any confirmatory due diligence, perfection of all liens, sufficiency of collateral, and satisfaction of all other borrowing conditions;

•	satisfaction of all borrowing conditions under all AEON and third party credit facilities including no events of default, accuracy of all representations and warranties, solvency conditions, absence of material adverse effect or change, and all other borrowing conditions;

•	risk of any default under our credit facilities;

•	our ability to achieve our 2009 financial plan for operating results, working capital, liquidity and cash flows;

•	risks associated with the appointment of and transition to a new exclusive global merchandise buying agent and that the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected, and risk that upon any cessation of the relationship for any reason we would be able to successfully transition to an internal or other external sourcing function;

•	our ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with extended payment of accounts payable and risk that suppliers could require earlier or immediate payment or other security due to any payment concern or timing;

•	risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any disruption in our supply of merchandise;

•	our ability to successfully execute, fund, and achieve our supply chain initiatives, anticipated lower inventory levels, cost reductions, and our other initiatives;

•	the risk that anticipated benefits from the sale of the J. Jill brand business may not be realized or may take longer to realize than expected and the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill brand business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;

•	the success and customer acceptance of our merchandise offerings;

•	future store closings and success of and necessary funding for closing underperforming stores;

•	risk of impairment of goodwill and other intangible and long-lived assets;

•	risk of actual liabilities or assessments exceeding estimated amounts in any litigation or administrative proceeding; and

•	the risk of continued compliance with NYSE continued listing conditions.
     All of our forward-looking statements are as of the date of this Report only. In each case, actual results may differ materially from such forward-looking information. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Report or included in our other periodic reports filed with the SEC could materially and adversely affect our continuing operations and our future financial results, cash flows, prospects, and liquidity. Except as required by law, the Company does not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.
     In addition to the information set forth in this Report, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K and other periodic reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.
     At October 31, 2009, we had outstanding variable rate borrowings of $200.0 million under our $200.0 million term loan facility with AEON, $52.0 million under our revolving credit facilities, $48.0 million under term loans with other third party lenders, $50.0 million under a term loan from AEON (U.S.A.), and $141.1 million under our $165.0 million working capital facilities. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional interest expense charge of $0.4 million for the quarter ended October 31, 2009.
     We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 21 stores in Canada as of October 31, 2009. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of October 31, 2009 because of the existence of the material weakness identified during our assessment of internal control over financial reporting as of January 31, 2009 and reported in our fiscal 2008 Annual Report on Form 10-K.
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
     We are in the process of remediating this material weakness through the following actions:
•	Expanding training for tax, accounting and finance personnel to further develop the knowledge base resident within the Company and ensure the adequacy of qualified, trained staff to address complex, non routine transactions;

•	Further enhancing procedures to help ensure that the proper accounting for all complex, non routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording;

•	Strengthening the communication and collaboration amongst the various departments within the Company; and

•	Supplementing our internal resources with external advisors with specialized expertise as non routine or complex issues arise.
     This material weakness is not fully remediated as of October 31, 2009 and will not be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.
Changes in Internal Control over Financial Reporting
     Our Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with Statement of Financial Accounting Standards Board No. 5, “Accounting for Contingencies” (ASC 450-20). For potential income tax related issues the Company records estimated liabilities in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (ASC-740). While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of these matters and in the estimation process whereby future actual liabilities may exceed projected liabilities, which could have a material adverse effect on the Company’s financial condition and results of operations.
     The Company is subject to tax in various domestic and international jurisdictions and, as a matter of course, is regularly audited by federal, state and foreign tax authorities. During the third quarter of 2009, the Massachusetts Appellate Tax Board rendered an adverse decision on certain tax matters of the Company. As a result, the Company made a payment to the Massachusetts Department of Revenue on the assessment which did not have a material impact on our third quarter 2009 earnings. The Company is actively appealing the decision.
Item 1A. Risk Factors.
     In addition to the risk factors discussed below and the other information set forth in this Report, careful consideration should be given to the risk factors discussed in Part I, Item 1A, “Risk Factors” in our 2008 Annual Report on Form 10-K, any of which could materially affect our business, operations, financial position, liquidity and future results. The risks described in this Report and in our 2008 Annual Report on Form 10-K are important to an understanding of the statements made in this Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Report. The risks described in this Report and in our 2008 Annual Report on Form 10-K are not intended to be exhaustive and are not the only risks facing the Company.
We need to adequately resolve our financing needs.
     We have outstanding short-term bank indebtedness of $221.1 million under bank credit facilities as of October 31, 2009 which terminate between late December 2009 and April 2010, which have not been extended or refinanced. All of our outstanding bank indebtedness is guaranteed to the lenders by AEON.
     Under AEON’s April 9, 2009 financial support commitment to us, in the event our bank lenders have not refinanced our short-term bank indebtedness, AEON agreed to provide short-term financing to the Company, due on April 16, 2010, to satisfy bank indebtedness due on or before April 16, 2010, in order to avoid any lack of our financial resources. We will rely on this AEON financial support commitment, in combination with using our existing $150.0 million AEON secured revolving credit facility, which has not been drawn on to date and which matures in April 2010, for the repayment of this short-term bank indebtedness. We also have $250.0 million of other outstanding AEON indebtedness scheduled to mature at various dates up to 2012, as well as $20.0 million of other bank indebtedness scheduled to mature in 2012, which is guaranteed by AEON.
     We need a source of liquidity to repay our outstanding AEON indebtedness and non- AEON indebtedness maturing in April 2010 as well as for our indebtedness maturing after April 2010. If we are unable to obtain replacement funding for this indebtedness, we would not have the existing funds to repay that indebtedness.
     A failure to pay any indebtedness when due would be a default and could also result in the acceleration of the maturity of our other debt, any of which would have a material adverse effect on our business, operations, liquidity and results of operations.
     Any failure by us to adequately and timely address our short-term debt maturities as well as our longer term indebtedness, high level of debt, and our other cash needs would have a material and adverse impact on our business, financial condition, operations, sales, supply of merchandise and results of operations.

     We also need credit facilities which will be available for our working capital needs and our other cash requirements. Without adequate working capital facilities, there can be no assurance that our available cash flows and other internal cash resources will be sufficient at all times for our future operating needs or other cash requirements.
     We currently utilize one of our existing credit facilities for standby letters of credit. At October 31, 2009 we had $13.8 million in outstanding standby letters of credit which expire up through December 2009. This credit facility matures in December 2009 and we need to seek an alternate source for letters of credit as needed. No assurance can be given that a letter of credit facility will be available.
     On December 8, 2009, we entered into agreements (collectively, the “BPW Transactions”) which, in the aggregate, and subject to satisfaction of all conditions to consummation of these transactions, would be used to repay all of our outstanding AEON indebtedness and outstanding bank indebtedness, significantly reduce our level of indebtedness and significantly delever our balance sheet. The consummation of the BPW Transactions is subject to a significant number of conditions, many of which are outside of our control, and there can be no assurance that all of these conditions will be satisfied or that these transactions will be consummated. In addition, one of the conditions to the consummation of these transactions is the availability and funding of a senior secured facility in an amount of not less than $200.0 million and we cannot be assured that we will satisfy all conditions to such financing.
Our ability to continue to achieve our turnaround strategy is dependent on many factors, many of which are outside of our control.
     Our ability to achieve our turnaround strategy and continue our improvement in operating results and to address our financing needs depends upon a significant number of factors, many of which are beyond our control, including:
•	our ability to adequately and timely address our financing needs and our general liquidity needs, and the impact on our sales and operating results of any uncertainty concerning our short-term and longer term financing needs;

•	impact of uncertainties associated with the BPW Transactions while pending and satisfaction of all conditions to consummation;

•	sufficiency at all times of available cash flows and other internal and external cash resources for all future operating needs and all other cash needs;

•	the continuation or any further worsening of economic conditions;

•	adequate and uninterrupted supply of merchandise and continuation of merchandise purchases on open account purchase terms from merchandise vendors at expected levels and with extended invoice payment dates;

•	achieving our sales and cash flow plans for 2009 and 2010, including the success of our 2009 holiday selling season;

•	whether our strategic initiatives and cost saving actions will continue to improve our results, operating efficiencies, and cash flows;

•	effective inventory management and maintaining adequate levels of customer-appropriate inventory; and

•	our ability to adjust our operating plans in response to changing conditions.
     We cannot provide assurance that any of these or other factors, plans and initiatives will be resolved or occur in our favor and, if not, our business, financial results, liquidity, sales and results of operations could be materially and adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     A summary of the repurchase activity under certain equity programs for the thirteen weeks ended October 31, 2009 is set forth below:

			Approximate Dollar
			Value of Shares
	Total Number of	Average Price Paid	that may yet be Purchased under the
Period	Shares Purchased(1)	per share	Equity Award Programs (2)

August 2, 2009 through August 29, 2009	32,577	$0.15	$13,164
August 30, 2009 through October 3, 2009	23,800	0.01	12,912
October 4, 2009 through October 31, 2009	1,776	11.47	13,087

Total	58,153	$0.44	$13,087

1.	We repurchased 55,675 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

We also repurchased 2,478 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $10.03 per share.

2.	As of October 31, 2009, there were 1,308,665 shares of nonvested stock that were subject to buyback at $0.01 per share, or $13,086.65 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.
Item 6. Exhibits.

2.1	Amendment No. 1 to Asset Purchase Agreement and Parent Disclosure Schedule, dated as of July 2, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC.(1)

2.2	Amendment No. 2 to Asset Purchase Agreement, dated as of September 30, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC.(1)

10.1	Offer Letter between The Talbots, Inc. and John Fiske, III, dated as of March 20, 2009, executed on September 20, 2009. (1)

10.2	Severance Agreement between The Talbots, Inc. and John Fiske, III, dated as of March 20, 2009, executed on September 20, 2009. (1)

10.3	Summary of The Talbots, Inc. Executive Medical Plan dated June 19, 2007 (1)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(1)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company, and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company.(1)

(1)	Filed with this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2009
THE TALBOTS, INC.
	By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)