Form 10-K
period 2010-01-30
TALBOTS INC
filed 2010-04-15
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-12552

THE TALBOTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1111318
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates as of the last business day of the registrant’s second fiscal quarter ended August 1, 2009 was $120.7 million.

As of April 8, 2010, 67,657,612 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement to be filed in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

The Talbots, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended January 30, 2010

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Reserved	18

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	51

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	51
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13.	Certain Relationships and Related Transactions, and Director Independence	52
Item 14.	Principal Accounting Fees and Services	52

PART IV
Item 15.	Exhibits, Financial Statement Schedules	53
	Signatures	62
EX-10.108 Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Special Restricted Stock Unit Award Agreement
EX-21.1 List of Subsidiaries of The Talbots, Inc
EX-23.1 Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
EX-31.1 Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
EX-31.2 Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
EX-32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

PART I

Item 1.	Business

General

The Talbots, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (“we”, “us”, “our, “Talbots” or the “Company”), is a specialty retailer and direct marketer of women’s apparel, accessories and shoes. We operate stores in the United States and Canada. In addition, our customers may shop online or via our catalogs.

In late 2007, we initiated a comprehensive review of our entire business to develop a long-range strategy to strengthen the Company, improve our operating performance and deliver increased shareholder value. We began implementing the plan in 2008. Our primary objectives were to reinvigorate the core Talbots brand and streamline operations through a set of key initiatives. At the same time, we were acutely focused on actions to stabilize our liquidity and increase cash flow. Our main focus throughout 2009 was to execute against these critical initiatives, which are outlined below.

Despite the challenges of the economic recession, which we believe impacted our business throughout 2009, we made considerable progress in achieving our objectives. Beginning with product, we evolved our merchandise to be more relevant to today’s “baby-boomer and generation-X” consumer. In conjunction with this effort, we re-vamped our marketing and public relations strategy, offering new and innovative events designed to maintain the loyalty of the core customer, reactivate the lapsed customer and attract a new customer. We developed a new mantra to describe our updated brand image, “tradition transformed”, which is consistently communicated through creative and visual enhancements to our catalog, website and store windows.

Further, we re-engineered our business practices in 2009, particularly in the areas of inventory management, sourcing and supply chain, and store operations. We benchmarked against industry best-in-class practices and developed more modern, efficient and flexible methods of conducting business in a dynamic retail environment. We made adjustments to our initiatives throughout the year in response to the weak economic environment, including actions designed to further streamline our organization, further reduce our cost structure and better optimize gross margin performance through stronger inventory management and improved initial mark-ups resulting from changes to our supply chain practices.

We also undertook a major cost cutting initiative beginning in early 2009, identifying a two-year goal to eliminate $150.0 million in annual expenses, in order to bring our cost structure in line with our revenue stream. We substantially achieved that goal in one year and continue to explore ways to reduce our operating costs.

Although faced with a challenging retail economic environment during this pivotal stage of orchestrating a turnaround, we achieved operating income in the third and fourth quarters of 2009, following five consecutive quarters of operating losses.

A summary of our strategic initiatives and actions taken to date intended to improve operating results, many of which we believe will continue to provide benefits in 2010 and beyond are as follows:

•	Closed non-core businesses — In 2008, we completed the closing of our Kids, Mens and U.K. businesses, which resulted in significant restructuring and impairment charges in 2008 and 2009.

•	Sold J. Jill business — On July 2, 2009, we sold certain J. Jill assets to Jill Acquisition LLC (the “Purchaser”), an affiliate of Golden Gate Capital and exited activities associated with the J. Jill business to focus our time, resources and attention exclusively on rejuvenating the core Talbots brand and return to profitable growth.

•	Implemented a $150.0 million cost reduction program — In 2009, we initiated a program to achieve a $150.0 million annual expense reduction to be completed by the end of fiscal 2010, and have substantially achieved that goal as of January 30, 2010. Key components are as follows:

•	Reduced corporate headcount by approximately 17% in February 2009, and further again in June 2009, by approximately 20%

•	Reduced hours worked in our stores, distribution center and call center for 2009

•	Eliminated matching contributions to our 401(k) plan for 2009, increased employee health care contributions, eliminated merit increases for 2009 and froze our defined benefit pension plans

•	Implemented broad-based non-employee overhead actions resulting in cost savings, primarily in the area of administration, marketing and store operations

•	Re-launched web-site — In the fall of 2009, we re-launched our web-site with new functionality, features and personalization. With a sophisticated look and easy navigation, the updated site is designed to improve the online shopping experience. In addition, the new web platform further allows us to deliver targeted promotions and recommendations on timely, relevant products to our customers.

•	Introduced new upscale outlet concept — We launched our upscale outlet concept in May 2009, offering merchandise manufactured exclusively for this business at attractive price points. With the addition of this concept, we have the opportunity to gain market share, grow our top line and increase profitability by introducing the Talbots brand to new customers who value different price points. We ended the year with a total of 18 upscale outlet stores, including 11 new stores and 7 conversions. We expect to have the potential to open at least 60 stores over the next three years.

•	Enhanced operating efficiency — We made considerable improvements in sourcing and merchandising initiatives which resulted in significant merchandise gross margin improvement in 2009. This was accomplished through (i) better product flow and content, (ii) leaner inventory posture and (iii) a strategic change in promotional cadence to monthly markdowns versus our past practice of having four clearance events annually. In the 2009 spring season, we began to implement a supply chain strategy, with margin improvements coming from country migration, competitive bidding and leveraging our vendors’ buying power.

•	Formed strategic partnership with Li & Fung — While we made great strides in improving our sourcing and merchandising practices, given the environment and expense of building a first class supply chain operation, we turned to industry leaders to outsource. In August 2009, we entered into a buying agency agreement with an affiliate of Li & Fung Limited, a Hong Kong-based global consumer goods exporter (“Li & Fung”), to act as the exclusive global apparel sourcing agent for substantially all Talbots apparel effective September 2009. As a result of this agreement, we closed our Hong Kong and India sourcing offices and reduced our corporate sourcing headcount.

By leveraging Li & Fung’s position as a best-in-class sourcing agent, we expect to further simplify and centralize our sourcing activities, which we anticipate will further reduce our costs of goods sold and internal operating expenses, while improving time to market. Together with Li & Fung, we believe we can develop a single, world-class supply chain organization that is expected to strengthen our competitive position. Li & Fung will have assumed full responsibility for the sourcing and manufacturing of substantially all Talbots apparel beginning with our summer 2010 delivery.

•	Store productivity initiative — We implemented a set of key initiatives designed to further enhance customer service and drive improved in-store productivity. In 2009, we rolled-out to all stores a new selling skills program to reinvigorate the selling culture and formalized the productivity standard to measure store associates’ performance. These actions are expected to foster a stronger relationship with customers and create a positive and compelling shopping environment that should positively impact our sales and profitability.

•	Implemented store segmentation initiative — In the fourth quarter of 2009, we unveiled a strategic initiative to improve our sales per square foot productivity by rationalizing our existing square footage and embedding a customer-centric segmentation approach that delivers a customized assortment. This will be an ongoing business philosophy centered on a refined understanding of the variations in our customer and store base. Beginning with our fall and holiday 2010 deliveries, we expect to allocate merchandise based on location, customer shopping habits and climate, and customize/coordinate our approach in marketing, direct channel and retail channel to maintain a cohesive brand message. We expect that this will allow us to further optimize our resource investment and increase store sales, inventory turns, gross margin and customer loyalty. This is a key growth and profit initiative for Talbots going forward.

•	Comprehensive financing transaction — On December 8, 2009, we announced a comprehensive financing transaction to deleverage our balance sheet and position us for future growth. It consists of three related transactions (collectively, the “BPW Transactions”): (i) a definitive agreement and plan of merger with BPW Acquisition Corp. (“BPW”), a special purpose acquisition company with approximately $350.0 million in cash held in a trust account for the benefit of its shareholders, to be used in connection with a business combination; (ii) the retirement of all common stock held by AEON U.S.A. Inc, (“AEON (U.S.A.)”), the issuance of warrants to purchase one million of our common shares by AEON (U.S.A.), and the repayment of all debt held by Talbots’ former majority stockholder, AEON (U.S.A.) and its parent company, AEON Co., Ltd. (“AEON”); and (iii) a commitment for a new senior secured revolving credit facility from a third-party lender which provides borrowing capacity up to $200.0 million, subject to satisfaction of all borrowing conditions.

We completed the BPW Transactions on April 7, 2010 and used the proceeds from the merger combined with a drawdown under the senior secured revolving credit facility to repay $488.2 million of our outstanding indebtedness at its principal value plus accrued interest and other costs. Immediately following the repayment on April 7, 2010, we had $125.0 million of total debt outstanding.

Description of Operations

Talbots brand.  The Talbots brand, which began operations in 1947 as a single store in Hingham, Massachusetts, offers a distinctive collection of classic sportswear, casual wear, dresses, coats, sweaters, accessories and shoes, consisting almost exclusively of Talbots own branded merchandise in misses, petites, woman and woman petite sizes.

Our merchandising strategy focuses on honoring the classics which emphasizes modern classic, relevant, and updated merchandise designed to appeal to today’s baby-boomer and generation-X consumer. “Tradition transformed” is our brand vision. Our merchandise is offered in an extensive array of sizes to fit almost every woman under the following business concepts: Misses, Petites, and Woman. Our stores, catalogs and website offer a variety of key basic and fashion items along with a complementary assortment of accessories and shoes which enable customers to assemble complete wardrobes. We believe that a majority of our customers are high-income, college-educated and employed primarily in professional and managerial occupations, and are attracted to the brand by our focused merchandising strategy, personalized customer service, and continual flow of high quality, reasonably priced updated classic merchandise.

As of January 30, 2010, we operated our business in two segments: Retail Stores and Direct Marketing.

Retail Stores.  Our retail stores are located in 46 states, the District of Columbia and Canada under the Talbots name. In 2009, our retail stores accounted for 83% of our total consolidated sales.

As of January 30, 2010, we operated a total of 580 stores under the Talbots name. We operate stores in various location types, including village, specialty centers, malls and urban centers each representing 25%, 43%, 30% and 2% of store location type, respectively. The unique range of our store portfolio, both in location type and square footage, allows us to offer product across a broad size range in order to better serve our customers’ individual needs.

•	Petites. Virtually all apparel items are offered in both misses and petites sizes. Petites sizes are offered in our catalogs and all stores, with some store locations offering our complete product assortment in both misses and petites sizes. This allows us to better meet our customers’ needs for those who fall into one size range, or a combination.

•	Woman. Talbots Woman is our plus size concept which offers the same classic styling, high quality and fit as our misses and petites concepts to customers wearing sizes 14W to 24W. We also offer Talbots Woman Petites, which focuses on fuller figured women 5’4” in height and under. Talbots Woman and Talbots Woman Petites are available in stores, through our catalogs and online. At approximately 30% of our store locations, our size offering incorporates plus size ranges, allowing us to offer a range of sizes and styles to allow every customer to select from Talbots core product offerings and “customize” her fit to her individual body type. We believe our ability to service “every woman, every size” sets us apart.

•	Accessories & Shoes. Beyond size ranges, we offer product categories that allow our customer to select items to complement her apparel selections. Whether head-to-toe wardrobe options, unique fashion jewelry, scarves, handbags or footwear to update previous purchases, our goal is to service all of her shopping needs

Upscale Outlets.  In 2009, we entered the upscale outlet market, operating 18 upscale outlets as of January 30, 2010. This new sales channel allows the upscale outlet customer to experience the brand in her preferred shopping venue. Our value-driven offering is inspired by our core misses business, but offers her a unique assortment that is exclusively available at upscale outlet locations. We continue to operate our non-upscale outlets, selling end-of-season excess inventory from our core misses locations at special value prices. This enables us to bring new styles and offerings to our core retail customer each month.

Our store portfolio as of January 30, 2010 is as follows:

	Number of	Approximate Average Store
	Stores	Size (Square Feet)

United States
Retail stores, including surplus and upscale outlets	559	7,209
Canada
Retail stores, including surplus outlets	21	5,327

Total	580

Approximately 75%-80% of the floor area of our stores is devoted to selling space (including fitting rooms), with the balance allocated to stockroom and other non-selling space.

We continuously seek to enhance store productivity by management of our real estate portfolio, aggressive expense management and identification of operational efficiencies.

Direct Marketing.  Our direct marketing segment includes our catalog and Internet channels.

Since 1948, we have used our direct marketing business to offer customers convenience in ordering Talbots merchandise. In 2009, our direct marketing business segment represented 17% of our total sales, with the Internet channel comprising 70% of our total direct marketing sales.

Our catalogs are designed to promote our brand image and drive customers to their preferred shopping channel, including stores, call centers and online. In 2009, we issued 19 separate Talbots catalogs across all business concepts with a circulation of approximately 36.6 million, a planned decrease of 33% in circulation from 2008. We believe our efforts, in early fall 2009, yielded a solid response rate, especially with our existing and lapsed customers.

We utilize computer applications which employ mathematical models to improve the efficiency of our catalog mailings through refinement of our customer list. A principal factor in improving customer response has been the development of our own list of active customers. We routinely monitor customer interest and update and refine this list. Our customer list also provides important demographic information and serves as an integral part of our store portfolio management strategy by helping to identify markets with the potential to support a new store or to identify where a store is no longer warranted. We follow the Direct Marketing Association’s recommendations on consumer privacy protection practices.

We strive to make catalog shopping as convenient as possible. We maintain toll-free numbers, accessible seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. We maintain a call center in Knoxville, Tennessee designed to provide service to customers. Telephone calls are answered by knowledgeable call center sales associates who enter customer orders and retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit, and other merchandise features. We have achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the next business day.

Our Internet channel is a natural extension of our existing store and catalog channels, offering the same broad assortment of our store and catalog merchandise. We also utilize our Internet channel as an inventory clearance tool via our on-line outlet vehicle. In fall 2009, we made major enhancements to our Talbots website offering enhanced visuals and greater ease of functionality, as well as ensuring that our brand image is fully aligned and consistent with all of our channels.

Sales orders from our website are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the website will provide examples of alternative merchandise if items are unavailable. Additionally, the website’s “online chat” feature allows customers to communicate with customer service representatives. Customers shopping online at www.talbots.com can also enjoy the benefit of our “find in a store” feature allowing a customer to select merchandise online and then reserve it at a store of her choice. As with the catalog, customer online purchases can be returned by mail or at our retail stores.

See Note 14, Segment and Geographic Information, to our consolidated financial statements included in Item 15 for more detailed information regarding stores and direct marketing sales.

Merchandising, Inventory Control and Distribution

Merchandising

Our evolved merchandising strategy focuses on honoring the classics, while infusing relevant and updated merchandise across all product classifications for our brand. We deliver new and compelling merchandise assortments with fresh floor sets on a monthly basis. Our stores, catalogs and website offer a variety of fashion and basic items, and a complementary assortment of accessories and shoes which enable customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from “head-to-toe.”

Branded Merchandise Design and Purchasing.  Our merchandise is designed and produced through the coordinated efforts of our creative, merchandising and sourcing teams in collaboration with our new exclusive global sourcing agent, Li & Fung. By conceptualizing and designing in-house, we have been able to realize higher average initial gross profit margins for our clothing and accessories, while at the same time provide value to our customers. Styles for our merchandise are developed based upon analysis of historical, current and anticipated future fashion trends that will appeal to our target customers

Sourcing.  We currently procure merchandise globally from a balanced and diversified manufacturing network. Our products are produced by independent manufacturers to our specifications and standards, primarily in the greater Asia-Pacific region. The balance of our merchandise is purchased from other sources based in the U.S. that may rely on their own offshore sources for manufactured goods.

In August 2009, we entered into a buying agency agreement with Li & Fung, which effective September 2009 is acting as our exclusive global apparel sourcing agent for substantially all Talbots apparel. The exclusive agency does not cover certain other products (including swimwear, intimate apparel, sleepwear, footwear, fashion accessories, jewelry and handbags) as to which Li & Fung will act as our non-exclusive buying agent at our discretion. As a result of this agreement, we have reduced operating expenses, as we have downsized our internal sourcing organization as well as closed our sourcing offices in Hong Kong and India.

We frequently analyze our overall distribution of manufacturing to ensure that no particular vendor or countryis responsible for what we believe would be a disproportionate amount of our merchandise. With the appointment of Li & Fung as our exclusive buying agent for substantially all of our apparel product and the access we gained access to their vast global sourcing network, we expect to reduce the percentage of our product sourced from China in 2010.

The following is our sourcing activity by top-five countries for 2009:

Percent of
Country	Sourcing

China	40.5%
Indonesia	12.9%
Thailand	10.7%
Vietnam	10.1%
Brazil	4.2%
Other	21.6%

We currently do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any vendor. We take measures to monitor our vendors for compliance with the Fair Labor Standards Act, security procedures and rules mandated by the U.S. Customs and Border Patrol.

Customer Credit

We have extended credit to our Talbots customers through the use of our proprietary Talbots charge card. The Talbots charge card is managed through Talbots Classics National Bank, a national banking association organized under the laws of the United States with a main office and principal place of business in Rhode Island, and Talbots Classics Finance Company, a wholly-owned subsidiary. We believe that the offering of the Talbots charge card enhances customer loyalty, in addition to producing finance charge income and decreasing third-party bank card fees.

U.S. Talbots charge card holders are automatically enrolled in our customer loyalty program referred to as our Classic Awards program, which rewards U.S. Talbots customers with a twenty-five dollar appreciation award for every five hundred points earned. Prior to January 2009, one point was earned for every dollar of merchandise purchased on a Talbots charge card. Commencing in January 2009, we launched a new expanded program with three tiers: red, platinum, and black. The red tier is open to all customers, regardless of whether they hold a Talbots credit card, and accrues 0.5 points for every dollar of merchandise purchased with a non-Talbots charge payment. The platinum tier is the same as the prior program with one point being earned for every dollar of merchandise purchased on a Talbots charge card. The black tier is for Talbots credit card holders who spend more than $1,000 per calendar year on their Talbots charge card, and accrues 1.25 points for every dollar of merchandise purchased on their Talbots charge card. The awards can be redeemed against future purchases and expire one year from the date of issuance. The Classic Awards program has led to increased usage of the Talbots charge card, as customer usage increased from 28% of total sales in 2000 to 49.2% of total sales in 2009.

Management Information Systems

Our management information systems and electronic data processing systems are located at our systems center in Tampa, Florida, and at our corporate facilities in Hingham, Massachusetts. We also have a collections system at Talbots Classics Finance Company located in Lincoln, Rhode Island. Our systems consist of a full range of retail, catalog, e-commerce, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, product design, budgeting and forecasting, financial reporting, merchandise reporting and distribution. We seek to protect company-sensitive information on our servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection. The website makes use of encryption technology to help protect sensitive customer information.

All of our stores have point-of-sale terminals that transmit information daily on sales by item, color and size. Our stores are equipped with bar code scanning programs for the recording of store sales, returns, inventories, price changes, receipts and transfers. We evaluate this information, together with weekly reports on trend analyses and merchandise statistics, prior to making merchandising decisions regarding allocation of merchandise and promotional activity.

Marketing

Our marketing initiatives have been focused on elevating brand awareness and increasing customer acquisition and retention. Our marketing programs consist of catalogs, customer mailing and Internet advertising, and other marketing campaigns such as direct promotional customer incentives. In an effort to maximize the return on our marketing initiatives, we decided to eliminate television and national print advertising in 2008 and 2009 and redirect a portion of our marketing budget to enhance customer outreach through reactivation, prospecting and web-based marketing. In 2009, we increased our email marketing initiatives and decreased our catalog distribution. We continue to pursue innovative new strategies to increase contact with current and potential customers, including Facebook, Twitter and other social networking sites.

Seasonality

Historically, our business has had two distinct selling seasons, spring and fall. The first and second quarters of the fiscal year made up the spring season and the third and fourth quarters of the fiscal year made up the fall season. Within the spring season, direct marketing sales were typically stronger in the first quarter, while store sales were slightly stronger in the second quarter. Within the fall season, both retail and direct marketing sales experienced holiday seasonality with retail and direct sales generally stronger in the fourth quarter. We have found that we have not experienced any significant seasonal fluctuations in our net sales in 2008 and 2009. We believe this is attributable to several factors, including but not limited to changes in our promotional strategy, changes to our merchandising and marketing strategies, and the effect of the economic environment and consumer spending.

Our operating results may fluctuate quarter to quarter as a result of the timing of holidays, weather, market acceptance of our products, product mix, pricing and presentation of the products offered and sold, the cost of goods sold, the incurrence of other operating costs and factors beyond our control, such as general economic conditions, and actions of competitors.

Competition

The retail apparel industry is highly competitive. We believe that the principal basis upon which we compete is fashion, quality, value and service in offering modern classic apparel to customers, through stores, catalogs and online.

We compete with national department stores, regional department store chains, specialty retailers and catalog companies. We believe that our focused apparel merchandise selection, consistently branded merchandise, superior customer service, store site selection resulting from the synergy between our stores and direct marketing operations, and the availability of our merchandise in multiple concepts, distinguish us from department stores and other specialty retailers.

Employees

As of January 30, 2010, we had approximately 9,100 employees of whom approximately 2,200 were full-time salaried employees, approximately 1,200 were full-time hourly employees, and approximately 5,700 were part-time hourly employees. In June 2008, as part of our strategic initiatives, we reduced our corporate headcount by approximately 9% across multiple locations and at all levels as part of our strategic long-range plan. In February 2009, we reduced our corporate headcount by approximately 370 positions, or approximately 17%. Additionally, in June 2009, we reduced our corporate headcount by approximately 330 positions, or approximately 20%. For a discussion regarding reductions in workforce due to our initiative to reduce costs and streamline our organization, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of April 12, 2010:

Name	Age	Position

Trudy F. Sullivan	60	President and Chief Executive Officer, and a Director
Michael Scarpa	54	Chief Operating Officer, Chief Financial Officer, and Treasurer
Michael Smaldone	45	Chief Creative Officer
Benedetta I. Casamento	43	Executive Vice President, Finance
John Fiske, III	46	Executive Vice President, Chief Stores Officer
Richard T. O’Connell, Jr.	59	Executive Vice President, Real Estate, Legal, Store Planning & Design and Construction, and Secretary
Gregory I. Poole	48	Executive Vice President, Chief Supply Chain Officer
Lori Wagner	45	Executive Vice President, Chief Marketing Officer
Lizanne Kindler	40	Executive Vice President, General Merchandise Manager

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

Mr. Smaldone joined The Talbots, Inc. as Chief Creative Officer in December 2007. Prior to joining the Company, Mr. Smaldone served as Senior Vice President of Design for Ann Taylor Stores Corporation from September 2003 until December 2007. Mr. Smaldone also held senior leadership roles in design at Anne Klein where he served as Chief Design Officer from July 2001 to September 2003, and Elie Tahari from May 2000 to May 2001.

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

Mr. Fiske was promoted to Executive Vice President, Chief Stores Officer in March 2009. Prior to his promotion, Mr. Fiske served as Executive Vice President, Human Resources and Administration since June 2008 and previously as Senior Vice President, Human Resources since April 2007. Prior to that, Mr. Fiske served as Senior Vice President, Human Resources of the J. Jill Group, Inc. since 2005. Mr. Fiske was Vice President, Human Resources of Abercrombie & Fitch from 2002 to 2004. From 1999 to 2002, Mr. Fiske was Corporate Vice President,

Human Resources and Organizational Development at Kenneth Cole Productions. Mr. Fiske served in various Human Resource positions at The Timberland Company from 1995 to 1999. Mr. Fiske has also held positions in Human Resources at Nike, TJX Companies, May Department Stores, and Federated Department Stores.

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

Ms. Wagner joined The Talbots, Inc. as Executive Vice President, Chief Marketing Officer in March 2008. Ms. Wagner previously held the position of Senior Vice President, Chief Marketing Officer at Cole Haan, a division of Nike, from 2006. Prior to joining Cole Haan, she served as Senior Vice President of Marketing for Kenneth Cole Productions from 2001 to 2006 and, before that, as Senior Vice President of Brand Marketing and Creative for J. Crew from 1991.

Ms. Kindler was promoted to Executive Vice President, General Merchandise Manager in March 2010. Prior to her promotion, Ms. Kindler served as Senior Vice President of Merchandising, General Merchandise Manager since joining the Company in January 2008. Prior to that, she served as Senior Vice President, General Merchandise Manager for the Loft brand, a division of Ann Taylor Stores Corporation.

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

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are posted on our website, www.thetalbotsinc.com, under “Investor Relations,” and are available in print to any person who requests copies by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, Massachusetts, 02043, or by e-mail at investor.relations@talbots.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 1A.	Risk Factors

Careful consideration should be given to the risk factors discussed below and the other information set forth in this Report, any of which could materially affect our business, operations, financial position, liquidity and future results. The risks described in this Report are important to an understanding of the statements made in this Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in Item 15 of this Report. The risks described in this Report are not intended to be exhaustive and are not the only risks facing the Company.

The uncertain economic conditions could materially adversely impact our financial condition and results of operations.

The U.S. economy has weakened significantly as a result of the recent global economic crisis and may remain depressed for the foreseeable future. These economic conditions materially and adversely impact consumer confidence and consumer spending; our ability to forecast our continuing operations and operating results; our ability to execute and achieve our strategic, operational, restructuring and cost saving initiatives; our vendors and suppliers and the risk of any disruption in the supply of merchandise to us; our cash flows and other sources of funding of our continuing operations, strategic initiatives, restructure activities, debt service requirements, capital expenditures and the obligations arising in the operation of our business; and our ability to obtain additional or replacement financing at the times and in the amounts as may be needed. We are unable to predict the likely duration or ultimate severity of the U.S. economic conditions, and if the current and economic conditions further deteriorate, our business, continuing operations, financial results, liquidity and financial position could be increasingly materially and adversely impacted. Further, a sustained economic downturn would likely cause a number of the risks that we currently face to increase in likelihood and scope.

Our ability to continue to have the liquidity necessary through cash flows from operations combined with our new senior secured revolving credit facility may not be sufficient to support operations.

On April 7, 2010, we completed our merger with BPW Acquisition Corp., a special purpose acquisition corporation (“BPW”), which resulted in net cash proceeds of $333.1 million before our acquisition costs. We simultaneously closed a senior secured revolving credit facility with a third-party lender (the “Credit Facility”), which provides borrowing capacity up to $200.0 million, subject to satisfaction of all borrowing conditions.

As a specialty retailer dependent upon consumer discretionary spending, we have been adversely affected by recent economic conditions, which have impacted sales, margins, cash flows, liquidity, results of operations and financial condition. While the funding received through the merger with BPW and related Credit Facility eliminated approaching debt maturities and assisted in our recapitalization, it does not provide assurance that the current economic environment will stabilize or improve in the near future or that we will generate sufficient positive cash flows from operations. Our ability to operate profitably and to generate positive cash flows is dependent upon many factors, including stabilization or improvement in economic conditions and consumer spending and our ability to successfully execute our long-term financial plan and strategic initiatives. In the event cash flows are not sufficient to support operations, it is uncertain whether the Credit Facility will be able to provide levels of cash in the amounts or at the time needed. As such, the merger and refinancing does not provide assurance that our cash flows from operations will be sufficient to support our Company without additional financing or credit availability. There can be no assurance that alternatives, if needed, would be successfully implemented, in which case it could materially adversely affect our Company, its liquidity, financial condition and results of operations.

Our Credit Facility contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Credit Facility may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Credit Facility would likely have a material adverse effect on our business, financial condition, liquidity and results of operations.

Moreover, under the Credit Facility, we are subject to various covenants and requirements. Should we be unable to comply with any of the covenants and requirements in the Credit Facility, we would be unable to borrow under such Credit Facility, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Credit Agreement. Should we be unable to borrow under the Credit Facility we may likely not have the cash resources for our operations and if outstanding borrowings under the facility become immediately due and payable we likely would not have the cash resources to repay any such accelerated obligations, and in each case, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.

As a result, the sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our merchandise, general economic conditions and the level of consumer discretionary spending; and (ii) our ability to maintain required levels of borrowing availability and to comply with applicable covenants included in our Credit Facility.

We cannot assure the successful implementation and results of our long-term strategic initiatives and that we will continue to improve our operating results and return to long-term profitability.

Our ability to successfully implement our strategic initiatives and continue to improve our operating results depends upon a significant number of factors, many of which are beyond our control, including:

•	sufficiency at all times of available cash flows and other internal and external cash resources to satisfy all future operating needs and all other cash requirements;

•	the continuation or any further worsening of economic conditions;

•	adequate and uninterrupted supply of merchandise and continuation of merchandise purchases on open account purchase terms from merchandise vendors at expected levels and at acceptable accounts payable terms;

•	achieving our 2010 financial plan for operating results, working capital, liquidity and cash flows;

•	whether our strategic initiatives and cost saving actions will continue to improve our results, operating efficiencies and cash flows;

•	effective inventory management and maintaining adequate levels of customer-appropriate inventory;

•	our ability to adequately respond to greater competitive pressures;

•	our ability to adequately respond to changing fashion trends and consumers’ response to our merchandise; and

•	our ability to adjust our operating plans and cash expenditures in response to changing conditions.

We cannot provide assurance that any of these or other factors, plans and initiatives will be resolved or occur in our favor and, if not, our business, financial results, liquidity, sales and results of operations could be materially and adversely impacted.

The success of our business will depend on our ability to develop merchandise offerings that resonate with our existing customers and attract new customers as well as our ability to continue to develop, evolve and promote our brand.

Our future success depends on our ability to consistently anticipate, gauge and respond to our customers’ demands and tastes in the design, pricing, style and production of our merchandise. Our failure to anticipate, identify or react appropriately and in a timely manner to changes in customer preferences and economic conditions could lead to lower sales, missed opportunities, excessive inventories and more frequent markdowns, which could have a material adverse impact on our business and our sales levels. Merchandise misjudgments could also negatively impact our margins and markdown exposure, as well as our image with our customers, and result in diminished brand loyalty.

Our future success also depends upon our ability to effectively define, evolve and promote our brand. The Talbots brand name and “tradition transformed” niche is integral to the success of our business. Maintaining, promoting and positioning our brand will depend largely on the success of the brand’s design, merchandising and marketing efforts, and the ability to provide a consistent, high quality customer experience. We need to continue to translate market trends into appropriate product offerings while minimizing excess inventory positions, and correctly balance the level of our merchandise commitments with actual customer orders.

Our 2010 operating plan is based on a number of material assumptions that may not occur.

Our fiscal 2010 operating plan is based on a number of significant assumptions which we developed based on our historical information, current and expected economic conditions, and expectations and perceptions of our near-term and longer-term sales, financial results and cost savings, as well as many other assumptions. We have forecasted substantial cost savings from the strategic initiatives we implemented in the past, which if achieved would improve cash flows and liquidity. The current economic environment makes it difficult to project or forecast the costs of and results to be achieved from these initiatives. There can be no assurance that our assumptions or expectations will prove to be accurate and it is possible that actual events, actions taken and results actually achieved will be materially different, and could be more costly, than what we have assumed or forecasted, which could have a material adverse impact on our results of operations, liquidity and financial position.

There are risks associated with the recent appointment of and transition to a new exclusive global merchandise buying agent.

In August 2009, we reorganized our global sourcing activities and entered into a long-term buying agency agreement with an affiliate of Li & Fung Limited (“Li & Fung”) pursuant to which Li & Fung was appointed as exclusive global apparel sourcing agent for substantially all of our apparel effective September 2009. There can be no assurance that the anticipated benefits from this arrangement will be realized or within the time periods expected. Moreover, we cannot provide assurance that upon cessation of this relationship for any reason we would be able to successfully transition to an internal or other external sourcing function.

Our overseas merchandise purchasing strategy makes it vulnerable to certain risks and any disruption in our supply of merchandise would materially impact us.

All of our merchandise is manufactured to our specifications by third-party suppliers and intermediary vendors, most of whom are located outside the United States. Our arrangements with foreign suppliers and with our foreign buying agents are subject generally to the risks of doing business abroad, including:

•	political and economic instability;

•	imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the U.S. from countries in a region where we do business;

•	imposition of duties, taxes and other charges on imports;

•	natural disasters and public health concerns;

•	potential delays or disruption in shipping and related pricing impacts; and

•	local business practices and political issues, including issues relating to compliance with domestic or international labor standards.

Continued difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our suppliers, which in turn, could have an adverse impact on our business, financial position, liquidity and results of operations. Moreover, there is a risk that our suppliers and vendors could respond to any decrease or concern with our liquidity or negative financial results by requiring or conditioning their sale of merchandise to us on stringent payment terms, such as requiring standby letters of credit, earlier or advance payment of invoices or payment upon delivery, or other assurances or credit support. There can be no assurance that one or more of our suppliers may not slow or cease shipments or require or condition their sale or shipment of merchandise on more stringent payment terms. If this was to occur and we did not or were not able to adequately respond, it could materially disrupt our supply of merchandise.

We cannot predict whether the foreign countries in which our apparel and accessories are currently manufactured, or any of the foreign countries in which our apparel and accessories may be manufactured in the future, will be subject to import restrictions by the U.S. government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, applicable to apparel items could affect the importation of apparel and, in that event, could increase the cost or reduce the supply of apparel available to us and adversely affect our operations. We have an extensive, formal program requiring all of our manufacturers to comply with applicable labor laws and acceptable labor practices. Any failure to comply with applicable labor laws and practices by any of these manufacturers could materially harm our reputation with our customers as well as disrupt our supply of merchandise.

If our goodwill or other intangible assets become impaired, we may need to record significant non-cash impairment charges.

We review the carrying value of our assets for potential impairment using a combination of a discounted cash flow approach and a market value approach. If an impairment charge is identified, the carrying value is compared to our estimated fair value and an impairment charge is recorded as appropriate. Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are based upon our experience, knowledge and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability, and future economic conditions, all of which can be difficult to predict. The carrying value of our assets may also be impacted by such factors as declines in stock price and in market capitalization. The recent macro-economic conditions impacted our performance and our market capitalization and it is difficult to predict how long these economic conditions will continue, whether they will continue to deteriorate, and which aspects of our business may be adversely affected. These conditions and the continuation of these conditions could impact the fair value of our goodwill and other intangible assets and could result in future material impairment charges, which would adversely impact our results of operations.

The costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations.

We regularly assess our portfolio of stores for profitability and we close certain underperforming stores when appropriate under the circumstances. Our strategic and realignment plans include closing underperforming stores in order to reduce operating losses and to achieve improved long-term profitability of our store base. Economic conditions may require us to close an increasing number of underperforming stores. Substantially all of our stores are leased, with lease terms continuing for up to ten years or more, and we have significant annual rent and other amounts due under each lease. While in closing underperforming stores we endeavor to negotiate with landlords the amount of remaining lease obligations, there is no assurance we will reach acceptable negotiated lease settlements, particularly in the current economic environment. As a result, costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations. The estimated costs and charges associated with store closings are also based on management’s assumptions and projections and actual amounts may vary materially from our forecasts and expectations.

In connection with the sale in 2009 of the J. Jill business we remain contingently responsible for certain material risks and obligations.

In July 2009, we completed the sale of the J. Jill brand business. There can be no assurance that the anticipated benefits from the sale of the J. Jill brand business will be realized in the time or amounts anticipated. There also can be no assurance that the estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from the J. Jill brand business, including both retained obligations and contingent risk for assigned obligations, will not be materially differ from or be materially greater than anticipated. In connection with the sale of the J. Jill business to J.Jill Acquisition LLC (“Purchaser”), the Purchaser agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business. Under the terms of the Purchase Agreement, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser and a sublease through December 2014 of approximately 63,943 square feet of space at the Company’s 126,869 square foot leased office facility in Quincy, Massachusetts. Certain of our subsidiaries remain contingently liable for obligations and liabilities transferred to the Purchaser, including those related to leases and other obligations transferred to and assumed by the Purchaser, as to which obligations and liabilities we now rely on the Purchaser’s creditworthiness as counterparty. If any material defaults were to occur which the Purchaser does not satisfy or fully indemnify us against, it could have a material negative impact on our financial condition and results of operations. We have accrued a guarantee liability for the estimated exposure related to these guarantees, which is subject to future adjustment and could vary materially from estimated amounts.

We are subject to credit risk and to potential increased defaults and delinquencies on our customer charge card account portfolio.

We extend credit to our customers for merchandise purchases through our proprietary charge card facilities. While we monitor our charge card account portfolio and we believe that our charge card account portfolio continues to be sound, the deteriorated economic environment and current high levels of unemployment may lead to higher customer delinquencies and defaults. There can be no assurance that our credit risk monitoring or our monitoring of our charge card account portfolio will guard against or enable us to adequately and timely respond to any increased risk of or actual increased customer delinquencies or defaults, which could materially and negatively impact the value of our charge card portfolio, our results of operations and liquidity, and our borrowing base under our Credit Facility.

Our Credit Facility contains provisions which may restrict our operations and proposed financing and strategic transactions.

Under the terms of our Credit Facility, we cannot create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Facility subject to certain limited exceptions set forth in the Credit Facility. The Credit Facility contains negative covenants prohibiting the Company and its subsidiaries, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions, and disposing of property or assets. The Credit Facility Agreement also contains customary representations, warranties and covenants relating to the Company and its subsidiaries. The agreement provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement.

Any of the above requirements or other restrictions and limitations under the Credit Facility could reduce our flexibility by limiting, without lender consent, our ability to borrow additional funds or enter into dispositions or collateralization transactions involving any of our assets or other significant transactions. Further, if we default under our Credit Facility, any amounts outstanding could become immediately due and payable prior to the maturity date, in which case absent replacement financing we would not have sufficient liquidity to satisfy this debt.

Our success also depends upon our ability to maintain proper inventory levels.

Our success depends upon our ability to manage proper inventory levels and respond quickly to shifts in consumer demand patterns. If we overestimate customer demand for our merchandise, this will likely result in inventory markdowns and movement of the excessive inventory to our outlet facilities to be sold at discount or closeout prices which would negatively impact operating results and could impair our brand image. If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities, negative impact on customer loyalty and loss of revenues. The inability to fill customer orders efficiently could lower customer satisfaction and could cause customers to go to an alternate source for the desired products. This lowered level of customer satisfaction and improper inventory levels could adversely affect our operations.

We may continue to experience fluctuations in operating results.

Our annual and quarterly operating results have fluctuated, and are expected to continue to fluctuate. Among the factors that may cause our operating results to fluctuate are timing of holidays, weather, market acceptance of our products, product mix, pricing and presentation of the products offered and sold, the timing of merchandise receipts, our cost of merchandise, unanticipated operating costs, and other factors, many of which are beyond our control, including the general economic conditions experienced over the past two years as well as actions of competitors. As a result, period-to-period comparisons of historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

Talented personnel are critical to our success.

Our success and ability to properly manage our growth and to further develop and promote our brand depends to a significant extent on both the performance of our current executive and senior management team and our ability to attract, hire, motivate, and retain qualified and talented management personnel in the future. In recent years, we have added a significant number of key senior executives in the areas of brand leadership, creative, merchandising, marketing, finance and sourcing. There can be no assurance that we will be able to retain these senior executives and other key personnel or that these key hires will be successful in achieving or maintaining better sales and improved operating results or long-term profitability for us. Our operations could be adversely affected if we cannot attract qualified personnel to re-fill existing positions or build new positions and departments within the organization and retain all of our key personnel.

Our dependence on a single distribution facility.

We handle merchandise distribution for all of our stores from a single facility in Lakeville, Massachusetts. Independent third-party transportation companies deliver our merchandise to our stores and our clients. Any significant interruption in the operation of the distribution facility or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, epidemics, system failures, work stoppages, slowdowns or strikes by employees of the transportation companies, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could result in lower sales, a loss of loyalty to our brands and excess inventory.

A major failure of our information systems could harm the business.

We depend on information systems to manage our operations. Our information systems consist of a full range of retail, financial, and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, budgeting and forecasting, financial reporting, merchandise reporting and distribution. We regularly make investments to upgrade, enhance or replace such systems and believe they meet industry standards. Any delays or difficulties in transitioning to these new systems, or in integrating these systems with our current systems, or any disruptions affecting our information systems, could have a material adverse impact on our operations.

The outcome of litigation and other claims is unpredictable.

On January 12, 2010, a purported Talbots common shareholder filed a putative class and derivative action captioned Campbell v. The Talbots, Inc., et al., C.A. No. 5199-VCS, in the Court of Chancery of the State of Delaware against Talbots, the Talbots board of directors, AEON (U.S.A.), Inc., BPW, and certain other parties. Among other things, the complaint asserts claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violation of certain sections of the Delaware General Corporation Law (“DGCL”) and Talbots’ by-laws. The plaintiff originally sought injunctive, declaratory, and monetary relief, including an order enjoining the consummation of the proposed merger and related transactions.

On March 6, 2010, a Stipulation entered into by all parties to the litigation was filed in the Court of Chancery, pursuant to which plaintiff withdrew his motion for a preliminary injunction and, in exchange, Talbots agreed to implement and maintain certain corporate governance measures, subject to the terms and conditions specified in the Stipulation. The Stipulation does not constitute dismissal, settlement, or withdrawal of Plaintiff’s claims in the litigation, and there is no assurance the parties will finally settle and discharge such claims. The defendants have moved to dismiss the complaint and intend to defend against the claims vigorously.

We are also subject to other litigation and claims and administrative proceedings.

We cannot predict or determine the ultimate outcome of any legal or administrative proceedings to which we are now subject or may become subject in the future or to quantify the amount or potential financial impact. Because of the inherent difficulty of predicting the outcome of any legal claims and administrative proceedings, we cannot provide assurance as to the outcome of these or other pending or future matters, or if ultimately determined adversely to us, the loss, expense or other amounts attributable to any such matter. The resolution of such matter or matters, if unfavorable, could have a material adverse effect on our business, liquidity and results of operations.

The foregoing risk factors are not intended to be exhaustive. We cannot assure that we have identified and discussed all of the significant factors which might affect our operations, results of operations or financial condition. Investors are urged to review this entire Annual Report as well as all of our other public disclosures and our filings with the SEC, all of which may be found on our website at www.thetalbotsinc.com under “Investor Relations”.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below presents certain information relating to our properties at January 30, 2010:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Talbots headquarters	Own (44 acres)
Lakeville, Massachusetts	933,000	Distribution and fullfilment center	Own (115 acres)
Tampa, Florida	28,304	Systems center	Lease
Knoxville, Tennessee	37,656	Telemarketing center	Lease
New York, New York	55,697	Creative studio	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
580 Talbots stores throughout the U.S and Canada	4,141,744	Retail stores	Own and lease (a)
Quincy, Massachusetts	126,869	Former subsidiary headquarters	Lease

(a)	We own the property for five of our 580 Talbots stores.

We believe that our operating facilities and sales offices are adequate and suitable for our current needs.

The leases typically provide for an initial term between 10 and 15 years, with renewal options permitting us to extend the term between five and 10 years thereafter. We generally have been successful in renewing our store leases as they expire. Under most leases, provisions include a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of leases, we have a right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most leases also require us to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. Most lease arrangements provide for an increase in annual fixed rental payments during the lease term.

At January 30, 2010, the current terms of our store leases (assuming solely for this purpose that we exercise all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases (a)(b)

2010-2011	95
2012-2014	111
2015-2017	104
2018- and later	323

(a)	Includes two Talbots executed leases related to future stores not yet opened at January 30, 2010.

(b)	Includes certain stores that have multiple leases.

Item 3.	Legal Proceedings

On January 12, 2010, a purported Talbots common shareholder filed a putative class and derivative action captioned Campbell v. The Talbots, Inc., et al., C.A. No. 5199-VCS, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against Talbots; Talbots’ board of directors; AEON (U.S.A.), Inc.; BPW Acquisition Corp. (“BPW”); Perella Weinberg Partners LP, a financial advisor to the audit committee of the Board of Directors of the Company and an affiliate of Perella Weinberg Partners Acquisition LP, one of the sponsors of BPW; and the Vice

Chairman, Chief Executive Officer, and Senior Vice President of BPW. Among other things, the complaint asserts claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of certain sections of the DGCL and Talbots’ by-laws in connection with the negotiation and approval of the merger agreement between Talbots and BPW. The plaintiff originally sought injunctive, declaratory and monetary relief, including an order to enjoin the consummation of the merger and related transaction. On March 6, 2010, a Stipulation (the “Stipulation”) entered into by Talbots, the Talbots’ board of directors; AEON (U.S.A.), Inc.; BPW, Perella Weinberg Partners LP, the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW and John C. Campbell (“Plaintiff”) was filed in the Chancery Court with respect this action. Pursuant to the Stipulation, Plaintiff withdrew his motion for a preliminary injunction to enjoin consummation of the merger and related transactions between Talbots and BPW. In exchange, Talbots agreed to implement and maintain certain corporate governance measures, subject to the terms and conditions specified in the Stipulation. The Stipulation did not constitute dismissal, settlement or withdrawal of Plaintiff’s claims in the litigation, and there is no assurance the parties will finally settle and discharge such claims. Defendants have moved to dismiss the complaint and intend to continue to defend against the claims vigorously. Talbots cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any.

Talbots is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, Talbots records the estimated liability based on circumstances and assumptions existing at the time. While Talbots believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of these matters and in the estimation process whereby future actual liabilities may exceed projected liabilities, which could have a material adverse effect on the Talbots’ financial condition and results of operations.

Talbots is subject to tax in various domestic and international jurisdictions and, as a matter of course, is regularly audited by federal, state and foreign tax authorities. During the third quarter of 2009, the Massachusetts Appellate Tax Board rendered an adverse decision on certain tax matters of Talbots. We are actively appealing that decision. In order to pursue the appeal, we were required to make a payment to the Massachusetts Department of Revenue on the assessment rendered on those tax matters. This payment did not have a material impact on our third quarter 2009 earnings.

We are also subject to other litigation, claims and administrative proceedings.

It is difficult to predict or determine the ultimate outcome of any legal or administrative proceedings or to quantify the amount or range of potential financial impact. Because of the inherent difficulty of predicting the outcome of any legal claims and administrative proceeding or other matters, we cannot provide assurance as to the outcome of these or other pending or future matters, or if ultimately determined adversely to us, the loss, expense or other amounts attributable to any such matter. The resolution of such matter or matters, if unfavorable, could have a material adverse effect on our operating results.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the trading symbol “TLB.” Information regarding the high and low sales prices per share of common stock in 2009 and 2008 is set forth in Note 19, Unaudited Quarterly Results, to our consolidated financial statements included in Item 15.

The payment of dividends and the amount thereof is determined by the Board of Directors and depends upon, among other factors, our earnings, operations, financial condition, sufficient line of credit facilities, credit extended from merchandise vendors, availability of letter of credit facilities, capital and other cash requirements, and general business outlook at the time payment is considered. Our Credit Facility prohibits the payment of dividends without lender approval. In February 2009, our Board of Directors approved the indefinite suspension of our cash dividends. Information regarding our payment of dividends for 2008 is set forth in Note 19, Unaudited Quarterly Results, to our consolidated financial statements included in Item 15.

The number of holders of record of our common stock at April 8, 2010 was 8,385. Additional information concerning our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A summary of our repurchase activity under certain equity programs for the thirteen weeks ended January 30, 2010 is set forth below:

			Approximate Dollar
			Value of Shares
			that May Yet Be
	Total Number of	Average	Purchased under the
	Shares	Price Paid	Equity Award
Period	Purchased(1)	per Share	Programs(2)

November 1, 2009 through November 28, 2009	19,362	$0.25	$12,859
November 29, 2009 through January 2, 2010	16,012	7.62	12,385
January 3, 2010 through January 30, 2010	32,857	0.96	12,009

Total	68,231	$2.94	$12,009

(1)	We repurchased 48,825 shares in connection with stock forfeited by employees upon termination prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

Our equity program permits employees to tender shares in order to satisfy the employee’s tax withholding obligations from the vesting of their restricted stock. During the period, we repurchased 19,406 shares of common stock from certain employees to cover such tax withholding obligations, at a weighted average acquisition price of $8.14 per share.

(2)	As of January 30, 2010, there were 1,200,890 shares of nonvested stock that were subject to buy-back at $0.01 per share, or $12,009 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.

We did not have any shares available to be repurchased under any announced or approved repurchase program or authorization as of January 30, 2010.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholders’ return on our common stock on a year end basis, using the last day of trading prior to our fiscal year end, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Dow Jones U.S. General Retailers Index for the same period. Returns are indexed to a value of $100 and assume that all dividends were reinvested.

Comparison of Cumulative Five-Year Total Return of The Talbots, Inc.,
S&P 500 Index, and Dow Jones General Retailers Index

	Base	Indexed Returns
	Period	for The Years Ended
Company/Index	1/28/05	1/27/06	2/02/07	2/01/08	1/30/09	1/29/10
The Talbots, Inc.	$100.00	$111.54	$96.75	$38.87	$9.15	$50.75

S&P 500 Index	$100.00	$111.63	$128.37	$126.05	$76.43	$101.76

Dow Jones U.S. General Retailers Index	$100.00	$105.92	$116.37	$104.54	$72.14	$102.22

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

Item 6.	Selected Financial Data

The following selected financial data has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 and with our consolidated financial statements and notes thereto included in Item 15.

	Year Ended
	January 30,		January 31,		February 2,		February 3,	January 28,
	2010		2009		2008		2007	2006
	(52 weeks)		(52 weeks)		(52 weeks)		(53 weeks)	(52 weeks)
	(In thousands, except per share data)

Statement of Operations Information:
Net sales	$1,235,632		$1,495,170		$1,708,115		$1,772,306	$1,703,014
Operating (loss) income	(8,690)		(98,389)		35,204		114,596	$169,367
(Loss) income from continuing operations	(25,308	)(a)	(139,521	)(a)(b)	43	(a)	56,876	104,309
Net (loss) income	$(29,412)		$(555,659	)(b)(c)	$(188,841	)(c)	$31,576	93,151
Per share data (d):
Basic
Continuing operations	$(0.47)		$(2.63)		$(0.01)		$1.06	$1.94
Net (loss) income	$(0.55)		$(10.41)		$(3.58)		$0.59	$1.73
Diluted
Continuing operations	$(0.47)		$(2.63)		$(0.01)		$1.05	$1.91
Net (loss) income	$(0.55)		$(10.41)		$(3.58)		$0.58	$1.70
Weighted average shares outstanding
Basic	53,797		53,436		53,006		52,651	52,882
Diluted	53,797		53,436		53,006		53,092	53,876
Cash dividends per share(e)	$—		$0.52		$0.52		$0.51	$0.47
Balance Sheet Information:
Working capital (deficiency)	$(261,942)		$(13,680)		$208,803		$262,609	$376,204
Total assets	825,818		971,293		1,502,979		1,748,688	1,146,144
Total long-term debt, including current portion(f)	—		328,377		389,027		469,643	100,000
Stockholders’ (deficit) equity	$(185,636)		$(178,097)		$454,779		$643,311	$626,968

(a)	During 2009, 2008 and 2007, we recorded charges of $10.3 million, $17.8 million and $3.7 million relating to our restructuring activities, which are discussed in Note 5, Restructuring Charges, to our consolidated financial statements.

(b)	During 2008, we recorded a valuation allowance on substantially all of our deferred tax assets, including $61.0 million which is included in loss from continuing operations. We also recorded a valuation allowance of $129.4 million which is included in discontinued operations.

(c)	During 2008 and 2007, we recorded impairment charges relating to the J. Jill brand of $318.4 million and $149.6 million, respectively, which are included in discontinued operations.

(d)	Effective February 1, 2009, we adopted new accounting guidance regarding the calculation and reporting of earnings per share when nonvested share-based awards have participation rights to dividends. The new accounting guidance has been applied retrospectively to prior periods. As a result, prior period basic and diluted (loss) income per share amounts presented in the above table have been adjusted as follows:

	Year Ended
	January 31,	February 2,	February 3,	January 28,
	2009	2008	2007	2006

Continuing operations:
Basic loss per share — as currently reported	$(2.63)	$(0.01)	$1.06	$1.94
— as previously reported	(2.61)	—	1.08	1.97
Diluted loss per share — as currently reported	(2.63)	(0.01)	1.05	1.91
— as previously reported	(2.61)	—	1.06	1.93
Net loss:
Basic loss per share — as currently reported	$(10.41)	$(3.58)	$0.59	$1.73
— as previously reported	(10.40)	(3.56)	0.60	1.76
Diluted loss per share — as currently reported	(10.41)	(3.58)	0.58	1.70
— as previously reported	(10.40)	(3.56)	0.59	1.72

(e)	In February 2009, our Board of Directors approved the indefinite suspension of our quarterly dividends.

(f)	Total long-term debt excludes notes payable to banks of $148.5 million at January 31, 2009 and $45.0 million at February 3, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with these statements and the notes thereto.

We follow the National Retail Federation’s fiscal calendar. Where reference is made to a particular year or years, it is a reference to our 52-week or 53-week fiscal year. References in this Annual Report to “2009”, “2008” and “2007” refer to the 52-week fiscal year ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Comparable stores are those that are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15%, the store is excluded from the computation of comparable store sales for a period of 13 full months.

Discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J.Jill business, which was sold on July 2, 2009. The operating results of these businesses have been classified as discontinued operations for all periods presented.

Business Overview

On April 7, 2010, we completed the BPW Transactions. The acquisition resulted in net proceeds from BPW of $333.1 million. Simultaneously, we borrowed $125.0 million under our new Credit Facility and, combined with our cash on hand, we repaid all of our outstanding debt with our former majority shareholder. Immediately following the combined transactions, our debt was reduced by $361.5 million and our equity increased by approximately $330.0 million before our acquisition costs. We believe the completion of these transactions significantly strengthens our balance sheet and positions us for future growth.

The following is a summary of our 2009 highlights:

•	Achieved total revenues of $1,235.6 million

•	Improved gross margin by approximately 370 basis points

•	Reduced expenses by $146.7 million as part of our $150.0 million cost reduction program, including $119.9 million in selling, general and administrative and $26.8 million in cost of sales, buying and occupancy

•	Improved inventory management and reduced inventory levels by 31% compared to 2008

•	Formed strategic alliance with global sourcing partner, Li & Fung

•	Re-launched Talbots Internet shopping site with enhanced functionality, features and personalization

•	Launched upscale outlets in May offering merchandise manufactured exclusively for this concept

•	Reduced operating loss from $98.4 million in 2008 to $8.7 million in 2009

•	Improved brand and merchandise perception according to consumer purchase plan study

Despite the continued economic challenges during 2009, we achieved operating income in the third and fourth quarters of 2009 after five consecutive quarters of operating losses, reflecting significant progress in executing our strategic plan. In addition, during the fourth quarter our net sales increased for the second consecutive quarter.

Looking ahead to 2010 and beyond

We are very pleased with the improvement in our operating performance over the course of 2009 particularly in the second half of the year. We expect to carry this momentum from our operating initiatives into 2010 with continued progress in evolving our merchandise offering, inventory management and cost control. We expect to continue to invest in our key growth initiatives including upscale outlets, our merchandise categories including accessories, our direct channel Internet business and productivity improvements from store segmentation, as well as our other store based productivity initiatives.

Results of Operations

Cost of sales, buying and occupancy expenses are comprised primarily of the cost of product merchandise, including duties; inbound freight charges; shipping, handling and distribution costs associated with our catalog operations; salaries and expenses incurred by our merchandising and buying operations; and occupancy costs associated with our retail stores. Occupancy costs consist primarily of rent and associated depreciation, maintenance, property taxes and utilities.

Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to catalog production and telemarketing; advertising and marketing costs; the cost of our customer loyalty program; costs related to management information systems and support; and the costs and income associated with our credit card operations. Additionally, costs associated with our warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing and store distribution. Warehouse operations costs for 2009, 2008 and 2007 were approximately $20.2 million, $27.6 million and $24.6 million, respectively.

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

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy expenses	66.5%	70.2%	66.9%
Selling, general and administrative expenses	32.6%	35.0%	30.6%
Restructuring charges	0.8%	1.2%	0.2%
Merger and related costs	0.7%	—	—
Impairment of store assets	0.1%	0.2%	0.2%
Operating (loss) income	(0.7)%	(6.6)%	2.1%
Interest expense, net	2.3%	1.4%	2.0%
(Loss) income before taxes	(3.0)%	(8.0)%	0.1%
Income tax (benefit) expense	(1.0)%	1.3%	0.1%
(Loss) income from continuing operations	(2.0)%	(9.3)%	(0.0)%

2009 Compared to 2008

Net Sales

The following is a comparison of net sales for 2009 and 2008.

	January 30,	January 31,	Decrease
	2010	2009	$	%
	(In millions)

Net store sales	$1,027.9	$1,261.6	$(233.7)	(18.5)%
Net direct marketing sales	207.7	233.6	(25.9)	(11.1)

Total	$1,235.6	$1,495.2	$(259.6)	(17.4)%

Stores

Reflected in Talbots store sales was a $218.3 million, or 19.3%, decline in comparable store sales for 2009, which was generally in line with our expectations due to the lackluster customer shopping behaviors we experienced throughout the first half of the year. We believe this was a carryover from the latter part of 2008 as the difficult economic environment significantly influenced consumers discretionary spending. When our customer was shopping, key fashion items at entry level price points were the main driver of sales. We remained steadfast in managing on lean inventory while improving our flow of merchandise, optimizing our markdowns and presenting our customer with a stronger mix of full-price to markdown merchandise.

Sales metrics for 2009 were as follows: customer traffic declined 14.6% and the rate of converting traffic to transactions declined 3.2%, resulting in a 17.8% decline in the number of transactions. Additionally, units per transaction were down 3.8%, with a 1.6% increase in average unit retail, resulting in a 2.2% decline in dollars per transaction. We began to see improvement in our sales metrics beginning in the third quarter which continued through the end of the year. Although we experienced a decline in fourth quarter traffic and transactions, dollars per transaction increased 13% reflecting an improvement in full-price selling.

Despite a year over year decline in sales and certain other related metrics, we have reason to believe that customer perception of our merchandise continued to improve. Market research we conducted during the third quarter indicated that our best customers, those who spend the most money shopping with us, gave our merchandise its highest rating in recent years. Our lower spenders also rated our merchandise at its highest levels in recent years, although not as high as our best customers.

As of January 30, 2010, we operated a total of 580 stores with gross and selling square footage of approximately 4.1 million square feet and 3.2 million square feet. This represents a decrease of approximately 1.4% in gross and selling square footage, respectively, from January 31, 2009, when we operated 587 retail stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively. The decrease in square footage is due to the opening of 11 upscale outlets and one retail store offset by the closing of 19 retail stores.

Direct Marketing Sales

We experienced an 11.1% decline in direct marketing sales in 2009 compared to 2008 while the percentage of our net sales derived from direct marketing increased to 16.8% in 2009 from 15.6% in 2008. The increase in the direct marketing as a percent of total sales is partially due to more aggressive selling and promoting of our direct marketing sales that originate in our stores via red-line phones, which are direct lines to our telemarketing center. Also contributing to the improvement, beginning in the fall season, we presented our customer with a stronger mix of full-price merchandise, achieved better fulfillment and experienced lower returns. Direct marketing sales in the third quarter were essentially flat compared to the prior year and we experienced an 11.0% increase in the fourth quarter on a year-over-year basis. Internet sales in 2009 represented 70.0% of our direct marketing sales compared to 68.0% in 2008. We believe our investment in our new Internet platform coupled with changing trends in consumer purchasing behavior, contributed to the increase in Internet sales as a percentage of direct marketing.

Cost of Sales, Buying, and Occupancy Expenses

The following is a comparison of cost of sales, buying and occupancy expense for 2009 and 2008.

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Cost of sales, buying and occupancy expense	$821.3	$1,049.8	$(228.5)
Percentage of net sales	66.5%	70.2%	(3.7)%

The decrease in cost of sales, buying and occupancy expense represents a 370 basis point improvement from the prior year. The improvement includes a 620 basis point improvement in product gross margin as a percent of sales. The improvement in product gross margin was driven by changes to our sourcing practices, disciplined inventory management and strong full-price selling specifically in the second half of the year. The improvement in cost of sales is offset by a 200 basis point increase in occupancy costs and a 50 basis point increase in buying costs, both of which rose as a percent of sales despite reductions in actual costs. These increases as a percent of sales are attributable to negative leverage from the decline in sales for the year, as actual costs for occupancy and buying were reduced from the prior year.

Selling, General and Administrative Expenses

The following is a comparison of selling, general and administrative expenses for 2009 and 2008.

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Selling, general and administrative expenses	$403.2	$523.1	$(119.9)
Percentage of net sales	32.6%	35.0%	(2.4)%

In early 2009, we established a goal of reducing annual expenses by $150.0 million by the end of fiscal 2010. Approximately 80% of this reduction was expected to be within selling, general and administrative expenses. By the end of fiscal 2009, we reduced expenses by $119.9 million, substantially achieving our two-year goal in one year. Our expense reductions were primarily realized in payroll and employee benefits and the balance in other corporate overhead expenses as we reduced our workforce by 32% during 2009.

Restructuring Charges

The following is a comparison of restructuring charges for 2009 and 2008.

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Restructuring charges	$10.3	$17.8	$(7.5)
Percentage of net sales	0.8%	1.2%	(0.4)%

The 2009 restructuring charges primarily relate to severance costs due to the corporate headcount reductions in February 2009 and June 2009, and costs to settle lease liabilities for a portion of our Tampa, Florida data center that is no longer being used. Additionally, we reorganized our global sourcing activities and entered into a buying agency agreement with Li & Fung effective September 2009. Li & Fung is now our exclusive global apparel sourcing agent for substantially all Talbots apparel.

Merger costs

In 2009, we incurred $8.2 million of merger costs in connection with our acquisition of BPW. These costs primarily consist of investment banking and professional services fees. Approximately $30.0 million of additional transaction-related costs including management and key employee incentive and retention expenses are expected to be incurred during 2010 and 2011.

Impairment of Store Assets

The following is a comparison of impairment charges for 2009 and 2008.

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Impairment of store assets	$1.4	$2.8	$(1.4)
Percentage of net sales	0.1%	0.2%	(0.1)%

We closely monitor our store portfolio to identify stores that are underperforming and close stores when appropriate. When we determine that a store is underperforming or is to be closed, we reassess the expected future cash flows of the store, which in some cases results in an impairment charge. During the third quarter of 2009, we identified and recorded an impairment charge of $1.4 million related to underperforming stores.

Net Interest Expense

	January 30,	January 31,
	2010	2009	Increase
	(In millions)

Net interest expense	$28.1	$20.3	$7.8
Average debt outstanding	498.7	474.5	24.2
Average interest rate on borrowings	4.9%	3.7%	1.2%

The increase in interest expense was primarily due to a higher average outstanding debt levels combined with a higher average interest rate on those borrowings. Interest expense in 2009 also includes $0.5 million of amortization of the $1.7 million loan fees paid to AEON in 2009 and $1.1 million of breakage fees resulting from our early repayment of the bank debt on December 29, 2009.

Income Tax (Benefit) Expense

The following is a comparison of income tax (benefit) expense for 2009 and 2008.

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Income tax (benefit) expense	$(11.5)	$20.8	$(32.3)

The income tax benefit in 2009 resulted primarily from the intraperiod tax allocation arising from other comprehensive income recognized from the remeasurement of our Pension Plan and SERP obligations due to our decision to freeze future benefits under the plans effective as of May 1, 2009. This resulted in a tax expense of approximately $10.5 million in other comprehensive income and an offsetting benefit in continuing operations. The income tax expense in 2008 is due to the establishment of a valuation allowance of $61.0 million for substantially all of our net deferred tax assets. During the fourth quarter of 2008, we concluded there was insufficient evidence that all of our deferred tax assets would be realized in the future.

2008 Compared to 2007

Net Sales

The following is a comparison of net sales for 2008 and 2007.

	January 31,	February 2,	Decrease
	2009	2008	$	%
	(In millions)

Net retail store sales	$1,261.6	$1,445.4	$(183.8)	(12.7)%
Net direct marketing sales	233.6	262.7	(29.1)	(11.1)

Total	$1,495.2	$1,708.1	$(212.9)	(12.5)%

Retail Stores

Reflected in Talbots retail store sales was a $187.6 million, or 14.2%, decline in comparable store sales for the period, driven by a 13.2% decline in transactions. We believe that the negative sales results were impacted by a weak customer response to the brand’s spring merchandise and timing of promotional events earlier in the year, coupled with the effects from the economic crisis and pressures on consumer spending later in the year. We began to see a steep decline in customer traffic in mid-September as the financial crisis unfolded. Throughout the remainder of the year, it was more challenging to drive customer traffic as we believe that our customer was becoming more cautious and thoughtful regarding her discretionary spending given the substantial economic uncertainty. As a result, we were forced to become more promotional than originally planned which negatively impacted our margins. Despite the environment in the fall season, we did see a positive response to our reinvigorated merchandise and marketing efforts during that time. The third quarter marked the first deliveries under the direction of our new creative, merchandising and marketing teams. The new deliveries in the fall season were complemented with new floor sets and major redesigned catalogs. Although we believe our improvements to the brand were received well by our customers, our sales could not withstand the continued deterioration and uncertainty of the U.S. economy. For the fourth quarter of 2008, our comparable store sales declined 24.6%.

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

Direct Marketing Sales

The decline in direct marketing sales was primarily due to the effects of the economic environment and a misjudgment in inventory commitments related to our Sale book that dropped in December. The catalog received a positive response and we were unable to fulfill approximately 39% of customer demand from the Sale book. Additionally, we shifted the mailing of our key holiday/gift catalog into November in 2008 versus October in the prior year. We expected this change to benefit our fourth quarter direct marketing sales. Because of the difficult economic environment, our fourth quarter results did not benefit from this change. Mainly because of these actions, we experienced a $17.2 million decline in net sales in the fourth quarter compared to the prior year.

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

The Internet channel continued to be an important component of direct marketing sales, with Internet representing 68% of the direct business in 2008 in comparison to 61% in 2007. We have made enhancements to our website in 2008, offering enhanced visuals and greater ease of functionality and plan to create a fresh platform of our e-commerce site in 2009. The percentage of our net sales derived from direct marketing increased slightly from 15.4% in 2007 to 15.6% in 2008.

Cost of Sales, Buying, and Occupancy Expenses

The following is a comparison of cost of sales, buying and occupancy expense for 2008 and 2007.

	January 31,	February 2,	Increase
	2009	2008	(Decrease)
	(In millions)

Cost of sales, buying and occupancy expense	$1,049.8	$1,143.3	$(93.5)
Percentage of net sales	70.2%	66.9%	3.3%

We experienced a 330 basis point increase in cost of sales, buying and occupancy expenses as a percentage of net sales over the prior year with product gross margin decreasing by approximately 25 basis points. Despite the significant decline in sales, especially in the fourth quarter, our efforts in inventory management allowed us to maintain relatively flat product margins with the prior year. Our efforts included tighter control of inventory levels, improved initial mark-on, the change to a monthly markdown cadence and a consistent flow of new merchandise across channels.

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

Selling, General and Administrative Expenses

The following is a comparison of selling, general and administration expenses for 2008 and 2007.

	January 31,	February 2,	Increase
	2009	2008	(Decrease)
	(In millions)

Selling, general and administrative expenses	$523.1	$523.3	$(0.2)
Percentage of net sales	35.0%	30.6%	4.4%

We experienced a 440 basis point increase in selling, general and administrative expenses as a percentage of net sales over the prior year. While we believed that we made progress in executing our strategic initiatives, including streamlining the organization and reducing expenses for our overall cost structure in 2008, we had not yet begun to benefit from the implementations. In 2008, we spent approximately $20.1 million in business development costs, or approximately 130 basis points, relating to non-restructuring initiatives. The costs were primarily relating to professional services. Any savings that we were able to achieve in 2008 were offset by negative leverage from the decline in sales during the period. Our primary area of savings in 2008 was due to our decision to eliminate television and national print advertising. We spent $14.8 million less, or approximately 70 basis points, during 2008 for marketing programs in comparison to 2007. Additionally, we reduced our vacation accrual by $7.3 million in 2008 due to a change in our vacation policy that became effective on January 1, 2009.

Restructuring Charges

The following is a comparison of restructuring charges for 2008 and 2007.

	January 31,	February 2,
	2009	2008	Increase
	(In millions)

Restructuring charges	$17.8	$3.7	$14.1
Percentage of net sales	1.2%	0.2%	1.0

We incurred $17.8 million and $3.7 million of expense relating to our strategic business plan in 2008 and 2007. The $17.8 million of restructuring charges in 2008 consisted of $15.9 million of severance, $4.0 million of professional services, offset by $2.2 million of non-cash credits related to stock awards that will not vest. The $3.7 million of restructuring charges in 2007 consisted of $2.7 million of professional services, $0.7 million of severance and $0.3 million of other non-cash charges.

Impairment of Store Assets

The following is a comparison of impairment charges for 2008 and 2007.

	January 31,	February 2,
	2009	2008	Increase
	(In millions)

Impairment of store assets	$2.8	$2.6	$0.2
Percentage of net sales	0.2%	0.2%	0.0

We closely monitor our store portfolio to identify stores that are underperforming and close stores when appropriate. When we determine that a store is underperforming or is to be closed, we reassess the expected future cash flows of the store, which in some cases results in an impairment charge.

Goodwill and Other Intangible Assets

Our policy is to evaluate goodwill and trademarks for impairment on an annual basis at the reporting unit level on the first day of each fiscal year, and more frequently, if events occur or circumstances change which suggest that the goodwill or trademarks should be evaluated. In the third quarter of 2008, our operating results were lower than expected. Based on this trend, we updated our forecasts during the third quarter and management performed an interim impairment test on our goodwill and trademarks. We determined that no impairment our goodwill or trademarks existed for the Talbots brand.

As a result of the significant decline in our stock price and market capitalization in the fourth quarter of 2008, we performed an additional interim test for impairment. In the fourth quarter, we finalized our 2009 budget and long term plan, evaluating current industry trends, and the impact that the uncertainty in the financial markets may have on our business and our impairment analysis. We determined that no impairment of our goodwill or trademarks existed for the Talbots brand. Our industry continues to be materially impacted by the deterioration of the U.S. economic environment and we believe that the effects will continue. As such, we may be required to perform additional tests of impairment on our goodwill and intangible assets which may result in significant charges.

Net Interest Expense

The following is a comparison of net interest expense for 2008 and 2007.

	January 31,	February 2,
	2009	2008	Decrease
	(In millions)

Net interest expense	$20.3	$34.1	$(13.8)
Average debt outstanding	474.5	541.2	(66.7)
Average interest rate on borrowings	3.7%	5.8%	(2.1)

The decrease in net interest expense was due to lower average outstanding debt levels as well as lower average interest rates.

Income Tax Expense

The following is a comparison of income tax expense for 2008 and 2007.

	January 31,	February 2,
	2009	2008	Increase
	(In millions)

Income tax expense	$20.8	$1.1	$19.7

The income tax expense in 2008 reflects the establishment of valuation allowances for substantially all of our net deferred tax assets. During the fourth quarter of 2008, we concluded there was insufficient evidence that all of our deferred tax assets would be realized in the future.

DISCONTINUED OPERATIONS

Our discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business, which was sold on July 2, 2009. The operating results of these businesses have been classified as discontinued operations for all periods presented.

On June 7, 2009, we entered into a Purchase Agreement with Jill Acquisition LLC (the “Purchaser”) for the sale of the J. Jill business, pursuant to which the Purchaser agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business. On July 2, 2009, we completed the sale for net proceeds of $64.3 million. The 75 J. Jill stores that were not sold were closed.

We recorded a $0.3 million loss on the sale and disposal of the J. Jill business in 2009. Gains and losses recorded in periods subsequent to the closing are due to working capital adjustments and to adjustments to the estimated lease liabilities relating to the 75 J. Jill stores that were not sold, and the Quincy office space that is not being subleased or used. As of January 30, 2010, we settled the lease liabilities of 69 of the 75 stores not acquired by Purchaser. Lease liabilities for four additional stores were settled subsequent to January 30, 2010. Lease termination costs are recorded at the time a store is closed or existing space is vacated. Total cash expenditures to settle the lease liabilities for the remaining two unsold stores cannot yet be finally determined and will depend on the outcome of ongoing negotiations with third parties. As a result, such costs may vary materially from current estimates and management’s assumptions and projections may change materially. While we will endeavor to negotiate the amount of remaining lease obligations, there is no assurance it will reach acceptable negotiated lease settlements. See Liquidity and Capital Resources below for further discussion of lease liabilities.

The $4.1 million loss from discontinued operations in 2009 also includes $3.8 million of operating losses, primarily due to adjustments to estimated lease liabilities relating to the Talbots Kids and Mens businesses, and losses incurred by the J. Jill business prior to ceasing operations in July 2009.

Liquidity and Capital Resources

As described above, we merged with BPW on April 7, 2010. We simultaneously closed a senior secured revolving credit facility with a third party lender, which provides borrowing capacity up to $200 million, subject to all borrowing conditions. The merger transaction and the related financing provided us with additional capital to strengthen our balance sheet, significantly reduce our outstanding indebtedness and restore positive stockholder equity.

We finance our working capital needs, operating costs, capital expenditures, strategic initiatives and restructurings, and debt and interest payment requirements through cash generated by operations, access to working capital and other credit facilities.

During 2008 and 2007, we incurred significant net losses attributable to operations, most of which related to operations being discontinued. Included in the losses from discontinued operations were significant charges related to impairments of intangible and tangible assets, the majority of which related to our J. Jill business. In late 2007, we initiated a comprehensive strategic review of our business including the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill business and other operating matters, including streamlining our organization and developing a plan to strengthen and grow the business. In connection with streamlining our organization, which was a major initiative of our strategic plan, we recorded restructuring charges of $17.8 million and $3.7 million in 2008 and 2007, respectively. Our restructuring charges primarily related to restructuring activities intended to reduce costs.

The substantial deterioration in the U.S. economy and decline in consumer discretionary spending began to significantly impact our operations during 2008, especially during the fourth quarter of 2008 in which sales declined by 23% on a year over year basis. As of January 31, 2009, we were in violation of certain financial covenants on our Acquisition Debt and had substantial additional debt obligations coming due in the next twelve months.

In response to these short-term liquidity needs, we took the following actions during 2008 and 2009 in an effort to improve our liquidity:

•	In July 2008, we entered into a $50.0 million subordinated working capital term loan facility with AEON (U.S.A.) (the “AEON Facility”) which was to mature in 2012 and was interest-only until maturity. As of January 31, 2009, we had drawn $20.0 million on this facility, and subsequent to January 31, 2009, we borrowed the remaining $30.0 million available under the facility.

•	In February 2009, we obtained a new $200.0 million term loan facility from AEON (the “AEON Loan”) and borrowed $200.0 million which was used to repay all of our outstanding indebtedness under our Acquisition Debt Agreement related to the 2006 J. Jill acquisition. The Acquisition Debt Agreement required quarterly principal payments of $20.0 million. The $200.0 million loan from AEON was interest-only until maturity. The term loan facility initially matured on August 31, 2009, but provided us with the option to extend the maturity for additional six-month periods, up to the third anniversary of the loan closing date, which was February 27, 2012.

•	As of February 2009, we converted all of our working capital lines of credit with our banks, amounting to $165.0 million in the aggregate, to committed lines with maturities in December 2009.

•	In April 2009, AEON guaranteed our outstanding debt under our then existing working capital facilities totaling $165.0 million, our then existing revolving credit facilities totaling $80.0 million, and our then existing $20 million term loan facility. AEON also agreed (i) that it would agree to continue to provide a guaranty for a refinancing of any of that debt, which then matured at various dates on and before April 16, 2010 and (ii) if the lender failed to agree to refinance that debt on or before the then existing maturity date, or if any other condition occurred that required AEON to make a payment under its then existing guaranty, AEON would make a loan to us, due on or after April 16, 2010 and within the limits of AEON’s then existing loan guaranty, to avoid any lack of our financial resources caused by any such failure of refinancing. In April 2009, AEON also confirmed its support for our working capital improvements initiatives for our merchandise payables management and that it would use commercially reasonable effort to provide us with financial support through loan or guarantee up to $25.0 million only if, and to the extent that, we fell short in achieving our targeted cash flow improvement for fall 2009 merchandise payables.

•	In April 2009, we entered into a $150.0 million secured revolving loan facility with AEON. The facility was to mature upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by us or our subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to the lender. The facility was secured by (i) a first priority security interest in substantially all of our consumer credit/charge card receivables and (ii) a first lien mortgage on our Hingham, Massachusetts headquarters and Lakeville, Massachusetts distribution facility. Amounts could be borrowed, repaid and reborrowed under the facility and could be used for working capital and other general corporate purposes.

•	As of April 2009, we eliminated all financial covenant ratios from our debt agreements.

•	On December 8, 2009, we entered into agreements for the proposed BPW Transactions.

•	On December 28, 2009, we executed an Amended and Restated Secured Revolving Loan Agreement with AEON (the “Amended Facility”), which amended and restated the $150.0 million secured revolving loan facility executed with AEON in April 2009. Under the terms of the Amended Facility, the principal amount of the earlier $150.0 million secured credit facility was increased to $250.0 million. We could use funds borrowed under the Amended Facility solely (i) to repay our outstanding third-party bank indebtedness plus interest and other costs, (ii) to fund working capital and other general corporate purposes up to $10.0 million subject to satisfaction of all borrowing conditions and availability under the Amended Facility, and (iii) to pay related fees and expenses associated with the Amended Facility. This Amended Facility was secured by substantially all of our existing and after-acquired assets and properties, including the assets and properties which were collateral under our earlier $150.0 million AEON facility.

The Amended Facility had a scheduled maturity date of the earlier to occur of (i) April 16, 2010 or (ii) the consummation of the BPW Transactions, provided that the merger transaction together with any concurrent financing results in sufficient net cash proceeds to enable us to make full repayment of our AEON debt (including amounts owed under the Amended Facility).

•	On December 29, 2009, we borrowed $245.0 million under the Amended Facility which we used to repay in full our outstanding third party bank indebtedness, related interest, and other costs and expenses. The Amended Facility was provided pursuant to AEON’s April 9, 2009 financial support commitments, as referred to above, which were satisfied and discharged in full upon the December 29, 2009 funding under this Amended Facility for the repayment of all of our then outstanding third-party bank indebtedness.

In addition to the short-term liquidity actions described above, and with a focus on the Talbots brand, in late 2008, we began to implement a series of key initiatives designed to streamline our organization, reduce our cost structure and optimize our gross margin performance through stronger inventory management and improved initial mark-ups resulting from changes to our supply chain practices. We took the following actions as part of our continuing strategic initiatives in 2008 and 2009:

•	In June 2008, we reduced our corporate headcount by approximately 9% across multiple locations at all levels.

•	During the third quarter of 2008, we completed the closing of our Kids, Mens and U.K. business concepts which were not considered strategic to ongoing operations.

•	During the third quarter of 2008, our Board of Directors approved a plan to sell the J. Jill business which was not considered strategic to ongoing operations.

•	During 2008, we eliminated advertising in television and national print, contributing to $14.8 million less in spending from 2007.

•	During 2008 and 2009, we changed our promotional cadence to monthly markdowns rather than our historical four clearance sales events per year, held a leaner inventory position and concentrated on better product flow and content. We also decreased our inventory commitments for 2009.

•	In 2008 and 2009, we reduced our annual gross capital expenditures (excluding construction allowances received from landlords) to $44.7 million and $21.0 million, respectively, from $57.6 million in 2007.

•	In 2009, we initiated a program to achieve a $150.0 million annual expense reduction to be completed by the end of fiscal 2010, and have substantially achieved that goal as of January 30, 2010, including a reduction of $119.9 million in selling, general and administrative expenses and $26.8 million in cost of sales, buying and occupancy costs. Key components are as follows:

•	Reduced corporate headcount by approximately 17% in February 2009, and further again in June 2009 by approximately 20%.

•	Reduced hours worked in our stores, distribution center and call center for 2009.

•	Eliminated matching contributions to our 401(k) plan for 2009, increased employee health care contributions, eliminated merit increases for 2009 and froze our defined benefit pension plans.

•	Implemented broad-based non-employee overhead actions resulting in cost savings, primarily in the area of administration, marketing and store operations

•	In February 2009, our Board approved the indefinite suspension of our quarterly dividend.

•	In July 2009, we completed the sale of the J. Jill business to Purchaser for net cash proceeds of $64.3 million and closed the 75 J. Jill stores not purchased in the transaction. As of January 30, 2010, the lease liabilities for 69 of the 75 unsold stores are settled. Three additional store leases were settled subsequent to January 30, 2010.

•	In August 2009, we reorganized our global sourcing activities and entered into a buying agency agreement with Li & Fung whereby, effective September 2009, Li & Fung is acting as our exclusive global sourcing agent for substantially all Talbots apparel. In connection with the reorganization, we closed our Hong Kong and India sourcing offices and reduced our corporate sourcing headcount.

•	In 2009, we successfully managed our fall 2009 merchandise payables without the need to draw upon the $25.0 million working capital financial support commitment provided by AEON in April 2009

•	In 2009, we closed 19 underperforming stores, some of which relate to store leases that expired during 2009 and some of which are pursuant to existing early termination right provisions.

•	In 2009, we decreased our catalog circulation to approximately 36.6 million catalogs, down from approximately 55.0 million in 2008.

In connection with certain of the above activities, we recorded additional restructuring charges of $10.3 million in 2009.

Because economic conditions and discretionary consumer spending have not improved in the near term, we expect to continue to consider further realignment and rationalization initiatives and actions to further reduce and adjust our costs relative to our sales and operating results. We will also continue to review store performance and expect to continue to close underperforming stores when we believe appropriate under the circumstances.

As noted above, on July 2, 2009, we completed the sale of the J. Jill business, pursuant to which the Purchaser agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business. Under the terms of the Purchase Agreement, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser and a sublease through December 2014 of approximately 63,943 square feet of space at the Company’s 126,869 square foot leased office facility in Quincy, Massachusetts. Certain of our subsidiaries remain contingently liable for obligations and liabilities transferred to the Purchaser, including those related to leases and other obligations transferred to and assumed by the Purchaser. If any material defaults were to occur which the Purchaser does not satisfy or fully indemnify us against, it could have a material negative impact on our financial condition and results of operations. We have accrued a guarantee liability for the estimated exposure related to these guarantees, which is subject to future adjustment and could vary materially from estimated amounts.

The lease liabilities of three of the 75 stores not acquired by the Purchaser have not yet been settled. Lease termination costs are recorded at the time a store is closed or existing space is vacated. Total cash expenditures to settle the lease liabilities for the remaining three unsold stores cannot yet be finally determined and will depend on the outcome of ongoing negotiations with third parties. As a result, such costs may vary materially from current estimates and management’s assumptions and projections may change materially. While the Company will endeavor to negotiate the amount of remaining lease obligations, there is no assurance it will reach acceptable negotiated lease settlements.

All of our merchandise is manufactured to our specifications by third-party suppliers and intermediary vendors, most of whom are located outside the United States. Our merchandise purchases are procured through a variety of payment terms with our vendors. In order to more effectively manage our accounts payable and cash positions due to our sales trends and cash needs, during the second half of 2008 and into 2009, we extended many of our accounts payable terms from secured letters of credit to open account terms payable in approximately 60 days after shipment. This has improved our cash position and accounts payable management and we intend to seek to continue these accounts payable and cash management practices going forward.

Debt Facilities

At January 30, 2010, we had existing credit facilities providing an aggregate of $491.5 million of financing through the AEON Facility, AEON Loan and Amended Facility, all of which are with related parties. Our outstanding borrowings totaled $486.5 million at January 30, 2010, including $50.0 million, $191.5 million and $245.0 million outstanding under the AEON Facility, AEON Loan and Amended Facility, respectively. At January 30, 2010, we had $5.0 million available for future borrowing under the Amended Facility.

The AEON Facility was an interest-only loan (5.25% at January 30, 2010) which was to mature on January 28, 2012. The AEON Loan was an interest-only loan (6.77% at January 30, 2010) which was to mature on August 26, 2010, but provided us with the option to extend the maturity for additional six-month periods, up to the third anniversary of the loan closing date, which was February 27, 2012. The Amended Facility carried monthly interest payments (6.23% at January 30, 2010) and had a scheduled maturity date of the earlier to occur of (i) April 16, 2010 or (ii) the consummation of the BPW Transactions, provided that the merger transaction together with any concurrent financing results in sufficient net cash proceeds to enable us to make full repayment of our AEON debt. For a more detail description of these facilities, please see “Contractual Obligations — Debt” below.

In connection with the consummation and closing of the BPW Transactions, we repaid all outstanding indebtedness under our AEON and AEON (U.S.A.) credit facilities on April 7, 2010. As a result, all amounts due under these debt agreements have been classified as current liabilities as of January 30, 2010. See Note 20, Subsequent Events, for further information

BPW Transactions

On December 8, 2009, we entered into agreements for the proposed BPW Transactions which consist of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW pursuant to which a wholly-owned subsidiary of ours would merge with and into BPW with BPW surviving as a wholly-owned subsidiary of ours, in exchange for our issuance of Talbots common stock to BPW stockholders; (ii) the retirement of all Talbots common stock held by AEON (U.S.A.), the issuance of warrants to purchase 1 million of our common shares by AEON (U.S.A.) and the repayment of all of our outstanding AEON debt and outstanding bank debt; and (iii) a third party loan commitment for a new senior secured revolving credit facility (“Credit Facility”).

We completed the BPW Transactions on April 7, 2010 and used the proceeds from the merger combined with a drawdown under the Credit Facility to repay in full our $488.2 million of outstanding indebtedness to AEON and AEON (U.S.A.) and accrued interest and other costs. Immediately following the repayment on April 7, 2010, we had $125.0 million of total debt outstanding. In addition, our stockholders’ equity increased by approximately $330.0 million, before our acquisition costs, as a result of issuing 41.5 million shares of Talbots common stock and 17.2 million warrants to purchase Talbots common stock in the merger, and one million warrants to purchase Talbots common stock to AEON (U.S.A.) to repurchase the 29.9 million shares of Talbots common stock held by AEON (U.S.A.). As a result of completing the BPW Transactions, AEON and AEON (U.S.A.) no longer own any shares of our common stock or are no longer a lender to us under any of our financing agreements.

The Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permits us to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of reserves as set forth in the agreement, minus the lesser of (x) $20 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carry interest, at our election, at either (a) the three-month LIBOR plus 4.00% to 4.50% depending on availability thresholds or (b) the base rate plus 3.00% to 3.50%, depending on certain availability thresholds. Interest on borrowings is payable monthly in arrears. We pay a fee on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the agreement.

Amounts borrowed are repaid on a daily basis through a control account arrangement. Cash received from customers is swept on a daily basis into a control account in the name of the agent for the lenders. We are permitted to maintain a certain amount of cash in disbursement accounts, including such amounts necessary to satisfy our current liabilities incurred in the ordinary course of our business. Amounts may be borrowed and reborrowed from time to time, subject to the satisfaction or waiver of all borrowing conditions, including without limitation perfected liens on collateral, accuracy of all representations and warranties, the absence of a default or an event of default, and other borrowing conditions, all subject to certain exclusions as set forth in the agreement.

The agreement matures on October 7, 2013, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at our option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. Upon any voluntary or mandatory prepayment, we will reimburse the lenders for costs associated with early termination of any currency hedging arrangements related to such loan. Amounts voluntarily repaid prior to the maturity date may be reborrowed.

The Company and certain of our subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Credit Facility are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations are secured by (i) a first priority perfected lien and security interest in substantially all of our assets and any guarantor from time to time and (ii) a first lien mortgage on our Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. In connection with the lenders’ security interest in our proprietary Talbots charge card program, Talbots and certain of our subsidiaries have also executed an access and monitoring agreement that requires us to comply with certain monitoring and reporting obligations to the agent with respect to such program, subject to applicable law.

We may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting us, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions, and disposing of property or assets. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement contains customary representations, warranties and covenants relating to Talbots and its subsidiaries. The agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement. The agreement does not contain any financial covenant tests.

Upon the consummation and closing of the BPW Transactions, $125.0 million was outstanding under the Credit Facility.

Fiscal 2010

Our ability to obtain additional financing as needed depends upon many factors, including our financial projections and our prospects and creditworthiness, as well as external economic conditions and general liquidity in the credit markets.

Based on our current assumptions, our forecast and operating and cash flow plan for 2010, our borrowing availability under the new senior secured revolving credit agreement and the restructuring of the Company’s capital structure, we anticipate that the Company will have sufficient liquidity to finance anticipated working capital and other expected cash needs for at least the next twelve months. Our ability to meet our cash needs and satisfy our operating and other non-operating costs will depend upon, among other factors, our future operating performance as well as general economic conditions.

Cash Flows

During 2009, we generated net cash flows of $94.8 million, including $29.7 million from discontinued operations, versus a net use of cash of $7.5 million in 2008. The $29.7 million of net cash flow from discontinued operations in 2009 was due to the sale of our J. Jill business for net cash proceeds of $64.3 million in July 2009.

The following is a summary of our cash flows from continuing operations in 2009, 2008 and 2007 (in thousands):

	January 30,	January 31,	February 2,
	2010	2009	2008

Net cash provided by operating activities	$81,187	$16,260	$213,708
Net cash used in investing activities	(20,919)	(42,143)	(57,597)
Net cash provided by (used in) financing activities	4,327	57,763	(152,456)

Cash provided by operating activities

Cash provided by operating activities increased $64.9 million to $81.2 million in 2009 due to the lower operating loss and lower investment in working capital. The lower investment in working capital was due primarily to lower merchandise inventory levels and a $26.6 million refund of prior years’ tax payments. The lower operating loss, despite a 17% decline in revenues, and lower inventory levels were the result of actions taken by us over 2008 and 2009 to reduce operating costs, maintain leaner inventories and improve gross margins. We are comfortable with our merchandise inventory levels with our improved product flow enabling us to operate in 2009 on a lower inventory level compared to 2008.

Cash used in investing activities

Cash used in investing activities decreased $21.2 million to $20.9 million in 2009 due to our planned decline in spending on new store openings, store renovations, and information technology due to the uncertain economic environment. During 2009, we opened 11 new upscale outlet stores and converted seven existing stores into upscale outlet stores. In addition, we also opened one new Talbot’s store, and closed 19 others. The balance of our capital expenditures in 2009 was focused on a platform refresh of our e-commerce site and the renovation and refurbishment of certain of our existing stores. We expect to increase our capital spending to approximately $40.0 million in 2010 with capital outlays expected to be focused on opening additional upscale outlet stores and funding other growth initiatives.

Cash provided by (used in) financing activities

Cash provided by financing activities decreased $53.4 million to $4.3 million in 2009 from $57.8 million in 2008. Our financing activities in 2009 were focused on improving our debt maturity schedule and terms of our outstanding indebtedness. During 2009, we borrowed $483.0 million, including $475.0 million from AEON and AEON (U.S.A.), and repaid $473.4 million of outstanding debt, including $464.9 million of third-party bank indebtedness. In 2009, we paid AEON $8.5 million of the net proceeds from sale of the J. Jill business in accordance with the terms of the AEON Loan. Our outstanding debt totaled $486.5 million at January 30, 2010 as compared to $476.9 million at January 31, 2009.

Critical Accounting Policies

The preparation of the our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the balance sheets and the reported amounts of net sales and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to inventories, product returns, customer programs and incentives, retirement plans, impairment of long-lived assets, impairment of goodwill and other intangible assets, income taxes and stock-based compensation. The estimates are based on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates if actual events or experience were different from their assumptions.

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

Inventory Markdown Reserve.  Merchandise inventory is a significant asset on our balance sheet, representing approximately 17.3% of our total assets at January 30, 2010. Historically, we managed our inventory levels by typically holding four major sale events per year in our stores and our catalog, consisting of two mid-season sales and two end-of-season clearance sales. These events served to liquidate remaining inventory at the end of each selling season after which remaining goods were transferred to our outlet stores. In November 2007, we changed our markdown cadence from our historical four clearance events per year to markdowns on a monthly basis.

Consistent with the retail inventory method, at the end of each reporting period, reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining markdown past-season inventory.

The key factors influencing the reserve calculation are the overall level of past season inventory at the end of the reporting period and the expectation of future markdowns on this same merchandise. The future markdown rate is reviewed regularly by comparing actual markdowns taken against previous estimates. These results are then factored into future estimates. Historically, the difference between management’s estimates and actual markdowns has not been significant.

If market conditions were to further decline or customer acceptance of product was not favorable, we may have excess inventory on hand and may be required to mark down inventory at a greater rate than estimated, resulting in an incremental charge to earnings. We believe that at January 30, 2010 and January 31, 2009, the markdown reserve was appropriate based on current past season inventory levels, historical markdown trends, and forecasts of future sales of past season inventory. The markdown reserve rate of past season inventory was 62% and 58% at January 30, 2010 and January 31, 2009, respectively. A 100 basis point increase or decrease in this rate would impact pre-tax income by approximately $0.2 million and $0.3 million in 2009 and 2008, respectively.

Sales Return Reserve.  As part of the normal sales cycle, we receive customer merchandise returns through both of our catalog and store locations. To account for the financial impact of this process, management estimates future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels and projected future return levels. Our estimated sales returns are periodically compared to actual sales returns. Historically, the difference between the estimated sales returns and actual sales returns has not been significant.

If customer acceptance of the product was not favorable or the product quality were to deteriorate, future actual returns may increase, resulting in a higher return rate and increased charges to earnings. We believe that the reserve balances at January 30, 2010 and January 31, 2009, of $7.3 million and $4.7 million, respectively, were appropriate based on current sales return trends and reasonable return forecasts.

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

Our Classic Awards program has three defined tiers of participation, each of which enables our customers to earn points for every purchase made with us, whether in-store, online or via catalog. Once a customer earns 500 points, they receive a $25 appreciation award to be redeemed on a future merchandise purchase. Appreciation awards, by their terms, expire one year from the date of issuance. Other benefits of Classic Awards membership include birthday bonus percentage-off coupons and other special offers and promotions such as double points. The three tiers of our Classic Awards program include:

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

We believe that the accrual balances at January 30, 2010 and January 31, 2009 were appropriate based on recent purchase levels and expected redemption levels. A 1% change in redemptions or issuances would have changed pre-tax income by approximately $0.1 million in 2009 and 2008, respectively.

Retirement Plans.  We sponsor a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all full-time Talbots brand and shared service employees hired on or before December 31, 2007; two non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots brand current and former key executives impacted by Internal Revenue Code limits; and we provide certain medical benefits for most Talbots brand retired employees under postretirement medical plans. In calculating our retirement plan obligations and related expense, we make various assumptions and estimates. The annual determination of expense involves calculating the estimated total benefit ultimately payable to our plan participants and allocating this cost to the periods in which services are expected to be rendered. Prior to 2008, the plans were valued annually as of December 31st. In accordance with new accounting guidance, the measurement date was changed to our fiscal year end effective January 31, 2009. In February 2009, we announced our decision to freeze the Pension Plan and SERP effective May 1, 2009. As a result of the decision made in February 2009 to freeze the plans, a remeasurement occurred as of February 28, 2009. The remeasurement resulted in a decrease to other liabilities of $25.4 million and $2.0 million for the Pension Plan and SERP, respectively, and an increase to other comprehensive income of $15.2 million and $1.2 million, net of tax, for the Pension Plan and SERP, respectively.

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

The assumed discount rate is based, in part, upon a discount rate modeling process that involves applying a methodology which matches the future benefit payment stream to a discount curve yield for the plan. The discount rate is used principally to calculate the actuarial present value of our obligation and periodic expense attributable to our employee benefits plans. At January 30, 2010 and January 31, 2009, the discount rate used for the Pension Plan was 6.5%. The discount rates used for the SERP were 6.5% and 6.25% at January 30, 2010 and January 31, 2009, respectively. To the extent that the discount rate increases or decreases, our obligations are decreased or increased accordingly. A 25 basis point change in the discount rates would have impacted our pre-tax income by approximately $0.2 million and $1.3 million in 2009 and 2008, respectively.

The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. The expected average long-term rate of return on assets is based on an analysis which considers actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the three major classes of investments in which we invest (debt, equity, and foreign securities) for the period since the Pension Plan’s inception and for the longer period commencing when the return data was first tracked, and expectations of future market returns from outside sources for the three major classes of investments in which we invest. This rate is used primarily in estimating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over approximately five years. We used a rate of 8.5% and 9.0% as the expected long-term rate of return on plan assets at January 30, 2010 and January 31, 2009, respectively. A 25 basis point change in the expected long-term rate of return on plan assets would have impacted our pre-tax income by $0.2 million and $0.3 million in 2009 and 2008, respectively.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is based on historical and expected compensation increases. We utilized a rate of 4.0% for both periods beginning February 1, 2009 and January 1, 2008. This rate is used principally to estimate the retirement obligation and annual expense. An increase in the assumed average rate of compensation increase from 4% to 5% would have decreased our pre-tax income by $0.1 million in 2009 and $2.1 million in 2008.

The assumed health care expense trend rates have a significant effect on the amounts reported for the postretirement medical plans. The healthcare cost escalation rate is used to determine the postretirement obligation and annual expense. At January 30, 2010 and January 31, 2009, we used 7.0% and 9.0%, respectively, as initial cost escalation rates that gradually trend down to 5.0%. To the extent that these rates increase or decrease, our obligation and associated expense are increased or decreased accordingly. A 1% increase in the assumed health care trend rate would have no material impact on our pre-tax income in 2009 or 2008.

We believe that the assumptions used in calculating the liabilities under our retirement plans and postretirement medical plan as of January 30, 2010 and January 31, 2009 were reasonable.

Long-lived Assets.  We periodically review the depreciation and amortization periods of long-lived assets to determine whether current circumstances indicate that the carrying value may not be recoverable. We monitor our assets for potential impairment by comparing the carrying value of the asset to its undiscounted future cash flows. If impairment is identified, a loss is recognized for the difference between the carrying value of the asset and its estimated fair value.

The calculation of an impairment loss is significantly impacted by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are based upon our experience, knowledge and expectations. However, these estimates can be affected by factors that can be difficult to predict, such as our future operating results, future store profitability and future economic conditions. While we believe that our estimates are reasonable, different assumptions regarding items such as future cash flows could affect our evaluations and result in impairment charges. Additionally, our initiative to continue to critically assess individual store profitability on an ongoing basis in an effort to restore profitability could result in an increased number of closed stores, resulting in larger impairment charges in future periods. We recorded impairment charges of $1.4 million, $2.8 million and $2.6 million relating to store assets during 2009, 2008 and 2007.

Goodwill and Other Intangible Assets.  We test our goodwill and trademarks for impairment at the reporting unit level on the first day of each fiscal year, and between annual tests if events occur or circumstances change which suggest that the goodwill or trademarks should be evaluated.

We use a two-step process for determining whether goodwill is impaired. In the first step, we compare the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds fair value, we perform a second step to calculate the goodwill impairment. In the second step, we determine the fair value of the individual assets and liabilities of the reporting unit and calculate the implied fair value of goodwill.

To determine fair value, we use a combination of the income approach, which is based on the cash flows that the reporting unit expects to generate in the future, and the market value approach. The income approach requires significant judgments and estimates to project future revenues and expenses, changes in gross margins, cash flows and estimates of future capital expenditures for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate. We believe the discount rate we used is consistent with the risks inherent in our business and with the retail industry. We also use the market approach to estimate fair value of our reporting units by utilizing industry multiples of operating performance. The multiples are derived from comparable publicly traded companies with operating characteristics similar to the reporting units. Our evaluation of goodwill inherently involves judgments as to assumptions used to project these amounts and the impact of market conditions on those assumptions. Our estimates may differ from actual results due to, among other matters, economic conditions, changes to our business model, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results.

We have performed a sensitivity analysis on our significant assumptions and determined that a negative change in our assumptions, namely a 1% increase in the discount rate, a 10% decrease in the market approach multiple or a 10% decrease in forecasted earnings, would not have resulted in a change in our conclusions in 2009 and 2008. The computed fair value of the stores reporting unit was in excess of its carrying value by a significant margin.

We compare the fair value of the trademarks to their carrying value to determine whether the asset is impaired. Fair value is determined based on the income approach using the relief-of-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the asset. This approach is dependent on a number of factors, including estimates of future sales, royalty rates of intellectual property, discount rates and other variables. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results.

We performed a sensitivity analysis on our significant assumptions and determined that a negative change in our assumptions, as follows, would have resulted in the following additional impairment charges in 2009 and 2008:

Additional Impairment Charge
	2009	2008

1% Increase in discount rate	No effect	No effect
50 Basis point decrease in royalty rate	No effect	$3.0 million
1% Decrease in revenue growth rate	No effect	No effect

See Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 15 for further discussion of goodwill and trademarks.

Income Taxes. — We record deferred income taxes to recognize the effect of temporary differences between tax and financial statement reporting. We calculate the deferred taxes using enacted tax rates expected to be in place when the temporary differences are realized. We record a valuation allowance to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. If it is subsequently determined that a deferred tax asset will more likely than not be realized, we record a credit to earnings to reduce the allowance. In determining the tax benefit resulting from a loss from continuing operations we consider all sources of income including discontinued operations, extraordinary items, other comprehensive income and other components of equity.

We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carry forward periods available, and other relevant factors. Changes in the required valuation allowance are recorded in the period that the determination is made. We determined in 2008 and 2009 that it is more likely than not that we will not realize the benefits from our deferred tax assets, and have recorded a valuation allowance for substantially all of our net deferred tax assets, after considering sources of taxable income from reversing deferred tax liabilities.

There is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. Where applicable, the associated interest and penalties have also been recognized. We classify uncertain tax positions as non-current income tax liabilities unless expected to be resolved within one year. We classify interest on uncertain tax positions in interest expense, interest income from income tax refunds in interest income, and penalties in selling, general and administrative expenses.

We are routinely under audit by various domestic and foreign tax jurisdictions. There is significant judgment that is required in determining our provision for income taxes, such as our mix and level of earnings, changes in tax laws or rates, changes in the expected outcome of audits, the expiration of the statute of limitations on some tax positions, and obtaining new information about particular tax positions that may cause us to change our estimates. Changes in estimates may create volatility in our effective tax rate in future periods and may materially affect our results of operations. We believe that our accruals for income taxes are appropriate at January 30, 2010, January 31, 2009 and February 2, 2008.

Stock-Based Compensation.  We account for stock-based compensation based on the fair value of the equity awards at the date of grant. We recognize stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeiture rates differ from those estimates. To determine the fair value of options, we use the Black-Scholes option-pricing model which requires us to make subjective assumptions, including estimates of the expected life of the option, estimates of the volatility of the our common stock price over the expected life, expected dividend rate, and the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the options.

The expected life of the option represents the weighted average period of time that share-based awards are expected to be outstanding, giving consideration to vesting schedules, historical exercise patterns, and expectations of future exercise patterns. The expected volatility of our common stock price is based primarily upon historical volatilities of our stock from public data sources and also considers implied factors that may influence our volatility. The expected dividend yield is based on the anticipated annual payment of dividends. The risk free interest rate is based on data derived from public sources regarding U.S. Treasury zero-coupon bond issues. Our estimates of expected volatility and expected life have the greatest impact on determining the fair value of options granted. If the expected volatility or expected life were to increase, the fair value of the stock award would be higher resulting in increased compensation charges. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we utilized different assumptions, the recorded stock-based compensation expense could be materially different in the future.

The fair value of nonvested stock awards and restricted stock units is based on the closing stock price on the date of grant and the related stock-based compensation expense is recognized on a straight-line basis over the vesting period. The vesting period on awards granted as performance accelerated nonvested stock is a five-year period, but can be accelerated to three years after the grant date depending on the achievement of certain corporate financial goals. If we determine that the achievement of certain corporate financial goals is probable where we previously concluded that achievement of the goals would not occur, then the vesting period would be reduced at that time and the related expense amounts would increase. Certain shares of nonvested stock are time-vested generally between periods of two to four years. Restricted stock units generally vest over one year.

We estimate the forfeiture rate based on historical experience as well as expected future behavior. We compare actual forfeitures with estimates and revise our estimates if differences occur. If actual forfeitures rates are lower than our estimates, our compensation expense would increase. Conversely, if actual forfeitures are greater than our estimates, our compensation expense would decrease. Our results of operations will be impacted by differences between estimated and actual forfeitures. A 1% decrease in the assumed forfeiture rate would have decreased our pre-tax income by less than $0.1 million in 2009, $0.1 million in 2008 and $0.2 in 2007.

The impact of share-based compensation expense on our results of operations, including net income and earnings per diluted share, will depend on, among other factors, the number of equity awards granted, the market price of our shares at the date of grant and the various other assumptions used in valuing such awards.

Contractual Commitments.

The following summarizes our significant contractual commitments as of January 30, 2010:

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
	(In thousands)

Debt, including estimated interest payments*	$492,600	$492,600	$—	$—	$—
Operating leases:
Real estate	641,312	130,018	228,467	154,027	128,800
Equipment	8,131	3,997	4,017	117	—
Merchandise purchases	206,263	206,263	—	—	—
Construction contracts	857	857	—	—	—
Other contractual commitments	6,493	6,229	259	5	—
Long-term obligations:
Non-qualified retirement plans	23,858	2,775	4,780	4,422	11,881
Unrecognized tax benefits	6,192	3,473	2,719	—	—

Total Commitments	$1,385,706	$846,212	$240,242	$158,571	$140,681

*	Interest payments were estimated using our current borrowing rates as of January 30, 2010. The table above does not include any debt payments related to our new Credit Facility entered into on April 7, 2010. See BPW Transactions and Note 20, Subsequent Events, to our consolidated financial statements for more information related to the Credit Facility.

Debt.  $250.0 Million Secured Revolving Loan Facility with AEON — On December 28, 2009, we executed an Amended and Restated Secured Revolving Loan Agreement with AEON (the “Amended Facility”), which amended and restated the $150.0 million secured revolving loan facility executed with AEON in April 2009. Under the terms of the Amended Facility, the principal amount of the earlier $150.0 million secured credit facility was increased to $250.0 million. We could use funds borrowed under the Amended Facility solely (i) to repay our outstanding third-party bank indebtedness plus interest and other costs, (ii) to fund working capital and other general corporate purposes up to $10.0 million subject to satisfaction of all borrowing conditions and availability under the Amended Facility, and (iii) to pay related fees and expenses associated with the Amended Facility. The Amended Facility was provided pursuant to AEON’s April 9, 2009 financial support commitments, which were satisfied and discharged in full upon the December 29, 2009 funding under this Amended Facility for the repayment of all of our outstanding third-party bank indebtedness as described below.

Borrowings under the Amended Facility carried interest at a variable rate equal to LIBOR plus 6.00% (LIBOR is the six-month London interbank offer rate expressed as a percentage rate per annum). Interest was payable monthly in arrears. At January 30, 2010, the interest rate was 6.23%. The Amended Facility had a scheduled maturity date of the earlier to occur of (i) April 16, 2010 or (ii) the consummation of the previously announced merger of our acquisition subsidiary with and into BPW, the repurchase of AEON’s equity interest in us and repayment of all outstanding debt owed to AEON, provided that the merger transaction together with any concurrent financing results in sufficient net cash proceeds to enable us to make full repayment of our AEON debt (including under the Amended Facility).

Prior to being amended, the earlier facility was secured by (i) a first priority security interest in substantially all of our consumer credit/charge card receivables and (ii) a first lien mortgage on our Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. The Amended Facility was secured by a lien on substantially all of our existing and after acquired assets and properties, including the above-mentioned credit/charge card receivables and mortgaged properties. As under the earlier facility, obligations under the Amended Facility were unconditionally guaranteed on a joint and several basis by certain of our existing and future direct and indirect subsidiaries.

As of December 28, 2009, we had outstanding short-term indebtedness of approximately $221.0 million under third-party bank credit facilities which were scheduled to terminate between late December 2009 and April 2010, which had not been extended or refinanced, as well as $20.0 million of third party bank indebtedness due in 2012. Entry into this Amended Facility required the consent or waiver by each of the third party bank lenders under their outstanding bank indebtedness; because such bank lender consents or waivers were not provided, all of the facilities under which this outstanding bank indebtedness was provided have been terminated. On December 29, 2009, we borrowed $245.0 million under the Amended Facility which we used to repay this outstanding third-party bank indebtedness, related interest, and other costs and expenses.

Under the Amended Facility, a fee of $1.7 million was due and paid to AEON upon initial funding. Prior to being amended, the earlier facility had called for an upfront fee of $1.5 million upon any initial borrowing, which, because no amounts had been borrowed under that earlier facility, had not been previously paid.

In connection with the consummation and closing of the BPW Transactions, we paid all outstanding indebtedness under the Amended Facility on April 7, 2010. See Note 20, Subsequent Events, for further information.

$200.0 Million Term Loan Facility with AEON — In February 2009, we entered into a $200.0 million term loan facility agreement with AEON (“AEON Loan”). The funds received from the AEON Loan were used to repay all of our outstanding indebtedness under the Acquisition Debt agreement in February 2009.

The AEON Loan was an interest-only loan until maturity. Borrowings under the AEON Loan carried interest at a variable rate equal to LIBOR plus 6.00%. Interest was payable semi-annually in arrears. At January 30, 2010, the interest rate was 6.77%. No loan facility fee was payable as part of the AEON Loan. The AEON Loan initially matured on August 31, 2009. During the continuing term of the loan, we had the option to extend the maturity for additional six-month periods, up to the third anniversary of the loan closing date, which was February 27, 2012. The AEON Loan was subject to mandatory prepayment as follows: (a) 50% of excess cash flow (as defined in the agreement), (b) 100% of net cash proceeds of a sale of the J. Jill business and 75% of net cash proceeds on any other asset sales or dispositions, and (c) 100% of net cash proceeds of any non-related party debt issuances and 50% of net cash proceeds of any equity issuances (subject to such exceptions as to debt or equity issuances as the lender may agree to). On December 14, 2009, we paid the $8.5 million of net proceeds from the sale of the J. Jill business to AEON in accordance with the AEON Loan. As of January 30, 2010, outstanding borrowings under the AEON Loan totaled $191.5 million. Upon any voluntary or mandatory prepayment, we were to reimburse the lender for costs associated with early termination of any currency hedging arrangements related to the loan. The AEON loan contained no financial covenants, but did contain certain restrictive covenants.

In connection with the consummation and closing of the BPW Transactions, we repaid all outstanding indebtedness under the AEON Loan on April 7, 2010. See Note 20, Subsequent Events, for further information.

Term Loan with AEON (U.S.A.) — In July 2008, we finalized the terms of a $50.0 million unsecured subordinated working capital term loan credit facility with AEON (U.S.A.) (the “AEON Facility”). The AEON Facility was to mature and AEON (U.S.A.)’s commitment to provide borrowings under the AEON Facility was to expire on January 28, 2012, unless terminated earlier under the loan terms. Under the terms of the AEON Facility, the financing was an unsecured general obligation of ours. The AEON Facility was available for use by us and our subsidiaries for general working capital and other appropriate general corporate purposes. Borrowings under the AEON Facility carried interest at a rate equal to three-month LIBOR plus 5.0%. At January 30, 2010, the interest rate was 5.25%. We paid an upfront commitment fee of 1.5% (or $0.8 million) to AEON (U.S.A.) at the time of execution and closing of the AEON Facility. We were required to pay a fee of 0.5% per annum on the undrawn portion of the commitment, payable quarterly in arrears. The AEON Facility originally included covenants relating to us and our subsidiaries that were substantially the same in all material respects as under the Acquisition Debt. In March 2009, an amendment was executed between us and AEON (U.S.A.) to remove the financial covenants in their entirety from the facility. As of January 30, 2010, we were fully borrowed under the AEON Facility.

In connection with the consummation and closing of the BPW Transactions, we repaid all outstanding indebtedness under the AEON Facility on April 7, 2010. See Note 20, Subsequent Events, for further information.

Operating Leases.  We conduct the major part of our operations in leased premises with lease terms expiring at various dates through fiscal 2023. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and also provide that we pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Most store leases also provide renewal options and contain rent escalation clauses. We also lease store computer and other corporate equipment with lease terms generally between three and five years.

Included in the table above are two executed leases relating to Talbots stores not yet opened at January 30, 2010. The table also includes the remaining lease payments for eight Talbots Kids and Mens stores, the Quincy facility and the former J. Jill stores not purchased by the Purchaser for which we have not yet reached lease settlements, whose terms expire at various dates through fiscal 2016.

In connection with our disposition of the J. Jill business and under the terms of the Purchase Agreement, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser as part of the transaction and a sublease through December 2014 of approximately 63,943 square feet of space at the Company’s 126,869 square foot leased office facility in Quincy, Massachusetts. In connection with closing our U.K. stores in 2008, three store leases were assigned to a local retailer who assumed the primary lease obligations. We remain secondarily liable as a guarantor in the event the local retailer does not fulfill its lease obligations. At January 30, 2010, the future aggregate lease payments for which we remain contingently obligated, as transferor or sublessor, total $143.3 million extending to various dates in fiscal 2020. The table above excludes these contingent liabilities.

Merchandise Purchases.  We generally make merchandise purchase commitments up to six to nine months in advance of the selling season. We do not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor.

Construction Contracts.  We enter into contracts to facilitate the build-out and renovation of our stores. The table above summarizes commitments as of January 30, 2010.

Other Contractual Commitments.  We routinely enter into contracts with vendors for products and services in the normal course of operation, including contracts for insurance, maintenance on equipment, services and advertising. These contracts vary in their terms but generally carry 30-day to three-year terms.

Long-Term Obligations.  We sponsor non-qualified retirement benefit plans for certain employees. This includes the SERP and a supplemental 401(k) plan for certain executives impacted by Internal Revenue Code limits on benefits and compensation. Additionally, we sponsor two deferred compensation plans that allow certain members of our management group to defer a portion of their compensation. We also provide post retirement medical plans to our Talbots brand employees. Included in this table are estimates of annual cash payments under these non-qualified retirement plans. In 2009, our Board of Directors decided to freeze accrual of future benefits under our Pension Plan and SERP, and accordingly, participants receive no further accruals attributable to earnings and service after April 30, 2009 under these plans.

Our defined benefit pension plan obligations historically have been excluded from the contractual obligation table above because we have had no current requirements under the Employee Retirement Security Act (“ERISA”) to contribute to the plan as we historically have prepaid our liability for the upcoming plan year. In 2010, however, we are required to contribute to the plan as we did not prepay our liability in 2009 for the 2010 plan year. We expect to make a contribution to the plan of approximately $4.6 million in 2010 and this amount is not reflected in the table above.

Unrecognized Tax Benefits.  As we are unable to reasonably predict the timing of settlement of our uncertain tax positions, the above table does not include $42.4 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities.

Inflation and Changing Prices

We believe that changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect us in the future.

Exchange Rates

Most foreign purchase orders are denominated in U.S. dollars. As of January 30, 2010, we operated 22 Talbots stores in Canada which generate sales and incur expenses in local currency. However, the local currency is generally stable and these operations represent only a small portion of our total operations. Accordingly, we have not experienced any significant impact from changes in exchange rates.

New Accounting Pronouncements

New accounting guidance recently adopted and recently issued is discussed in Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 15.

Forward-looking Information

This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future financial performance and results, future credit facilities and availability, future cash flows and cash needs, and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our liquidity, internal plan, regular-price and markdown selling, operating cash flows, and credit availability for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:

•	the continuing material impact of the deterioration in the U.S. economic environment on our business, continuing operations, liquidity, financing plans and financial results, including substantial negative impact on consumer discretionary spending and consumer confidence, substantial loss of household wealth and savings, the disruption and significant tightening in the U.S. credit and lending markets, and potential long-term unemployment levels;

•	satisfaction of all borrowing conditions under our credit facilities including accuracy of all representations and warranties, no events of default, absence of material adverse effect or change, and all other borrowing conditions;

•	any lack of sufficiency of available cash flows and other internal cash resources to satisfy all future operating needs and other cash requirements;

•	ability to access on satisfactory terms, or at all, adequate financing and sources of liquidity necessary to fund our business and continuing operations and to obtain further increases in our credit facilities as may be needed from time to time;

•	the success and customer acceptance of our new merchandise offerings;

•	risks associated with our appointment of an exclusive global merchandise buying agent, the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected and the risk that upon any cessation of the relationship, for any reason, we would be unable to successfully transition to an internal or other external sourcing function;

•	ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with acceptable payment terms and the risk that suppliers could require earlier or immediate payment or other security due to any payment or liquidity concerns;

•	risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any disruption in our supply of merchandise;

•	ability to successfully execute, fund, and achieve supply chain initiatives, anticipated lower inventory levels, cost reductions, and other initiatives;

•	the risk that anticipated benefits from the sale of the J. Jill brand business may not be realized or may take longer to realize than expected, and the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill brand business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;

•	continuing satisfaction of all conditions to funding under our Credit Facility;

•	future store closings and success of and necessary funding for closing underperforming stores;

•	ability to reduce spending as needed;

•	ability to achieve our 2010 financial plan for operating results, working capital and cash flows;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	ability to accurately estimate and forecast future regular-price and markdown selling, operating cash flows and other future financial results and financial position;

•	risk of impairment of goodwill and other intangible and long-lived assets;

•	the risk of continued compliance with NYSE continued-listing conditions, including thirty-day average $1 trading price and $75 million market capitalization and stockholders’ equity, and other continued listing conditions;

•	the impact of the deterioration in investment return and net asset values in the capital markets and the impact on increased expense and funding for pension and other postretirement obligations; and

•	risks and uncertainties associated with the outcome of litigation, claims and proceedings and risk that actual liabilities, assessments and financial impact will exceed any estimated, accrued or expected amounts or outcomes.

All of our forward-looking statements are as of the date of this Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Report or included in our other public disclosures or our other periodic reports or other documents or filings filed or furnished with the SEC could materially and adversely affect our continuing operations and our future financial results, cash flows, prospects and liquidity. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances affecting such forward-looking statements occurring after the date of this Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

As of January 30, 2010, we had outstanding variable-rate borrowings of $486.5 million under our $250.0 million senior secured revolving loan facility, $200.0 million term loan facility and our $50.0 million term loan. All of our outstanding debt at January 30, 2010 was related party debt with AEON. All of our interest rates were based on LIBOR (London interbank offering rate expressed as a percentage rate per annum) plus a fixed percentage. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $1.9 million for the year ended January 30, 2010.

We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 21 stores in Canada as of January 30, 2010. We believe our foreign currency translation risk is minimal, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.

Item 8.	Financial Statements and Supplementary Data

The information required by this item may be found on pages F-2 through F-48 as listed below, including the quarterly information required by this item.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure at the reasonable assurance level that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 30, 2010.

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

Our management assessed the effectiveness of its internal control over financial reporting as of January 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010 and concluded that it was effective as of that date.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued a report on our internal control over financial reporting. Their report appears on page 47 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

Except as discussed below, no changes in our internal control over financial reporting occurred during the quarter ended January 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, management, with the participation of our principal executive officer and principal financial officer, concluded that our internal controls over financial reporting were not effective. The Company’s controls to ensure non-routine, complex transactions and events were properly accounted for in accordance with accounting principles generally accepted in the United States of America were not effective. This deficiency was a material weakness.

During the year ended January 30, 2010, the Company implemented the following measures to address this material weakness:

•	Expanded training for tax, accounting and finance personnel to further develop the knowledge base resident within the Company and ensured the adequacy of qualified, trained staff to address complex, non-routine transactions;

•	Further enhanced procedures to help ensure that the proper accounting for all complex, non-routine transactions were researched, detailed in memoranda and reviewed by senior management prior to recording;

•	Strengthened the communication and collaboration among the various departments within the Company; and

•	Supplemented the Company’s internal resources with external advisors with specialized expertise as non-routine or complex issues arose throughout the year.

Management believes that these actions have addressed the material weakness identified above and concluded that such control changes were effective in the fourth quarter upon completion of management’s assessment of the effectiveness of these controls. Based on management’s testing of the enhancements to the controls relating to accounting for non-routine, complex transactions, management determined that, as of January 30, 2010, the Company had remediated the material weakness in internal control over financial reporting as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Talbots, Inc.
Hingham, Massachusetts

We have audited the internal control over financial reporting of The Talbots, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2010 of the Company and our report dated April 15, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche llp

Boston, Massachusetts
April 15, 2010

Item 9B.	Other Information

In connection with our acquisition of BPW pursuant to the Agreement and Plan of Merger, dated as of December 8, 2009, by and among Talbots, Tailor Acquisition, Inc. and BPW, as amended effective February 16, 2010, approval of the issuance of our common stock by the holders of a majority of the outstanding shares of Talbots common stock was required by the rules of the New York Stock Exchange. On December 8, 2009, AEON (U.S.A.), our former majority shareholder, executed a written consent approving such issuance. On February 16, 2010, AEON (U.S.A.) executed a second written consent approving the First Amendment to the Agreement and Plan of Merger. On April 7, 2010, we completed the acquisition of BPW and related transactions.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and nominees under the captions “Election of Directors” and “Corporate Governance and Nominating Committee” and the information concerning the Audit Committee and the “audit committee financial expert” under the caption “Corporate Governance” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, information concerning our executive officers set forth in Part I, Item 1 above under the caption “Executive Officers of the Company,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, are incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our chief executive officer, senior financial officers and all other employees, officers and Board members. The Code of Ethics is available on our website, www.thetalbotsinc.com, under “Investor Relations,” and is available in print to any person who requests a copy by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots Inc., One Talbots Drive, Hingham, MA 02043, or by e-mail at investor.relations@talbots.com. Any substantive amendment to the Code of Ethics and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on our website, www.thetalbotsinc.com, under “Investor Relations.”

Item 11.	Executive Compensation

The information set forth under the caption “Executive Compensation,” the information concerning director compensation under the caption “Director Compensation,” the information concerning our compensation policies and practices as they relate to risk management under the caption “Compensation Risk Assessment” and the information under the caption “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Compensation Committee Report” is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Beneficial Ownership of Common Stock” in our Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth certain information about our 2003 Executive Stock Based Incentive Plan, as amended and the Restated Directors Stock Plan as of January 30, 2010. These plans are our only equity compensation plans and were both previously approved by our shareholders.

Equity Compensation Plan Information

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	11,732,909	$22.76	2,396,712
Equity compensation plans not approved by security holders	—	—	—

Total	11,732,909	$22.76	2,396,712

Additional information concerning our equity compensation plans is set forth in Note 7, Stock-Based Compensation, to our consolidated financial statements included in Item 15.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Transactions with Related Persons” and the information concerning director independence under the caption “Corporate Governance” in our Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information regarding auditors fees and services and our pre-approval policies and procedures for audit and non-audit services to be provided by our independent registered public accounting firm set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed herewith or incorporated by reference:

(a)(1) Financial Statements:  The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Talbots are included in this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009

Consolidated Statements of Cash Flows for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Asset Purchase Agreement, dated as of June 7, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC.(31)
2.2	Amendment No. 1 to Asset Purchase Agreement and Parent Disclosure Schedule, dated as of July 2, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC.(88)
2.3	Amendment No. 2 to Asset Purchase Agreement, dated as of September 30, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC.(88)
2.4	Agreement and Plan of Merger, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp., dated as of December 8, 2009.(89)
2.5	First Amendment to the Agreement and Plan of Merger, dated as of February 16, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp.(91)
2.6	Second Amendment to Agreement and Plan of Merger, dated as of April 6, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp.(94)
(3)	Articles of Incorporation and By-laws.
3.1	Certificate of Incorporation, as amended, of Talbots.(1)(12)(15)
3.2	By-laws of Talbots and amendment thereto adopted on April 6, 2010.(1)(97)
(4)	Instruments Defining the Rights of Security Holders, including Indentures.
4.1	Form of Common Stock Certificate of Talbots.(1)
4.2	Form of Warrant Agreement, by and between The Talbots, Inc., Computershare Inc. and Computershare Trust Company, N.A., including Form of Warrant to purchase shares of Talbots common stock(95)
4.3	Warrant Agreement, including Form of Warrant, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Mellon Investor Services LLC, and the First Amendment thereto, dated as of April 14, 2010, by and between The Talbots, Inc. (as successor to BPW Acquisition Corp.) and Mellon Investor Services LLC. (96)(98)

(10)	Material Contracts
10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON (U.S.A.), Inc.(2)
10.2	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Bank of Tokyo-Mitsubishi UFJ Trust Company, as amended.(2)(4)(8)(19)(21)(26)(34)(44)
10.3	Termination Agreement dated as of April 13, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd. regarding the Credit Agreement dated as of January 25, 1994.(49)
10.4	Credit Agreement between Talbots and The Bank of Tokyo-Mitsubishi UFJ Trust Company, dated as of April 17, 1998, as amended.(7)(10)(17)(22)(30)(36)
10.5	Termination Agreement dated as of April 13, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd. regarding the Credit Agreement dated as of April 17, 1998.(49)
10.6	Credit Agreement dated as of March 28, 2007 between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi, Ltd., as amended.(49)(65)
10.7	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and The Norinchukin Bank, as amended(2)(7)(8)(17)(21)(37)(49)
10.8	Revolving Credit Agreement, dated as of January 25, 1994, between Talbots and Sumitomo Mitsui Banking Corporation (formerly The Sakura Bank, Limited), as amended.(2)(7)(11)(16)(19)(26)(34)(44)(62)(68)
10.9	Amendment, dated as of February 5, 2009, to Revolving Credit Agreement between The Talbots, Inc. and Sumitomo Banking Corporation.(80)
10.10	Third Amendment to Lease Agreement, made as of May 3, 2006, by and between National Fire Protection Association and The J. Jill Group, Inc.(35)
10.11	Guarantee of Lease, made as of May 3, 2006, by The Talbots, Inc. to National Fire Protection Association.(35)
10.12	Revolving Loan Credit Agreement, dated April 17, 2003, between Mizuho Corporate Bank, Ltd. and Talbots.(17)(18)(21)(38)(48)(71)
10.13	Revolving Loan Credit Agreement, dated January 28, 2004, between Talbots and Mizuho Corporate Bank, Ltd.(19)(26)(28)(44)(63)
10.14	Revolving Loan Credit Agreement by and between The Talbots, Inc. and Mizuho Corporation, Ltd. dated February 2, 2006.(29)
10.15	Term Loan Agreement, dated as of July 24, 2006, among The Talbots, Inc., the lenders from time to time party thereto and Mizuho Corporate Bank, Ltd., as arranger and administrative agent, as amended.(40)(51)(59)(66)
10.16	Guaranty (in connection with the Term Loan Agreement dated as of July 24, 2006) dated December 31, 2007, made by The Talbots Group, Limited Partnership, in favor of each of the Lenders and Mizuho Corporate Bank, Ltd., as arranger and administrative agent for the Lenders.(66)
10.17	General Financing Agreement between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated as of August 24, 2007.(56)
10.18	Amended and Restated Promissory Note between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated January 28, 2008.(64)
10.19	Uncommitted Letter of Credit Facility dated June 28, 2006 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J. Jill LLC, and J. Jill GP (collectively “Talbots”) and Bank of America.(39)
10.20	Uncommitted Lines of Credit Letter dated February 15, 2006 between The Talbots, Inc. and Bank of America.(27)
10.21	Uncommitted Line of Credit Facility dated March 26, 2007 between The Talbots, Inc. and Bank of America.(47)(60)
10.22	Uncommitted Letter of Credit Facility dated March 26, 2007 between The Talbots, Inc., The J. Jill Group, Inc., J.J. Company, Inc., J. Jill LLC, J. Jill GP and Bank of America.(47)
10.23	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON (U.S.A.), Inc.(2)
10.24	Amended Repurchase Program, dated as of April 29, 2005, between Talbots and AEON (U.S.A.), Inc.(20)

10.25	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)
10.26	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)
10.27	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(6)
10.28	Tax Allocation Agreement, dated as of November 18, 1993, between AEON (U.S.A.), Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)
10.29	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)
10.30	Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and Talbots dated as of November 1, 1999.(9)
10.31	The Talbots, Inc. Supplemental Retirement Plan, as amended and restated effective January 1, 2009. (70)(82)*
10.32	The Talbots, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2009.(82)*
10.33	The Talbots, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009.(82)*
10.34	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(15)*
10.35	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan, as amended through February 28, 2008.(50)*
10.36	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement.(67)*
10.37	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement.(67)*
10.38	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement (prior form).(24)*
10.39	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement (prior form).(24)*
10.40	The Talbots, Inc. Directors Deferred Compensation Plan restated as of May 27, 2004.(23)*
10.41	The Talbots, Inc. Restated Directors Stock Plan as amended through March 5, 2005.(13)*
10.42	Form of Restricted Stock Unit Award under The Talbots, Inc. Restated Directors Stock Plan.(33)*
10.43	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan (prior form).(45)*
10.44	Form of Performance Accelerated Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan.(76)*
10.45	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan.(82)*
10.46	Director Compensation Arrangements, adopted September 25, 2008. (76)(82)*
10.47	The Talbots, Inc. Management Incentive Plan Performance Criteria.(52)*
10.48	Summary of executive officer annual cash incentive program (Management Incentive Plan and Turnaround Incentive Plan) and long-term equity incentive program structure for 2008.(67)*
10.49	Employment Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 6, 2007, and Amendment No. 1, dated as of June 16, 2009, thereto. (55)(86)*
10.50	Stock Option Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007.(55)*
10.51	Offer Letter between The Talbots, Inc. and Paula Bennett, dated January 3, 2008.(69)*
10.52	Change in Control Agreement between The Talbots, Inc. and Paula Bennett, dated January 28, 2008.(69)*
10.53	Severance Agreement between The Talbots, Inc. and Paula Bennett, dated January 28, 2008.(69)*
10.54	Retention Agreement between The Talbots, Inc. and Paula Bennett dated November 11, 2008.(82)*

10.55	Offer Letter between The Talbots, Inc. and Basha Cohen, dated December 11, 2007.(69)*
10.56	Change in Control Agreement between The Talbots, Inc. and Basha Cohen, dated December 17, 2007.(69)*
10.57	Severance Agreement between The Talbots, Inc. and Basha Cohen, dated December 17, 2007.(69)*
10.58	Offer Letter between The Talbots, Inc. and Lori Wagner, dated February 19, 2008.(69)*
10.59	Change in Control Agreement between The Talbots, Inc. and Lori Wagner, dated March 31, 2008.(69)*
10.60	Severance Agreement between The Talbots, Inc. and Lori Wagner, dated March 31, 2008.(69)*
10.61	Change in Control Agreements between Talbots and certain officers of Talbots.(2)(3)*
10.62	Letter Agreement between The Talbots, Inc. and Edward L. Larsen, dated December 5, 2008.(82)*
10.63	Offer Letter between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008.(82)*
10.64	Severance Agreement between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008.(82)*
10.65	Change in Control Agreement between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008.(82)*
10.66	Term Loan Agreement, dated as of July 16, 2008, between The Talbots, Inc. (as Borrower) and AEON (U.S.A.), Inc. (as Lender).(74)
10.67	First Amendment, dated as of March 12, 2009, to the Term Loan Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of July 16, 2008.(81)
10.68	Second Amendment, dated as of December 28, 2009, to the Term Loan Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of July 16, 2008.(90)
10.69	Annex I, dated as of July 31, 2008, to the General Financing Agreement between The Talbots, Inc. and Mizuho Corporate Bank, Ltd., dated as of August 24, 2007.(75)
10.70	Offer Letter between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008.(75)*
10.71	Change in Control Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008.(82)*
10.72	Severance Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008.(75)*
10.73	Revolving Credit Agreement, dated as of December 29, 2008, between The Talbots, Inc. and Mizuho Corporate Bank, Ltd.(77)
10.74	Revolving Credit Agreement, dated as of December 30, 2008, between The Talbots, Inc. and Sumitomo Mitsui Banking Corporation.(77)
10.75	Revolving Credit Agreement, dated as of January 2, 2009, between The Talbots, Inc. and The Norinchukin Bank.(77)
10.76	Revolving Credit Agreement, dated as of February 26, 2009, between The Talbots, Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd.(79)
10.77	Commitment Letter and Summary of Proposed $200,000,000 Loan Facility Agreement between The Talbots, Inc. (as Borrower) and AEON Co., Ltd. (as Lender), dated February 5, 2009.(78)
10.78	Term Loan Facility Agreement between The Talbots, Inc. and AEON Co., Ltd., dated as of February 25, 2009.(79)
10.79	First Amendment, dated as of December 28, 2009, to the Term Loan Facility Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of February 25, 2009.(90)
10.80	Form of 409A Letter Agreement, dated December 31, 2008, between The Talbots, Inc. and Richard T. O’Connell, Jr., John Fiske, III, Michael Smaldone, Lori Wagner, Basha Cohen and Gregory I. Poole.(82)*
10.81	Offer Letter between The Talbots, Inc. and Michael Smaldone, dated December 13, 2007.(82)*
10.82	Severance Agreement between The Talbots, Inc. and Michael Smaldone, dated December 17, 2007.(82)*
10.83	Change in Control Agreement between The Talbots, Inc. and Michael Smaldone, dated December 17, 2007.(82)*
10.84	Letter Agreement between the Talbots, Inc. and Michelle M. Mandell, dated April 10, 2009.(82)*
10.85	Offer Letter between The Talbots, Inc. and Benedetta I. Casamento, dated March 6, 2009.(82)*

10.86	Severance Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009.(82)*
10.87	Change in Control Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009.(82)*
10.88	Support Letters from AEON Co., Ltd., dated April 9, 2009.(82)
10.89	Secured Revolving Credit Agreement dated as of April 10, 2009 between Talbots and AEON Co., Ltd.(83)
10.90	Amended and Restated Secured Revolving Credit Agreement dated as of December 28, 2009 between The Talbots, Inc. and AEON Co., Ltd.(90)
10.91	Amended and Restated Security Agreement dated as of December 28, 2009 entered into by The Talbots, Inc. in favor of AEON Co., Ltd.(90)
10.92	Short Term Loan Agreement by and between The Talbots, Inc. and The Norinchukin Bank, dated as of April 17, 2009.(84)
10.93	Amendments to Compensation Arrangements of Richard T. O’Connell, Jr., effective April 30, 2009.(85)*
10.94	Severance Agreement between The Talbots, Inc. and Richard T. O’Connell, Jr., effective as of April 30, 2009.(87)*
10.95	Summary of The Talbots, Inc. Executive Medical Plan dated June 19, 2007.(88)*
10.96	Offer Letter between The Talbots, Inc. and John Fiske, III, dated as of March 20, 2009, executed on September 20, 2009.(88)*
10.97	Severance Agreement between The Talbots, Inc. and John Fiske, III, dated as of March 20, 2009, executed on September 20, 2009.(88)*
10.98	Change in Control Agreement by and between The Talbots, Inc. and John Fiske, III, effective April 1, 2007.(51)*
10.99	Repurchase, Repayment and Support Agreement, by and among The Talbots, Inc., BPW Acquisition Corp., AEON (U.S.A.), Inc. and AEON Co., Ltd., dated as of December 8, 2009.(89)
10.100	Sponsors’ Agreement, by and among Perella Weinberg Partners Acquisition LP, BPW BNYH Holdings LLC, The Talbots, Inc. and BPW Acquisition Corp., dated as of December 8, 2009.(89)
10.101	Commitment Letter, by and between General Electric Capital Corporation and The Talbots, Inc., dated as of December 7, 2009.(89)
10.102	Secured Revolving Credit Agreement, dated April 7, 2010, by and among The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group Limited Partnership, each as a borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, and General Electric Capital Corporation, as agent, for the financial institutions from time to time party thereto, and as a lender. (97)
10.103	Guaranty and Security Agreement, dated as of April 7, 2010, by The Talbots, Inc., The Talbots Group, Limited Partnership, Talbots Classics Finance Company, Inc., and certain other parties thereto, in favor of General Electric Capital Corporation, as administrative agent for the lenders and each other secured party. (97)
10.104	Private Label Credit Card Access and Monitoring Agreement, dated as of April 7, 2010, by and among The Talbots, Inc., each other Credit Party as defined in the Credit Agreement, Talbots Classics National Bank, and General Electric Capital Corporation. (97)
10.105	Summary of financing incentive awards and operating performance incentive awards approved on February 25, 2010.(92)*
10.106	Stipulation with respect to the action captioned Campbell v. The Talbots, Inc., et al., dated March 6, 2010.(93)
10.107	Amended and Restated Registration Rights Agreement, dated as of April 7, 2010, by and among The Talbots, Inc., BPW Acquisition Corp., Perella Weinberg Partners Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf.(97)
10.108	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Special Restricted Stock Unit Award Agreement.(99)*

*	Management contract and compensatory plan or arrangement.

(11)	Statement re: Computation of Per Share Earnings.

11.1	Incorporated by reference to Note 17, “Loss Per Share,” of the Company’s consolidated financial statements for the fiscal year ended January 30, 2010, included in this Report.

(21)	Subsidiaries.

21.1	List of Subsidiaries of The Talbots, Inc.(99)

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(99)

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(99)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(99)

(32)	Section 1350 Certifications.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Michael Scarpa, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company.(99)

1	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

2	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).

3	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995 (SEC file number reference 001-12552).

4	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 1995 (SEC file number reference 001-12552).

5	Intentionally omitted.

6	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997 (SEC file number reference 001-12552).

7	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1998 (SEC file number reference 001-12552).

8	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 1999 (SEC file number reference 001-12552).

9	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999 (SEC file number reference 001-12552).

10	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 24, 1999 (SEC file number reference 001-12552).

11	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 25, 2000 (SEC file number reference 001-12552).

12	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 24, 2000 (SEC file number reference 001-12552).

13	Incorporated by reference to the 2005 Proxy Statement (Exhibit A) dated April 21, 2005 (SEC file number reference 001-12552).

14	Intentionally omitted.

15	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001 (SEC file number reference 001-12552).

16	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 13, 2003 (SEC file number reference 001-12552).

17	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2003 (SEC file number reference 001-12552).

18	Incorporated by reference to the Current Report on Form 8-K dated April 9, 2008.

19	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 24, 2004 (SEC file number reference 001-12552).

20	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 29, 2005.

21	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 12, 2005 (SEC file number reference 001-12552).

22	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated June 4, 2004 (SEC file number reference 001-12552).

23	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended July 31, 2004 (SEC file number reference 001-12552).

24	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 18, 2004 (SEC file number reference 001-12552).

25	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 23, 2004 (SEC file number reference 001-12552).

26	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 26, 2005 (SEC file number reference 001-12552).

27	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 22, 2006.

28	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 20, 2006.

29	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 2, 2006.

30	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 6, 2005 (SEC file number reference 001-12552).

31	Incorporated by reference to the exhibit filed with Current Report on Form 8-K filed on June 8, 2009.

32	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated August 17, 2005.

33	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 3, 2005 (SEC file number reference 001-12552).

34	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 26, 2006.

35	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 3, 2006.

36	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 7, 2006.

37	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 17, 2006.

38	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 18, 2006.

39	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 7, 2006.

40	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 24, 2006.

41	— 43 Intentionally omitted.

44	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 24, 2007.

45	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 25, 2005.

46	Intentionally omitted.

47	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 26, 2007.

48	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 22, 2007.

49	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 16, 2007.

50	Incorporated by reference to the 2008 Proxy Statement (Appendix A) dated April 25, 2008.

51	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended May 5, 2007.

52	Incorporated by reference to the Current Report on Form 8-K dated March 1, 2007.

53	Intentionally omitted.

54	Incorporated by reference to the Current Report on Form 8-K dated August 6, 2007.

55	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended August 4, 2007.

56	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated August 27, 2007.

57	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended November 3, 2007.

58	Intentionally omitted.

59	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 26, 2007.

60	Incorporated by reference to the Current Report on Form 8-K dated December 5, 2007.

61	Intentionally omitted.

62	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 1, 2008.

63	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 23, 2008.

64	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 28, 2008.

65	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated January 4, 2008.

66	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 31, 2007.

67	Incorporated by reference to the Current Report on Form 8-K dated February 28, 2008 and the exhibits filed therewith.

68	Incorporated by reference to the Current Report on Form 8-K dated March 13, 2008.

69	Incorporated by reference to the exhibits filed with Annual Report on Form 10-K for the period ended February 2, 2008.

70	Incorporated by reference to the Current Report on Form 8-K dated February 25, 2009.

71	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 9, 2008.

72	— 73 Intentionally omitted.

74	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 18, 2008.

75	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended August 2, 2008.

76	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended November 1, 2008.

77	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated December 29, 2008.

78	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 5, 2009.

79	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 25, 2009.

80	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 3, 2009.

81	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 12, 2009.

82	Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K dated April 16, 2009.

83	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K dated April 10, 2009.

84	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on April 23, 2009.

85	Incorporated by reference to the Current Report on Form 8-K filed on May 6, 2009.

86	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on June 18, 2009.

87	Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 10, 2009.

88	Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on December 10, 2009.

89	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on December 10, 2009.

90	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on January 4, 2010.

91	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on February 17, 2010.

92	Incorporated by reference to the Current Report on Form 8-K filed on March 3, 2010.

93	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on March 9, 2010.

94	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on April 6, 2010.

95	Incorporated by reference to Appendix H to the document included in the Registration Statement on Form S-4 filed on March 1, 2010.

96	Incorporated by reference to Appendix A to the proxy statement filed by BPW Acquisition Corp. on April 6, 2010.

97	Incorporated by reference to the Current Report on Form 8-K filed on April 8, 2010.

98	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on April 14, 2010.

99	Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Talbots, Inc.

By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

Dated: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 15, 2010.

/s/ Trudy F. Sullivan Trudy F. Sullivan President and Chief Executive Officer (Principal Executive Officer)	/s/ John W. Gleeson John W. Gleeson Director

/s/ Gary M. Pfeiffer Gary M. Pfeiffer Director

/s/ Susan M. Swain Susan M. Swain Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Talbots, Inc.
Hingham, Massachusetts

We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
April 15, 2010

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands except per share data

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net Sales	$1,235,632	$1,495,170	$1,708,115
Costs and Expenses
Cost of sales, buying and occupancy	821,278	1,049,785	1,143,309
Selling, general and administrative	403,204	523,136	523,286
Restructuring charges	10,273	17,793	3,710
Merger costs	8,216	—	—
Impairment of store assets	1,351	2,845	2,606

Operating (Loss) Income	(8,690)	(98,389)	35,204
Interest
Interest expense	28,394	20,589	35,400
Interest income	271	299	1,289

Interest Expense — net	28,123	20,290	34,111

(Loss) Income Before Taxes	(36,813)	(118,679)	1,093
Income Tax (Benefit) Expense	(11,505)	20,842	1,050

(Loss) Income from Continuing Operations	(25,308)	(139,521)	43
Loss from Discontinued Operations, net of tax	(4,104)	(416,138)	(188,884)

Net Loss	$(29,412)	$(555,659)	$(188,841)

Basic Loss Per Share:
Continuing operations	$(0.47)	$(2.63)	$(0.01)
Discontinued operations	(0.08)	(7.78)	(3.57)

Net loss	$(0.55)	$(10.41)	$(3.58)

Diluted Loss Per Share:
Continuing operations	$(0.47)	$(2.63)	$(0.01)
Discontinued operations	(0.08)	(7.78)	(3.57)

Net loss	$(0.55)	$(10.41)	$(3.58)

Weighted Average Shares Outstanding:
Basic	53,797	53,436	53,006

Diluted	53,797	53,436	53,006

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Amounts in thousands except share data

	January 30,	January 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$112,775	$16,718
Customer accounts receivable — net	163,587	169,406
Merchandise inventories	142,696	206,593
Deferred catalog costs	6,685	4,795
Due from related party	959	376
Prepaid and other current assets	48,139	35,277
Income tax refundable	2,006	26,646
Assets held for sale — current	—	109,966

Total current assets	476,847	569,777
Property and equipment — net	220,404	277,363
Goodwill	35,513	35,513
Trademarks	75,884	75,884
Other assets	17,170	12,756

Total Assets	$825,818	$971,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$104,118	$122,034
Accrued liabilities	148,177	148,356
Current portion of related party debt	486,494	—
Notes payable to banks	—	148,500
Current portion of long-term debt	—	70,377
Liabilities held for sale — current	—	94,190

Total current liabilities	738,789	583,457
Related party debt less current portion	—	20,000
Long-term debt less current portion	—	238,000
Deferred rent under lease commitments	111,137	115,282
Deferred income taxes	28,456	28,456
Other liabilities	133,072	164,195
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $0.01 par value; 200,000,000 authorized; 81,473,215 shares and 81,125,526 shares issued, respectively; and 55,000,142 shares
and 55,376,371 shares outstanding, respectively	815	811
Additional paid-in capital	499,457	492,932
Retained deficit	(48,690)	(19,278)
Accumulated other comprehensive loss	(51,179)	(67,079)
Treasury stock, at cost: 26,473,073 shares and 25,749,155 shares, respectively	(586,039)	(585,483)

Total stockholders’ deficit	(185,636)	(178,097)

Total Liabilities and Stockholders’ Deficit	$825,818	$971,293

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,412)	$(555,659)	$(188,841)
Loss from discontinued operations, net of tax	(4,104)	(416,138)	(188,884)

(Loss) income from continuing operations	(25,308)	(139,521)	43
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	74,309	84,526	88,940
Compensation expense related to stock-based awards	6,423	8,562	17,522
Amortization of debt issuance costs	2,335	399	271
Impairment of store assets	1,351	2,845	2,606
Deferred rent	(11,559)	(242)	944
Deferred income taxes	(12,116)	44,769	(22,732)
Loss (gain) on disposal of property and equipment	223	(28)	1,113
Tax benefit from options exercised	—	76	347
Excess tax benefit from options exercised	—	—	(347)
Changes in assets and liabilities:
Customer accounts receivable	5,950	41,156	(6,119)
Merchandise inventories	64,311	41,325	40,469
Deferred catalog costs	(1,890)	1,453	(148)
Due from related party	(583)	2,664	2,632
Prepaid and other current assets	(9,257)	(2,653)	5,425
Income tax refundable	24,640	(26,646)	—
Accounts payable	(17,275)	(20,898)	38,085
Accrued income taxes	—	(4,308)	15,659
Accrued liabilities	(14,016)	(3,665)	18,126
Other assets	(1,285)	13,047	(2,265)
Other liabilities	(5,066)	(26,601)	13,137

Net cash provided by operating activities	81,187	16,260	213,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(20,980)	(44,698)	(57,597)
Proceeds from disposal of property and equipment	61	2,555	—

Net cash used in investing activities	(20,919)	(42,143)	(57,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	475,000	20,000	—
Payments on related party borrowings	(8,506)	—	—
Payments on long-term borrowings	(308,351)	(80,502)	(80,469)
Payments on working capital notes payable	(156,500)	(15,000)	—
Proceeds from working capital notes payable	8,000	57,000	—
Proceeds from (payments on) working capital notes payable, net	—	106,500	(45,000)
Payment of debt issuance costs	(4,760)	(866)	—
Proceeds from options exercised	—	888	1,550
Excess tax benefit from options exercised	—	—	347
Purchase of treasury stock	(556)	(1,505)	(521)
Cash dividends	—	(28,752)	(28,363)

Net cash provided by (used in) financing activities	4,327	57,763	(152,456)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	503	(464)	1,424
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	(34,110)	(20,119)	11,677
Investing activities	63,827	(18,684)	(27,215)
Effect of exchange rate changes on cash	23	(154)	12

	29,740	(38,957)	(15,526)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,838	(7,541)	(10,447)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,551	24,280	34,819
DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	1,386	(188)	(92)

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,775	$16,551	$24,280

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Amounts in thousands except share data

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Loss	(Deficit) Equity

BALANCE AT FEBRUARY 3, 2007	78,567,387	$786	$464,701	$787,483	$(26,202)	$(583,457)		$643,311
Adoption of accounting guidance related to accounting for uncertainty in income taxes	—	—	—	(4,674)	—	—		(4,674)
Cash dividends paid	—	—	(200)	(28,163)	—	—		(28,363)
Common stock issued as stock awards	1,014,336	10	—	—	—	—		10
Compensation expense related to stock options	—	—	10,946	—	—	—		10,946
Compensation expense related to nonvested common stock awards	—	—	8,296	—	—	—		8,296
Stock options exercised, including tax benefit	173,720	1	1,886	—	—	—		1,887
Purchase of 265,540 shares of vested and nonvested common stock awards	—	—	—	—	—	(521)		(521)
Comprehensive (loss) income:
Net loss	—	—	—	(188,841)	—	—	$(188,841)	(188,841)
Translation adjustment	—	—	—	—	2,528	—	2,528	2,528
Change in pension and postretirement liabilities, net of tax	—	—	—	—	10,200	—	10,200	10,200

Comprehensive loss	—	—	—	—	—	—	$(176,113)

BALANCE AT FEBRUARY 2, 2008	79,755,443	797	485,629	565,805	(13,474)	(583,978)		454,779
Adoption of accounting guidance related to changing the measurement date of the benefit plans to January 31, 2009	—	—	—	(897)	—	—		(897)
Cash dividends paid	—	—	(225)	(28,527)	—	—		(28,752)
Common stock issued as stock awards	1,298,415	13	—	—	—	—		13
Compensation expense related to stock options	—	—	4,677	—	—	—		4,677
Compensation expense related to nonvested common stock awards	—	—	4,178	—	—	—		4,178
Tax deficiency on vested stock awards	—	—	(2,277)	—	—	—		(2,277)
Stock options exercised, including tax benefit	71,668	1	950	—	—	—		951
Purchase of 915,489 shares of vested and nonvested common stock awards	—	—	—	—	—	(1,505)		(1,505)
Comprehensive (loss) income:
Net loss	—	—	—	(555,659)	—	—	$(555,659)	(555,659)
Translation adjustment	—	—	—	—	(1,216)	—	(1,216)	(1,216)
Change in pension and postretirement liabilities, net of tax	—	—	—	—	(52,389)	—	(52,389)	(52,389)

Comprehensive loss	—	—	—	—	—	—	$(609,264)

BALANCE AT JANUARY 31, 2009	81,125,526	811	492,932	(19,278)	(67,079)	(585,483)		(178,097)
Common stock issued as stock awards	347,689	4	—	—	—	—		4
Compensation expense related to stock options	—	—	2,574	—	—	—		2,574
Compensation expense related to nonvested common stock awards	—	—	3,951	—	—	—		3,951
Purchase of 723,918 shares of vested and nonvested common stock awards	—	—	—	—	—	(556)		(556)
Comprehensive (loss) income:
Net loss	—	—	—	(29,412)	—	—	$(29,412)	(29,412)
Translation adjustment	—	—	—	—	895	—	895	895
Change in pension and postretirement liabilities, net of tax	—	—	—	—	15,005	—	15,005	15,005

Comprehensive loss	—	—	—	—	—	—	$(13,512)

BALANCE AT JANUARY 30, 2010	81,473,215	$815	$499,457	$(48,690)	$(51,179)	$(586,039)		$(185,636)

See notes to consolidated financial statements.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

The Talbots, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company”), is a specialty retailer and direct marketer of women’s apparel, accessories and shoes. The Company’s products are sold through its 580 stores, its circulation of approximately 36.6 million catalogs in 2009 and online through its website.

AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”), was the Company’s majority shareholder as of January 30, 2010, owning approximately 54% of the Company’s outstanding common stock.

On December 8, 2009, the Company entered into agreements (collectively, the “BPW Transactions”) which, in the aggregate, and subject to satisfaction of all conditions to and consummation of these transactions, would substantially reduce its indebtedness and significantly deleverage its balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into BPW with BPW surviving as a wholly-owned subsidiary of the Company, in exchange for the Company’s issuance of Talbots common stock to BPW stockholders; (ii) the retirement of all Talbots common stock currently held by AEON (U.S.A.), the issuance of warrants to purchase one million shares of Talbots common stock and the repayment of all of the Company’s outstanding AEON debt and outstanding bank debt; and (iii) a third party loan commitment for a new senior secured revolving credit facility.

On April 7, 2010, the BPW Transactions were completed. See Note 2, Recent Events and Management’s Plan, Note 12, Debt, and Note 20, Subsequent Events, for further information.

2.	Recent Events and Management’s Plan

The Company believes that the economic recession has had a significant impact on its business during 2008 and 2009, and anticipates that macroeconomic pressures will continue to impact consumer spending into 2010 and potentially beyond. Despite the challenging retail economic environment, the Company achieved operating income in the third and fourth quarters of 2009 following five consecutive quarters of operating losses.

In late 2007, the Company initiated a comprehensive strategic review of its entire operations to develop a long-range plan to strengthen the business and to improve its operating performance. The Company’s primary objective was to reinvigorate its core Talbots brand and streamline its operations. These strategic initiatives resulted in restructuring and impairment charges in 2007. During 2008 and 2009, the Company monitored progress against its strategic initiatives and undertook additional measures primarily related to activities intended to reduce costs. As part of these initiatives, the Company made the decision to exit its Talbots Kids, Mens and U.K. operations, and these businesses ceased operations in 2008.

Implementation of the Company’s strategic plan began before the significant economic downturn that occurred in the fourth quarter of 2008, in which sales declined 23% on a year-over-year basis. In late 2008 and early 2009, the Company made adjustments to its initiatives in response to the weakening economic environment, including actions designed to further streamline its organization, further reduce its cost structure and better optimize gross margin performance through stronger inventory management and improved initial mark-ups resulting from changes to its supply chain practices. As part of these initiatives, the Company also decided to exit the J. Jill business. The Talbots Kids, Mens and U.K. businesses, and the J. Jill business have been classified as discontinued operations for all periods presented. See Note 4, Discontinued Operations, for further information.

A summary of the Company’s initiatives and actions taken to date intended to improve operating results, many of which the Company believes will continue to provide benefits into 2010 are as follows:

•	In June 2008, management reduced corporate headcount by approximately 9% across multiple locations at all levels.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	During the third quarter of 2008, management completed the closing of its Kids, Mens and U.K. businesses which were not considered strategic to ongoing operations.

•	During the third quarter of 2008, the Board of Directors approved a plan to sell the J. Jill business which was not considered strategic to ongoing operations.

•	During 2008, management eliminated advertising in television and national print, contributing to $14.8 million less in spending from 2007.

•	During 2008 and 2009, management changed its promotional cadence to monthly markdowns rather than its historical four clearance sales events per year, held a leaner inventory position and concentrated on better product flow and content. Management also decreased its inventory commitments in 2009.

•	In 2008 and 2009, management reduced its annual gross capital expenditures (excluding construction allowances received from landlords) to $44.7 million and $21.0 million, respectively, from $57.6 million in 2007.

•	In 2009, management initiated a program to achieve a $150.0 million annual expense reduction to be completed by the end of fiscal 2010, and has substantially achieved that goal as of January 30, 2010, including a reduction of $119.9 million in selling, general and administrative expenses and $26.8 million in cost of sales, buying and occupancy costs. Key components are as follows:

•	Reduced corporate headcount by approximately 17% in February 2009, and again in June 2009, by approximately 20%

•	Reduced hours worked in the Company’s stores, distribution center and call center for 2009

•	Eliminated matching contributions to the 401(k) plan for 2009, increased employee health care contributions for 2009, eliminated merit increases for 2009 and froze the Company’s defined benefit pension plans

•	Implemented broad-based non-employee overhead actions resulting in cost savings, primarily in the area of administration, marketing and store operations.

•	In February 2009, the Board approved the indefinite suspension of the quarterly dividend.

•	In July 2009, management completed the sale of the J. Jill business to Jill Acquisition LLC (the “Purchaser”) for net cash proceeds of $64.3 million and closed the 75 J. Jill stores not purchased in the transaction. As of January 30, 2010, the lease liabilities for 69 of the 75 unsold stores are settled. Four additional store leases were settled subsequent to January 30, 2010.

•	In August 2009, management reorganized the Company’s global sourcing activities and entered into a buying agency agreement with an affiliate of Li & Fung Limited, a Hong Kong-based global consumer goods exporter (“Li & Fung”) which, effective September 2009, is acting as the Company’s exclusive global sourcing agent for substantially all Talbots apparel. In connection with the reorganization, management closed its Hong Kong and India sourcing offices and reduced its corporate sourcing headcount.

•	In 2009, the Company managed its fall 2009 merchandise payables without the need to draw upon the $25.0 million working capital financial support commitment provided by AEON in April 2009.

•	In 2009, management closed 19 underperforming stores, some of which relate to store leases that expired during 2009 and some of which were pursuant to existing early termination right provisions.

•	In 2009, management decreased its catalog circulation to approximately 36.6 million catalogs, down from approximately 55.0 million in 2008.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded restructuring charges of $10.3 million, $17.8 million and $3.7 million in 2009, 2008 and 2007, respectively. See Note 5, Restructuring Charges, for further information.

At January 31, 2009, the Company was in violation of certain financial covenants on its Acquisition Debt and had substantial additional debt obligations coming due in the next twelve months. In response to these short-term liquidity needs, management undertook the following actions during 2008 and 2009 in an effort to improve liquidity:

•	In July 2008, the Company entered into a $50.0 million subordinated working capital term loan facility with AEON (U.S.A.) (the “AEON Facility”) which was to mature in 2012 and was interest-only until maturity. As of January 31, 2009, the Company had drawn $20.0 million on this facility and borrowed the remaining $30.0 million in early February 2009.

•	In February 2009, the Company obtained a $200.0 million term loan facility from AEON (the “AEON Loan”) and borrowed $200.0 million which was used to repay all outstanding indebtedness under the Acquisition Debt Agreement related to the 2006 J. Jill acquisition. The Acquisition Debt Agreement required quarterly principal payments of $20.0 million. The new $200.0 million loan from AEON was interest-only until maturity. The term loan facility initially matured on August 31, 2009, but provided the Company with the option to extend the maturity for additional six-month periods, up to the third anniversary of the loan closing date, which was February 27, 2012, subject to earlier termination under the loan terms.

•	In April 2009, AEON guaranteed the Company’s outstanding debt under its then existing working capital facilities totaling $165.0 million, its then existing revolving credit facilities totaling $80.0 million, and its then existing $20 million term loan facility. AEON also agreed (i) that it would continue to provide a guaranty for a refinancing of any of that debt, which then matured at various dates on and before April 16, 2010 and (ii) if the lender failed to agree to refinance that debt on or before the then existing maturity date, or if any other condition occurred that required AEON to make a payment under its then existing guaranty, AEON would make a loan to the Company, due on or after April 16, 2010 and within the limits of AEON’s then existing loan guaranty, to avoid any lack of the Company’s financial resources caused by any such failure of refinancing. In April 2009, AEON also confirmed its support for the Company’s working capital improvement initiatives for its merchandise payables management and that it would use commercially reasonable effort to provide the Company with financial support through loan or guarantee up to $25.0 million only if, and to the extent that, the Company may possibly fall short in achieving its targeted cash flow improvement for fall 2009 merchandise payables.

•	In April 2009, the Company entered into a $150.0 million secured revolving loan facility with AEON. The facility was to mature upon the earlier of (i) April 17, 2010 or (ii) one or more securitization programs or structured loans by the Company or its subsidiaries in an aggregate equivalent principal amount to the revolving loan commitment amount, approved in advance by AEON as lender and in form and substance satisfactory to the lender. The facility was secured by (i) a first priority security interest in substantially all of the Company’s consumer credit/charge card receivables and (ii) a first lien mortgage on the Company’s Hingham, Massachusetts headquarters and Lakeville, Massachusetts distribution facility. Amounts could be borrowed, repaid and reborrowed under the facility and could be used for working capital and other general corporate purposes.

•	On December 8, 2009, the Company entered into agreements for the proposed BPW Transactions.

•	On December 28, 2009, the Company executed an Amended and Restated Secured Revolving Loan Agreement with AEON (the “Amended Facility”), which amended and restated the $150.0 million secured revolving loan facility executed with AEON in April 2009. Under the terms of the Amended Facility, the principal amount of the earlier $150.0 million secured credit facility was increased to $250.0 million. The Company could use funds borrowed under the Amended Facility solely (i) to repay its outstanding third-

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party bank indebtedness plus interest and other costs, (ii) to fund working capital and other general corporate purposes up to $10.0 million subject to satisfaction of all borrowing conditions and availability under the Amended Facility, and (iii) to pay related fees and expenses associated with the Amended Facility.

The Amended Facility had a scheduled maturity date of the earlier to occur of (i) April 16, 2010 or (ii) the consummation of the BPW Transactions, provided that the merger transaction together with any concurrent financing resulted in sufficient net cash proceeds to enable the Company to make full repayment of its AEON debt (including amounts owed under the Amended Facility).

•	On December 29, 2009, the Company borrowed $245.0 million under the Amended Facility which was used to repay in full the Company’s outstanding third-party bank indebtedness, related interest, and other costs and expenses. The Amended Facility was provided pursuant to AEON’s April 9, 2009 financial support commitments, which were satisfied and discharged in full upon the December 29, 2009 funding under this Amended Facility for the repayment of all of the Company’s outstanding third-party bank indebtedness.

As of January 30, 2010, the Company had material debt obligations coming due in April 2010 under the Amended Facility. See Note 12, Debt, for further information and descriptions of the AEON debt.

On April 7, 2010, the Company completed the BPW Transactions. In connection with the consummation and closing of the BPW Transactions, the Company executed a new senior secured revolving credit agreement with a third-party lender, repaid all AEON and AEON (U.S.A.) outstanding indebtedness at its principal value plus accrued interest and other costs for total cash consideration of $488.2 million, and repurchased and retired 29.9 million shares of Talbots common stock owned by AEON (U.S.A.) by issuing warrants to AEON (U.S.A.) to purchase one million shares of Talbots common stock. See Note 20, Subsequent Events, for further information.

Based on its current assumptions, its forecast and operating and cash flow plan for 2010, its borrowing availability under the new senior secured revolving credit agreement and the related restructuring of the Company’s capital structure, management anticipates that the Company will have sufficient liquidity to finance anticipated working capital and other expected cash needs for at least the next twelve months. Management’s ability to meet its cash needs and satisfy its operating and other non-operating costs will depend upon, among other factors, the Company’s future operating performance as well as general economic conditions.

3.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheets and the reported amounts of net sales and expenses during the reporting periods. The Company’s significant estimates within the consolidated financial statements include those related to inventory markdown reserves, product returns, customer programs and incentives, retirement plans, valuation of long-lived assets, valuation of intangibles, income taxes, and stock-based compensation. Actual results could differ materially from those estimates.

Subsequent Events — The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. See Note 20, Subsequent Events, for further information.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year — The Company conforms to the National Retail Federation’s fiscal calendar. The years ended January 30, 2010, January 31, 2009 and February 2, 2008 were 52-week reporting periods. References to “2009”, “2008” and “2007” are for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents — The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents. The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions are processed within one to five business days. The Company classifies all credit card and debit card transactions as cash and cash equivalents. Amounts due from banks for these transactions, classified as cash and cash equivalents, totaled $4.2 million and $3.8 million at January 30, 2010 and January 31, 2009, respectively.

Customer Accounts Receivable — Customer accounts receivable are amounts due from customers as a result of customer purchases on the Talbots proprietary charge card, net of an allowance for doubtful accounts. The Talbots charge card program is administered through Talbots Classics National Bank and Talbots Classics Finance Company, Inc., both wholly-owned subsidiaries. Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluation of customers’ financial positions is performed and collateral is not required as a condition of credit. The allowance for doubtful accounts is maintained for estimated losses from the inability of customers to make required payments and is based on a percentage of outstanding balances, historical charge-offs and charge-off forecasts. Delinquent accounts are generally written off after a period of 180 days. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make collectability unlikely.

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

Merchandise Inventories — Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are adjusted for estimated future markdowns on currently held past-season merchandise in advance of selling the marked-down merchandise. Estimated future markdowns are calculated based on information related to inventory levels, historical markdown trends and forecasted markdown levels. Certain distribution costs, warehousing costs and purchasing costs are capitalized in inventory.

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Description	Years

Buildings	10-50
Fixtures and equipment	3-10
Software	3-7
Leasehold improvements	3-10 or term of lease, if shorter

Expenditures for new properties and improvements to existing facilities are capitalized, while the cost of maintenance is charged to expense. The cost of property retired, or otherwise disposed of, and the accumulated depreciation is eliminated from the related accounts, and the resulting gain or loss is reflected in operations.

Preopening Expenses — Costs associated with the opening of new stores are expensed as incurred.

Fair Value Measurements — The Company discloses information about the fair value of assets and liabilities recognized in its financial statements in periods subsequent to initial recognition. See Note 18, Fair Value Measurements for further information. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the date of measurement. The Company

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determines fair value based on a three-tier valuation hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities,

•	Level 2 — Observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data, and

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company maximizes the use of observable inputs (Levels 1 and 2) and minimizes the use of unobservable inputs (Level 3).

Goodwill and Indefinite-lived Trademarks — Goodwill and trademarks are not being amortized. The Company evaluates goodwill and trademarks for impairment at the reporting unit level on the first day of each fiscal year, and between annual tests if events occur or circumstances change which suggest that the goodwill or trademarks should be evaluated.

The Company uses a two-step process for determining whether goodwill is impaired. The first step is to compare the fair value of the reporting unit to its carrying value. For purposes of assessing impairment, the entire $35.5 million of goodwill is allocated to the Stores Segment. If the carrying value of the reporting unit exceeds fair value, a second step is followed to calculate the goodwill impairment. The second step involves determining the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of goodwill.

To determine fair value, the Company uses a combination of the income approach, which is based on the cash flows that the reporting unit expects to generate in the future, and the market value approach. The income approach requires significant management judgments and estimates to project future revenues and expenses, changes in gross margins, cash flows and estimates of future capital expenditures for the reporting unit over a multi-year period, as well as determine the weighted-average cost of capital to be used as a discount rate. The Company also uses the market approach to estimate fair value of its reporting units by utilizing industry multiples of operating performance. The multiples are derived from comparable publicly traded companies with operating characteristics similar to the reporting units. The evaluation of goodwill inherently involves management judgments as to assumptions used to project these amounts and the impact of market conditions on those assumptions. The Company’s estimates may differ from actual results due to, among other matters, economic conditions, changes to its business model, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.

The Company compares the fair value of the trademarks to their carrying value to determine whether the asset is impaired. For purposes of assessing impairment, trademarks with a carrying value of $64.5 million are allocated to the Stores Segment and trademarks with a carrying value of $11.4 million are allocated to the Direct Marketing Segment. Fair value is determined based on the income approach using the relief-of-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the asset. This approach is dependent on a number of factors, including estimates of future sales, royalty rates of intellectual property, discount rates and other variables. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.

Based on the impairment tests completed in 2009, 2008 and 2007, the Company concluded that goodwill and trademarks were not impaired. There have been no changes to the Company’s Talbots related goodwill balance in 2008 or 2009.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is evaluated by comparing the carrying value of the assets to the undiscounted cash flows attributable to the asset or asset group. When this comparison indicates that the carrying value of the asset is greater than its undiscounted future cash flows, a loss is recognized for the difference between the carrying value and estimated fair value. The Company recorded impairment losses on its store assets of $1.4 million, $2.8 million and $2.6 million in 2009, 2008 and 2007, respectively.

Grantor Trust — The Company maintains an irrevocable grantor’s trust (“Rabbi Trust”) to hold assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan. The assets held in the Rabbi Trust consist of money market investments and insurance policies (in which the Company is the owner and designated beneficiary) which are recorded at the cash surrender value. At January 30, 2010 and January 31, 2009, the values were $12.2 million and $14.4 million, respectively. The Company includes its assets held in the Rabbi Trust in other assets in the consolidated balance sheets unless the benefits are expected to be paid within the next year, in which case the assets are included in prepaid and other current assets. As of January 30, 2010 and January 31, 2009, $1.3 million and $5.5 million, respectively, were included in prepaid and other current assets. The Company’s obligation related to the Supplemental Retirement Savings Plan and Deferred Compensation Plan was $9.3 million and $14.5 million at January 30, 2010 and January 31, 2009, respectively. The Company includes its obligation in other liabilities in its consolidated balance sheets unless the benefits are expected to be paid within the next year, in which case, the obligation is included in accrued liabilities. As of January 30, 2010 and January 31, 2009, $1.3 million and $5.5 million, respectively, were included in accrued liabilities.

Deferred Rent Obligations — Deferred rent obligations consist of step rent and allowances from landlords related to the Company’s retail stores. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period (which typically ranges from 90 to 120 days prior to the store opening). This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts pledged to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records an asset for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established.

Foreign Currency Translation — The functional currency of the Company’s foreign operations is the local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using average exchange rates in effect during the reporting period. Adjustments resulting from translation are included as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains or losses are included in earnings.

Revenue Recognition — The Company recognizes revenue at the point-of-sale or, in the case of catalog and online sales, upon estimated receipt by the customer. Amounts charged to customers for shipping and handling are included in net sales. The Company provides for estimated returns based on return history, current sales levels and projected future return levels. The Company does not include sales tax collected from its customers in revenue.

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

Cost of Sales, Buying and Occupancy — Cost of sales, buying and occupancy expenses are comprised primarily of the cost of product merchandise, including duties; inbound freight charges; shipping, handling and distribution

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs associated with the Company’s catalog operations; salaries and expenses incurred by the Company’s merchandising and buying operations; and occupancy costs associated with the Company’s retail stores. Occupancy costs consist primarily of rent and associated depreciation, maintenance, property taxes and utilities.

Selling, General and Administrative Expenses — Selling, general and administrative expenses are comprised primarily of the costs related to employee compensation and benefits in the selling and administrative support functions; catalog operation costs relating to catalog production and telemarketing; advertising and marketing costs; the cost of the Company’s customer loyalty program; costs related to the Company’s management information systems and support; and the costs and income associated with the Company’s credit card operations. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative expenses and include costs of receiving, inspection, warehousing and store distribution. Warehouse operations costs in 2009, 2008 and 2007 were approximately $20.2 million, $27.6 million and $24.6 million, respectively.

Finance Charge Income — Finance charge income on customer accounts receivable is treated as a reduction of selling, general and administrative expense and includes interest and late fees.

Advertising — Advertising costs, which include media, production and catalogs, totaled $44.2 million, $60.2 million and $64.1 million in 2009, 2008 and 2007, respectively. Media and production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally two to four months.

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Such taxes are provided for using enacted tax rates expected to be in place when the temporary differences are realized. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. If it is subsequently determined that a deferred tax asset will more likely than not be realized, a credit to earnings is recorded to reduce the allowance. In determining the tax benefit resulting from a loss from continuing operations, the Company considers all sources of income including discontinued operations, extraordinary items, other comprehensive income and other components of equity.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The Company classifies liabilities for uncertain tax positions as non-current liabilities unless expected to be resolved within one year. The Company classifies interest on uncertain tax positions in interest expense, interest income from income tax refunds in interest income, and penalties in selling, general and administrative expenses.

Stock-Based Compensation — The Company accounts for stock-based compensation based on the fair value of the equity award at the grant date. The Company recognizes stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeiture rates differ from those estimates.

Comprehensive (Loss) Income — The Company’s comprehensive (loss) income is comprised of reported net (loss) income plus the impact of changes in the cumulative foreign currency translation adjustment, net of tax, and changes in the pension and postretirement plan liabilities, net of tax. Accumulated other comprehensive loss, which is a component of stockholders’ (deficit) equity, is comprised of cumulative foreign currency translation adjustments, net of taxes, and cumulative changes in the pension and postretirement plan liabilities, net of taxes, as detailed below.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Cumulative translation adjustment, net of tax benefit of $0.2 million, $0.7 million and $0 million, respectively	$(230)	$(1,125)	$91
Pension and postretirement plan liabilities, net of tax (expense) benefit of $(1.0) million, $9.0 million and $9.0 million, respectively	(50,949)	(65,954)	(13,565)

Accumulated other comprehensive loss	$(51,179)	$(67,079)	$(13,474)

In 2008, the Company established a valuation allowance for substantially all of its deferred tax assets. The valuation allowance of $21.3 million relating to the Company’s pension and postretirement plans in 2009 and 2008 is included in the Pension and postretirement plan liabilities, net of tax amounts within accumulated other comprehensive loss.

Loss Per Share — Basic loss per share is computed by dividing loss associated with common stockholders by the weighted average number of common shares outstanding. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Participating securities have the effect of diluting both basic and diluted income per share during periods of earnings. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted income per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period. See Note 17, Loss Per Share, for further information.

Supplemental Cash Flow Information — Interest paid in 2009, 2008 and 2007 was $18.2 million, $17.7 million and $30.8 million, respectively. Income tax payments in 2009, 2008 and 2007 were $8.1 million, $13.6 million and $12.1 million, respectively.

Recently Adopted Accounting Pronouncements — Effective February 1, 2009, the Company adopted new accounting guidance on fair value measurements with respect to non-financial assets and liabilities measured on a non-recurring basis. See Note 18, Fair Value Measurements, for further information. The application of the fair value framework to these fair value measurements did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective February 1, 2009, the Company adopted new accounting guidance regarding the calculation and reporting of earnings per share when nonvested share-based awards have participation rights to dividends. The new accounting guidance has been applied retrospectively to prior periods. Adoption of the new guidance impacted the reported loss per share for 2008 and 2007. See Note 17, Loss Per Share, for further information.

In the fourth quarter of 2009, the Company adopted new accounting guidance requiring more detailed disclosures about the assets of defined benefit pension or other postretirement plans. The adoption of this guidance did not impact the Company’s financial statements, but did require additional disclosures. See Note 15, Benefit Plans, for further information.

Effective February 1, 2009, the Company adopted new accounting guidance regarding the accounting for business combinations. Under this guidance, acquisition costs are expensed as incurred with approximately $8.2 in such costs recorded in 2009. See Note 20, Subequent Events, for further information.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Discontinued Operations

The Company’s discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business, which was sold on July 2, 2009. The operating results of these businesses have been classified as discontinued operations for all periods presented.

On June 7, 2009, the Company entered into a Purchase Agreement with the Purchaser for the sale of the J. Jill business, pursuant to which the Purchaser agreed to acquire and assume from the Company certain assets and liabilities relating to the J. Jill business. During 2009, the Company completed the sale for a cash purchase price of $75.0 million less $8.8 million of adjustments based on final working capital at closing and other adjustments as provided in the Purchase Agreement, resulting in cash received from the Purchaser of $66.2 million. The Purchaser was entitled to $1.9 million of cash and cash equivalents held by the J. Jill business at closing which was part of the assets acquired by the Purchaser, resulting in net cash proceeds to the Company of $64.3 million.

Under the terms of the Purchase Agreement, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser and a sublease through December 2014 of approximately 63,943 square feet of space at the Company’s 126,869 square foot leased office facility in Quincy, Massachusetts. Certain subsidiaries of the Company remain contingently liable for obligations and liabilities transferred to the Purchaser, including those related to leases and other obligations transferred to and assumed by the Purchaser. If any material defaults were to occur which the Purchaser does not satisfy or fully indemnify us against, it could have a material negative impact on the Company’s financial condition and results of operations. The Company has accrued a guarantee liability for the estimated exposure related to these guarantees, which is subject to future adjustment and could vary materially from estimated amounts.

During 2009, the Company recorded a $0.3 million loss on the sale and disposal of the J. Jill business. Gains and losses recorded in periods subsequent to the closing are due to working capital adjustments and to adjustments to the estimated lease liabilities relating to the 75 J. Jill stores that were not sold, and the Quincy office space that is not being subleased or used. As of January 30, 2010, the Company has settled the lease liabilities of 69 of the 75 stores not acquired by the Purchaser. Four additional store leases were settled subsequent to January 30, 2010. Lease termination costs are recorded at the time a store is closed or existing space is vacated. Total cash expenditures to settle the lease liabilities for the remaining two unsold stores will depend on the outcome of ongoing negotiations with third parties. As a result, such costs may vary materially from current estimates and management’s assumptions and projections may change materially. While the Company will endeavor to negotiate the amount of remaining lease obligations, there is no assurance it will reach acceptable negotiated lease settlements.

The calculation of estimated lease liabilities includes the discounted effects of future minimum lease payments from the date of closure to the end of the remaining lease term, net of estimated sublease income that could be reasonably obtained for the properties, or through lease termination settlements. The Company recorded estimated lease termination liabilities relating to exit activities associated with its discontinued operations, including the Quincy office space not being subleased or used, J. Jill stores not sold, and closed Kids and Mens stores, of $41.4 million as of August 1, 2009. During the second half of 2009, the Company made cash payments of approximately $18.9 million, recorded charges of $4.8 million including accretion of interest and increases in reserves, and recorded other income due to favorable settlements of lease liabilities of $10.6 million, resulting in a total estimated liability of $16.7 million as of January 30, 2010. Of this liability, approximately $9.4 million is expected to be paid within the next 12 months and is included within accrued liabilities as of January 30, 2010.

Under the terms of AEON Loan, the Company was subject to certain mandatory prepayment obligations including payment of net sale proceeds after selling costs and amounts for other costs to settle obligations and liabilities related to the sale and disposal of the J. Jill business. On December 14, 2009, the Company paid the net proceeds of approximately $8.5 million from the sale to AEON in accordance with the loan agreement.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating results of the J. Jill business and the Talbots Kids, Mens and U.K. businesses were as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Net sales	$178,297	$470,815	$581,182

Loss before income taxes	(3,818)	(416,138)	(222,050)
Income tax benefit	—	—	(33,166)

Loss from operations	(3,818)	(416,138)	(188,884)
Loss on disposal	(286)	—	—

Loss from discontinued operations, net of taxes	$(4,104)	$(416,138)	$(188,884)

The $4.1 million loss in 2009 includes $3.8 million of loss before income taxes, primarily due to adjustments to estimated lease liabilities relating to the Talbots Kids and Mens businesses and losses incurred by the J. Jill business prior to ceasing operations in July 2009.

The 2008 loss before income taxes includes an impairment charge of $318.4 million, reflecting the difference between J. Jill’s carrying value and its estimated fair value. The Company also included an estimate of direct costs to sell of $1.9 million. Management determined the estimated fair value of the J. Jill business as the amount of proceeds expected to be received upon a sale of the business as a whole in a transaction between market participants as of January 31, 2009. In determining fair value, the Company made assumptions and estimates including the use of forward looking projections to estimate the future operating results of the J. Jill business, while also considering current market conditions.

Management used a combination of an income and a market approach to determine the fair value of the J. Jill long-lived asset group, which included the related goodwill. Of the $318.4 million impairment charge recorded in 2008, the Company allocated $78.0 million of the charge to goodwill, reflecting a full impairment of the associated goodwill, $68.9 million to other intangibles, $138.2 million to property, plant, and equipment, and $33.3 million to trademarks. The Company estimated the fair value of its trademark based on an income approach using the relief-from-royalty method. Amortization and depreciation of the assets classified as held for sale ceased upon their classification to held for sale.

The 2007 loss before income taxes of J. Jill includes an impairment charge of $149.6 million, of which $134.0 related to goodwill and $15.6 million related to trademarks.

Discontinued operations in 2009 and 2008 do not reflect an income tax benefit, as the Company recorded a valuation allowance for substantially all of its deferred taxes and incurred losses in both continuing and discontinued operations. Income tax benefits allocated to discontinued operations during 2007 represent the incremental effect of tax benefits attributable to these operations.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of the J. Jill business at January 31, 2009 are stated at estimated fair value less estimated costs to sell, and are classified in the consolidated balance sheet as current assets and current liabilities held for sale as follows:

January 31,
2009
(In thousands)

Merchandise inventories	$50,250
Other current assets	9,217
Property and equipment — net	15,899
Trademarks	30,200
Other intangible assets — net	4,400

Assets held for sale — current	$109,966

Accounts payable	$30,262
Accrued liabilities	26,890
Deferred rent under lease commitments	35,327
Other liabilities	1,711

Liabilities held for sale — current	$94,190

5.	Restructuring Charges

In October 2007, the Company initiated a comprehensive strategic review of its business and engaged a leading global consulting firm to assist management in developing a long-range plan. This review included the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill business, and other operating matters. The consulting firm completed its review in the first quarter of 2008, from which the Company developed a three-year strategic business plan to strengthen and grow the business. During 2008 and 2009, the Company made continued progress in streamlining its organization, which was a major initiative of its strategic business plan. The actions taken during 2007, 2008 and 2009 included reducing headcount and employee benefit costs, shuttering non-core businesses, and reducing office space among others. In June 2008, the Company reduced its corporate headcount by 9%, or 88 positions, and in February 2009, further reduced its corporate headcount by an additional 17%, or approximately 370 positions. In June 2009, the Company reduced its corporate headcount by an additional 20% including the elimination of open positions. In August 2009, the Company reorganized its global sourcing activities and entered into a buying agency agreement with Li & Fung, whereby effective September 2009, Li & Fung is acting as the exclusive global apparel sourcing agent for substantially all Talbots apparel. In connection with this reorganization, the Company closed its Hong Kong and India sourcing offices and reduced its corporate sourcing headcount.

In connection with these initiatives, the Company incurred restructuring charges of $10.3 million, $17.8 million and $3.7 million during 2009, 2008 and 2007, respectively.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity and liability balances related to restructuring actions taken in 2009, 2008 and 2007:

	Corporate - Wide
	Strategic Initiatives
				Non-cash
	Severance	Lease-Related	Consulting	Charges (Income)	Total
	(In thousands)

Balance at February 3, 2007	$—	$—	$—	$—	$—
Charges	714	—	2,732	264	3,710
Cash payments	(36)	—	(1,200)	—	(1,236)
Non-cash items	—	—	—	(264)	(264)

Balance at February 2, 2008	678	—	1,532	—	2,210
Charges (income)	15,921	—	4,042	(2,170)	17,793
Cash payments	(5,717)	—	(5,574)	—	(11,291)
Non-cash items	—	—	—	2,170	2,170

Balance at January 31, 2009	10,882	—	—	—	10,882
Charges (income)	8,704	2,247	161	(839)	10,273
Cash payments	(16,497)	(835)	(148)	—	(17,480)
Non-cash items	—	(641)	—	839	198

Balance at January 30, 2010	$3,089	$771	$13	$—	$3,873

The non-cash items primarily consist of adjustments to stock-based compensation expense related to terminated employees and, in 2009, also include the write-off of certain leasehold improvements. Of the $3.9 million of restructuring liabilities at January 30, 2010, $3.3 million, expected to be paid during 2010, is included in accrued liabilities and the remaining $0.6 million, expected to be paid in years 2011 through 2016, is included in other liabilities.

6.	Equity Transactions

At January 30, 2010 and January 31, 2009, the Company held 26,473,073 and 25,749,155 shares, respectively, as treasury shares. The treasury shares include the repurchase of shares under approved stock repurchase programs as well as the repurchase of shares awarded under the Company’s 1993 Stock Based Incentive Plan (the “1993 Plan”), the Amended 2003 Executive Stock Based Incentive Plan (the “2003 Plan”), and the Amended and Restated Directors Plan (the “Directors Plan”).

During 2009, 2008 and 2007, the Company repurchased 148,193, 158,314 and 20,965 shares of its common stock, respectively, from employees to cover minimum statutory tax withholding obligations associated with the vesting of common stock awarded under the 2003 Plan. The shares are purchased at the closing market price of the Company’s common stock on the date of purchase. The average purchase price paid per share in 2009, 2008 and 2007 was $3.71, $9.46 and $24.71, respectively.

The Company also repurchased 575,725, 757,175 and 244,575 nonvested common shares at $0.01 per share in 2009, 2008 and 2007, respectively, which were forfeited upon employee terminations.

In February 2009, the Company announced that its Board of Directors approved the suspension of the Company’s quarterly dividend payment indefinitely in an effort to improve its liquidity position. Accordingly, no dividends were declared or paid in 2009. The Company declared and paid dividends totaling $0.52 per share in 2008 and 2007, respectively.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock-Based Compensation

Amended 2003 Executive Stock Based Incentive Plan

The 2003 Plan provides for grants of stock options and nonvested stock awards to certain key members of management. The stock options are granted at an exercise price equal to the fair market value at the date of grant, generally vest over a three-year period at each anniversary date and expire no later than ten years from the grant date.

Holders of nonvested stock awards have voting rights and are entitled to dividends equivalent to those paid on common stock. Upon the grant of nonvested stock, the recipient or the Company on the recipient’s behalf is required to pay the par value of $0.01 per share. If the employee terminates employment prior to the vesting date, the nonvested stock awards are generally forfeited to the Company through the repurchase of the shares at the $0.01 par value. Certain shares granted as performance accelerated nonvested stock vest at the end of a five-year service period, however, all or a portion of the vesting may be accelerated to three years depending on the achievement of certain corporate financial goals. Certain other shares of nonvested stock are time vested and generally vest between two and four years.

The Company has reserved 9,500,000 shares of common stock under the 2003 Plan for issuance. Any authorized but unissued shares of common stock available for future awards under the Company’s previous 1993 Executive Stock Based Incentive Plan were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, cancelled or otherwise become available to the Company. At January 30, 2010, there were 2,030,196 shares available for future grant under the 2003 Plan.

Amended and Restated Directors Plan

The Directors Plan provides for grants of stock options and restricted stock units (“RSUs”) to non-management members of the Company’s Board of Directors. During 2009 and 2008, the Company granted 21,000 and 84,000 stock options to non-management directors. The 2009 grants vest over a three-year period and expire no later than ten years from the date of grant. The 2008 grants vest on the last day of fiscal year 2012, with possible acceleration for certain levels of Talbots stock performance and expire no later than ten years from grant date. No stock options were granted under the Directors Plan during 2007.

The Company granted 28,000 RSUs annually in 2009, 2008 and 2007 to non-management directors. The RSUs generally vest over one year, and may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the RSUs are not deferred, the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to those paid on common stock but RSUs have no voting rights.

The number of shares reserved for issuance under the Directors Plan is 1,060,000. At January 30, 2010, 366,516 shares were available for future grant.

The Company intends to issue shares upon exercises of stock options and future issuances of share-based awards from its unissued reserved shares under its 2003 Plan and Directors Plan.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Expense

Total stock-based compensation expense related to stock options, nonvested stock awards and RSUs was $6.4 million, $8.6 million and $17.5 million in 2009, 2008 and 2007, respectively. The compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Cost of sales, buying and occupancy	$692	$(129)	$1,603
Selling, general, and administrative	6,570	10,861	15,919
Restructuring charges	(839)	(2,170)	—

Total	$6,423	$8,562	$17,522

Due to greater than expected terminations, the Company revised its forfeiture rates in 2009, 2008 and 2007 and recognized reductions to compensation expense of $2.1 million, $4.3 million and $2.3 million, respectively, as a result of a change to the estimated forfeiture rates. Compensation expense in 2008 includes $0.9 million of additional expense due to accelerated vesting of stock awards as a result of terminations, primarily in connection with restructuring activities. Compensation expense in 2007 includes $0.3 million of additional compensation expense as a result of a modification that was made to stock options held by the former President and Chief Executive Officer upon his retirement.

The income tax benefit recognized for stock-based compensation was $0.0 million, $0.0 million and $7.0 million for 2009, 2008 and 2007, respectively.

Approximately $0.0 million, $0.0 million and $0.3 million of benefits from tax deductions in excess of recognized compensation costs were reported as cash from financing activities during 2009, 2008 and 2007, respectively. The tax benefit of any realized excess tax deduction will increase the Additional Paid In Capital (“APIC”) pool; any resulting tax deficiency will be deducted from the APIC pool to the extent available and then income tax expense will be recognized for any remaining tax deficiency. Excess tax benefits are recognized when realized through a reduction in taxes payable.

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards on the date of grant. Key assumptions used to apply this pricing model were as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Risk-free interest rate	2.0%	2.6%	4.5%
Expected life of options	4.8 years	5.3 years	4.6 years
Expected volatility of underlying stock	83.9%	50.8%	38.5%
Expected dividend yield	0.0%	7.8%	2.4%

The risk-free interest rate represents the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the option. The expected life of an option is based on the historical experience for the population of option holders. Expected volatility is based on the Company’s historical volatility over the period that matches the expected life of the option. Expected dividend yield is based on the expected annual payment of dividends divided by the exercise price of the option award at the date of the award. In determining the assumptions to be used, when the Company has relied on historical data or trends, the Company has also considered,

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if applicable, any expected future trends that could differ from historical results and has modified its assumptions as applicable.

A summary of stock option activity during the year ended January 30, 2010 is as follows:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value
				(In thousands)

Outstanding at beginning of year	9,410,953	$27.24
Granted	1,784,500	2.66
Forfeited	(441,230)	11.20
Expired	(352,204)	16.84

Outstanding at end of year	10,402,019	$24.06	3.2	$14,686

Exercisable at end of year	8,316,536	$28.66	1.7	$397

During 2009, 2008 and 2007, the Company granted 1,784,500, 628,650 and 1,695,200 stock options, with a weighted average fair value per share of $1.75, $2.84 and $7.58, respectively. The total grant date fair value of options that vested during 2009, 2008 and 2007 was $3.4 million, $10.6 million and $12.3 million, respectively. The aggregate intrinsic value of stock options exercised during 2009, 2008 and 2007 was $0.0 million, $0.1 million and $0.9 million, respectively.

As of January 30, 2010, there was $2.8 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.8 years.

Nonvested Stock Awards and RSUs

The fair value of nonvested stock awards and RSUs is based on the closing price of the Company’s common stock on the date of grant. A summary of nonvested stock awards and RSU activity for the year ended January 30, 2010 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share

Nonvested at beginning of year	2,003,660	$16.28
Granted	369,689	3.04
Vested	(466,734)	17.65
Forfeited	(575,725)	15.11

Nonvested at end of year	1,330,890	$12.62

During 2009, 2008 and 2007, the Company granted 369,689, 1,318,415 and 1,036,336 shares of nonvested stock and RSUs with a weighted average fair value per share of $3.04, $9.05 and $21.04, respectively. The intrinsic value of nonvested stock awards and RSUs that vested during 2009, 2008 and 2007 was $1.8 million, $4.3 million and $1.6 million, respectively.

As of January 30, 2010, there was $4.2 million of unrecognized compensation cost related to nonvested stock awards and RSUs that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.6 years.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions

AEON (U.S.A.) and AEON have provided financing to the Company at times to enable it to meet its working capital and other general and corporate needs. In addition, AEON (U.S.A.) and AEON are party to the BPW Transactions. See Note 2, Recent Events and Management’s Plan, Note 12, Debt, and Note 20, Subsequent Events, for further information.

AEON also owns and operates Talbots stores in Japan through its wholly-owned subsidiary, Talbots Japan Co., Ltd. (“Talbots Japan”). The Company provides certain services and purchases merchandise for Talbots Japan. The Company is reimbursed for expenses incurred and the cost of merchandise. During 2009, 2008 and 2007, the total charges for services and merchandise purchases were $4.8 million, $4.4 million and $14.8 million, respectively. At January 30, 2010 and January 31, 2009, the Company was owed $1.0 million and $0.4 million, respectively, for these service costs and for merchandise inventory purchases made on behalf of Talbots Japan. Interest at a rate equal to the Internal Revenue Service monthly short-term applicable federal rate accrues on amounts outstanding more than 30 days after the original invoice date. During 2009, 2008 and 2007, the Company charged Talbots Japan interest of $0.0 million, $0.1 million and $0.1 million, respectively.

As of January 30, 2010, the Company had an advisory services agreement with AEON (U.S.A.) under which AEON provided advice and services to the Company with respect to strategic planning and other related issues concerning the Company. Additionally, AEON (U.S.A.) maintained on behalf of the Company, a working relationship with Japanese banks and other financial institutions. AEON (U.S.A.) received an annual fee of $0.25 million plus any expenses incurred, which were not material. At January 30, 2010 and January 31, 2009, there were no amounts owed under this agreement. The Company also provided tax and accounting services to AEON (U.S.A.) which were immaterial in amount.

9.	Customer Accounts Receivable

Customer accounts receivable are as follows:

	January 30,	January 31,
	2010	2009
	(In thousands)

Due from customers	$168,887	$173,406
Less allowance for doubtful accounts	(5,300)	(4,000)

Customer accounts receivable-net	$163,587	$169,406

Finance charge income (including interest and late fee income) during 2009, 2008 and 2007 was $42.1 million, $44.9 million and $41.8 million, respectively.

Changes in the allowance for doubtful accounts are as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Balance, beginning of year	$4,000	$2,700	$2,200
Charges to costs and expenses	8,097	5,987	3,443
Charge-offs, net of recoveries	(6,797)	(4,687)	(2,943)

Balance, end of year	$5,300	$4,000	$2,700

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Property and Equipment

Property and equipment consists of the following:

	January 30,	January 31,
	2010	2009
	(In thousands)

Land	$10,817	$10,817
Buildings	69,198	69,279
Fixtures and equipment	375,692	379,895
Software	57,508	56,140
Leasehold improvements	307,123	312,797
Construction in progress	5,292	12,715

Property and equipment-gross	825,630	841,643
Less accumulated depreciation and amortization	(605,226)	(564,280)

Property and equipment-net	$220,404	$277,363

Depreciation expense during 2009, 2008 and 2007 was $74.3 million, $84.5 million and $88.9 million, respectively.

11.	Accrued Liabilities

Accrued liabilities consist of the following:

	January 30,	January 31,
	2010	2009
	(In thousands)

Gift cards, merchandise credits, sales return reserve and other customer related liabilities	$56,032	$55,022
Employee compensation, related tax and benefits	21,018	29,453
Taxes other than income and withholding	10,997	5,422
Accrued interest due to related party	6,106	31
Other accrued liabilities	54,024	58,428

Total accrued liabilities	$148,177	$148,356

Changes in the sales return reserve are as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Balance, beginning of year	$4,737	$9,486	$8,961
Provision for merchandise returns	300,737	348,359	379,788
Merchandise returned	(298,224)	(353,108)	(379,263)

Balance, end of year	$7,250	$4,737	$9,486

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt

A summary of outstanding debt is as follows:

	January 30,	January 31,
	2010	2009
	(In thousands)

Related Party Debt	$486,494	$20,000
Acquisition Debt	—	200,000
Working Capital Lines of Credit (Notes Payable to banks)	—	148,500
Revolving Credit Agreements	—	80,000
Term Loan	—	20,000
Tilton Facility Loan	—	8,377

Total debt	486,494	476,877
Less current maturities	(486,494)	(218,877)

Long-term debt, less current portion	$—	$258,000

Related Party Debt

$250.0 Million Secured Revolving Loan Facility with AEON — On December 28, 2009, the Company executed an Amended and Restated Secured Revolving Loan Agreement with AEON (the “Amended Facility”), which amended and restated the $150.0 million secured revolving loan facility executed with AEON in April 2009. Under the terms of the Amended Facility, the principal amount of the earlier $150.0 million secured credit facility was increased to $250.0 million. Talbots could use funds borrowed under the Amended Facility solely to (i) repay its outstanding third-party bank indebtedness plus interest and other costs, (ii) fund working capital and other general corporate purposes up to $10.0 million subject to satisfaction of all borrowing conditions and availability under the Amended Facility, and (iii) pay related fees and expenses associated with the Amended Facility. The Amended Facility was provided pursuant to AEON’s April 9, 2009 financial support commitments, which were satisfied and discharged in full upon the December 29, 2009 funding under this Amended Facility for the repayment of all of the Company’s outstanding third-party bank indebtedness as described below.

Borrowings under the Amended Facility carried interest at a variable rate equal to LIBOR plus 6.00% (LIBOR is the six-month London interbank offer rate expressed as a percentage rate per annum). Interest was payable monthly in arrears. At January 30, 2010, the interest rate was 6.23%. The Amended Facility had a scheduled maturity date of the earlier to occur of (i) April 16, 2010 or (ii) the consummation of the BPW Transactions, provided that the merger transaction together with any concurrent financing results in sufficient net cash proceeds to enable the Company to make full repayment of its AEON debt (including under the Amended Facility).

Prior to being amended, the earlier facility was secured by (i) a first priority security interest in substantially all of the Company’s consumer credit/charge card receivables and (ii) a first lien mortgage on the Company’s Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. The Amended Facility was secured by a lien on substantially all of the Company’s existing and after acquired assets and properties, including the above-mentioned credit/charge card receivables and mortgaged properties. As under the earlier facility, obligations under the Amended Facility were unconditionally guaranteed on a joint and several basis by certain of the Company’s existing and future direct and indirect subsidiaries.

As of December 28, 2009, the Company had outstanding short-term indebtedness of approximately $221.0 million under third-party bank credit facilities which were scheduled to terminate between late December 2009 and April 2010, which had not been extended or refinanced, as well as $20.0 million of third-party bank indebtedness due in 2012. Entry into this Amended Facility required the consent or waiver by each of the third-party bank lenders under their outstanding bank indebtedness; because such bank lender consents or waivers were not provided, all of the

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities under which this outstanding bank indebtedness was provided have been terminated. On December 29, 2009, the Company borrowed $245.0 million under the Amended Facility which was used to repay this outstanding third-party bank indebtedness, related interest and other costs and expenses.

Under the Amended Facility, a fee of $1.7 million was due and paid to AEON upon initial funding. Prior to being amended, the earlier facility had called for an upfront fee of $1.5 million upon any initial borrowing, which, because no amounts had been borrowed under that earlier facility, had not been previously incurred.

In connection with the consummation and closing of the BPW Transactions, the Company repaid all outstanding indebtedness under the Amended Facility on April 7, 2010. See Note 20, Subsequent Events, for further information.

$200.0 Million Term Loan Facility with AEON — In February 2009, the Company entered into a $200.0 million term loan facility agreement with AEON (“AEON Loan”). The funds received from the AEON Loan were used to repay all of the outstanding indebtedness under the Acquisition Debt agreement in February 2009 as described below.

The AEON Loan was an interest-only loan until maturity. Borrowings under the AEON Loan carried interest at a variable rate equal to LIBOR plus 6.00%. Interest was payable semi-annually in arrears. At January 30, 2010, the interest rate was 6.77%. No loan facility fee was payable as part of the AEON Loan. The AEON Loan contained no financial covenants but did contain certain restrictive covenants. The AEON Loan initially matured on August 31, 2009. During the continuing term of the loan, the Company had the option to extend the maturity for additional six-month periods, up to the third anniversary of the loan closing date, which was February 27, 2012, subject to earlier termination under the loan terms. The AEON Loan was subject to mandatory prepayment as follows: (a) 50% of excess cash flow (as defined in the agreement), (b) 100% of net cash proceeds of a sale of the J. Jill business and 75% of net cash proceeds on any other asset sales or dispositions, and (c) 100% of net cash proceeds of any non-related party debt issuances and 50% of net cash proceeds of any equity issuances (subject to such exceptions as to debt or equity issuances as the lender may agree to). On December 14, 2009, the Company paid the $8.5 million of net proceeds from the sale of the J. Jill business to AEON in accordance with the AEON Loan. As of January 30, 2010, outstanding borrowings under the AEON Loan totaled $191.5 million.

In connection with the consummation and closing of the BPW Transactions, the Company repaid all outstanding indebtedness under the AEON Loan on April 7, 2010. As a result of the amended debt agreement dated December 28, 2009 and the subsequent repayment of the debt, all amounts due have been classified as a current liability as of January 30, 2010. See Note 20, Subsequent Events, for further information.

Term Loan with AEON (U.S.A.) — In July 2008, the Company finalized the terms of a $50.0 million unsecured subordinated working capital term loan credit facility with AEON (U.S.A.) (the “AEON Facility”). The AEON Facility was to mature and AEON (U.S.A.)’s commitment to provide borrowings under the AEON Facility was to expire on January 28, 2012, unless terminated earlier under the loan terms. Under the terms of the AEON Facility, the financing was an unsecured general obligation of the Company. The AEON Facility was available for use by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Borrowings under the AEON Facility carried interest at a rate equal to three-month LIBOR plus 5.0%. At January 30, 2010, the interest rate was 5.25%. The Company paid an upfront commitment fee of 1.5% (or $0.8 million) to AEON (U.S.A.) at the time of execution and closing of the AEON Facility. The Company was required to pay a fee of 0.5% per annum on the undrawn portion of the commitment, payable quarterly in arrears. The AEON Facility originally included covenants relating to the Company and its subsidiaries that were substantially the same in all material respects as under the Acquisition Debt. In March 2009, an amendment was executed between the Company and AEON (U.S.A.) to remove the financial covenants in their entirety from the facility. As of January 30, 2010, the Company was fully borrowed under the AEON Facility.

In connection with the consummation and closing of the BPW Transactions, the Company repaid all outstanding indebtedness under the AEON Facility on April 7, 2010. As a result of the amended debt agreement dated

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 28, 2009 and the subsequent repayment of the debt, all amounts due have been classified as a current liability as of January 30, 2010. See Note 20, Subsequent Events, for further information.

Third-Party Bank Debt

Acquisition Debt — In February 2006, the Company entered into a $400.0 million bridge loan agreement in connection with its acquisition of J. Jill. Pursuant to the Acquisition Debt agreement, the Company borrowed $400.0 million to be repaid no later than July 27, 2011. On July 27, 2006, the bridge loan was converted into a term loan (the “Acquisition Debt”). The Acquisition Debt was a senior unsecured obligation of the Company. As of January 31, 2009, the Company was not in compliance with all of its financial covenants under the Acquisition Debt. In February 2009, the Company entered into the AEON Loan and borrowings under the AEON Loan were used to repay all of the outstanding indebtedness under the Acquisition Debt agreement in February 2009.

Working Capital Lines of Credit (Notes Payable to Banks) — As of January 31, 2009, the Company had $148.5 million outstanding under working capital lines of credit with four banks. The lines were committed through December 31, 2009. The $148.5 million outstanding under the lines were paid in full on December 29, 2009 using borrowings under the Amended Facility as described above.

Revolving Credit Agreements — As of January 31, 2009, the Company had revolving credit agreements with three banks that provided for maximum available borrowings of $80.0 million. Of the $80.0 million outstanding at January 31, 2009, $28.0 million was due in December 2009, $34.0 million was due in January 2010 and $18.0 million was due in April 2010. The $80.0 million outstanding under the revolving credit agreements were paid in full on December 29, 2009 using borrowings under the Amended Facility as described above.

Term Loan — As of January 31, 2009, the Company had a $20.0 million term loan outstanding with a bank that matured in April 2012. The term loan was paid in full on December 29, 2009 using borrowings under the Amended Facility as described above.

Tilton Loan Facility — As part of the J. Jill acquisition, the Company assumed a real estate loan (the “Tilton Facility Loan”) which was collateralized by a mortgage lien on the operations, fulfillment and distribution center in Tilton, New Hampshire. The Tilton Facility Loan was paid in full in June 2009, and the Tilton facility was sold as part of the sale to the Purchaser.

Letters of Credit — At January 31, 2009, the Company had outstanding letters of credit totaling $31.3 million, including $16.5 million supported by a working capital line of credit with one bank. The Company had no letters of credit outstanding or letter of credit facilities at January 30, 2010.

13.	Income Taxes

(Loss) income before taxes for 2009, 2008 and 2007, consists of the following:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Domestic	$(35,089)	$(118,749)	$(3,293)
Foreign	(1,724)	70	4,386

Total	$(36,813)	$(118,679)	$1,093

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (benefit) expense for income taxes for 2009, 2008 and 2007 consists of the following:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Current (benefit) expense:
Federal	$(2,006)	$(24,104)	$19,284
State	4,665	398	3,610
Foreign	(2,308)	—	1,216

Total current	351	(23,706)	24,110

Deferred (benefit) expense:
Federal	(10,543)	42,651	(17,918)
State	(1,313)	1,897	(5,108)
Foreign	—	—	(34)

Total deferred	(11,856)	44,548	(23,060)

Total	$(11,505)	$20,842	$1,050

A reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Tax at federal statutory rate	$(12,885)	$(41,538)	$382
Adjustments resulting from:
State income taxes, net of federal tax benefit	3,402	(706)	(2,478)
Foreign tax	(1,704)	(361)	—
Valuation allowance	6,447	60,975	—
Employment related obligations	1,354	2,541	1,640
Merger costs	2,800	—	—
Intraperiod tax allocation from other comprehensive income	(10,500)	—	—
Foreign income inclusion	—	—	3,529
In-kind donations	—	(1,138)	(1,248)
Other	(419)	1,069	(775)

Income tax (benefit) expense	$(11,505)	$20,842	$1,050

The foreign income inclusion in 2007 represents a cash distribution from the Canadian operations.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities)

Net deferred tax assets or liabilities recognized in the Company’s consolidated balance sheets consist of the following:

	January 30,	January 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Merchandise inventories	$11,993	$16,191
Deferred rent	18,787	14,224
Lease commitments	27,184	—
Accrued vacation pay	65	3,139
Deferred compensation	5,543	23,917
Stock-based compensation	10,863	16,208
Pension and postretirement liabilities	32,416	30,348
Charitable contribution carryforward	6,755	6,423
Net operating loss carryforwards	54,271	31,318
Tax credit carryforwards	—	2,006
Depreciation and amortization	—	35,388
Deferred interest	7,172	—
Deferred unrecognized tax benefits	24,001	26,414
Restructuring charges	3,242	13,580
Bad debts	1,995	1,440
Other	10,579	6,633

Total deferred tax assets	214,866	227,229

Deferred tax liabilities:
Prepaid costs	(2,728)	(2,918)
Depreciation and amortization	(11,890)	—
Identifiable intangibles	(28,456)	(41,019)

Total deferred tax liabilities	(43,074)	(43,937)

Less: Valuation allowance	(200,248)	(211,748)

Net deferred tax asset (liability)	$(28,456)	$(28,456)

As a result of the significant losses in 2008, the Company incurred cumulative losses as measured by the results for the three most-recent fiscal years. The Company concluded there was insufficient positive evidence that all of its deferred tax assets will be realized in the future and accordingly, the Company recorded a valuation allowance of $211.7 million in 2008. Of the $211.7 million, $61.0 million was recorded in continuing operations, $21.3 million was recorded in other comprehensive loss and $129.4 million was in discontinued operations. The sources of income to recover the net deferred tax assets for purposes of determining the valuation allowance excludes deferred tax liabilities related to the Talbots brand trademarks. Because these tax deductible indefinite-lived intangibles are not amortized for book purposes, it is inappropriate to assume the reversal of these deferred tax liabilities was available to support recovery of deferred tax assets. During 2009, the Company continued to experience operating losses, and concluded it is not more likely than not that its deferred tax assets will be realized in the future. As of January 30, 2010, the Company provided a valuation allowance of $200.2 million for its deferred tax assets.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s decision in 2009 to freeze all future benefits under its Pension Plans, comprehensive income was recognized with the related tax expense of approximately $10.5 million. As a result of the Company’s intraperiod tax allocation, the tax expense recognized in other comprehensive income resulted in a tax benefit being recognized in continuing operations.

As of January 30, 2010, the Company has approximately $129.4 million of gross domestic net operating loss carryforwards that will reduce future taxable income. The federal and state tax effected net operating loss was approximately $44.6 million and $9.7 million respectively. The net operating loss for federal income tax purposes will expire in 2029 through 2030. The state net operating loss carryforwards will expire in 2013 through 2030. Additionally, the Company has charitable contribution carryforwards that begin to expire in 2012.

Uncertain tax positions

Effective February 4, 2007, the Company adopted new accounting guidance related to uncertain tax positions and recognized a $4.7 million increase in its reserve for uncertain tax positions. The charge was recorded as a reduction to retained earnings. The Company classifies reserved for uncertain tax positions as non-current income tax liabilities unless expected to be resolved in one year. Upon adoption, the Company elected to classify interest on uncertain tax positions in interest expense, interest income from income tax refunds in other interest income, and penalties in selling, general and administrative expenses.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Balance, beginning of year	$38,520	$37,908	41,545
Increases related to prior year tax positions	7,666	3,704	—
Decreases related to prior year tax positions	(1,946)	(2,243)	(3,293)
Increases related to current year tax positions	293	1,597	711
Decreases related to settlements with taxing authorities	(7,979)	(2,166)	(761)
Decreases related to lapsing of statute of limitations	(1,524)	(280)	(294)

Balance, end of year	$35,030	$38,520	$37,908

The Company had gross unrecognized tax benefits of approximately $35.0 million, $38.5 million and $37.9 million as of January 30, 2010, January 31, 2009 and February 2, 2008, respectively, of which $25.7 million, $33.5 million and $37.9 million, respectively, if recognized, would impact the effective tax rate. As of January 30, 2010, January 31, 2009 and February 2, 2008, the total amount of accrued tax-related interest and penalties included in other liabilities was as follows: tax-related interest of $20.0 million, $20.0 million and $17.7 million, respectively; and penalties of $2.6 million, $4.4 million and $3.4 million, respectively.

During 2009, 2008 and 2007, the amount of tax-related interest accrued was $1.9 million, $2.3 million and $4.0 million, respectively. In 2009, 2008 and 2007, the amount of tax-related penalties recorded as expense (benefit) was ($1.6) million, $1.0 million and $0.3 million, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters for years through 2005. The tax years ended February 3, 2007 through January 31, 2009 are currently under U.S. federal examination. Currently, tax years beginning in 1993 remain open to examination and are examined by various state and foreign taxing jurisdictions. Except as described in Note 20, Subsequent Events, the outcome of these matters cannot currently be reasonably determined. The Company believes adequate provision has been made for any potential unfavorable financial impact.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment and Geographic Information

The Company has two separately-managed and reported business segments which reflects how its chief operating decision-maker reviews the results of the operations that comprise the consolidated entity. The Company reports its operations in two reportable segments as follows:

•	Stores — derives revenues from the sale of women’s apparel, accessories and shoes through its Talbots specialty retail and outlet stores in the United States and Canada, and

•	Direct Marketing — derives revenues from the sale of women’s apparel, accessories and shoes through its catalog and Internet operations (online at www.talbots.com). Approximately 19 distinct catalog mailings are conducted per year.

The Company evaluates the operating performance of its segments based on a direct profit measure which is calculated as net sales less cost of goods sold and direct expenses, such as payroll, occupancy and other direct costs.

Indirect expenses are not allocated on a segment basis, therefore, no measure of segment income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots charge card operations, certain general warehousing costs, depreciation related to corporate held assets, and corporate-wide restructuring charges.

Assets, with the exception of goodwill and trademarks, are not allocated between segments. Therefore, no measure of segment assets is available.

The following is certain segment information for 2009, 2008 and 2007:

	Year Ended January 30, 2010
	Stores	Direct Marketing	Total
	(In thousands)

Net sales	$1,027,887	$207,745	$1,235,632
Direct profit	81,219	40,559	121,778
Depreciation and amortization	61,855	3,303	65,158

	Year Ended January 31, 2009
	Stores	Direct Marketing	Total
	(In thousands)

Net sales	$1,261,536	$233,634	$1,495,170
Direct profit	65,866	24,689	90,555
Depreciation and amortization	70,957	983	71,940

	Year Ended February 2, 2008
	Stores	Direct Marketing	Total
	(In thousands)

Net sales	$1,445,406	$262,709	$1,708,115
Direct profit	154,499	43,329	197,828
Depreciation and amortization	74,300	1,036	75,336

Indirect expenses include depreciation and amortization of $9.1 million, $12.6 million and $13.6 million in 2009, 2008 and 2007, respectively.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of direct profit to (loss) income from continuing operations for 2009, 2008 and 2007:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Direct profit for reportable segments	$121,778	$90,555	$197,828
Less: Indirect expenses	122,252	188,944	162,624
Merger costs	8,216	—	—

Operating (loss) income	(8,690)	(98,389)	35,204
Interest expense-net	28,123	20,290	34,111

(Loss) income before taxes	(36,813)	(118,679)	1,093
Income tax (benefit) expense	(11,505)	20,842	1,050

(Loss) income from continuing operations	$(25,308)	$(139,521)	$43

The Company has no single customer who accounts for greater than 10% of the Company’s consolidated net sales.

The following is certain geographical information as of and for the years ended January 30, 2010, January 31, 2009 and February 2, 2008:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Net sales:
United States	$1,200,973	$1,449,399	$1,653,576
Canada	34,659	45,771	54,539

Total	$1,235,632	$1,495,170	$1,708,115

Long-lived assets:
United States	$218,167	$274,962
Canada	2,237	2,401

Total	$220,404	$277,363

15.	Benefit Plans

Pension Plan

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering substantially all Talbots brand and shared service salaried and hourly employees in the U.S. hired on or before December 31, 2007. Eligible employees were enrolled in the Pension Plan after one year of service (with at least 1,000 hours worked) and reaching age 21. Benefits for eligible employees vest over five years. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. In February 2009, the Company announced its decision to discontinue future benefits being earned under the Pension Plan effective May 1, 2009, and accordingly, participant benefit accruals and additional years of credited service ceased as of May 1, 2009. Hours of service will continue to be taken into account for purposes of vesting and eligibility for early retirement benefits under the Pension Plan.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Executive Retirement Plans

The Company has two unfunded, non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots brand key executives impacted by Internal Revenue Code limits on benefits, and certain current and former key executives who defer compensation into the Company’s Deferred Compensation Plan. In February 2009, the Company announced its decision to discontinue future benefits being earned under the SERP effective May 1, 2009. Under the Chief Executive Officer’s original employment agreement entered into upon her 2007 hiring, the CEO has a contractual right to an equivalent replacement benefit in the event of a material reduction or termination of the SERP. Due to the decision to discontinue future benefits being earned under the SERP, the Company paid $1.2 million to the CEO during 2009 to satisfy its contractual obligation.

Postretirement Medical Plans

Retirees are eligible for certain limited postretirement health care benefits (“Postretirement Medical Plan”) if they have met certain service and minimum age requirements. Under the Postretirement Plan, participants pay an amount which is less than the current actuarial cost to the Company. However, the amounts charged to the participants are being gradually increased such that, by 2011, participants will be charged an amount that fully offsets the actuarial projected liability.

Three current and former executive officers of the Company participate in a separate executive postretirement medical plan (“Executive Postretirement Medical Plan”). Under the Executive Postretirement Medical Plan, the participants and their eligible dependents are not required to pay deductible or co-pay amounts or contribute toward insurance premiums. Each of the participants and their spouses will continue to be covered under this plan upon retirement for life.

The Postretirement Medical Plan and the Executive Postretirement Medical Plan are collectively referred to as the “Postretirement Medical Plans.” The benefit costs under these plans are accrued during the years in which the employees provide service. The plans are not funded.

Plan Remeasurements

Prior to fiscal 2008, the benefit plans were valued annually as of December 31st. In accordance with new accounting guidance in 2008, the measurement date was changed to the Company’s fiscal year end effective January 31, 2009. Accordingly, the benefit plans were remeasured as of January 31, 2009, resulting in a charge of $0.9 million to retained deficit in 2008.

As a result of the decision in February 2009 to discontinue future benefits being earned under the Pension Plan and the SERP effective May 1, 2009, the assets and liabilities under these plans were remeasured as of February 28, 2009. The remeasurement resulted in a decrease to other liabilities of $25.4 million and $2.0 million for the Pension Plan and SERP, respectively, in 2009 and an increase to other comprehensive income of $15.2 million and $1.2 million, net of tax, respectively.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the benefit obligations and assets of the plans as of January 30, 2010 and January 31, 2009:

					Postretirement
	Pension Plan		SERP		Medical Plans
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009	2010	2009
	(In thousands)

Change in benefit obligations:
Projected benefit obligations at beginning of year	$161,398	$146,691	$19,179	$20,122	$1,235	$1,231
Service cost	—	9,494	—	398	—	1
Interest cost	9,009	9,636	1,165	1,270	74	70
Actuarial loss (gain)	14,725	3,103	3,415	(335)	64	46
Curtailment	(25,359)	(5,905)	(2,035)	(709)	—	—
Benefits paid	(4,016)	(3,215)	(1,661)	(1,709)	(116)	(114)
Adoption of January 31, 2009 measurement date	—	1,594	—	142	—	1

Projected benefit obligations at end of year	$155,757	$161,398	$20,063	$19,179	$1,257	$1,235

Changes in assets:
Fair value at beginning of year	$73,070	$110,150	$—	$—	$—	$—
Actual return (loss) on plan assets	24,063	(45,379)	—	—	—	—
Employer contributions	4,116	11,514	1,661	1,709	116	114
Benefits paid	(4,016)	(3,215)	(1,661)	(1,709)	(116)	(114)

Fair value at end of year	$97,233	$73,070	$—	$—	$—	$—

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of January 30, 2010 and January 31, 2009:

					Postretirement
	Pension Plan		SERP		Medical Plans
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009	2010	2009
	(In thousands)

Funded status:
Projected benefit obligations in excess of plan assets	$58,524	$88,329	$20,063	$19,179	$1,257	$1,235

Net amounts recognized in the consolidated balance sheet:	$58,524	$88,329	$20,063	$19,179	$1,257	$1,235

Net amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities (current)	$—	$—	$1,450	$1,300	$33	$55
Other liabilities (non-current)	58,524	88,329	18,613	17,879	1,224	1,180

Net amounts recognized in the consolidated balance sheets	$58,524	$88,329	$20,063	$19,179	$1,257	$1,235

Net amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$50,233	$67,123	$1,234	$123	$114	$408
Prior service cost (credit)	—	78	—	13	(632)	(1,809)

Net amounts recognized in accumulated other comprehensive loss (income)	$50,233	$67,201	$1,234	$136	$(518)	$(1,401)

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plan and SERP as of January 30, 2010 and January 31, 2009:

	Pension Plan		SERP
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
	(In thousands)

Projected benefit obligation	$155,757	$161,398	$20,063	$19,179
Accumulated benefit obligation	$155,757	$136,059	$20,063	$18,017
Fair value of plan assets	$97,233	$73,070	$—	$—

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension expense for the Pension Plan are as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Service expense-benefits earned during the period	$—	$9,494	$9,742
Interest expense on projected benefit obligation	9,009	9,636	8,615
Expected return on plan assets	(7,474)	(10,263)	(9,331)
Curtailment loss	124	17	—
Prior service cost net amortization	5	69	69
Net amortization and deferral	978	1,254	2,726

Net pension expense	$2,642	$10,207	$11,821

The components of net SERP expense are as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Service expense-benefits earned during the period	$—	$398	$478
Interest expense on projected benefit obligation	1,165	1,270	1,140
Curtailment (gain) loss	(451)	15	—
Prior service cost net amortization	2	26	901
Net amortization and deferral	—	21	59

Net SERP expense	$716	$1,730	$2,578

The components of net postretirement medical expense are as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Service expense-benefits earned during the period	$—	$1	$2
Interest expense on accumulated postretirement benefit obligation	74	70	82
Curtailment gain	(442)	—	—
Prior service cost net amortization	(1,519)	(1,696)	(1,696)
Net amortization and deferral	555	633	606

Net postretirement medical credit	$(1,332)	$(992)	$(1,006)

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components recognized in other comprehensive (income) loss are as follows:

					Postretirement
	Pension Plan		SERP		Medical Plans
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009	2010	2009
	(In thousands)

Net (gain) loss	$(16,890)	$52,291	$1,111	$(1,047)	$(294)	$(622)
Prior service (credit) cost	(78)	(55)	(13)	(26)	1,177	1,838

Total recognized in other comprehensive (income) loss	(16,968)	52,236	1,098	(1,073)	883	1,216
Total expense (credit)	2,642	10,207	716	1,730	(1,332)	(992)

Total recognized in net periodic (benefit) cost and other comprehensive (income) loss	$(14,326)	$62,443	$1,814	$657	$(449)	$224

The Company makes various assumptions and estimates to calculate its retirement plan obligations and related expense. The Company estimates the total benefit ultimately payable to plan participants and allocates the costs to the periods in which services are expected to be rendered. The Company reviews its actuarial assumptions annually based upon currently available information.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key assumptions used in calculating the projected benefit obligations and plan expense were as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Pension Plan:
Discount rate	6.75%	6.50%	6.00%
Discount rate used to determine projected benefit obligation at end of year	6.00%	6.50%	6.50%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%
Rate of future compensation increases	N/A	4.00%	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	N/A	4.00%	4.00%
SERP:
Discount rate	6.75%	7.00%	6.00%
Discount rate used to determine projected benefit obligation at end of year	5.50%	6.50%	6.25%
Rate of future compensation increases	N/A	4.00%	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	N/A	4.00%	4.00%
Postretirement Medical Plans:
Discount rate	6.50%	6.25%	6.00%
Discount rate used to determine projected benefit obligation at end of year	5.50%	6.50%	6.25%
Initial healthcare cost trend rate-projected benefit obligations	7.00%	9.00%	10.00%
Initial healthcare cost trend rate-periodic expense	8.00%	10.00%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

The assumed discount rate is based, in part, upon a discount rate modeling process that applies a methodology which matches the future benefit payment stream to a discount yield curve for the plan. The discount rate is principally used to calculate the actuarial present value of the Company’s obligation and expense for the period. To the extent the discount rate increases or decreases, the Company’s obligation and expense is decreased or increased accordingly.

The expected long-term rate of return on assets is the weighted average rate of earnings expected to be received on the funds invested or to be invested to satisfy the pension obligation. The expected long-term rate of return on assets is based on an analysis which considers actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the major classes of investments in which the Company invests (debt, equity, and foreign securities) for the period since the Pension Plan’s inception and for the longer commencing periods when the return data was first tracked, and expectations of future market returns from outside sources. To the extent the actual rate of return on assets is less than or more than the assumed rate, the annual pension expense is not immediately affected. Rather, the loss or gain adjusts future pension expense over approximately five years.

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rate of future compensation increases is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is principally used to estimate the pension obligation and annual pension expense. Due to the decision in February 2009 to discontinue future benefits being earned under the Pension Plan and SERP, the average rate of future compensation increases is no longer applicable.

The long-term strategic investment objectives of the Pension Plan include preserving the funded status of the plan and balancing risk and return. The Company does not allow the plan to invest in the common stock of the Company, AEON or other soft goods retailers. The Company periodically evaluates its asset allocation.

Information regarding allocation of Pension Plan assets is as follows:

	Target	January 30, 2010		January 31, 2009
	Allocation	Amount	Percent	Amount	Percent
	(In thousands)

Equity securites, including foreign securities of $10,892 and $5,967 at January 30, 2010 and January 31, 2009, respectively	70%	$68,344	70%	$55,445	76%
Debt securities	30%	27,105	28%	13,992	19%
Cash and money market investments		1,784	2%	3,633	5%

Total		$97,233	100%	$73,070	100%

As of January 30, 2010, the fair value of the Pension Plan assets was $97.2 million. The plan’s investments were classified as 48% Level 1, 52% Level 2 and 0% Level 3 based on inputs used to determine their fair value. There were no fair value measurements classified as Level 3 at January 31, 2009, therefore, there are no changes in Level 3 measurements in 2009.

Expected benefit payments under the benefit plans are as follows at January 30, 2010:

	Pension		Postretirement
	Plan	SERP	Medical Plans
	(In thousands)

Expected benefit payments:
2010	$3,915	$1,447	$34
2011	4,926	1,461	—
2012	4,739	1,550	—
2013	5,214	1,569	—
2014	5,790	1,606	—
2015 to 2019	37,712	8,021	—

When required to fund the Pension Plan, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. Based upon current available information, the Company is required to contribute approximately $4.6 million to the Pension Plan in 2010. During 2009 and 2008, the Company made required contributions of $4.1 million and $11.5 million, respectively. No voluntary contributions were made in 2009 or 2008, and the Company does not expect to make a voluntary contribution in 2010.

In 2010, the Company expects to contribute $1.4 million and $0.0 million to the SERP and the Postretirement Medical Plans, respectively.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts that will be amortized from accumulated other comprehensive (income) loss to net period expense in 2010 are as follows:

	Pension		Postretirement
	Plan	SERP	Medical Plans
	(In thousands)

Net actuarial loss	$418	$—	$400
Prior service cost	$—	$—	$(1,520)

The Company has a qualified defined contribution 401(k) plan which covers substantially all Talbots employees. Eligible employees may elect to invest, at their discretion, up to 50% of their total investment in the Company’s common stock. In 2009, the Company discontinued its contributions to the 401(k) and nonqualified defined contribution plans indefinitely as part of a cost savings initiative effective February 2009. The Company resumed contributions to the 401(k), matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation, effective January 2010. In 2008 and 2007, the Company made matching contributions of 50% of an employee’s contribution up to a maximum of 6% of the participant’s compensation. Company contributions to the 401(k) plan totaled $0.3 million, $4.2 million and $3.7 million in 2009, 2008 and 2007, respectively.

16.	Commitments and Contingencies

Commitments

The following table summarizes the Company’s contractual commitments as of January 30, 2010:

Contractual
Obligations	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)

Operating leases:
Real estate	$641,312	$130,018	$123,804	$104,663	$86,486	$67,541	$128,800
Equipment	8,131	3,997	2,233	1,784	117	—	—
Merchandise purchases	206,263	206,263	—	—	—	—	—
Construction contracts	857	857	—	—	—	—	—
Other contractual commitments	6,493	6,229	233	26	5	—	—

Total	$863,056	$347,364	$126,270	$106,473	$86,608	$67,541	$128,800

Operating Leases — The Company conducts the major part of its operations in leased premises with lease terms expiring at various dates through fiscal 2023. Most store leases provide for base rentals plus contingent rentals which are a function of sales volume and also provide that the Company pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Most store leases also provide renewal options and contain rent escalation clauses. The Company also leases store computer and other corporate equipment with lease terms generally ranging between three and five years.

Included in the schedule above are two executed leases relating to Talbots stores not yet opened at January 30, 2010. The schedule also includes the remaining lease payments for eight Talbots Kids and Mens stores, the Quincy facility and the former J. Jill stores not purchased by the Purchaser for which the Company has not reached lease settlements, whose terms expire at various dates through fiscal 2016.

Rent expense during 2009, 2008 and 2007 was $126.0 million, $127.7 million and $121.8 million, respectively. This includes $2.0 million, $2.1 million and $1.8 million, respectively, of percentage rent and contingent rental expense and $0.6 million, $0.2 million and $0.2 million, respectively, of sublease rental income. As of January 30, 2010, the

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company expects to receive rental income under existing noncancelable subleases of $0.5 million in 2010, $0.5 million in 2011, $0.5 million in 2012, $0.4 million in 2013, $0.4 million in 2014 and $1.2 million thereafter.

Merchandise Purchases — The Company generally makes purchase commitments up to six to nine months in advance of its selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor.

Construction Contracts — The Company enters into contracts to facilitate the build-out and renovation of its stores.

Other Contractual Commitments — The Company routinely enters into contracts with vendors for products and services in the normal course of operation, including contracts for insurance, maintenance on equipment, services and advertising. These contracts vary in their terms but generally carry 30-day to three-year terms.

Guarantees

As described in Note 4, Discontinued Operations, under the terms of the Purchase Agreement, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser as part of the transaction and a sublease through December 2014 of approximately 63,943 square feet of space at the Company’s 126,869 square foot leased office facility in Quincy, Massachusetts. In connection with closing the Company’s U.K. stores in 2008, three store leases were assigned to a local retailer who assumed the primary lease obligations. The Company remains secondarily liable as a guarantor in the event the local retailer does not fulfill its lease obligations. The Company has accrued a guarantee liability for the estimated exposure related to these guarantees.

At January 30, 2010, the future aggregate lease payments for which the Company remains contingently obligated, as transferor or sublessor, total $143.3 million extending to various dates in fiscal 2020. The table above excludes these contingent liabilities.

Legal Proceedings

On January 12, 2010, a Talbots common shareholder filed a putative class and derivative action captioned Campbell v. The Talbots, Inc., et al., C.A. No. 5199-VCS, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against the Company, the Company’s board of directors; AEON (U.S.A.), Inc.; BPW Acquisition Corp. (“BPW”); Perella Weinberg Partners LP, a financial advisor to the audit committee of the Board of Directors of the Company and an affiliate of Perella Weinberg Partners Acquisition LP, one of the sponsors of BPW; and the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW. Among other things, the complaint asserts claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of certain sections of the Delaware General Corporation Law and Talbots’ bylaws in connection with the negotiation and approval of the merger agreement between Talbots and BPW. The complaint sought injunctive, declaratory and monetary relief, including an order to enjoin the consummation of the merger and related transaction. On March 6, 2010, a Stipulation (the “Stipulation”) entered into by the Company, the Company’s board of directors; AEON (U.S.A.), Inc.; BPW, Perella Weinberg Partners LP, the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW and John C. Campbell (“Plaintiff”) was filed in the Chancery Court with respect this action. Pursuant to the Stipulation, Plaintiff withdrew its motion for a preliminary injunction to enjoin consummation of the merger and related transactions between the Company and BPW. In exchange, the Company agreed to implement and maintain certain corporate governance measures, subject to the terms and conditions specified in the Stipulation. The Stipulation did not constitute dismissal, settlement or withdrawal of Plaintiff’s claims in the litigation and there is no assurance the parties will finally settle and discharge such claims. Defendants have moved to dismiss the complaint and intend to continue to defend against the claims vigorously. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Loss Per Share

As described in Note 3, Summary of Significant Accounting Policies, effective February 1, 2009, the Company adopted new accounting guidance regarding the calculation and reporting of (loss) income per share when nonvested restricted stock and RSUs are participating securities as a result of their right to participate in dividends prior to vesting. The new guidance has been applied retrospectively to prior periods.

The calculation of loss per share under the two-class method and changes to the previously reported basic and diluted loss per share in 2008 and 2007 are as follows:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except per share data)

Continuing operations:
Basic loss per share:
(Loss) income	$(25,308)	$(139,521)	$43
Dividends paid to participating securities	—	(850)	(673)

Loss associated with common stockholders	$(25,308)	$(140,371)	$(630)

Weighted average shares outstanding	53,797	53,436	53,006
Basic loss per share — as currently reported	$(0.47)	$(2.63)	$(0.01)
— as previously reported		$(2.61)	$—
Diluted:
(Loss) income	$(25,308)	$(139,521)	$43
Dividends paid to participating securities	—	(850)	(673)

Loss associated with common stockholders	$(25,308)	$(140,371)	$(630)

Weighted average shares outstanding	53,797	53,436	53,006
Diluted loss per share — as currently reported	$(0.47)	$(2.63)	$(0.01)
— as previously reported		$(2.61)	$—
Net loss:
Basic:
Net loss	$(29,412)	$(555,659)	$(188,841)
Dividends paid to participating securities	—	(850)	(673)

Loss associated with common stockholders	$(29,412)	$(556,509)	$(189,514)

Weighted average shares outstanding	53,797	53,436	53,006
Basic loss per share — as currently reported	$(0.55)	$(10.41)	$(3.58)
— as previously reported		$(10.40)	$(3.56)
Diluted:
Net loss	$(29,412)	$(555,659)	$(188,841)
Dividends paid to participating securities	—	(850)	(673)

Loss associated with common stockholders	$(29,412)	$(556,509)	$(189,514)

Weighted average shares outstanding	53,797	53,436	53,006
Diluted loss per share — as currently reported	$(0.55)	$(10.41)	$(3.58)
— as previously reported		$(10.40)	$(3.56)

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of diluted loss per share excludes outstanding stock options of 10.4 million, 9.4 million and 9.5 million in 2009, 2008 and 2007, respectively, since the effect of including these securities would have been antidilutive.

18.	Fair Value Measurements

As discussed in Note 3, Summary of Significant Accounting Policies, the Company uses a three-tier valuation hierarchy to measure fair value.

The Company’s financial instruments at January 30, 2010 consist primarily of cash and cash equivalents, accounts receivable, investments in the Rabbi Trust, pension plan assets, accounts payable and long-term debt. The Company believes the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair values due to their short-term nature. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 Measurements), and the Trust’s investments in life insurance policies are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value mesurement. See Note 15, Benefit Plans, for information regarding the fair value of the Company’s pension plan assets.

We monitor our store portfolio to identify stores that are underperforming and close stores when appropriate. When we determine that a store is underperforming or is to be closed, we reassess the expected future cash flows of the store, which in some cases results in an impairment charge.

The following table summarizes the non-financial assets for the year ended January 30, 2010 that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition:

		Fair Value Measurements Using
	Net	Quoted Prices	Significant
	Carrying	in Active	Other	Significant	Total Losses
	Value at	Markets for	Observable	Unobservable	Year Ended
	January 30,	Identical Assets	Inputs	Inputs	January 30,
	2010	(Level 1)	(Level 2)	(Level 3)	2010
	(In thousands)

Long-lived assets held and used	$2,493	$—	$—	$2,493	$1,351
	—	—	—	—	—

Total	$2,493	$—	$—	$2,493	$1,351

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Unaudited Quarterly Results

Unaudited quarterly financial information for 2009 and 2008 is set forth below.

	Fiscal 2009 Quarter Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010
	(In thousands)

Net sales	$306,175	$304,641	$308,891	$315,925
Gross profit	95,019	84,402	123,300	111,633
(Loss) income from continuing operations	(18,818)	(20,481)	15,464	(1,473)
(Loss) income from discontinued operations, net of tax	(4,752)	(4,004)	(911)	5,563

Net (loss) income	$(23,570)	$(24,485)	$14,553	$4,090

Basic (loss) income per share:
Continuing operations	$(0.35)	$(0.38)	$0.29	$(0.03)
Discontinued operations	(0.09)	(0.07)	(0.02)	0.10

Net (loss) income	$(0.44)	$(0.45)	$0.27	$0.07

Diluted (loss) income per share:
Continuing operations	$(0.35)	$(0.38)	$0.28	$(0.03)
Discontinued operations	(0.09)	(0.07)	(0.02)	0.10

Net (loss) income	$(0.44)	$(0.45)	$0.26	$0.07

Weighted average shares outstanding:
Basic	53,621	53,827	53,856	53,884
Diluted	53,621	53,827	55,081	54,497
Market price data:
High	$4.57	$6.96	$11.80	$11.26
Low	$2.01	$2.05	$5.10	$6.61

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2008 Quarter Ended
	May 3,	August 2,	November 1,		January 31,
	2008	2008	2008		2009
	(In thousands)

Net sales	$414,774	$395,209	$357,275		$327,912
Gross profit	168,062	116,708	112,771		47,844
Income (loss) from continuing operations	18,506	(11,951)	(14,763)		(131,313	)(b)
Loss from discontinued operations, net of tax	(16,865)	(13,057)	(155,996	)(a)	(230,220	)(b)

Net income (loss)	$1,641	$(25,008)	$(170,759)		$(361,533)

Basic income (loss) per share:
Continuing operations	$0.35	$(0.22)	$(0.28)		$(2.45)
Discontinued operations	(0.32)	(0.25)	(2.92)		(4.30)

Net income (loss)	$0.03	$(0.47)	$(3.20)		$(6.75)

Diluted income (loss) per share:
Continuing operations	$0.35	$(0.22)	$(0.28)		$(2.45)
Discontinued operations	(0.32)	(0.25)	(2.92)		(4.30)

Net income (loss)	$0.03	$(0.47)	$(3.20)		$(6.75)

Weighted average shares outstanding:
Basic	53,302	53,442	53,489		53,512
Diluted	53,505	53,442	53,489		53,512
Cash dividends declared per share:	$0.13	$0.13	$0.13		$0.13
Market price data:
High	$14.11	$14.70	$15.48		$9.21
Low	$7.26	$7.08	$7.67		$1.19

(a)	In the third quarter of 2008, the Company recorded impairment charges related to J. Jill of $185.9 million, which are included in the loss from discontinued operations, net of tax.

(b)	In the fourth quarter of 2008, the Company recorded a valuation allowance of $61.0 million for substantially all of its net deferred tax assets and restructuring charges of $7.6 million, which are included in the loss from continuing operations. The Company also recorded an additional impairment charge related to J. Jill of $131.7 million and a valuation allowance of $129.4 million which are included in the loss from discontinued operations, net of tax.

20.	SUBSEQUENT EVENTS

Merger with BPW and Related Transactions

At a special meeting of BPW stockholders on February 24, 2010, the stockholders approved the merger proposal and the BPW Transactions were completed on April 7, 2010. Under the terms of the merger proposal, BPW was merged with and into a wholly-owned subsidiary of Talbots. Talbots was determined to be the accounting acquirer and the merger has been accounted for as an acquisition by Talbots as of April 7, 2010. The Company acquired BPW and entered into the BPW Transactions in order satisfy its maturing outstanding indebtedness to AEON and AEON (U.S.A.), and to substantially reduce the Company’s level of outstanding indebtedness and significantly deleverage its balance sheet.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BPW was a special purpose acquisition company, and as such, has no significant commercial operations. Its only significant pre-combination assets are cash and cash equivalents which are already recognized at fair value. No goodwill or intangible assets will arise through the accounting for this transaction. Talbots will record its shares of common stock and warrants issued in the merger at the fair value of BPW’s net monetary assets received as of April 7, 2010, estimated to be $333.1 million, as follows:

Amount
(In thousands)

Cash and cash equivalents	$112
Prepaid expenses	84
Investment in trust account	333,448

Total assets acquired at fair value	333,644
Less liabilities assumed:
Accounts payable and accrued liabilities	544

Net assets acquired	$333,100

In connection with the merger, the Company issued (i) 38.6 million shares of Talbots common stock in exchange for all outstanding shares of BPW common stock, (ii) 2.8 million shares of Talbots common stock in exchange for 28.8 million outstanding BPW warrants and (iii) 17.2 million Talbots warrants in exchange for 17.5 million outstanding BPW warrants. The Talbots warrants issued to the BPW warrantholders are immediately exercisable at $14.85 per share, have a stated term of five years from completion of the merger, and beginning after one year from the date of issuance, are subject to accelerated expiration under certain conditions. As of the closing date of the BPW Transactions, 3.5 million BPW warrants remained outstanding and are exercisable for 0.9853 shares of Talbots common stock at an exercise price of $7.50 per share.

In connection with the consummation and closing of the BPW Transactions, the Company repaid all outstanding AEON and AEON (U.S.A.) indebtedness on April 7, 2010 at its principal value plus accrued interest and other costs for total cash consideration of $488.2 million, and repurchased and retired 29.9 million shares of Talbots common stock owned by AEON (U.S.A.) by issuing warrants to AEON (U.S.A.) to purchase one million shares of Talbots common stock. The one million warrants issued to AEON (U.S.A.) are immediately exercisable at $13.47 per share, the closing market price of Talbots common stock on April 7, 2010, have a stated term of five years from completion of the merger, and beginning after one year from the date of issuance, are subject to accelerated expiration under certain conditions.

Since the debt extinguishment transaction was between related parties, the Company recorded no gain or loss on the extinguishment and the difference between the reacquisition price and the net carrying value of the debt, consisting of $1.6 million of unamortized deferred financing costs, was recorded as a capital transaction by a charge to additional paid-in capital. As a result of the BPW Transactions, the Company will become subject to annual limitations on the use of its existing net operating losses (“NOL”) and create an uncertain tax position that may reduce a portion of the Company’s NOL. The computation of the annual limitation and uncertain tax position has not been finalized. Based on the Company’s current estimates, there will be an increase in unrecognized tax benefits of approximately $20.0 million that will result in a reduction in net deferred tax assets before consideration of any valuation allowance.

Immediately following the closing of the BPW Transactions, stockholders’ equity was increased by approximately $330.0 million, before our acquisition costs, and outstanding borrowings decreased by $361.5 million.

In connection with the merger, the Company executed a new senior secured revolving credit agreement with a third-party lender which provides borrowing capacity up to $200 million, subject to availability and satisfaction of all borrowing conditions. The Credit Facility is an asset-based revolving credit facility that permits the Company to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, eligible inventory in the United States and eligible in-transit inventory from international vendors (subject to certain caps and limitations), as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carry interest, at the Company’s election, at either (a) the three-month LIBOR plus 4.00% to 4.50% depending on availability thresholds or (b) the base rate plus 3.00% to 3.50%. The agreement matures in October 2013, subject to earlier termination as set forth in the agreement. All outstanding amounts, including principal and related accrued interest, are due on the maturity date.

All obligations are secured by (i) a first priority perfected lien and security interest in substantially all of the Company’s assets and any guarantor from time to time and (ii) a first lien mortgage on the Company’s Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. The Credit Facility contains certain restrictive covenants but does not contain financial covenants separate from the borrowing base computation. The Credit Facility contains negative covenants prohibiting the Company and its subsidiaries, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions, and disposing of property or assets. Borrowings under this Credit Facility will be classified as a current liability as the Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and the existence of a subjective acceleration clause. Such provisions do not affect the final maturity date of the Credit Facility. On the closing date, the Company borrowed $125.0 million under the Credit Facility.

The Company estimates transaction costs and expenses in connection with the BPW Transactions of approximately $47.7 million. Of the total transaction costs and expenses, approximately $8.2 million was expensed as merger costs in 2009. Approximately $30.0 million of merger costs and related charges are estimated to be expensed in 2010 and 2011. Approximately $7.5 million of the transaction costs and expenses relate to the new senior secured revolving credit facility and were recorded as deferred financing costs which will be amortized to interest expense over the 3.5-year life of the facility. Approximately $2.0 million of the transaction costs and expenses relate to the registration and issuance of the common stock and warrants which were charged to additional paid-in capital.

A detail of the merger costs incurred in 2009 is as follows:

Amount
(In thousands)

Merger costs:
Investment banking	$4,941
Accounting and legal	2,598
Other costs	677

Total merger costs	$8,216

The following unaudited pro-forma summary financial information presents the operating results of the combined company assuming the merger and related events, including the BPW Transactions, had been completed on February 3, 2008, the beginning of Talbots fiscal year ended January 31, 2009. The estimated future transaction costs are not reflected in the following pro forma information in accordance with the rules for preparation of pro forma statement of operations data.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended		Year Ended
	January 30, 2010		January 31, 2009
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share amounts)

Net sales	$1,235,632	$1,235,632	$1,495,170	$1,495,170
Operating loss	(8,690)	(10,370)	(98,389)	(98,858)
Loss from continuing operations	(25,308)	(8,133)	(139,521)	(132,523)
Loss from continuing operations per share:
Basic	$(0.47)	$(0.12)	$(2.63)	$(2.05)
Diluted	$(0.47)	$(0.12)	$(2.63)	$(2.05)
Weighted average shares outstanding:
Basic	53,797	65,344	53,436	64,983
Diluted	53,797	65,344	53,436	64,983