Form 10-Q
period 2010-05-01
TALBOTS INC
filed 2010-06-08
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010
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
The number of shares outstanding of the registrant’s common stock as of June 2, 2010: 70,182,812 shares.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Statements of Operations for the Thirteen Weeks Ended May 1, 2010 and May 2, 2009	2

Condensed Consolidated Balance Sheets as of May 1, 2010, January 30, 2010 and May 2, 2009	3

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 1, 2010 and May 2, 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures.	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

Signatures	32
EX-4.1
EX-4.4
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-31.1
EX-31.2
EX-32.1

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts in thousands except per share data

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	$320,661	$306,175

Costs and expenses
Cost of sales, buying and occupancy	180,845	211,156
Selling, general and administrative	108,139	110,823
Merger-related costs	23,813	—
Restructuring charges	4,959	6,396
Impairment of store assets	6	19

Operating income (loss)	2,899	(22,219)

Interest
Interest expense	8,435	7,355
Interest income	21	183

Interest expense, net	8,414	7,172

Loss before taxes	(5,515)	(29,391)

Income tax expense (benefit)	1,581	(10,573)

Loss from continuing operations	(7,096)	(18,818)

Income (loss) from discontinued operations, net of taxes	2,728	(4,752)

Net loss	$(4,368)	$(23,570)

Basic (loss) income per share:
Continuing operations	$(0.12)	$(0.35)
Discontinued operations	0.04	(0.09)

Net loss	$(0.08)	$(0.44)

Diluted (loss) income per share:
Continuing operations	$(0.12)	$(0.35)
Discontinued operations	0.04	(0.09)

Net loss	$(0.08)	$(0.44)

Weighted average shares outstanding:

Basic	57,873	53,621

Diluted	57,873	53,621

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Amounts in thousands

	May 1,	January 30,	May 2,
	2010	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$14,675	$112,775	$39,158
Customer accounts receivable, net	184,611	163,587	186,555
Merchandise inventories	156,661	142,696	190,749
Deferred catalog costs	5,164	6,685	4,588
Prepaid and other current assets	48,302	48,139	50,392
Due from related party	—	959	407
Income tax refundable	—	2,006	26,646
Assets held for sale	—	—	110,919

Total current assets	409,413	476,847	609,414
Property and equipment, net	205,413	220,404	265,492
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Other assets	20,280	17,170	13,584

Total Assets	$746,503	$825,818	$999,887

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$77,012	$104,118	$136,551
Accrued liabilities	146,163	148,177	152,611
Revolving credit facility	94,144	—	—
Current portion of related party debt	—	486,494	—
Notes payable to banks	—	—	156,500
Current portion of long-term debt	—	—	88,211
Liabilities held for sale	—	—	104,398

Total current liabilities	317,319	738,789	638,271
Related party debt less current portion	—	—	250,000
Long-term debt less current portion	—	—	20,000
Deferred rent under lease commitments	109,968	111,137	117,142
Deferred income taxes	28,456	28,456	28,456
Other liabilities	131,155	133,072	130,872
Commitments and contingencies
Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 200,000,000 authorized; 96,808,534 shares, 81,473,215 shares, and 81,442,215 shares issued, respectively, and 70,157,603 shares, 55,000,142 shares, and 55,338,420 shares outstanding, respectively	968	815	814
Additional paid-in capital	850,187	499,457	493,746
Retained deficit	(53,058)	(48,690)	(42,848)
Accumulated other comprehensive loss	(50,755)	(51,179)	(50,775)
Treasury stock, at cost; 26,650,931 shares, 26,473,073 shares, and 26,103,795 shares, respectively	(587,737)	(586,039)	(585,791)

Total stockholders’ equity (deficit)	159,605	(185,636)	(184,854)

Total Liabilities and Stockholders’ Equity (Deficit)	$746,503	$825,818	$999,887

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in thousands

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,368)	$(23,570)
Income (loss) from discontinued operations, net of tax	2,728	(4,752)

Loss from continuing operations	(7,096)	(18,818)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	16,143	19,214
Stock-based compensation	4,152	766
Amortization of debt issuance costs	1,563	891
Impairment of store assets	6	19
Deferred rent	(387)	(290)
Deferred income taxes	—	(10,760)
Excess tax benefit from options exercised and stock units vested	(189)	—
Changes in assets and liabilities:
Customer accounts receivable	(20,956)	(17,115)
Merchandise inventories	(13,764)	16,004
Deferred catalog costs	1,521	206
Prepaid and other current assets	(806)	(14,677)
Due from related party	959	(31)
Income tax refundable	2,006	—
Accounts payable	(26,532)	14,913
Accrued liabilities	161	215
Other assets	830	2,166
Other liabilities	(2,050)	(6,456)

Net cash used in operating activities	(44,439)	(13,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,417)	(7,876)
Cash acquired in merger with BPW Acquisition Corp.	332,999	—

Net cash provided by (used in) investing activities	331,582	(7,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	260,000	—
Payments on revolving credit facility	(165,856)	—
Proceeds from related party borrowings	—	230,000
Payments on related party borrowings	(486,494)	—
Proceeds from working capital notes payable	—	8,000
Payments on long-term borrowings	—	(200,140)
Payment of debt issuance costs	(5,755)	(85)
Payment of equity issuance costs	(1,482)	—
Proceeds from warrants exercised	19,042	—
Proceeds from options exercised	200	—
Excess tax benefit from options exercised and stock units vested	189	—
Purchase of treasury stock	(1,698)	(308)

Net cash (used in) provided by financing activities	(381,854)	37,467

EFFECT OF EXCHANGE RATE CHANGES ON CASH	246	179

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(3,622)	9,668
Investing activities	—	(375)
Effect of exchange rate changes on cash	(13)	8

	(3,635)	9,301

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(98,100)	25,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,775	16,551
INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	(2,921)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,675	$38,948

Supplemental Non-Cash Disclosures:
Net assets of BPW Acquisition Corp. acquired in exchange for issuance of common stock and warrants (See Note 3)	$332,999	$—

Debt issuance costs included in accounts payable and accrued expenses	1,363	—

Equity issuance costs included in accounts payable and accrued expenses	2,518	—

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The condensed consolidated financial statements of The Talbots, Inc. and its subsidiaries (“Talbots” or the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
The unaudited condensed consolidated financial statements include the accounts of Talbots and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
2. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Recent Accounting Pronouncements
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that are expected to have a material impact on results of operations, financial condition, or cash flows, based on current information.
3. Merger with BPW Acquisition Corp. and Related Transactions
On April 7, 2010, the Company completed a series of transactions (collectively, the “BPW Transactions”) which, in the aggregate, substantially reduced its indebtedness and significantly deleveraged its balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company merged with and into BPW in exchange for the Company’s issuance of Talbots common stock and warrants to BPW stockholders; (ii) the repurchase and retirement of all Talbots common stock held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), the Company’s then majority shareholder; the issuance of warrants to purchase one million shares of Talbots common stock and the repayment of all of the Company’s outstanding AEON Co., Ltd. (“AEON”) and AEON (U.S.A.) debt; and (iii) the execution of a new senior secured revolving credit facility.
BPW was a special purpose acquisition company with approximately $350.0 million in cash held in a trust account for the benefit of its shareholders to be used in connection with a business combination. Accordingly, the Company concluded that BPW was a business and acquisition accounting applied. The acquisition method of accounting requires the determination of the accounting acquirer. The Company considered the following facts and circumstances to determine the accounting acquirer:
•	the purpose of the merger was to assist the Company with the refinancing of its business and Talbots initiated the transaction;

•	the Company is the larger of the two combining entities and is the remaining operating company;

•	Talbots continuing Board of Directors continue to hold a majority of the seats on the combined Company’s Board of Directors;

•	BPW has no appointment rights after the initial consent to appoint three additional Board members;

•	the Company’s existing senior management team has continued as senior management of the combined Company; and

•	the terms of the exchange provided BPW shareholders with a premium over the market price of BPW shares of common stock prior to the announcement of the merger.
Based on the above facts and other considerations, the Company determined that Talbots was the accounting acquirer.
BPW had no significant commercial operations and its only significant pre-combination assets were cash and cash equivalents which were already recognized at fair value. The Company recorded the shares of common stock and warrants issued in the merger at the fair value of BPW’s net monetary assets received on April 7, 2010. The net monetary assets received in the transaction, consisting solely of cash and cash equivalents, was $333.0 million, after payment of all prior BPW obligations. No goodwill or intangible assets were recorded in the transaction.
In connection with the merger, the Company issued 41.4 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the warrant exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Additionally, in connection with merger, the Company repurchased and retired the 29.9 million shares held by AEON (U.S.A.), the former majority shareholder, in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”). The following summarizes the changes to stockholders’ equity including the impact of the BPW Transactions at May 1, 2010:

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In thousands except share data)	Shares	$ Amount	Capital	Deficit	Loss	Stock	(Deficit) Equity
Balance at January 30, 2010	81,473,215	$815	$499,457	$(48,690)	$(51,179)	$(586,039)	$(185,636)

Merger and related BPW Transactions:
Issuance of common stock and warrants in merger with BPW	41,469,003	415	332,584	—	—	—	332,999
Issuance of warrants to repurchase and retire common stock held by AEON (U.S.A.)	(29,921,829)	(299)	299	—	—	—	—
Equity issuance costs	—	—	(4,000)	—	—	—	(4,000)
Extinguishment of related party debt	—	—	(1,699)	—	—	—	(1,699)

Total merger-related	11,547,174	116	327,184	—	—	—	327,300

Exercise of Non-Tendered Warrants	2,538,946	25	19,017	—	—		19,042
Exercise of stock options	20,599	—	200	—	—	—	200
Stock-based compensation	1,228,600	12	4,140	—	—	—	4,152
Purchase of 177,858 shares of vested and nonvested common stock awards	—	—	—	—	—	(1,698)	(1,698)
Excess tax benefit from options exercised	—	—	189	—	—	—	189
Net loss	—	—	—	(4,368)	—	—	(4,368)
Translation adjustment	—	—	—	—	592		592
Change in pension and postretirement liabilities, net of tax	—	—	—	—	(168)	—	(168)

Balance at May 1, 2010	96,808,534	$968	$850,187	$(53,058)	$(50,755)	$(587,737)	$159,605

The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on NYSE AMEX in April 2010. Approximately 17.2 million Talbots Warrants were outstanding at May 1, 2010.
The Non-Tendered Warrants will be exercisable at $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.6 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at May 1, 2010 are not exercisable for one year from the effective date of the proxy statement, do not have anti-dilution rights and expire February 26, 2015.
The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. One million AEON Warrants were outstanding at May 1, 2010.
With the consummation and closing of the BPW merger, the Company repaid all outstanding AEON and AEON (U.S.A.) indebtedness on April 7, 2010 at its principal value plus accrued interest and other costs for total cash consideration of $488.2 million. As the AEON and AEON (U.S.A.) debt extinguishment transaction was between related parties, the difference between the carrying value and the repayment price was recorded as an equity transaction. Accordingly, the Company recorded no gain or loss on the extinguishment and the difference between the repayment price and the net carrying value, consisting of $1.7 million of unamortized deferred financing costs, was recorded to additional paid-in capital.
Further in connection with the consummation and closing of the BPW merger, the Company executed a new senior secured revolving credit agreement with a third-party lender which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions. See Note 11, Debt, for further information including key terms of this credit agreement.
As a result of the BPW Transactions, the Company became subject to annual limitations on the use of its existing net operating losses (“NOL”) and created an uncertain tax position that reduced a substantial portion of the Company’s NOL. Accordingly, the Company recorded an increase in unrecognized tax benefits of approximately $20.0 million that will reduce net deferred tax assets before consideration of any valuation allowance.
Merger-related costs are those expenses incurred in order to effect the merger, including advisory, legal, accounting, valuation, and other professional or consulting fees as well as certain general and administrative costs incurred by the Company as a direct result of the closing of the merger, including an incentive award given to certain executives and members of management contingent upon the successful closing of the BPW merger. The incentive portion of merger-related costs was awarded in restricted stock units and cash for efforts related to the closing of the BPW merger. The cash bonus awarded was paid in the first quarter of 2010. The restricted stock units awarded will cliff vest 12 months from the completion of the BPW merger. Other costs primarily include printing and mailing expenses related to proxy solicitation and incremental insurance expenses related to the transaction. The Company estimates total merger-related costs of approximately $36.7 million, of which $8.2 million and $23.8 million were expensed in fiscal 2009 and the first quarter of 2010, respectively. Approximately $4.7 million of merger-related costs are estimated to be incurred. Approximately $8.0 million of costs incurred in connection with the new senior secured revolving credit facility were recorded as deferred financing costs and included in other assets on the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility. Approximately $4.0 million of costs incurred in connection with the registration and issuance of the common stock and warrants were charged to additional paid-in capital.

A detail of the merger-related costs recorded in the thirteen weeks ended May 1, 2010 is as follows:

Amount
(In thousands)
Investment banking	$14,255
Accounting and legal	4,981
Financing incentive compensation	3,218
Other costs	1,359

Total	$23,813

The following pro forma summary financial information presents the operating results of the combined company assuming the merger and related events, including the repurchase of common stock held by AEON (U.S.A.) and repayment of all outstanding indebtedness owed to AEON and the execution of the new senior secured revolving credit agreement, had been completed on February 1, 2009, the beginning of Talbots fiscal year ended January 30, 2010. The estimated transaction costs are not reflected in the pro forma information in accordance with the rules for preparation of pro forma statement of operations data.

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 1, 2010		May 2, 2009
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)
Net sales	$320,661	$320,661	$306,175	$306,175
Operating income (loss)	2,899	(3,973)	(22,219)	(22,436)
Loss from continuing operations	(7,096)	(8,708)	(18,818)	(14,764)
Loss from continuing operations per share:
Basic	$(0.12)	$(0.13)	$(0.35)	$(0.23)
Diluted	$(0.12)	$(0.13)	$(0.35)	$(0.23)
Weighted average shares outstanding:
Basic	57,873	66,248	53,621	65,168
Diluted	57,873	66,248	53,621	65,168
Based on the nature of the BPW entity, there was no revenue or earnings associated with BPW included in the consolidated statement of operations for the thirteen weeks ended May 1, 2010.
4. Restructuring
In late 2007, management developed a strategic business plan focused on the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill business and other operating matters. In response to declines in the U.S. and global economy in late 2008 and 2009, management prioritized its strategy on those areas which would reduce costs and streamline the organization, while continuing to redefine the brand and product improvements. The actions taken during 2009 and 2010 included reducing headcount and employee benefit costs, shuttering or disposing of non-core businesses, and reducing office and retail space when determined to no longer coincide with the vision of the brand or the needs of the business, among other steps. Specifically, in February 2009, the Company reduced its corporate headcount by 17%. In June 2009, the Company reduced its corporate headcount by an additional 20% including the elimination of open positions. In August 2009, the Company reorganized its global sourcing activities and entered into a buying agency agreement with an affiliate of Li & Fung Limited, a Hong Kong-based global consumer goods exporter (“Li & Fung”), whereby effective September 2009, Li & Fung is acting as the exclusive global apparel sourcing agent for substantially all Talbots apparel. In connection with this reorganization, the Company closed its Hong Kong and India sourcing offices and reduced its corporate sourcing headcount. In March 2010, the Company focused its restructuring efforts on programs designed to reduce retail space no longer coinciding with the needs of the business and the purpose of certain flagship locations to the business.

In the thirteen weeks ended May 1, 2010, the Company recorded $5.0 million of restructuring expense primarily related to the consolidation of the Company’s Madison Avenue, New York flagship location in which the Company reduced active leased floor space and wrote down certain assets and leasehold improvements no longer necessary to support the redesigned lay-out. In the thirteen weeks ended May 2, 2009, the Company recorded $6.4 million of restructuring expense primarily related to headcount reductions.
The following is a summary of the activity and liability balances related to restructuring for the first quarters of 2010 and 2009.

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 30, 2010	$3,089	$784	$3,873
Charges	934	4,025	4,959
Cash payments	(1,873)	(250)	(2,123)
Non-cash items	—	(44)	(44)

Balance at May 1, 2010	$2,150	$4,515	$6,665

	Corporate - Wide
	Strategic Initiatives
		Non-Cash
	Severance	Charges (Income)	Total
	(In thousands)
Balance at January 31, 2009	$10,882	$—	$10,882
Charges (income)	7,064	(668)	6,396
Cash payments	(5,641)	—	(5,641)
Non-cash items	—	668	668

Balance at May 2, 2009	$12,305	$—	$12,305

The non-cash items primarily consist of the write-off of certain leasehold improvements, lease adjustments and changes to stock-based compensation expense related to terminated employees. Of the $6.7 million in restructuring liabilities at May 1, 2010, $6.1 million, expected to be paid within the next twelve months, is included in accrued liabilities and the remaining $0.6 million, expected to be paid thereafter through 2012, is included in other liabilities.

5. Stock-Based Compensation
Total stock-based compensation expense related to stock options, nonvested stock awards and restricted stock units (“RSUs”) was $4.2 million and $0.8 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The compensation expense was classified in the consolidated statements of operations as follows:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands)
Cost of sales, buying and occupancy	$139	$159
Selling, general and administrative	3,135	1,272
Merger-related costs	878	—
Restructuring charges	—	(668)

Total	$4,152	$763

Stock Options
The weighted-average fair value of options granted during the thirteen weeks ended May 1, 2010 and May 2, 2009, estimated as of the grant date using the Black-Scholes option pricing model, was $10.40 and $1.56 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Risk-free interest rate	3.1%	2.0%
Expected life of options	6.8 years	4.8 years
Expected volatility of underlying stock	79.7%	83.6%
Expected dividend yield	0.0%	0.0%
The following is a summary of stock option activity for the thirteen weeks ended May 1, 2010.

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value
				(In thousands)
Outstanding at January 31, 2010	10,402,019	$24.06
Granted	92,385	14.26
Exercised	(20,599)	9.72
Forfeited or expired	(2,097,051)	19.44

Outstanding at May 1, 2010	8,376,754	$25.14	3.7	$24,540

Exercisable at May 1, 2010	6,886,175	$29.27	2.6	$8,407

As of May 1, 2010 there was $2.6 million of unrecognized compensation cost related to stock options that are expected to vest.

Nonvested Stock Awards and RSUs
The following is a summary of nonvested stock awards and RSU activity for the thirteen weeks ended May 1, 2010.

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Nonvested at January 31, 2010	1,330,890	$12.62
Granted	1,648,301	11.54
Vested	(400,622)	16.68
Forfeited	(43,804)	11.93

Nonvested at May 1, 2010	2,534,765	$11.29

As of May 1, 2010, there was $14.2 million of unrecognized compensation cost related to nonvested stock awards and RSUs that are expected to vest, excluding merger-related awards.
6. Income Taxes
The Company’s effective income tax rate was (28.7%) and 36.0% for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. The negative effective tax rate for the first quarter of 2010 is primarily due to significant merger-related costs incurred during the quarter which are not tax deductible. In the thirteen weeks ended May 1, 2010, the Company recorded merger-related costs of $23.8 million, the majority of which do not receive any associated tax benefit. Income taxes for the first quarter of 2009 were primarily impacted by the intraperiod tax allocation arising from other comprehensive income recognized from the remeasurement of the Company’s Pension Plan and Supplemental Executive Retirement Plan obligations due to the Company’s decision to freeze future benefits under the plans effective as of May 1, 2009. The Company continues to provide a full valuation allowance against its net deferred tax assets due to insufficient positive evidence that the deferred tax assets will be realized in the future.
The BPW Transactions subject the utilization of the Company’s net operating loss carry-over to a limitation under U.S. tax laws. In addition, as a result of the closing of the BPW Transactions in April 2010, the Company’s gross unrecognized tax benefit increased by $20.0 million. This increase results in a reduction to net deferred tax assets before consideration of any valuation allowance.
7. Discontinued Operations
The Company’s discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business which was sold to Jill Acquisition LLC (the “Purchaser”) for net proceeds of $64.3 million on July 2, 2009. The operating results of these businesses have been classified as discontinued operations for all periods presented.

The results of discontinued operations for the thirteen weeks ended May 1, 2010 and May 2, 2009 are as follows:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands)
Net sales	$—	$103,487

Loss from operations	(95)	(4,752)
Adjustment to gain (loss) on disposal, including income tax benefit of $0.2 million	2,823	—

Income (loss) from discontinued operations, net of tax	$2,728	$(4,752)

The loss from operations includes on-going liability adjustments related to the Talbots Kids, Mens and U.K. businesses and, for the thirteen weeks ended May 2, 2009, the operating results of the J. Jill business prior to disposal. The results for the thirteen weeks ended May 2, 2009 reflect no income tax benefit as the Company recorded a valuation allowance for substantially all of its deferred taxes due to insufficient positive evidence that the deferred tax assets would be realized in the future.
The adjustment to the gain (loss) on disposal for the thirteen weeks ended May 1, 2010 includes approximately $1.7 million of favorable adjustments to estimated lease liabilities, primarily due to the settlement of four J. Jill store leases during the first quarter of 2010, approximately $0.9 million of favorable adjustments to other assets and income tax benefit of $0.2 million representing the incremental effect of tax benefits realized from adjustments to the disposal obligations of the J. Jill business.
Pursuant to the purchase and sale agreement, the Purchaser agreed to assume certain assets and liabilities relating to the J. Jill business. The 75 J. Jill stores that were not sold were closed. As of May 1, 2010, the Company had settled the lease liabilities of 73 of the 75 stores not acquired by the Purchaser. Lease termination costs were initially estimated and recorded at the time the stores were closed, or existing space vacated, and are adjusted subsequently, as necessary, when new information suggests that actual costs may vary from initial estimates. Income and loss recorded in the periods subsequent to disposal are due to working capital adjustments and modifications to the estimated lease liabilities relating to the stores that were not sold and the Quincy, Massachusetts office space that is not being subleased or used. Total cash expenditures to settle the lease liabilities for the remaining two unsold stores will depend on the outcome of negotiations with third parties. As a result, actual costs to terminate these leases may vary from current estimates and management’s assumptions and projections may change.
At January 30, 2010, the Company had remaining lease-related liabilities from discontinued operations of $16.7 million. During the first quarter of 2010, the Company made cash payments of approximately $4.3 million and recorded other income due to favorable settlements of estimated lease liabilities of $1.7 million, resulting in a total estimated liability of $10.7 million as of May 1, 2010. Of these liabilities, approximately $4.2 million is expected to be paid out within the next 12 months and is included within accrued liabilities as of May 1, 2010.
8. Loss Per Share
Basic loss per share is computed by dividing loss associated with common stockholders by the weighted average number of common shares outstanding. For the thirteen weeks ended May 1, 2010 and May 2, 2009, weighted average shares used in computing basic and diluted loss per share were 57.9 million and 53.6 million, respectively. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Participating securities have the effect of diluting both basic and diluted income per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. For the thirteen weeks ended May 1, 2010 and May 2, 2009, 2.4 million and 1.7 million participating securities were excluded from the per share calculations as these securities are not obligated to participate in losses of the Company. Diluted income per share is computed after giving consideration to the dilutive effect of outstanding warrants, stock options and restricted stock units that are outstanding during the period, except where such non-participating securities would be antidilutive.

The computation of diluted loss per share for the thirteen weeks ended May 1, 2010 and May 2, 2009 excludes the following non-participating securities as the effect of including these securities would have been antidilutive:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Warrants	19,152,354	—
Stock options	8,376,754	10,746,024

Total	27,529,108	10,746,024

9. Comprehensive Loss
The following illustrates the Company’s total comprehensive loss for the thirteen weeks ended May 1, 2010 and May 2, 2009:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands)
Net loss	$(4,368)	$(23,570)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $0.0 million and $0.1 million, respectively	592	150
Change in pension and postretirement plan liabilities, net of tax expense of $0.0 million and $10.8 million, respectively	(168)	16,155

Total comprehensive loss	$(3,944)	$(7,265)

10. Fair Value Measurements
The Company measures fair value based on a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company’s financial instruments at May 1, 2010 consist primarily of cash and cash equivalents, accounts receivable, investments in the Company’s irrevocable grantor’s trust (“Rabbi Trust”) that holds assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan, accounts payable and debt. The Company believes the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair values due to their short-term nature. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 measurements) and are not significant to the total value of the Rabbi Trust. The investments in life insurance policies held in the Rabbi Trust are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value measurement. The Company believes that the carrying value of the debt approximates fair value at May 1, 2010 as the interest rates are market-based variable rates and were designated less than one month prior to quarter-end when the debt agreement was executed.

The Company monitors its store portfolio to identify stores that are underperforming and closes stores when appropriate. When it is determined that a store is underperforming or is to be closed, the Company reassesses the expected future cash flows of the store, which in some cases results in an impairment charge. The value of non-financial assets measured at fair value on a non-recurring basis in performing these analyses was not significant for the quarters ended May 1, 2010 and May 2, 2009.
11. Debt
A summary of outstanding debt is as follows:

	May 1,	January 30,
	2010	2010
	(In thousands)
Revolving Credit Facility	$94,144	$—
Related Party Debt	—	486,494

Total	$94,144	$486,494

Revolving Credit Facility
On April 7, 2010, in connection with the consummation and closing of the merger with BPW, the Company executed a senior secured revolving credit facility with a third-party lender (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility, including a $25.0 million letter of credit sub-facility, that permits the Company to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carry interest, at the Company’s election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds. Interest on borrowings is payable monthly in arrears. The Company pays a fee on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with the formulas set forth in the agreement. As of May 1, 2010, the Company’s effective interest rate under the Credit Facility was 4.8%, and the Company had additional borrowing availability of up to $98.7 million.
Under the Credit Facility, amounts are borrowed and repaid on a daily basis through a control account arrangement. Cash received from customers is swept on a daily basis into a control account in the name of the agent for the lenders. The Company is permitted to maintain a certain amount of cash in disbursement accounts, including such amounts necessary to satisfy current liabilities incurred in the ordinary course of business. Amounts may be borrowed and re-borrowed from time to time, subject to the satisfaction or waiver of all borrowing conditions, including without limitation perfected liens on collateral, accuracy of all representations and warranties, the absence of a default or an event of default, and other borrowing conditions, all subject to certain exclusions as set forth in the agreement.
The agreement matures on October 7, 2013, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at the Company’s option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. The Company is required to make mandatory repayments in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that its outstanding indebtedness under the Credit Facility exceeds its maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment, the Company will reimburse the lenders for costs associated with early termination of any currency hedging arrangements related to such loan. Amounts voluntarily repaid prior to the maturity date may be re-borrowed.
The Company and certain of its subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Credit Facility are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations are secured by (i) a first priority perfected lien and security interest in substantially all assets of the Company and any guarantor from time to time and (ii) a first lien mortgage on the Company’s Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. In connection with the lenders’ security interest in the proprietary Talbots charge card program, Talbots and certain of its subsidiaries have also executed an access and monitoring agreement that requires the company to comply with certain monitoring and reporting obligations to the agent with respect to such program, subject to applicable law.
The Company may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting the Company, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement. The agreement does not contain any financial covenant tests.
The Credit Facility is the Company’s only outstanding financing agreement at May 1, 2010. Of the $125.0 million borrowed under the Credit Facility at its inception, approximately $94.1 million was outstanding at May 1, 2010. Borrowings under this Credit Facility have been classified as a current liability as the Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and contains a subjective acceleration clause. Such provisions do not affect the final maturity date of the Credit Facility. The Company had no outstanding letters of credit under the associated sub-facility at May 1, 2010.
The Company incurred approximately $8.0 million of costs in connection with the execution of the Credit Facility which were recorded as deferred financing costs in other assets on the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility.
Related Party Debt
The Company’s related party debt as of January 30, 2010 was comprised of the following:
•	$245.0 million outstanding on a $250.0 million secured revolving loan facility with AEON;

•	$191.5 million outstanding on a $200.0 million term loan facility with AEON; and

•	$50.0 million outstanding on a $50.0 million term loan with AEON (U.S.A.).
In connection with the consummation and closing of the merger with BPW and the execution of the Credit Facility, the Company repaid all outstanding related party indebtedness on April 7, 2010. Since the debt extinguishment was between related parties, the Company recorded no gain or loss on the extinguishment and the difference between the reacquisition price and the net carrying value of the debt, consisting of $1.7 million of unamortized deferred financing costs, was recorded as a capital transaction by a charge to additional paid-in capital.
Letters of Credit
At May 1, 2010, the Company had letter of credit availability of up to $25.0 million under a letter of credit sub-facility to its Credit Facility, subject to borrowing capacity restrictions described therein. The Company had no letters of credit outstanding at May 1, 2010 under the sub-facility to its Credit Facility or at January 30, 2010 under the Company’s prior credit facilities.
12. Benefit Plans
In February 2009, the Company announced its decision to discontinue future benefits being earned under its non-contributory defined benefit pension plan (“Pension Plan”) and Supplemental Executive Retirement Plan (“SERP”) effective May 1, 2009. As a result of the decision, the assets and liabilities under the plans were remeasured as of February 28, 2009. The remeasurement resulted in a decrease to other liabilities of $25.4 million and $2.0 million for the Pension Plan and SERP, respectively, and an increase to other comprehensive income of $15.2 million and $1.2 million, net of tax, for the Pension Plan and SERP, respectively.

The components of net pension expense for the Pension Plan are as follows:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands)
Interest expense on projected benefit obligation	$2,307	$2,206
Expected return on plan assets	(2,406)	(1,914)
Curtailment loss	—	124
Prior service cost net amortization	—	2
Net amortization and deferral	105	232

Net pension expense	$6	$650

The components of net SERP expense (credit) are as follows:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands)
Interest expense on projected benefit obligation	$266	$291
Curtailment gain	—	(393)
Net amortization and deferral	7	—

Net SERP expense (credit)	$273	$(102)

The components of net postretirement medical expense (credit) are as follows:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands)
Interest expense on accumulated postretirement benefit obligation	$18	$2
Curtailment gain	—	(442)
Prior service cost amortization	(380)	(375)
Net amortization and deferral	131	110

Net postretirement medical credit	$(231)	$(705)

The Company was required to make contributions to the Pension Plan of $1.0 million and $1.9 million during the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The Company expects to make required contributions of $3.6 million to the Pension Plan during the remainder of 2010. The Company did not make any voluntary contributions to the Pension Plan during the thirteen weeks ended May 1, 2010 and May 2, 2009.
13. Contingencies
On January 12, 2010, a Talbots common shareholder filed a putative class and derivative action captioned Campbell v. The Talbots, Inc., et al., C.A. No. 5199-VCS, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against Talbots; Talbots’ board of directors; AEON (U.S.A.), Inc.; BPW Acquisition Corp. (“BPW”); Perella Weinberg Partners LP, a financial advisor to the audit committee of the Board of Directors of the Company and an affiliate of Perella Weinberg Partners Acquisition LP, one of the sponsors of BPW; and the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW. Among other things, the complaint asserts claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of certain sections of the Delaware General Corporation Law (“DGCL”) and Talbots’ by-laws in connection with the negotiation and approval of the merger agreement between Talbots and BPW. For additional information concerning this proceeding, please see Item 3, Legal Proceedings of the Company’s 2009 Annual Report on Form 10-K.
14. Segment Information
The Company has two separately managed and reported business segments — Stores and Direct Marketing. There have been no changes in the basis of segmentation or the measurement of segment profit from the information reported in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
The following is certain segment information for the thirteen weeks ended May 1, 2010 and May 2, 2009.

	Thirteen Weeks Ended
	May 1, 2010			May 2, 2009
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
	(In thousands)
Net sales	$257,573	$63,088	$320,661	$256,364	$49,811	$306,175
Direct profit	51,463	19,808	$71,271	16,017	4,167	$20,184
The following reconciles direct profit to loss from continuing operations for the thirteen weeks ended May 1, 2010 and May 2, 2009. Indirect expenses include unallocated corporate overhead and related expenses.

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands)
Direct profit for reportable segments	$71,271	$20,184
Less: Indirect expenses	39,600	36,007
Merger-related costs	23,813	—
Restructuring charges	4,959	6,396

Operating income (loss)	2,899	(22,219)
Interest expense, net	8,414	7,172

Loss before taxes	(5,515)	(29,391)
Income tax expense (benefit)	1,581	(10,573)

Loss from continuing operations	$(7,096)	$(18,818)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Talbots, Inc. (“we”, “us”, “our”, “Talbots” or the “Company”) is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand. The Talbots brand vision is “Tradition Transformed” and focuses on honoring the classic heritage of our brand while emphasizing a relevant and innovative approach to style that is both modern and timeless. As of May 1, 2010, we operated 559 stores in the United States, 20 stores in Canada, an online store at www.talbots.com, and a catalog business. We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended May 1, 2010 and May 2, 2009 are referred to as the first quarter of 2010 and 2009, respectively. Unless the context indicates otherwise, all references herein to the Company, we, us and our, include the Company and its wholly-owned subsidiaries.
Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Recent Developments
On April 7, 2010, we completed a series of transactions (collectively, the “BPW Transactions”) which, in the aggregate, substantially reduced our indebtedness and significantly deleveraged our balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company merged with and into BPW in exchange for the Company’s issuance of Talbots common stock and warrants to BPW stockholders; (ii) the repurchase and retirement of all Talbots common stock held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), our then majority shareholder, totaling 29.9 million shares; the issuance of warrants to purchase one million shares of Talbots common stock and the repayment of all of our outstanding debt with AEON Co., Ltd. (“AEON”) and AEON (U.S.A.) at its principal value plus accrued interest and other costs for total cash consideration of $488.2 million; and (iii) the execution of a third party senior secured revolving credit facility which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions.
As of April 7, 2010, as a result of these transactions, we reduced our outstanding debt by approximately $361.5 million and increased stockholders’ equity by approximately $327.3 million. We continued to improve our financial position during the remainder of the quarter, reducing debt by an additional $30.9 million during the quarter and ending the quarter with a positive equity balance and positive net working capital. We believe the completion of these transactions significantly strengthened our balance sheet.
Results of Continuing Operations
The results of the first quarter of 2010 reflect continued improvement in our operating performance. Highlights from the results of our first quarter of 2010 include:
•	Increased net sales 4.7% on a year-over-year basis, including a 26.7% increase in direct marketing sales;

•	Improved gross profit margins to 43.6% from 31.0% in the comparable period of the prior year;

•	Achieved operating income of $2.9 million, while recording $23.8 million in merger-related costs and reinstating operational performance-based and certain other employee compensation programs with additional first quarter of 2010 expense of $12.4 million in cost of sales, buying and occupancy and selling, general and administrative expenses, compared to an operating loss of $22.2 million in the comparable quarter of the prior year;

•	Reduced total outstanding debt by $392.4 million in the first quarter of 2010; and

•	Improved net working capital to a positive balance as of May 1, 2010.

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales, buying and occupancy	56.4%	69.0%
Selling, general and administrative	33.7%	36.2%
Merger-related costs	7.4%	0.0%
Restructuring charges	1.6%	2.1%
Impairment of store assets	0.0%	0.0%
Operating income (loss)	0.9%	(7.3)%
Interest expense, net	2.6%	2.3%
Loss before taxes	(1.7)%	(9.6)%
Income tax expense (benefit)	0.5%	(3.5)%
Loss from continuing operations	(2.2)%	(6.1)%
Net Sales
The following is a comparison of net sales for the thirteen weeks ended May 1, 2010 and May 2, 2009.

	Thirteen Weeks Ended
	May 1,	May 2,	Increase
	2010	2009	$	%
	(In millions)		(In millions)
Net store sales	$257.6	$256.4	$1.2	0.5%
Net direct marketing sales	63.1	49.8	13.3	26.7%

Total	$320.7	$306.2	$14.5	4.7%

Store Sales
Reflected in Talbots store sales was a $5.5 million, or 2.4%, increase in comparable store sales for the first quarter of 2010 compared to the first quarter of 2009, due to continued improvement in full-price selling. This improvement is primarily owed to our commitment to improving our product, managing with lean inventory while improving our flow of merchandise, optimizing our markdowns and presenting our customer with a stronger mix of full-price to markdown merchandise. Comparable stores are those that are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15%, the store is excluded from the computation of comparable store sales for a period of 13 full months.
Sales metrics for comparable stores for the first quarter of 2010 were as follows: customer traffic, while sequentially stable, decreased 11.3% year-over-year, yet the rate of converting traffic to transactions increased 6.1%, contributing to a 5.9% decrease in the number of transactions per store. Additionally units per transaction were up 3.4% which, combined with a 5.3% increase in average unit retail, contributed to an 8.9% increase in dollars per transaction. Our sales metrics have continued to improve through the first quarter of 2010 sustaining turnaround trends that began in the third quarter of 2009.
As of May 1, 2010, we operated a total of 579 stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively; a decrease in gross and selling square footage of approximately 1.2% from May 2, 2009 when we operated a total of 586 stores.

Direct Marketing Sales
We experienced a 26.7% increase in direct marketing sales and the percentage of our net sales derived from direct marketing increased to 19.7% in the first quarter of 2010 from 16.3% in the first quarter of 2009. The increase in direct marketing as a percent of total net sales this quarter is largely correlated to improved red-line phone sales, the timing of our “Best Customer” event and the timing of the release of our May catalog. We have improved the ease of ordering from red-line phones, which are direct lines in our stores to our telemarketing center, as part of our newly launched store productivity program, sales from which increased $6.7 million period over period. Additionally in the first quarter of 2010, we shifted the timing of our “Best Customer” event and shifted the timing of the release of our May catalog. As a result of these timing adjustments, approximately $5.5 million in net sales were recorded in the first quarter of 2010 which had comparable sales captured in the second quarter of the prior year. Overall, our direct marketing sales reflect a 14% increase in unit sales volume and have also benefited from the delivery of a stronger mix of full-price merchandise and better fulfillment.
Internet sales in the first quarter of 2010 were $40.0 million compared to $32.1 million in the first quarter of 2009. This improvement is primarily due to a period-over-period increase in the average order size on our new Internet platform, launched in August 2009, coupled with changing trends in consumer purchasing behavior.
Cost of Sales, Buying and Occupancy
The following is a comparison of cost of sales, buying and occupancy expenses for the thirteen weeks ended May 1, 2010 and May 2, 2009.

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009	Decrease
	(In millions)
Cost of sales, buying and occupancy	$180.8	$211.2	$(30.4)
Percentage of net sales	56.4%	69.0%	(12.6)%
While net sales increased $14.5 million, cost of sales, buying and occupancy expenses decreased $30.4 million compared to the same quarter of the prior year. Improvements in cost of sales, buying and occupancy, coupled with increases in net sales driven by improved full-price selling, resulted in a 1,260 basis point improvement in gross profit margin to 43.6% from 31.0% year-over-year. The improvement in gross profit margin was primarily driven by gains in pure merchandise margin, which was up 1,070 basis points as a result of changes to our sourcing practices with our initial mark-up rate (“IMU”) improving 430 basis points year-over-year, strong full-price selling and disciplined inventory management. Occupancy expenses as a percent of net sales also improved 170 basis points, as a result of a reduction in the number of leased store locations and negotiated rent reductions. Buying expenses as a percent of net sales improved 20 basis points as we gained leverage on increased sales.
Selling, General and Administrative
The following is a comparison of selling, general and administrative expenses for the thirteen weeks ended May 1, 2010 and May 2, 2009.

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009	Decrease
	(In millions)
Selling, general and administrative	$108.1	$110.8	$(2.7)
Percentage of net sales	33.7%	36.2%	(2.5)%
In early 2009, we established a goal of reducing annual expenses by $150.0 million by the end of fiscal 2010 by streamlining our organization and identifying cost savings in our day-to-day operations. Approximately 80% of this reduction was expected to be within selling, general and administrative expenses. By the end of fiscal 2009, we had reduced expenses by $119.9 million, substantially achieving our two-year goal in one year. In the first quarter of 2010, we were able to reinstate operational performance-based and certain other employee compensation programs that were suspended in the prior year under this program, recording related incremental compensation expense of $10.5 million as compared to the first quarter of the prior year, while continuing to generate a 250 basis point improvement in selling, general and administrative expenses as a percentage of net sales year-over-year. If net sales and gross profit margin continue to improve, we would expect to continue to re-invest in the business, particularly in the area of marketing, while seeking to manage to a stable selling, general and administrative expense as a percent of net sales rate.
Merger-Related Costs
In the first quarter of 2010, we incurred $23.8 million of merger-related costs in connection with our acquisition of BPW. These costs primarily consist of investment banking, professional services fees and an incentive award given to certain executives and members of senior management as a result of the closing of this transaction. Approximately $4.7 million of additional merger-related costs are expected to be incurred.
Restructuring Charges
The following is a comparison of restructuring charges for the thirteen weeks ended May 1, 2010 and May 2, 2009.

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009	Decrease
	(In millions)
Restructuring charges	$5.0	$6.4	$(1.4)
Percentage of net sales	1.6%	2.1%	(0.5)%
The restructuring charges incurred in the first quarter of 2010 primarily relate to the consolidation of our Madison Avenue flagship location wherein we reduced active leased floor space and wrote down certain assets and leasehold improvements no longer necessary to support the redesigned lay-out. Restructuring charges incurred in the first quarter of 2009 primarily relate to severance costs due to corporate headcount reductions.
Impairment of Store Assets
Impairment of store assets was insignificant in the first quarters of 2010 and 2009. We closely monitor our store portfolio to identify stores that are underperforming. When we determine that a store is underperforming or is to be closed, we reassess the expected future cash flows of the store, which in some cases can result in an impairment charge.
Goodwill and Other Intangible Assets
Our policy is to evaluate goodwill and trademarks for impairment on an annual basis at the reporting unit level on the first day of each fiscal year, and more frequently, if events occur or circumstances change which suggest that the goodwill or trademarks should be evaluated. We performed our annual impairment tests for fiscal 2010 and fiscal 2009 as of January 31, 2010 and February 1, 2009, respectively, using a combination of an income approach and market value approach. These tests contemplate our operating results and financial position, forecasted operating results, industry trends, market uncertainty and comparable industry multiples. As a result of these analyses, we determined that no impairment of our goodwill or trademarks existed.

Interest Expense, net
The following is a comparison of net interest expense for the thirteen weeks ended May 1, 2010 and May 2, 2009.

	Thirteen Weeks Ended
	May 1,	May 2,	Increase
	2010	2009	(Decrease)
	(In millions)
Interest expense, net	$8.4	$7.2	$1.2
Weighted average debt outstanding	386.7	513.8	(127.1)
Weighted average interest rate on borrowings	6.2%	4.3%	1.9%
Net interest expense for the thirteen weeks ended May 1, 2010 increased from the same period in 2009 primarily due to the recording of approximately $1.4 million in fees associated with our related party debt, which was repaid in April 2010. We expect interest expense to decrease on a year-over-year comparative basis for the remainder of the year as a result of lower average debt outstanding.
Income Tax Expense (Benefit)
The following is a comparison of income tax expense (benefit) for the thirteen weeks ended May 1, 2010 and May 2, 2009.

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009	Increase
	(In millions)
Income tax expense (benefit)	$1.6	$(10.6)	$12.2
Our effective income tax rate was (28.7%) and 36.0% for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The negative effective tax rate for the first quarter of 2010 is primarily reflective of significant merger-related costs incurred during the quarter which are not tax deductible. Of the $23.8 million of merger-related costs recorded in the first quarter of 2010, the majority did not receive a tax benefit. The income tax benefit in the first quarter of 2009 resulted primarily from other comprehensive income recognized from the remeasurement of our Pension Plan and Supplemental Executive Retirement Plan obligations due to our decision to freeze future benefits under the plans effective as of May 1, 2009. We continue to provide a full valuation allowance against our net deferred tax assets.
Discontinued Operations
Our discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business, which was sold on July 2, 2009. The operating results of these businesses have been classified as discontinued operations for all periods presented.
On July 2, 2009, we completed the sale of the J. Jill business for net proceeds of $64.3 million, pursuant to which Jill Acquisition LLC (the “Purchaser”) agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business. The 75 J. Jill stores that were not sold were closed. Gains and losses recorded in the periods subsequent to the closing are due to working capital adjustments and modifications to the estimated lease liabilities relating to the stores that were not sold and the Quincy, Massachusetts office space that is not being subleased or used. As of May 1, 2010, we had settled the lease liabilities of 73 of the 75 stores not acquired by the Purchaser. Lease termination costs were initially estimated and recorded at the time the stores were closed, or existing space vacated, and are adjusted subsequently, as necessary, when new information suggests that actual costs may vary from initial estimates. Total cash expenditures to settle the lease liabilities for the remaining two unsold stores cannot yet be finally determined and will depend on the outcome of ongoing negotiations with third parties. As a result, actual costs to terminate these leases may vary from current estimates and management’s assumptions and projections may change.

The $2.7 million income from discontinued operations recorded in the first quarter of 2010 includes adjustments to the estimated lease liabilities and other assets and liabilities of the J. Jill, Talbots Kids and Mens businesses, primarily relating to the negotiated settlements of the four J. Jill locations which were finalized in the first quarter of 2010. The $4.8 million loss from discontinued operations recorded in the first quarter of 2009 reflects the losses incurred by the J. Jill business prior to ceasing operations in July 2009 as well as adjustments to estimated lease liabilities relating to the Talbots Kids and Mens businesses.
Liquidity and Capital Resources
We primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives and restructurings, and debt and interest payment requirements through cash generated by operations and existing credit facilities.
Merger with BPW and Related Financing Transactions
On April 7, 2010, we completed a series of transactions (collectively, the “BPW Transactions”) which, in the aggregate, substantially reduced our indebtedness and significantly deleveraged our balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company merged with and into BPW in exchange for the issuance of Talbots common stock and warrants to BPW stockholders; (ii) the repurchase and retirement of all Talbots common stock held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), our then majority shareholder; the issuance of warrants to purchase one million shares of Talbots common stock and the repayment of all of our outstanding AEON Co., Ltd. (“AEON”) and AEON (U.S.A.) debt; and (iii) the execution of new senior secured revolving credit facility.
In connection with the merger, we issued 41.4 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the warrant exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Additionally, in connection with merger, we repurchased and retired the 29.9 million shares held by AEON (U.S.A.), our former majority shareholder, in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”).
The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on NYSE AMEX in April 2010. Approximately 17.2 million Talbots Warrants were outstanding at May 1, 2010.
The Non-Tendered Warrants will be exercisable at $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.6 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at May 1, 2010 are not exercisable for one year from the effective date of the proxy statement, do not have anti-dilution rights, have been de-listed from AMEX concurrently with the merger and expire February 26, 2015.
The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. One million AEON Warrants were outstanding at May 1, 2010.
Further in connection with the consummation and closing of the BPW merger, we executed a new senior secured revolving credit agreement with a third-party lender (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permits us to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of reserves as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carry interest, at our election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5%, depending on certain availability thresholds. Interest on borrowings is payable monthly in arrears. We pay a fee on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the agreement. As of May 1, 2010, our effective interest rate was 4.8% and we had additional borrowing availability of up to $98.7 million.
Amounts are borrowed and repaid on a daily basis through a control account arrangement. Cash received from customers is swept on a daily basis into a control account in the name of the agent for the lenders. We are permitted to maintain a certain amount of cash in disbursement accounts, including such amounts necessary to satisfy our current liabilities incurred in the ordinary course of our business. Amounts may be borrowed and re-borrowed from time to time, subject to the satisfaction or waiver of all borrowing conditions, including without limitation perfected liens on collateral, accuracy of all representations and warranties, the absence of a default or an event of default, and other borrowing conditions, all subject to certain exclusions as set forth in the agreement.
The agreement matures on October 7, 2013, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at our option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. We are required to make mandatory repayments in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that our outstanding indebtedness under the Credit Facility exceeds our maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment, we will reimburse the lenders for costs associated with early termination of any currency hedging arrangements related to such loan. Amounts voluntarily repaid prior to the maturity date may be re-borrowed.
The Company and certain of our subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Credit Facility are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations are secured by (i) a first priority perfected lien and security interest in substantially all assets of the Company and any guarantor from time to time and (ii) a first lien mortgage on our Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. In connection with the lenders’ security interest in our proprietary Talbots charge card program, Talbots and certain of our subsidiaries have also executed an access and monitoring agreement that requires us to comply with certain monitoring and reporting obligations to the agent with respect to such program, subject to applicable law.
We may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting us, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement. The agreement does not contain any financial covenant tests.
The Credit Facility is our only outstanding financing agreement at May 1, 2010. Of the $125.0 million borrowed under the Credit Facility at its inception, approximately $94.1 million was outstanding at May 1, 2010. We had no outstanding letters of credit under the associated sub-facility at May 1, 2010.
Fiscal 2010 Outlook
We expect that our primary uses of cash in the next twelve months will be concentrated in funding operations and working capital needs; investing in capital expenditures with $38.6 million in capital expenditures projected for the remainder of fiscal 2010, primarily related to a program to reflect our store refresh and renovation program in retail locations in key markets; and seeking to continue to deleverage our consolidated balance sheet by repaying our outstanding obligation under the Credit Facility.
Our cash and cash equivalents were $14.7 million as of May 1, 2010. Based on our assumptions, our forecast and operating cash flow plan for 2010, our borrowing availability under the Credit Facility and improvements to the Company’s capital composition, we anticipate that the Company will have sufficient liquidity to finance anticipated working capital and other expected cash needs for at least the next twelve months. Our ability to meet our cash needs, obtain additional financing as needed and satisfy our operating and other non-operating costs will depend upon, among other factors, our prospects, future operating performance and creditworthiness as well as external economic conditions and the general liquidity of the credit markets.
Cash Flows
The following is a summary of cash flows from continuing operations for the thirteen weeks ended May 1, 2010 and May 2, 2009:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(44,439)	$(13,753)
Net cash provided by (used in) investing activities	331,582	(7,876)
Net cash (used in) provided by financing activities	(381,854)	37,467
Cash used in operating activities
Cash used in operating activities was $44.4 million during the thirteen weeks ended May 1, 2010 compared to net cash used in operating activities of $13.8 million during the thirteen weeks ended May 2, 2009. The increase in cash used of $30.6 million is primarily the result of the payment of merger-related costs of $23.8 million as well as changes in certain working capital items.
Cash provided by (used in) investing activities
Cash provided by investing activities was $331.6 million during the thirteen weeks ended May 1, 2010 compared to cash used in investing activities of $7.9 million during the thirteen weeks ended May 2, 2009, an increase of $339.5 million. The cash flows provided by investing activities in 2010 primarily reflect the $333.0 million of cash and cash equivalents acquired in the merger with BPW on April 7, 2010. See Recent Developments for further information regarding this transaction.
Cash flows used in investing activities relate solely to purchases of property and equipment in both periods presented. Cash used for purchases of property and equipment during the thirteen weeks ended May 1, 2010 was $1.4 million compared to $7.9 million during the thirteen weeks ended May 2, 2009. This $6.5 million decline in capital expenditures reflects a continuation of reduced capital spend initiated in fiscal 2009 as we finalize our strategy to implement a roll-out of new fixtures and furnishings under our store refresh and renovation program in key retail locations and investments in our operations, finance and information technology systems, including implementing an enhanced planning and allocation system. We expect to spend approximately $38.6 million in gross capital expenditures during the remainder of fiscal 2010, primarily related to the store refresh and renovation program and systems improvements.
Cash (used in) provided by financing activities
Cash used in financing activities was $381.9 million during the thirteen weeks ended May 1, 2010 compared to cash provided by financing activities of $37.5 million during the thirteen weeks ended May 2, 2009. This change is primarily correlated to an outstanding debt reduction in the first quarter of 2010 compared to an outstanding debt increase in the first quarter of 2009 with outstanding debt totaling $94.1 million at May 1, 2010, $486.5 million at January 30, 2010, and $514.7 million at May 2, 2009. The net use of cash in financing activities in the first quarter of 2010 primarily reflects the repayment of $486.5 million in related party debt and payment of debt and equity issuance costs in connection with the merger with BPW, partially offset by net borrowings on our new revolving credit facility of $94.1 million and proceeds from the exercise of Non-Tendered Warrants of $19.0 million. The net proceeds of cash from financing activities in the first quarter of 2009 primarily reflects a net borrowing on credit facilities of $37.9 million, partially offset by payments of debt issuance costs and the repurchase of shares surrendered by employee stock-award holders to satisfy employees’ tax withholding obligations.

Cash (used in) provided by discontinued operations
Net cash used in discontinued operations was $3.6 million for the thirteen weeks ended May 1, 2010 compared to net cash provided by discontinued operations of $9.3 million for the thirteen weeks ended May 2, 2009. In the first quarter of 2010, cash used in discontinued operations was primarily related to the remaining lease liabilities of the Talbots Kids, Mens and U.K. businesses and the J. Jill business.
Critical Accounting Policies
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to the inventory markdown reserve, sales return reserve, customer loyalty program, retirement plans, long-lived assets, goodwill and other intangible assets, income taxes and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Recent Accounting Pronouncements
We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that are expected to have a material impact on results of operations, financial condition, or cash flows, based on current information.
Contractual Obligations
In the first quarter of 2010, we settled lease liabilities of four of the remaining six J. Jill retail locations which were not acquired in the purchase of the J. Jill business or previously settled by us in fiscal 2009. Except for changes in our outstanding financing arrangements, including the repayment of our outstanding related party debt and borrowing under the Credit Facility in April 2010, discussed in the Liquidity and Capital Resources section above, there were no other material changes to our contractual obligations during the thirteen weeks ended May 1, 2010. For a complete discussion of our contractual obligations, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K.
Forward-looking Information
This Report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “projected,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future financial performance and results, future credit facilities and availability, future cash flows and cash needs, and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our liquidity, internal plan, regular-price and markdown selling, operating cash flows, and credit availability for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:
•	the continuing material impact of the volatility in the U.S. economic environment and global economic uncertainty on our business, continuing operations, liquidity, financing plans and financial results, including substantial negative impact on consumer discretionary spending and consumer confidence, substantial loss of household wealth and savings, the disruption and significant tightening in the U.S. credit and lending markets and potential long-term unemployment levels;

•	the satisfaction of all borrowing conditions under our credit facilities including accuracy of all representations and warranties, no events of default, absence of material adverse effect or change and all other borrowing conditions;

•	any lack of sufficiency of available cash flows and other internal cash resources to satisfy all future operating needs and other cash requirements;

•	the ability to access on satisfactory terms, or at all, adequate financing and sources of liquidity necessary to fund our business and continuing operations and to obtain further increases in our credit facilities as may be needed from time to time;

•	the success and customer acceptance of our merchandise offerings;

•	the risks associated with our appointment of an exclusive global merchandise buying agent, the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected and the risk that upon any cessation of the relationship, for any reason, we would be unable to successfully transition to an internal or other external sourcing function;

•	the ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with acceptable payment terms and the risk that suppliers could require earlier or immediate payment or other security due to any payment concerns;

•	the risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any disruption in our supply of merchandise;

•	any impact or disruption on our supply of merchandise resulting from the current and any future increased political or other unrest in various Asian countries which are our sources of merchandise supply and our ability to adequately obtain alternate merchandise supply as may be necessary;

•	the ability to successfully execute, fund and achieve supply chain initiatives, anticipated lower inventory levels, cost reductions and other initiatives;

•	the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;

•	any future store closings and the success of and necessary funding for closing underperforming stores;

•	the ability to reduce spending as needed;

•	the ability to achieve our 2010 financial plan for operating results, working capital and cash flows;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	the ability to accurately estimate and forecast future regular-price and markdown selling, operating cash flows and other future financial results and financial position;

•	the risk of impairment of goodwill and other intangible and long-lived assets;

•	the impact of the deterioration in investment return and net asset values in the capital markets and the impact on increased expense and funding for pension and other postretirement obligations; and

•	the risks and uncertainties associated with the outcome of litigation, claims and proceedings and the risk that actual liabilities, assessments and financial impact will exceed any estimated, accrued or expected amounts or outcomes.
All of our forward-looking statements are as of the date of this Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Report or included in our other periodic reports filed with the SEC could materially and adversely affect our continuing operations and our future financial results, cash flows, prospects and liquidity. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.

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
At May 1, 2010, we had outstanding variable rate borrowings of $94.1 million under our Credit Facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.1 million for the quarter ended May 1, 2010.
We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 20 stores in Canada as of May 1, 2010. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, on January 12, 2010, a Talbots common shareholder filed a putative class and derivative action captioned Campbell v. The Talbots, Inc., et al., C.A. No. 5199-VCS, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against Talbots; Talbots’ board of directors; AEON (U.S.A.), Inc.; BPW Acquisition Corp. (“BPW”); Perella Weinberg Partners LP, a financial advisor to the audit committee of the Board of Directors of the Company and an affiliate of Perella Weinberg Partners Acquisition LP, one of the sponsors of BPW; and the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW. Among other things, the complaint asserts claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of certain sections of the Delaware General Corporation Law (“DGCL”) and Talbots’ by-laws in connection with the negotiation and approval of the merger agreement between Talbots and BPW. For additional information concerning this proceeding, please see Item 3, Legal Proceedings of our 2009 Annual Report on Form 10-K.
Talbots is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks.

While Talbots believes the recorded amounts for pending claims, tax matters and other proceedings or contingencies are adequate, there are inherent limitations in projecting the outcome or final resolution of these matters and in the estimation process whereby future actual amounts may exceed projected amounts, which could have a material adverse effect on Talbots’ financial condition and results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, careful consideration should be given to the risk factors discussed in Part I, Item 1A, Risk Factors, of our 2009 Annual Report on Form 10-K, any of which could materially affect our business, operations, financial position or future results. The risks described in our 2009 Annual Report on Form 10-K are not intended to be exhaustive, are not the only risks facing the Company and are important to an understanding of the statements made in this Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes included in this Quarterly Report. There have been no material changes from risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchase activity under certain equity programs for the thirteen weeks ended May 1, 2010 is set forth below:

				Approximate Dollar Value
	Total Number of	Average Price		of Shares that may yet be
	Shares	Paid per		Purchased under the Equity
Period	Purchased (1)	Share		Award Programs (3)
January 31, 2010 through February 27, 2010	474	$11.01		$24,151
February 28, 2010 through April 3, 2010	121,329	10.90		20,919
April 4, 2010 through May 1, 2010	29,977,884	6.62	(2)	19,894

Total	30,099,687	$9.55		$19,894

(1)	We repurchased 39,425 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

Our equity program permits employees to tender shares in order to satisfy the employee’s tax withholding obligations from the vesting of their restricted stock. During the period, we repurchased 138,433 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $12.27 per share.

(2)	The average price paid per share reported here does not reflect the value of the 29,921,829 shares repurchased from AEON (U.S.A.) in exchange for the issuance of warrants to purchase one million shares of Talbots common stock on April 7, 2010. Refer to Liquidity and Capital Resources – Merger with BPW and Related Financing Transactions for further information.

(3)	As of May 1, 2010, there were 1,989,443 shares of nonvested stock that were subject to buyback at $0.01 per share, or $19,894.43 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.

Item 6. Exhibits
2.1	First Amendment to Agreement and Plan of Merger, dated as of February 16, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp. (1)

2.2	Second Amendment to Agreement and Plan of Merger, dated as of April 6, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp. (2)

3.1	Amended and Restated By-laws of The Talbots, Inc., effective as of April 16, 2010. (3)

4.1	Talbots Warrant Agreement, dated April 9, 2010, by and between The Talbots, Inc., Computershare Inc. and Computershare Trust Company, N.A., including Form of Warrant Certificate to purchase shares of Talbots common stock. (10)

4.2	Warrant Agreement, including Form of Warrant, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Mellon Investor Services LLC. (4)

4.3	First Amendment to Warrant Agreement by and between The Talbots, Inc. (as successor to BPW Acquisition Corp.) and Mellon Investor Services LLC, dated as of April 14, 2010. (5)

4.4	AEON Warrant agreement, including Form of Warrant Certificate, dated as of April 7, 2010, by and between The Talbots, Inc., Computershare Inc. and Computershare Trust Company, N.A. (10)

10.1	Secured Revolving Credit Agreement, dated April 7, 2010, by and among The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group Limited Partnership, each as a borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, and General Electric Capital Corporation, as agent, for the financial institutions from time to time party thereto, and as a lender. (6)

10.2	Guaranty and Security Agreement, dated as of April 7, 2010, by The Talbots, Inc., The Talbots Group, Limited Partnership, Talbots Classics Finance Company, Inc., and certain other parties thereto, in favor of General Electric Capital Corporation, as administrative agent for the lenders and each other secured party. (6)

10.3	Private Label Credit Card Access and Monitoring Agreement, dated as of April 7, 2010, by and among The Talbots, Inc., each other Credit Party as defined in the Credit Agreement, Talbots Classics National Bank, and General Electric Capital Corporation. (6)

10.4	Amended and Restated Registration Rights Agreement, dated as of April 7, 2010, by and among The Talbots, Inc., BPW Acquisition Corp., Perella Weinberg Partners Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf. (6)

10.5	Summary of financing incentive awards and operating performance incentive awards approved on February 25, 2010. (7)

10.6	Stipulation with respect to the action captioned Campbell v. The Talbots, Inc., et al., dated March 6, 2010. (8)

10.7	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Special Restricted Stock Unit Award Agreement. (9)

10.8	Offer Letter between The Talbots, Inc. and Lizanne Nielsen-Kindler, dated January 17, 2008. (10)

10.9	Director Compensation Arrangements, adopted April 16, 2010. (10)

10.10	Form of Restricted Stock Unit Award under The Talbots, Inc. Restated Directors Stock Plan. (10)

10.11	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan. (10)

10.12	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan for one-time stock option awards granted to newly-appointed or elected directors. (10)

10.13	The Talbots, Inc. Management Incentive Plan Performance Criteria for fiscal 2010. (10)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (10)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (10)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company, and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company. (10)

(1)	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on February 17, 2010.

(2)	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on April 6, 2010.

(3)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 21, 2010.

(4)	Incorporated by reference to Appendix A to the proxy statement filed by BPW Acquisition Corp. on April 6, 2010.

(5)	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on April 14, 2010.

(6)	Incorporated by reference to the Current Report on Form 8-K filed on April 8, 2010.

(7)	Incorporated by reference to the Current Report on Form 8-K filed on March 3, 2010.

(8)	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on March 9, 2010.

(9)	Incorporated by reference to the Annual Report on Form 10-K filed on April 15, 2010.

(10)	Filed with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 8, 2010

THE TALBOTS, INC.
By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)