Form 10-Q
period 2010-07-31
TALBOTS INC
filed 2010-09-08
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes            ☑ No
The number of shares outstanding of the registrant’s common stock as of September 1, 2010: 70,368,234 shares.

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts in thousands except per share data

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	$300,742	$304,641	$621,403	$610,816

Costs and expenses
Cost of sales, buying and occupancy	195,777	220,239	376,622	431,395
Selling, general and administrative	93,075	94,880	201,214	205,703
Merger-related costs	3,050	—	26,863	—
Restructuring charges	112	2,875	5,071	9,271
Impairment of store assets	—	12	6	31

Operating income (loss)	8,728	(13,365)	11,627	(35,584)

Interest
Interest expense	6,370	7,245	14,805	14,600
Interest income	21	36	42	219

Interest expense, net	6,349	7,209	14,763	14,381

Income (loss) before taxes	2,379	(20,574)	(3,136)	(49,965)

Income tax expense (benefit)	1,858	(93)	3,439	(10,666)

Income (loss) from continuing operations	521	(20,481)	(6,575)	(39,299)

Income (loss) from discontinued operations, net of taxes	420	(4,004)	3,148	(8,755)

Net income (loss)	$941	$(24,485)	$(3,427)	$(48,054)

Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.38)	$(0.10)	$(0.73)
Discontinued operations	—	(0.07)	0.05	(0.16)

Net earnings (loss)	$0.01	$(0.45)	$(0.05)	$(0.89)

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.38)	$(0.10)	$(0.73)
Discontinued operations	—	(0.07)	0.05	(0.16)

Net earnings (loss)	$0.01	$(0.45)	$(0.05)	$(0.89)

Weighted average shares outstanding:

Basic	68,338	53,827	63,105	53,724

Diluted	69,520	53,827	63,105	53,724

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Amounts in thousands

	July 31,	January 30,	August 1,
	2010	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,650	$112,775	$113,471
Customer accounts receivable, net	155,606	163,587	162,780
Merchandise inventories	130,344	142,696	145,494
Deferred catalog costs	3,352	6,685	2,977
Prepaid and other current assets	54,122	48,139	56,552
Due from related party	—	959	988
Income tax refundable	—	2,006	—

Total current assets	348,074	476,847	482,262
Property and equipment, net	195,004	220,404	250,907
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Other assets	19,527	17,170	11,378

Total Assets	$674,002	$825,818	$855,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$80,153	$104,118	$105,658
Accrued liabilities	147,487	148,177	166,078
Revolving credit facility	37,365	—	—
Current portion of related party debt	—	486,494	8,506
Notes payable to banks	—	—	147,100
Current portion of long-term debt	—	—	80,000

Total current liabilities	265,005	738,789	507,342
Related party debt less current portion	—	—	241,494
Long-term debt less current portion	—	—	20,000
Deferred rent under lease commitments	103,588	111,137	135,951
Deferred income taxes	28,456	28,456	28,456
Other liabilities	112,810	133,072	129,358

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 200,000,000 authorized; 97,056,412 shares, 81,473,215 shares, and 81,448,215 shares issued, respectively, and 70,371,464 shares, 55,000,142 shares, and 55,101,526 shares outstanding, respectively	971	815	814
Additional paid-in capital	854,211	499,457	495,190
Retained deficit	(52,117)	(48,690)	(67,332)
Accumulated other comprehensive loss	(51,083)	(51,179)	(49,483)
Treasury stock, at cost; 26,684,948 shares, 26,473,073 shares, and 26,346,689 shares, respectively	(587,839)	(586,039)	(585,846)

Total stockholders’ equity (deficit)	164,143	(185,636)	(206,657)

Total Liabilities and Stockholders’ Equity (Deficit)	$674,002	$825,818	$855,944

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in thousands

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,427)	$(48,054)
Income (loss) from discontinued operations, net of tax	3,148	(8,755)

Loss from continuing operations	(6,575)	(39,299)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	31,490	37,958
Stock-based compensation	7,755	2,156
Amortization of debt issuance costs	1,996	1,585
Impairment of store assets	6	31
Loss on disposal of property and equipment	646	71
Deferred rent	(3,844)	(1,824)
Deferred income taxes	—	(10,749)
Changes in assets and liabilities:
Customer accounts receivable	8,013	6,756
Merchandise inventories	12,442	61,481
Deferred catalog costs	3,333	1,818
Prepaid and other current assets	(6,959)	(14,024)
Due from related party	959	(612)
Income tax refundable	2,006	26,646
Accounts payable	(24,184)	(16,189)
Accrued liabilities	4,075	(9,851)
Other assets	(66)	3,593
Other liabilities	(20,528)	(8,265)

Net cash provided by operating activities	10,565	41,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,935)	(13,243)
Proceeds from disposal of property and equipment	15	—
Cash acquired in merger with BPW Acquisition Corp.	332,999	—

Net cash provided by (used in) investing activities	327,079	(13,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	684,338	—
Payments on revolving credit facility	(646,973)	—
Proceeds from related party borrowings	—	230,000
Payments on related party borrowings	(486,494)	—
Proceeds from working capital notes payable	—	8,000
Payments on working capital notes payable	—	(9,400)
Payments on long-term borrowings	—	(208,351)
Payment of debt issuance costs	(5,993)	(1,720)
Payment of equity issuance costs	(3,594)	—
Proceeds from warrants exercised	19,042	—
Proceeds from options exercised	414	—
Purchase of treasury stock	(1,800)	(363)

Net cash (used in) provided by financing activities	(441,060)	18,166

EFFECT OF EXCHANGE RATE CHANGES ON CASH	333	694

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(5,042)	(15,224)
Investing activities	—	63,827
Effect of exchange rate changes on cash	—	32

	(5,042)	48,635

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(108,125)	95,534
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,775	16,551
INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	1,141

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,650	$113,226

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
BPW was a special purpose acquisition company with approximately $350.0 million in cash held in a trust account for the benefit of its shareholders to be used in connection with a business combination. Accordingly, the Company concluded that BPW was a business and acquisition accounting applied. The acquisition method of accounting requires the determination of the accounting acquirer. The Company considered the following principal facts and circumstances to determine the accounting acquirer:
•	the purpose of the merger was to assist the Company with the refinancing of its business and Talbots initiated the transaction;
•	the Company is the larger of the two combining entities and is the remaining operating company;
•	Talbots continuing Board of Directors retained a majority of the seats on the combined company’s Board of Directors;
•	BPW has no appointment rights after the initial consent to appoint three additional Board members;
•	the Company’s existing senior management team has continued as senior management of the combined company; and
•	the terms of the exchange provided BPW shareholders with a premium over the market price of BPW shares of common stock prior to the announcement of the merger.

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
In connection with the merger, the Company issued 41.5 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the warrant exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Pursuant to an agreement entered into during the merger process on December 8, 2009 (the “Sponsors’ Agreement”) between Talbots and the sponsors of BPW, Perella Weinberg Partners Acquisition LP and BPW BNYH Holdings LLC (together, the “Sponsors”), the Sponsors agreed not to transfer the shares of Talbots common stock held by them for 180 days after the completion of the merger, subject to certain exceptions and unless otherwise agreed to be waived by Talbots in whole or in part. Additionally, in connection with the merger, the Company repurchased and retired the 29.9 million shares held by AEON (U.S.A.), the former majority shareholder, in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”).
The following summarizes the changes to stockholders’ (deficit) equity including the impact of the BPW Transactions at July 31, 2010:

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
(In thousands except share data)	Shares	$ Amount	Capital	Deficit	Loss	Stock	(Deficit) Equity
Balance at January 30, 2010	81,473,215	$815	$499,457	$(48,690)	$(51,179)	$(586,039)	$(185,636)

Merger and related BPW Transactions:
Issuance of common stock and warrants in merger with BPW	41,469,003	415	332,584	—	—	—	332,999
Issuance of warrants to repurchase and retire common stock held by AEON (U.S.A.)	(29,921,829)	(299)	299	—	—	—	—
Equity issuance costs	—	—	(3,594)	—	—	—	(3,594)
Extinguishment of related party debt	—	—	(1,706)	—	—	—	(1,706)

Total merger-related	11,547,174	116	327,583	—	—	—	327,699

Exercise of Non-Tendered Warrants	2,538,946	25	19,017	—	—		19,042
Exercise of stock options	111,227	1	413	—	—	—	414
Stock-based compensation	1,385,850	14	7,741	—	—	—	7,755
Purchase of 211,875 shares of vested and nonvested common stock awards	—	—	—	—	—	(1,800)	(1,800)
Net loss	—	—	—	(3,427)	—	—	(3,427)
Translation adjustment	—	—	—	—	361		361
Change in pension and postretirement liabilities, net of taxes	—	—	—	—	(265)	—	(265)

Balance at July 31, 2010	97,056,412	$971	$854,211	$(52,117)	$(51,083)	$(587,839)	$164,143

The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on NYSE Amex in April 2010. Approximately 17.2 million Talbots Warrants were outstanding at July 31, 2010.
The Non-Tendered Warrants have an exercise price of $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.6 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at July 31, 2010 are not exercisable for one year from the April 7, 2010 effective date of the merger, do not have anti-dilution rights, were de-listed from NYSE Amex concurrent with the merger and expire February 26, 2015.
The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. One million AEON Warrants were outstanding at July 31, 2010.
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
Merger-related costs are those expenses incurred in order to effect the merger, including advisory, legal, accounting, valuation, and other professional or consulting fees as well as certain general and administrative costs incurred by the Company as a direct result of the closing of the merger, including an incentive award given to certain executives and members of management, contingent upon the successful closing of the BPW merger. The incentive portion of merger-related costs was awarded in restricted stock units and cash for efforts related to the closing of the BPW merger. The cash bonus awarded was paid in the first quarter of 2010 in connection with the consummation of the BPW merger. The restricted stock units awarded will cliff vest 12 months from the completion of the BPW merger. Other costs primarily include printing and mailing expenses related to proxy solicitation and incremental insurance expenses related to the transaction. The Company estimates total merger-related costs of approximately $37.5 million, of which $8.2 million and $26.9 million were expensed in fiscal 2009 and the twenty-six weeks ended July 31, 2010, respectively. Approximately $2.4 million of merger-related costs are estimated to be incurred in future periods related to the incentive award. In addition, the Company expects to continue to incur merger-related legal expenses as a result of the legal proceedings discussed in Note 13, Legal Proceedings. Approximately $7.6 million of costs incurred in connection with the new senior secured revolving credit facility were recorded as deferred financing costs and included in other assets on the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility. Approximately $3.6 million of costs incurred in connection with the registration and issuance of the common stock and warrants were charged to additional paid-in capital.

Details of the merger-related costs recorded in the thirteen and twenty-six weeks ended July 31, 2010 are as follows:

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
	July 31, 2010	July 31, 2010
	(In thousands)
Investment banking	$—	$14,255
Accounting and legal	1,669	6,650
Financing incentive compensation	1,210	4,428
Other costs	171	1,530

Total	$3,050	$26,863

The following pro forma summary financial information presents the operating results of the combined company assuming the merger and related events, including the repurchase of common stock held by AEON (U.S.A.) and repayment of all outstanding indebtedness owed to AEON and AEON (U.S.A.) and the execution of the new senior secured revolving credit agreement, had been completed on February 1, 2009, the beginning of Talbots’ fiscal year ended January 30, 2010. The $2.4 million of estimated future merger-related costs are not reflected in the pro forma information in accordance with the rules for preparation of pro forma statement of operations data.

	Thirteen Weeks Ended
	July 31, 2010		August 1, 2009
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)
Net sales	$300,742	$300,742	$304,641	$304,641
Operating income (loss)	8,728	8,728	(13,365)	(13,522)
Income (loss) from continuing operations	521	521	(20,481)	(15,141)
Earnings (loss) from continuing operations per share:
Basic	$0.01	$0.01	$(0.38)	$(0.23)
Diluted	$0.01	$0.01	$(0.38)	$(0.23)
Weighted average shares outstanding:
Basic	68,338	68,338	53,827	65,374
Diluted	69,520	69,520	53,827	65,374

	Twenty-Six Weeks Ended
	July 31, 2010		August 1, 2009
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)
Net sales	$621,403	$621,403	$610,816	$610,816
Operating income (loss)	11,627	4,755	(35,584)	(35,958)
Loss from continuing operations	(6,575)	(8,187)	(39,299)	(29,905)
Loss from continuing operations per share:
Basic	$(0.10)	$(0.12)	$(0.73)	$(0.46)
Diluted	$(0.10)	$(0.12)	$(0.73)	$(0.46)
Weighted average shares outstanding:
Basic	63,105	67,293	53,724	65,271
Diluted	63,105	67,293	53,724	65,271
Based on the nature of the BPW entity, there was no revenue or earnings associated with BPW included in the consolidated statements of operations for the thirteen or twenty-six weeks ended July 31, 2010.

4. Restructuring
In late 2007, management developed a strategic business plan focused on the following areas: brand positioning, productivity, store growth and store productivity, non-core concepts, distribution channels, the J. Jill business and other operating matters. In response to declines in the U.S. and global economy in late 2008 and 2009, management prioritized its strategy on those areas which would reduce costs and streamline the organization, while continuing to redefine the brand and make product improvements. The actions taken during 2009 and 2010 included reducing headcount and employee benefit costs, shuttering or disposing of non-core businesses, and reducing office and retail space when determined to no longer coincide with the vision of the brand or the needs of the business, among other steps. Specifically, in February 2009, the Company reduced its corporate headcount by 17%. In June 2009, the Company reduced its corporate headcount by an additional 20% including the elimination of open positions. In August 2009, the Company reorganized its global sourcing activities and entered into a buying agency agreement with an affiliate of Li & Fung Limited, a Hong Kong-based global consumer goods exporter (“Li & Fung”), whereby effective September 2009, Li & Fung is acting as the exclusive global apparel sourcing agent for substantially all Talbots apparel. In connection with this reorganization, the Company closed its Hong Kong and India sourcing offices and reduced its corporate sourcing headcount. In March 2010, the Company focused its restructuring efforts on programs designed to reduce retail space no longer coinciding with the needs of the business and the purpose of certain flagship locations to the business.
In the twenty-six weeks ended July 31, 2010, the Company recorded $5.1 million of restructuring expense primarily related to the consolidation of the Company’s Madison Avenue, New York flagship location in which the Company reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out. In the thirteen weeks ended August 1, 2009, the Company recorded $2.9 million of restructuring expense primarily related to estimated lease termination costs for the portion of the Company’s Tampa, Florida data center that ceased to be used in July 2009. In the first quarter of 2009, and included in restructuring charges for the twenty-six weeks ended August 1, 2009, the Company recorded $6.4 million of primarily severance expense due to corporate headcount reductions.
The following is a summary of the activity and liability balances related to restructuring for the twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 30, 2010	$3,089	$784	$3,873
Charges	1,041	4,030	5,071
Cash payments	(2,960)	(579)	(3,539)
Non-cash items	—	(48)	(48)

Balance at July 31, 2010	$1,170	$4,187	$5,357

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 31, 2009	$10,882	$—	$10,882
Charges (income)	6,523	2,748	9,271
Cash payments	(10,939)	(62)	(11,001)
Non-cash items	812	—	812

Balance at August 1, 2009	$7,278	$2,686	$9,964

The non-cash items primarily consist of the write-off of certain leasehold improvements, lease adjustments and changes to stock-based compensation expense related to terminated employees. Of the $5.4 million in restructuring liabilities at July 31, 2010, $2.6 million, expected to be paid within the next twelve months, is included in accrued liabilities and the remaining $2.8 million, expected to be paid thereafter through 2014, is included in deferred rent under lease commitments.
5. Stock-Based Compensation
Total stock-based compensation expense related to stock options, nonvested stock awards and restricted stock units (“RSUs”) was $3.6 million and $1.4 million for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, and $7.8 million and $2.2 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.
The compensation expense was classified in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
	(In thousands)
Cost of sales, buying and occupancy	$245	$259	$384	$418
Selling, general and administrative	2,148	1,277	5,283	2,550
Merger-related costs	1,210	—	2,088	—
Restructuring charges	—	(143)	—	(812)

Total	$3,603	$1,393	$7,755	$2,156

Stock Options
The weighted-average fair value of options granted during the twenty-six weeks ended July 31, 2010 and August 1, 2009, estimated as of the grant date using the Black-Scholes option pricing model, was $10.40 and $1.57 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2010	2009
Risk-free interest rate	3.1%	2.0%
Expected life of options	6.8 years	4.8 years
Expected volatility of underlying stock	79.7%	83.7%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the twenty-six weeks ended July 31, 2010:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value
				(In thousands)
Outstanding at January 30, 2010	10,402,019	$24.06
Granted	92,385	14.26
Exercised	(111,227)	3.72
Forfeited or expired	(2,176,685)	19.30

Outstanding at July 31, 2010	8,206,492	$25.48	3.4	$13,645

Exercisable at July 31, 2010	6,760,780	$29.62	2.3	$4,180

As of July 31, 2010, there was $1.8 million of unrecognized compensation cost related to stock options that are expected to vest.
Nonvested Stock Awards and RSUs
The following is a summary of nonvested stock awards and RSU activity for the twenty-six weeks ended July 31, 2010:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Nonvested at January 30, 2010	1,330,890	$12.62
Granted	1,727,551	11.68
Vested	(508,922)	16.51
Forfeited	(69,379)	10.33

Nonvested at July 31, 2010	2,480,140	$11.23

As of July 31, 2010, there was $13.7 million of unrecognized compensation cost related to nonvested stock awards and RSUs that are expected to vest, excluding merger-related awards.
6. Income Taxes
The Company’s effective income tax rate, including discrete items, was (109.7%) and 21.3% for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. In the twenty-six weeks ended July 31, 2010, the Company recorded merger-related costs of $26.9 million, the majority of which do not receive any associated tax benefit, and limited the utilization of its net operating losses, contributing to a negative overall effective tax rate for the period. Income tax expense for this period is impacted primarily by changes in estimates related to previously existing uncertain tax positions based on new information.
Income taxes for the twenty-six weeks ended August 1, 2009 were primarily impacted by the intraperiod tax allocation arising from other comprehensive income recognized from the remeasurement of the Company’s Pension Plan and Supplemental Executive Retirement Plan obligations due to the Company’s decision to freeze future benefits under the plans effective as of May 1, 2009, which resulted in an allocated tax benefit of $10.6 million to continuing operations and an off-setting tax expense included in other comprehensive income.

The Company continues to provide a full valuation allowance against its net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, due to insufficient positive evidence that the deferred tax assets will be realized in the future.
The BPW Transactions, completed on April 7, 2010, subject the utilization of the Company’s net operating loss carryover to a limitation under U.S. tax laws. In addition, as a result of the closing of the BPW Transactions in April 2010, the Company’s gross unrecognized tax benefit increased by $20.0 million. This increase results in a reduction to net deferred tax assets before consideration of any valuation allowance.
7. Discontinued Operations
The Company’s discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business which was sold to Jill Acquisition LLC (the “Purchaser”) for net proceeds of $64.3 million on July 2, 2009. The operating results of these businesses have been classified as discontinued operations for all periods presented, and the cash flows from discontinued operations, including the proceeds from the sale, have been separately presented in the statements of cash flows.
The results of discontinued operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net sales	$—	$74,809	$—	$178,296

(Loss) income from operations	(21)	1,724	(116)	(3,027)
Gain (loss) on disposal, net of taxes	441	(5,728)	3,264	(5,728)

Income (loss) from discontinued operations, net of taxes	$420	$(4,004)	$3,148	$(8,755)

The (loss) income from operations includes on-going liability adjustments related to the Talbots Kids and Mens businesses and, for the thirteen and twenty-six weeks ended August 1, 2009, the operating results of the J. Jill business prior to disposal. The gain on disposal for the thirteen weeks ended July 31, 2010 includes approximately $0.7 million of favorable adjustments to estimated lease liabilities, primarily due to the execution of an agreement to partially settle and terminate the lease for a portion of the Company’s unused Quincy, Massachusetts office space not assumed by the Purchaser in the J. Jill sale. This event reduced the Company’s recorded lease liability for this space, the previously recorded amount of which had not assumed a settlement option. The gain on disposal for the twenty-six weeks ended July 31, 2010 includes the Quincy lease settlement, approximately $1.7 million of additional favorable adjustments to other estimated lease liabilities, including the settlement of four J. Jill store leases not assumed by the Purchaser in the J. Jill sale during the first quarter of 2010 and approximately $0.9 million of favorable adjustments to other assets. The $5.7 million loss on disposal recorded in the thirteen and twenty-six weeks ended August 1, 2009 reflects the loss on disposal recorded at the closing of the J. Jill sale in the second quarter of 2009. The results for the thirteen and twenty six weeks ended July 31, 2010 reflect income tax expense of $0.2 million and $0.0 million, respectively. The results for the thirteen and twenty-six weeks ended August 1, 2009 reflect no income tax benefit as the Company recorded a valuation allowance for substantially all of its deferred taxes due to insufficient positive evidence that the deferred tax assets would be realized in the future.
Pursuant to the purchase and sale agreement, the Purchaser agreed to assume certain assets and liabilities relating to the J. Jill business. The 75 J. Jill stores that were not sold were closed. As of July 31, 2010, the Company had settled the lease liabilities of 73 of the 75 stores not acquired by the Purchaser. Lease termination costs were initially estimated and recorded at the time the stores were closed, or existing space vacated, and are adjusted subsequently, as necessary, when new information suggests that actual costs may vary from initial estimates. Income and loss recorded in the periods subsequent to disposal are due to working capital adjustments and modifications to the estimated lease liabilities relating to the stores that were not sold and the Quincy, Massachusetts office space that is not being subleased or used. Total cash expenditures to settle the lease liabilities for the remaining two unsold stores will depend on the outcome of negotiations with third parties. As a result, actual costs to terminate these leases may vary from current estimates and management’s assumptions and projections may change.

At January 30, 2010, the Company had remaining recorded lease-related liabilities from discontinued operations of $16.7 million. During the twenty-six weeks ended July 31, 2010, the Company made cash payments of approximately $5.2 million and recorded other income due to favorable settlements of estimated lease liabilities of $2.4 million, resulting in a total estimated recorded liability of $9.1 million as of July 31, 2010. Of these liabilities, approximately $5.5 million is expected to be paid out within the next 12 months and is included within accrued liabilities as of July 31, 2010.
8. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing income (loss) available for common stockholders by the weighted average number of common shares outstanding. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s nonvested stock and director RSUs participate in any dividends declared by the Company and are therefore considered participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted earnings per share is computed after giving consideration to the dilutive effect of warrants, stock options and management RSUs that are outstanding during the period, except where such common stock equivalents would be antidilutive.
Basic and diluted earnings (loss) per share from continuing operations were computed as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Basic earnings (loss) per share:

Income (loss) from continuing operations	$521	$(20,481)	$(6,575)	$(39,299)
Less: income associated with participating securities	15	—	—	—

Income (loss) associated with common stockholders	$506	$(20,481)	$(6,575)	$(39,299)

Weighted average shares outstanding	68,338	53,827	63,105	53,724

Basic earnings (loss) per share — continuing operations	$0.01	$(0.38)	$(0.10)	$(0.73)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Diluted earnings (loss) per share:

Income (loss) from continuing operations	$521	$(20,481)	$(6,575)	$(39,299)
Less: income associated with participating securities	15	—	—	—

Income (loss) associated with common stockholders	$506	$(20,481)	$(6,575)	$(39,299)

Weighted average shares outstanding	68,338	53,827	63,105	53,724
Effect of dilutive securities	1,182	—	—	—

Diluted weighted average shares outstanding	69,520	53,827	63,105	53,724

Diluted earnings (loss) per share — continuing operations	$0.01	$(0.38)	$(0.10)	$(0.73)

The following common stock equivalents were excluded from the calculation of earnings (loss) per share because their inclusion would have been anti-dilutive for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Nonvested stock	2,012,818	1,350,514	2,012,818	1,350,514
Nonvested director RSUs	18,410	28,000	18,410	28,000
Stock options	6,435,171	10,566,370	8,206,492	10,566,370
Warrants	18,242,750	—	19,152,354	—
Nonvested management RSUs	—	—	402,912	—

	26,709,149	11,944,884	29,792,986	11,944,884

9. Comprehensive Income (Loss)
The following illustrates the Company’s total comprehensive income (loss) for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended
	July 31,	August 1,
	2010	2009
	(In thousands)
Net income (loss)	$941	$(24,485)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(231)	1,323
Change in pension and postretirement plan liabilities	(97)	(31)

Total comprehensive income (loss)	$613	$(23,193)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2010	2009
	(In thousands)
Net loss	$(3,427)	$(48,054)
Other comprehensive income (loss):
Foreign currency translation adjustment	361	1,473
Change in pension and postretirement plan liabilities	(265)	16,124

Total comprehensive loss	$(3,331)	$(30,457)

The foreign currency translation adjustment for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 and the change in pension and postretirement plan liabilities for the thirteen and twenty-six weeks ended July 31, 2010 and thirteen weeks ended August 1, 2009 reflect no income tax expense (benefit) as the Company continues to maintain a valuation allowance for substantially all of its deferred taxes due to insufficient positive evidence that the deferred tax assets would be realized in the future. The change in pension and postretirement plan liabilities for the twenty-six weeks ended August 1, 2009 includes a recorded tax expense of $10.8 million related to the curtailment of the Company’s pension and postretirement plans in the first quarter of 2009.
10. Fair Value Measurements
The Company classifies fair value based measurements on a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company’s financial instruments at July 31, 2010 consist primarily of cash and cash equivalents, accounts receivable, investments in the Company’s irrevocable grantor’s trust (“Rabbi Trust”) that holds assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan, accounts payable and debt. The Company believes the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair values due to their short-term nature. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 measurements) and are not significant to the total value of the Rabbi Trust. The investments in life insurance policies held in the Rabbi Trust are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value measurement. The Company believes that the carrying value of debt approximates fair value at July 31, 2010 as the interest rates are market-based variable rates and were designated less than four months prior to quarter-end when the debt agreement was executed.
The Company monitors the performance and productivity of its store portfolio and closes stores when appropriate. When it is determined that a store is underperforming or is to be closed, the Company reassesses the expected future cash flows of the store, which in some cases results in an impairment charge. The value of non-financial assets measured at fair value on a non-recurring basis in performing these analyses was not significant for the periods ended July 31, 2010 and August 1, 2009.
11. Debt
A summary of outstanding debt at July 31, 2010 and January 30, 2010 is as follows:

	July 31,	January 30,
	2010	2010
	(In thousands)
Revolving credit facility	$37,365	$—
Related party debt	—	486,494

Total	$37,365	$486,494

Revolving Credit Facility
On April 7, 2010, in connection with the consummation and closing of the merger with BPW, the Company executed a senior secured revolving credit facility with a third-party lender (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility, including a $25.0 million letter of credit sub-facility, that permits the Company to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Through the end of the second quarter, loans made pursuant to the immediately preceding sentence carry interest, at the Company’s election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds. Interest on borrowings is payable monthly in arrears. The Company pays a fee on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with the formulas set forth in the agreement. As of July 31, 2010, the Company’s effective interest rate under the Credit Facility was 5.1%, and the Company had additional borrowing availability of up to $111.6 million.
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
The agreement matures on October 7, 2013, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at the Company’s option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. The Company is required to make mandatory repayments in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that its outstanding indebtedness under the Credit Facility exceeds its maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment of borrowings outstanding at the LIBOR rate on a day that is not the last day of the respective interest period, the Company will reimburse the lenders for any resulting loss or expense that the lender may incur. Amounts voluntarily repaid prior to the maturity date may be re-borrowed.
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
The Credit Facility is the Company’s only outstanding debt agreement at July 31, 2010. Of the $125.0 million borrowed under the Credit Facility at its inception, approximately $37.4 million was outstanding at July 31, 2010. Borrowings under this Credit Facility have been classified as a current liability as the Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and contains a subjective acceleration clause. Such provisions do not affect the final maturity date of the Credit Facility.
The Company incurred approximately $7.6 million of costs in connection with the execution of the Credit Facility which were recorded as deferred financing costs in other assets on the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility.
Subsequent to the end of the quarter, on August 31, 2010, the Company entered into a First Amendment to the Credit Agreement with the third-party lender (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) three-month LIBOR plus 3.0% to 3.5%, or (b) the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012.
Concurrent with the execution of the First Amendment, the Company and the third-party lender entered into (a) a Master Agreement for Documentary Letters of Credit and (b) a Master Agreement for Standby Letters of Credit (each a “Master Agreement”), pursuant to which the lender will provide either documentary or standby letters of credit at the request of the Company to various beneficiaries on the terms set forth in the applicable Master Agreement, subject to any applicable limitations set forth in the Credit Facility.
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
Letters of Credit
At July 31, 2010, the Company had letter of credit availability of up to $25.0 million under a letter of credit sub-facility to its Credit Facility, subject to borrowing capacity restrictions described therein. The Company had no letters of credit outstanding at July 31, 2010 under the sub-facility to its Credit Facility or at January 30, 2010 under the Company’s prior credit facilities.
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

The components of net pension expense for the Pension Plan for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
		(In thousands)
Interest expense on projected benefit obligation	$2,371	$2,206	$4,678	$4,412
Expected return on plan assets	(2,394)	(1,914)	(4,800)	(3,828)
Curtailment loss	—	—	—	124
Prior service cost net amortization	—	1	—	3
Net amortization and deferral	139	233	244	465

Net pension expense	$116	$526	$122	$1,176

The components of net SERP expense for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
		(In thousands)
Interest expense on projected benefit obligation	$288	$291	$554	$582
Curtailment gain	—	(58)	—	(451)
Net amortization and deferral	20	—	27	—

Net SERP expense	$308	$233	$581	$131

The components of net postretirement medical expense (credit) for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
		(In thousands)
Interest expense on accumulated postretirement benefit obligation	$17	$2	$35	$4
Curtailment gain	—	—	—	(442)
Prior service cost amortization	(380)	(375)	(760)	(750)
Net amortization and deferral	130	110	261	220

Net postretirement medical credit	$(233)	$(263)	$(464)	$(968)

The Company was required to make contributions to the Pension Plan of $1.0 million and $1.8 million during the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, and $2.0 million and $3.7 million during the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The Company expects to make required contributions of $2.6 million to the Pension Plan during the remainder of 2010. The Company did not make any voluntary contributions to the Pension Plan during the thirteen or twenty-six weeks ended July 31, 2010 and August 1, 2009.

13. Legal Proceedings
On January 12, 2010, a Talbots common shareholder filed a putative class and derivative action captioned Campbell v. The Talbots, Inc., et al., C.A. No. 5199-VCS, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against Talbots; Talbots’ board of directors; AEON (U.S.A.), Inc.; BPW Acquisition Corp. (“BPW”); Perella Weinberg Partners LP, a financial advisor to the audit committee of the Board of Directors of the Company and an affiliate of Perella Weinberg Partners Acquisition LP, one of the sponsors of BPW; and the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW. Among other things, the complaint asserts claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of certain sections of the Delaware General Corporation Law (“DGCL”) and Talbots’ by-laws in connection with the negotiation and approval of the merger agreement between Talbots and BPW. The complaint sought injunctive, declaratory and monetary relief, including an order to enjoin the consummation of the merger and related transactions. On March 6, 2010, a Stipulation (the “Stipulation”) entered into by the Company; the Company’s board of directors; AEON (U.S.A.), Inc.; BPW; Perella Weinberg Partners LP; the Vice Chairman, Chief Executive Officer and Senior Vice President of BPW and John C. Campbell (“Plaintiff”) was filed in the Chancery Court with respect to this action. Pursuant to the Stipulation, the Plaintiff withdrew its motion for a preliminary injunction to enjoin consummation of the merger and related transactions between the Company and BPW. In exchange, the Company agreed to implement and maintain certain corporate governance measures, subject to the terms and conditions specified in the Stipulation. The Stipulation did not constitute dismissal, settlement or withdrawal of Plaintiff’s claims in the litigation, and there is no assurance the parties will finally settle and discharge such claims. Defendants have moved to dismiss the complaint and intend to continue to defend against the claims vigorously. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any.
14. Segment Information
The Company has two separately managed and reported business segments — Stores and Direct Marketing.
The following is certain segment information for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended
	July 31, 2010			August 1, 2009
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
			(In thousands)
Net sales	$250,870	$49,872	$300,742	$254,872	$49,769	$304,641
Direct profit	31,010	10,784	$41,794	10,178	6,913	$17,091

	Twenty-Six Weeks Ended
	July 31, 2010			August 1, 2009
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
			(In thousands)
Net sales	$508,443	$112,960	$621,403	$511,236	$99,580	$610,816
Direct profit	82,473	30,592	$113,065	26,195	11,080	$37,275

The following reconciles direct profit to income (loss) from continuing operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009. Indirect expenses include unallocated corporate overhead and related expenses.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
		(In thousands)
Direct profit for reportable segments	$41,794	$17,091	$113,065	$37,275
Less: Indirect expenses	29,904	27,581	69,504	63,588
Merger-related costs	3,050	—	26,863	—
Restructuring charges	112	2,875	5,071	9,271

Operating income (loss)	8,728	(13,365)	11,627	(35,584)
Interest expense, net	6,349	7,209	14,763	14,381

Income (loss) before taxes	2,379	(20,574)	(3,136)	(49,965)
Income tax expense (benefit)	1,858	(93)	3,439	(10,666)

Income (loss) from continuing operations	$521	$(20,481)	$(6,575)	$(39,299)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Talbots, Inc. (“we,” “us,” “our,” “Talbots” or the “Company”) is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand. The Talbots brand vision is “Tradition Transformed” and focuses on honoring the classic heritage of our brand while emphasizing a relevant and innovative approach to style that is both modern and timeless. We have two primary sales channels: Stores and Direct Marketing, which consists of our Internet business, at www.talbots.com, and our catalog business. As of July 31, 2010, we operated 560 stores in the United States and 20 stores in Canada. We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended July 31, 2010 and August 1, 2009 are referred to as the second quarter of 2010 and 2009, respectively. Unless the context indicates otherwise, all references herein to the Company, we, us and our, include the Company and its wholly-owned subsidiaries.
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
As of April 7, 2010, as a result of these transactions, we reduced our outstanding debt by approximately $361.5 million and increased stockholders’ equity by approximately $327.7 million. Since the close of these transactions, we have sought to translate our operating results into further improved financial position, reducing debt by an additional $87.6 million through July 31, 2010 and ending the quarter with a positive equity balance and positive net working capital.
Results of Continuing Operations
Highlights from the results of the thirteen and twenty-six weeks ended July 31, 2010 include:
•	Achieved year-to-date operating income of $11.6 million, while recording $26.9 million in merger-related costs and reinstating and enhancing operational performance-based and certain other employee compensation programs with additional year-to-date expense of $16.6 million in cost of sales, buying and occupancy and selling, general and administrative expenses, compared to an operating loss of $35.6 million in the comparable period of the prior year;

•	Improved second quarter gross profit margins to 34.9% from 27.7% in the second quarter of 2009; and improved year-to-date gross profit margins to 39.4% from 29.4% in the comparable period of the prior year; and

•	Reduced total outstanding debt by $449.1 million, or 92.3%, year-to-date in 2010.

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	65.1%	72.3%	60.6%	70.6%
Selling, general and administrative	31.0%	31.1%	32.4%	33.7%
Merger-related costs	1.0%	0.0%	4.3%	0.0%
Restructuring charges	0.0%	0.9%	0.8%	1.5%
Impairment of store assets	0.0%	0.0%	0.0%	0.0%
Operating income (loss)	2.9%	(4.4)%	1.9%	(5.8)%
Interest expense, net	2.1%	2.4%	2.4%	2.4%
Income (loss) before taxes	0.8%	(6.8)%	(0.5)%	(8.2)%
Income tax expense (benefit)	0.6%	0.0%	0.6%	(1.7)%
Income (loss) from continuing operations	0.2%	(6.8)%	(1.1)%	(6.5)%
Net Sales
The following is a comparison of net sales for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,	(Decrease)	July 31,	August 1,	(Decrease)
	2010	2009	Increase	2010	2009	Increase
		(In millions)			(In millions)
Net store sales	$250.8	$254.9	$(4.1)	$508.4	$511.2	$(2.8)
Net direct marketing sales	49.9	49.7	0.2	113.0	99.6	13.4

Total	$300.7	$304.6	$(3.9)	$621.4	$610.8	$10.6

Store Sales
Reflected in net store sales for the second quarter of 2010 is a $3.1 million, or 1.4%, decrease in comparable store sales compared to the second quarter of 2009. This decrease is largely correlated to changes in our promotional cadence and approach which, in part, contributed to reduced customer traffic and translated into a 19.7% decrease in store markdown sales relative to the comparable prior year period. Further related to this promotional change, and partially offsetting the decline in store markdown sales, store full-price sales increased 14.9% during the second quarter of 2010 over the comparable fiscal 2009 period. The shift from markdown selling to increased full-price selling has contributed to a stronger gross profit margin over the comparable periods.
Sales metrics for comparable stores for the second quarter of 2010 were as follows: customer traffic, while sequentially improved, decreased 6.2% year-over-year, yet the rate of converting traffic increased 1.4%, contributing to a 4.8% decrease in the number of transactions per store. Additionally, units per transaction were up 4.2% which, combined with a 0.7% decrease in average unit retail, contributed to a 3.5% increase in dollars per transaction over the comparable fiscal 2009 period.
Net store sales for the twenty-six weeks ended July 31, 2010 reflect a $2.4 million, or 0.5%, increase in comparable store sales compared to the twenty-six weeks ended August 1, 2009, primarily attributable to a stronger mix of full-price to markdown merchandise.

Sales metrics for comparable stores for the twenty-six weeks ended July 31, 2010 were as follows: customer traffic decreased 8.7% year-over-year, yet the rate of converting traffic to transactions increased 3.7%, contributing to a 5.3% decrease in the number of transactions per store. Additionally, units per transaction were up 3.8% which, combined with a 2.3% increase in average unit retail, contributed to a 6.2% increase in dollars per transaction over the comparable fiscal 2009 period.
Comparable stores are those that are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15%, the store is excluded from the computation of comparable store sales for a period of 13 full months. As of July 31, 2010, we operated a total of 580 stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively, a decrease in gross and selling square footage of approximately 1.2% and 1.5%, respectively, from August 1, 2009 when we operated a total of 588 stores.
Direct Marketing Sales
Direct marketing sales in the second quarter of 2010 were flat compared to the second quarter of 2009 while the percentage of our net sales derived from direct marketing increased to 16.6% from 16.3% in the second quarter of 2009. Reflected in direct marketing sales for the second quarter of 2010 is a $3.2 million increase in red-line phone sales, which are sales resulting from direct lines in our stores to our telemarketing center, emphasized as part of our store productivity program. Additionally, year-over-year comparative direct marketing sales for the second quarter reflect a timing shift in the dates of our “Best Customer” event and the release of our May catalog. As a result of these timing adjustments, approximately $5.5 million in net sales were recorded in the first quarter of 2010 which had comparable sales captured in the second quarter of 2009.
Year-to-date direct marketing sales have increased 13.5% compared to the same period of the prior year with the percentage of our net sales derived from direct marketing increasing to 18.2% from 16.3% in the same period of the prior year. This increase can be primarily attributed to a $9.2 million increase in red-line phone sales. Overall, our year-to-date direct marketing sales reflect a 10.3% increase in unit sales volume and have also benefited from the delivery of a stronger mix of full-price merchandise.
Internet sales in the second quarter of 2010 were $38.7 million compared to $37.5 million in the second quarter of 2009. Year-to-date, Internet sales were $80.7 million compared to $70.1 million in the same period of the prior year. This increase is primarily due to a period-over-period increase in the average order size on our new Internet platform, launched in August 2009, coupled with changing trends in consumer purchasing behavior.
Cost of Sales, Buying and Occupancy
The following is a comparison of cost of sales, buying and occupancy expenses for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,		July 31,	August 1,
	2010	2009	Decrease	2010	2009	Decrease
		(In millions)			(In millions)
Cost of sales, buying and occupancy	$195.8	$220.2	$(24.4)	$376.6	$431.4	$(54.8)
Percentage of net sales	65.1%	72.3%	(7.2)%	60.6%	70.6%	(10.0)%
In the second quarter of 2010, net sales declines of $3.9 million were offset by cost of sales, buying and occupancy declines of $24.4 million, resulting in a 720 basis point improvement in gross profit margin to 34.9% from 27.7% in the second quarter of 2009. The improvement in gross profit margin was primarily driven by gains in merchandise margin, which was up 620 basis points as a result of changes to our internal sourcing practices and correlated to improvements in our initial mark-up rate (“IMU”) compared to the second quarter of 2009, strong full-price selling and disciplined inventory management. Occupancy expenses as a percent of net sales also improved 80 basis points, due to comparatively lower depreciation expense. Buying expenses as a percent of net sales improved 20 basis points.

Year-to-date in 2010, while net sales increased $10.6 million, cost of sales, buying and occupancy expenses decreased $54.8 million compared to the same period of the prior year. Improvements in cost of sales, buying and occupancy, coupled with increases in net sales driven by improved full-price selling, resulted in a 1,000 basis point improvement in gross profit margin to 39.4% from 29.4% year-over-year. The improvement in gross profit margin was primarily driven by gains in merchandise margin, which was up 860 basis points as a result of changes to our sourcing practices and correlated to improvements in our initial mark-up rate (“IMU”) year-over-year, strong full-price selling and disciplined inventory management. Occupancy expenses as a percent of net sales also improved 120 basis points, due to comparatively lower depreciation expense. Buying expenses as a percent of net sales improved 20 basis points.
Selling, General and Administrative
The following is a comparison of selling, general and administrative expenses for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,		July 31,	August 1,
	2010	2009	Decrease	2010	2009	Decrease
		(In millions)			(In millions)
Selling, general and administrative	$93.1	$94.9	$(1.8)	$201.2	$205.7	$(4.5)
Percentage of net sales	31.0%	31.1%	(0.1)%	32.4%	33.7%	(1.3)%
In early 2009, we established a goal of reducing annual expenses by $150.0 million by the end of fiscal 2010 by streamlining our organization and identifying cost savings in our day-to-day operations. Approximately 80% of this reduction was expected to be within selling, general and administrative expenses. By the end of fiscal 2009, we had reduced expenses by $119.9 million, substantially achieving our two-year goal in one year. In the first quarter of 2010, we were able to reinstate and enhance operational performance-based and certain other employee compensation programs that were suspended in the prior year under the $150.0 million cost reduction initiative, recording related incremental compensation expense of $3.4 million and $13.9 million in the thirteen and twenty-six weeks ended July 31, 2010 as compared to the same periods of the prior year. Further, in 2010, we were able to increase our investment in our marketing campaigns including expanded e-commerce advertising and increased in-store visual, recording related incremental marketing expense of $1.8 million and $2.8 million in the thirteen and twenty-six weeks ended July 31, 2010, respectively. With these additional spending investments included in the operating results of the thirteen and twenty-six weeks ended July 31, 2010, we were able to continue to generate improvements in selling, general and administrative expenses as a percentage of net sales year-over-year. If net sales and gross profit margin continue to show improvement, we would expect to continue to re-invest in the business, particularly in the area of marketing, while seeking to manage to a reduced selling, general and administrative expense as a percent of net sales rate.
Merger-Related Costs
In the thirteen and twenty-six weeks ended July 31, 2010, we incurred $3.1 million and $26.9 million of merger-related costs, respectively, in connection with our acquisition of BPW. These costs primarily consist of investment banking, professional services fees and an incentive award given to certain executives and members of senior management as a result of the closing of this transaction. Approximately $2.4 million of additional merger-related costs are expected to be incurred in future periods related to the incentive award. In addition, we expect to continue to incur merger-related legal expenses as a result of the legal proceedings discussed in Part II Item 1. Legal Proceedings.

Restructuring Charges
The following is a comparison of restructuring charges for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,		July 31,	August 1,
	2010	2009	Decrease	2010	2009	Decrease
		(In millions)			(In millions)
Restructuring charges	$0.1	$2.9	$(2.8)	$5.1	$9.3	$(4.2)
Percentage of net sales	0.0%	0.9%	(0.9)%	0.8%	1.5%	(0.7)
The restructuring charges incurred year-to-date in 2010 primarily relate to the consolidation of our Madison Avenue flagship location wherein we reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out. Restructuring charges incurred in the thirteen weeks ended August 1, 2009 primarily relate to the recording of lease termination liabilities for the portion of our Tampa, Florida data center which we ceased to use in July 2009. Restructuring charges incurred in the twenty-six weeks ended August 1, 2009 include these estimated lease termination costs as well as severance costs recorded in the first quarter of 2009 due to corporate headcount reductions.
Impairment of Store Assets
Impairment of store assets was insignificant in the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009. We closely monitor the performance and productivity of our store portfolio. When we determine that a store is underperforming or is to be closed, we reassess the expected future cash flows of the store, which in some cases can result in an impairment charge.
Goodwill and Other Intangible Assets
Our policy is to evaluate goodwill and trademarks for impairment on an annual basis at the reporting unit level on the first day of each fiscal year, and more frequently if events occur or circumstances change which suggest that the goodwill or trademarks should be evaluated. We performed our annual impairment tests for fiscal 2010 and fiscal 2009 as of January 31, 2010 and February 1, 2009, respectively, using a combination of an income approach and market value approach. These tests contemplate our operating results and financial position, forecasted operating results, industry trends, market uncertainty and comparable industry multiples. As a result of these analyses, we determined that no impairment of our goodwill or trademarks existed.
Interest Expense, net
The following is a comparison of net interest expense for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,	(Decrease)	July 31,	August 1,	Increase
	2010	2009	Increase	2010	2009	(Decrease)
		(In millions)			(In millions)
Interest expense, net	$6.3	$7.2	$(0.9)	$14.8	$14.4	$0.4
Net interest expense for the thirteen weeks ended July 31, 2010 decreased from the same period in 2009 primarily due to reductions in the weighted average debt outstanding in the respective periods, from $501.8 million in the second quarter of 2009 to $80.8 million in the second quarter of 2010. This reduction in debt-related interest expense has been partially offset by additional tax-related interest expense recorded in connection with the discrete tax items in the quarter, with tax-related interest expense contributing more than half of net interest expense in the thirteen weeks ended July 31, 2010. Net interest expense for the twenty-six weeks ended July 31, 2010 increased from the same period in 2009 primarily due to the recording of this additional tax-related interest expense as well as approximately $1.4 million in fees associated with our related party debt, which was repaid in April 2010. We expect debt-related interest expense to decrease on a year-over-year comparative basis for the remainder of the year as a result of a lower average debt outstanding.
Income Tax Expense (Benefit)
The following is a comparison of income tax expense (benefit) for the thirteen and twenty-six weeks ended July 1, 2010 and August 1, 2009:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,		July 31,	August 1,
	2010	2009	Increase	2010	2009	Increase
		(In millions)			(In millions)
Income tax expense (benefit)	$1.9	$(0.1)	$2.0	$3.4	$(10.7)	$14.1
For the twenty-six weeks ended July 31, 2010 and August 1, 2009, our effective income tax rate, including discrete items, was (109.7%) and 21.3%, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. In the twenty-six weeks ended July 31, 2010, we recorded merger-related costs of $26.9 million, the majority of which do not receive any associated tax benefit, and limited the utilization of our net operating losses, contributing to a negative overall effective tax rate for the period. Income taxes for the twenty-six weeks ended August 1, 2009 were primarily impacted by the intraperiod tax allocation arising from other comprehensive income recognized from the remeasurement of our Pension Plan and Supplemental Executive Retirement Plan obligations due to our decision to freeze future benefits under the plans effective as of May 1, 2009, which resulted in an allocated tax benefit of $10.6 million to continuing operations and an off-setting tax expense included in other comprehensive income.
Income tax expense for the thirteen weeks ended July 31, 2010 was impacted primarily by changes in estimates related to previously existing uncertain tax positions based on new information. This expense was partially offset by a decrease in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust the current year-to-date expense to the revised estimate of our annual effective rate. The change in the estimated annual effective tax rate resulted in a tax benefit which partially offset the tax expense associated with these discrete items and the net income earned during this period. Income tax expense for the twenty-six weeks ended July 31, 2010 primarily reflects the effect of the aforementioned discrete items. Increases in income tax expense recorded in the thirteen and twenty-six weeks ended July 31, 2010 over the comparable prior year periods are reflective of increases in income (loss) before taxes and the impact of discrete items period-over-period.
We continue to provide a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles.
Discontinued Operations
Our discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business, which was sold on July 2, 2009. The operating results of these businesses have been classified as discontinued operations for all periods presented.
On July 2, 2009, we completed the sale of the J. Jill business for net proceeds of $64.3 million, pursuant to which Jill Acquisition LLC (the “Purchaser”) agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business. The 75 J. Jill stores that were not sold were closed. Gains and losses recorded in the periods subsequent to the closing are due to working capital adjustments and modifications to the estimated lease liabilities relating to the stores that were not sold and the Quincy, Massachusetts office space that is not being subleased or used. As of July 31, 2010, we had settled the lease liabilities of 73 of the 75 stores not acquired by the Purchaser. Lease termination costs were initially estimated and recorded at the time the stores were closed, or existing space vacated, and are adjusted subsequently, as necessary, when new information suggests that actual costs may vary from initial estimates. Total cash expenditures to settle the lease liabilities for the remaining two unsold stores cannot yet be finally determined and will depend on the outcome of negotiations with third parties. As a result, actual costs to terminate these leases may vary from current estimates and management’s assumptions and projections may change.
The $0.4 million income from discontinued operations recorded in the thirteen weeks ended July 31, 2010 includes adjustments to the estimated lease liabilities of the J. Jill, Talbots Kids and Mens businesses, primarily related to the execution of an agreement to terminate and settle the lease for a portion of the Company’s vacant leased Quincy office space not assumed by the Purchaser in the J. Jill sale, which reduced the Company’s recorded lease liability for this space that had not previously assumed a settlement option. The $3.1 million income from discontinued operations recorded in the twenty-six weeks ended July 31, 2010 includes similar adjustments, primarily relating to the Quincy office space as well as negotiated settlements on four of the leased J. Jill retail locations which were finalized in the first quarter of 2010. The loss from discontinued operations recorded in the thirteen and twenty-six weeks ended August 1, 2009 reflects the income (losses) incurred by the J. Jill business prior to ceasing operations in July 2009, a $5.7 million loss on the disposal of the J. Jill business recorded upon completion of the sale and adjustments to estimated lease liabilities relating to the Talbots Kids and Mens businesses.
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
In connection with the merger, we issued 41.5 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the warrant exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Pursuant to an agreement entered into during the merger process on December 8, 2009 (the “Sponsors’ Agreement”) between Talbots and the sponsors of BPW, Perella Weinberg Partners Acquisition LP and BPW BNYH Holdings LLC (together, the “Sponsors”), the Sponsors agreed not to transfer the shares of Talbots common stock held by them for 180 days after the completion of the merger, subject to certain exceptions and unless otherwise agreed to be waived by Talbots in whole or in part. Additionally, in connection with the merger, we repurchased and retired the 29.9 million shares held by AEON (U.S.A.), our former majority shareholder, in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”).
The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on NYSE Amex in April 2010. Approximately 17.2 million Talbots Warrants were outstanding at July 31, 2010.
The Non-Tendered Warrants have an exercise price of $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.6 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at July 31, 2010 are not exercisable for one year from the April 7, 2010 effective date of the merger, do not have anti-dilution rights, were de-listed from NYSE Amex concurrent with the merger and expire February 26, 2015.
The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. One million AEON Warrants were outstanding at July 31, 2010.
Further in connection with the consummation and closing of the BPW merger, we executed a new senior secured revolving credit agreement with a third-party lender (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permits us to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of reserves as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Through the end of the second quarter, loans made pursuant to the immediately preceding sentence carry interest, at our election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5%, depending on certain availability thresholds. Interest on borrowings is payable monthly in arrears. We pay a fee on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the agreement. As of July 31, 2010, our effective interest rate was 5.1% and we had additional borrowing availability of up to $111.6 million.
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
The agreement matures on October 7, 2013, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at our option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. We are required to make mandatory repayments in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that our outstanding indebtedness under the Credit Facility exceeds our maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment of borrowings outstanding at the LIBOR rate on a day that is not the last day of the respective interest period, we will reimburse the lenders for any resulting loss or expense that the lender may incur. Amounts voluntarily repaid prior to the maturity date may be re-borrowed.
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

The Credit Facility is our only outstanding debt agreement at July 31, 2010. Of the $125.0 million borrowed under the Credit Facility at its inception, approximately $37.4 million was outstanding at July 31, 2010. We had no outstanding letters of credit under the associated sub-facility at July 31, 2010.
Subsequent to the end of the quarter, on August 31, 2010, we entered into a First Amendment to the Credit Agreement with the third-party lender (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) three-month LIBOR plus 3.0% to 3.5%, or (b) the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012.
Concurrent with the execution of the First Amendment, we and the third-party lender entered into (a) a Master Agreement for Documentary Letters of Credit and (b) a Master Agreement for Standby Letters of Credit (each a “Master Agreement”), pursuant to which the lender will provide either documentary or standby letters of credit at our request to various beneficiaries on the terms set forth in the applicable Master Agreement, subject to any applicable limitations set forth in the Credit Facility.
Fiscal 2010 Outlook
We expect that our primary uses of cash in the next twelve months will be concentrated in (i) funding operations and working capital needs; (ii) investing in capital expenditures with approximately $34.1 million in capital expenditures expected for the remainder of fiscal 2010, primarily related to the store re-image initiative and investments in our operations, finance and information technology systems; and (iii) seeking to continue to deleverage our consolidated balance sheet by repaying our outstanding obligation under the Credit Facility.
Our cash and cash equivalents were $4.7 million as of July 31, 2010. Based on our assumptions, our forecast and operating cash flow plan for 2010, our borrowing availability under the Credit Facility and improvements to the Company’s capital composition, we anticipate that the Company will have sufficient liquidity to finance anticipated working capital and other expected cash needs for at least the next twelve months. Our ability to meet our cash needs, obtain additional financing as needed and satisfy our operating and other non-operating costs will depend upon, among other factors, our future operating performance and creditworthiness as well as external economic conditions and the general liquidity of the credit markets.
Cash Flows
The following is a summary of cash flows from continuing operations for the twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2010	2009
	(In millions)
Net cash provided by operating activities	$10.6	$41.3
Net cash provided by (used in) investing activities	327.1	(13.2)
Net cash (used in) provided by financing activities	(441.1)	18.2
Cash provided by operating activities
Cash provided by operating activities was $10.6 million during the twenty-six weeks ended July 31, 2010 compared to net cash provided by operating activities of $41.3 million during the twenty-six weeks ended August 1, 2009. Cash provided by operating activities in the twenty-six weeks ended July 31, 2010 is the result of earnings excluding non-cash items in the period-to-date, offset by increases in cash used in working capital changes, principally related to reductions in accounts payable and other liabilities in the year-to-date period. The comparative decrease period-over-period in cash provided of $30.7 million is primarily due to the inclusion and payment of merger-related costs in fiscal 2010 as well as changes in certain working capital items. Reflected in these working capital changes are significant decreases in merchandise inventories in both comparable periods, due to management’s efforts to implement a disciplined inventory management program over the past year; and significant decreases in accounts payable in both comparable periods.
Cash provided by (used in) investing activities
Cash provided by investing activities was $327.1 million during the twenty-six weeks ended July 31, 2010 compared to cash used in investing activities of $13.2 million during the twenty-six weeks ended August 1, 2009, an increase of $340.3 million. The cash flows provided by investing activities in 2010 primarily reflect the $333.0 million of cash and cash equivalents acquired in the merger with BPW on April 7, 2010. See Recent Developments for further information regarding this transaction.
Cash flows used in investing activities relate solely to purchases of property and equipment in both periods presented. Cash used for purchases of property and equipment during the twenty-six weeks ended July 31, 2010 was $5.9 million compared to $13.2 million during the twenty-six weeks ended August 1, 2009. This $7.3 million decline in capital expenditures reflects a continuation of reduced capital spend initiated in fiscal 2009 as we finalize our strategy to determine the extent of the roll-out of new fixtures and furnishings under our store re-image initiative in key retail locations and investments in our operations, finance and information technology systems, including implementing an enhanced planning and allocation system.
In the second quarter of 2010, we began store renovations of fourteen retail locations in three key markets under our store re-image initiative. Renovations of these locations are expected to be completed early in the third quarter of 2010 and include $6.2 million of related capital expenditures. In connection with the renovations, $0.6 million of expenses related to accelerate depreciation of property and equipment and costs associated with property disposals were recorded in the second quarter of 2010, with primarily all of the expenses classified as cost of sales, buying and occupancy in the consolidated statement of operations. Further in the second quarter of 2010, we began a complete rebuild of an additional location in a key market. Rebuild of this location is expected to be completed in the third quarter of 2010 and include $2.9 million of capital expenditures and $0.1 million of related expense.
These renovations mark the first roll-out of a multi-faceted store re-image initiative, a program designed to translate our updated brand image of “Tradition Transformed” into a renovated storefront and store lay-out. Implementation of this initiative is primarily comprised of two programs — first, a store renovation with new lay-out, fixtures, and exterior updates and signage and second, a storefront refresh with new signage and exterior updates. We believe the store re-image initiative is a key component in our plan to improve customer traffic and drive store productivity and could be a significant portion of our future capital investment. Based on the results of the renovations begun in the second quarter, we will evaluate the scope and execution of the next phase of the initiative.
We expect to spend approximately $34.1 million in gross capital expenditures during the remainder of fiscal 2010, primarily related to the store re-image initiative and systems improvements.
Cash (used in) provided by financing activities
Cash used in financing activities was $441.1 million during the twenty-six weeks ended July 31, 2010 compared to cash provided by financing activities of $18.2 million during the twenty-six weeks ended August 1, 2009. This change is primarily correlated to an outstanding debt reduction in the twenty-six weeks ended July 31, 2010 compared to an outstanding debt increase in the twenty-six weeks ended August 1, 2009 with outstanding debt totaling $37.4 million at July 31, 2010, $486.5 million at January 30, 2010, and $497.1 million at August 1, 2009. The net use of cash in financing activities in the twenty-six weeks ended July 31, 2010 primarily reflects the repayment of $486.5 million in related party debt and payment of debt and equity issuance costs in connection with the merger with BPW, partially offset by net borrowings on our new revolving credit facility of $37.4 million and proceeds from the exercise of Non-Tendered Warrants of $19.0 million. The net proceeds of cash from financing activities in the twenty-six weeks ended August 1, 2009 primarily reflect a net borrowing on credit facilities of $20.2 million, partially offset by payments of debt issuance costs and the repurchase of shares surrendered by employee stock-award holders to satisfy employees’ tax withholding obligations.

Cash (used in) provided by discontinued operations
Net cash used in discontinued operations was $5.0 million for the twenty-six weeks ended July 31, 2010 compared to net cash provided by discontinued operations of $48.6 million for the twenty-six weeks ended August 1, 2009. In the twenty-six weeks ended July 31, 2010, cash used in discontinued operations was primarily related to the remaining lease liabilities of the Talbots Kids, Mens and U.K. businesses and the J. Jill business. Cash provided by discontinued operations in the comparable period of the prior year includes net cash proceeds from the sale of the J. Jill business of $64.3 million.
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
Contractual Obligations
In the first quarter of 2010, we settled lease liabilities of four of the J. Jill retail locations which were not assumed in the purchase of the J. Jill business or previously settled by us in fiscal 2009. In the second quarter of 2010, we settled a portion of the lease liability of the Quincy, Massachusetts office space which was not assumed in the purchase of the J. Jill business or previously settled by us in fiscal 2009. Except for changes in our outstanding financing arrangements, including the repayment of our outstanding related party debt and borrowing under the Credit Facility in April 2010, discussed in the Liquidity and Capital Resources section above, there were no other material changes to our contractual obligations during the twenty-six weeks ended July 31, 2010. For a complete discussion of our contractual obligations, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K.
Forward-looking Information
This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “projected,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future financial performance and results, future credit facilities and availability, future cash flows and cash needs, and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our liquidity, internal plan, regular-price and markdown selling, operating cash flows, and credit availability for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:
•	the continuing material impact of the volatility in the U.S. economic environment and global economic uncertainty on our business, continuing operations, liquidity, financing plans and financial results, including substantial negative impact on consumer discretionary spending and consumer confidence, substantial loss of household wealth and savings, the disruption and significant tightening in the U.S. credit and lending markets and potential long-term unemployment levels;

•	the satisfaction of all borrowing conditions under our credit facility including accuracy of all representations and warranties, no events of default, absence of material adverse effect or change and all other borrowing conditions;

•	any lack of sufficiency of available cash flows and other internal cash resources to satisfy all future operating needs and other cash requirements;

•	the ability to access on satisfactory terms, or at all, adequate financing and sources of liquidity necessary to fund our continuing operations and strategic initiatives and to obtain further increases in our credit facilities as may be needed from time to time;

•	the impact of the current regulatory environment and financial systems reforms on our business, including new consumer credit rules;

•	the success and customer acceptance of our merchandise offerings;

•	the risks associated with our appointment of an exclusive global merchandise buying agent, including that the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected; and the risk that upon any cessation of the relationship, for any reason, we would be unable to successfully transition to an internal or other external sourcing function;

•	the ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with acceptable payment terms and the risk that suppliers could require earlier or immediate payment or other security due to any payment concerns;

•	the risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any impact to or disruption in our supply of merchandise including from any current and any future increased political or other unrest in various Asian countries which are our sources of merchandise supply or any other disruption in our ability to adequately obtain alternate merchandise supply as may be necessary;

•	the ability to successfully execute, fund and achieve the expected benefits of supply chain initiatives, anticipated lower inventory levels, cost reductions and all current and future strategic initiatives;

•	any significant interruption or disruption in the operation of our distribution facility or the domestic and international transportation infrastructure;

•	the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;

•	any future store closings and the success of and necessary funding for closing underperforming stores;

•	the ability to reduce spending as needed;

•	the ability to achieve our 2010 financial plan for operating results, working capital and cash flows;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	the ability to accurately estimate and forecast future regular-price and markdown selling, operating cash flows and other future financial results and financial position;

•	the risk of impairment of goodwill and other intangible and long-lived assets; and

•	the risks and uncertainties associated with the outcome of litigation, claims, tax audits, and tax and other proceedings and the risk that actual liabilities, assessments and financial impact will exceed any estimated, accrued or expected amounts or outcomes.
All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Report or included in our other periodic reports filed with the SEC could materially and adversely affect our continuing operations and our future financial results, cash flows, prospects and liquidity. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.
In addition to the information set forth in this Report, you should carefully consider the risk factors and risks and uncertainties included in our 2009 Annual Report on Form 10-K and other periodic reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.
At July 31, 2010, we had outstanding variable rate borrowings of $37.4 million under our Credit Facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have caused an additional pre-tax charge of $0.1 million for the quarter ended July 31, 2010.
We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 20 stores in Canada as of July 31, 2010. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2010.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, on January 12, 2010, a Talbots common shareholder filed a putative class and derivative action captioned Campbell v. The Talbots, Inc., et al., C.A. No. 5199-VCS, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against Talbots; Talbots’ board of directors; AEON (U.S.A.), Inc.; BPW Acquisition Corp. (“BPW”); Perella Weinberg Partners LP, a financial advisor to the audit committee of the Board of Directors of the Company and an affiliate of Perella Weinberg Partners Acquisition LP, one of the sponsors of BPW; and the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW. Among other things, the complaint asserts claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of certain sections of the Delaware General Corporation Law (“DGCL”) and Talbots’ by-laws in connection with the negotiation and approval of the merger agreement between Talbots and BPW. We cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any.For additional information concerning this proceeding, please see Item 3, Legal Proceedings of our 2009 Annual Report on Form 10-K.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed in Part I, Item 1A, Risk Factors, of our 2009 Annual Report on Form 10-K, any of which could materially affect our business, operations, financial position or future results. The risks described in our 2009 Annual Report on Form 10-K are not intended to be exhaustive, are not the only risks facing the Company and are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes included in this Quarterly Report. There have been no material changes from risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchase activity under certain equity programs for the thirteen weeks ended July 31, 2010 is set forth below:

			Approximate Dollar
			Value of Shares that
	Total Number of	Average Price	may yet be Purchased
	Shares	Paid per	under the Equity
Period	Purchased (1)	Share	Award Programs (2)
May 2, 2010 through May 29, 2010	11,541	$0.10	$20,145
May 30, 2010 through July 3, 2010	20,423	4.65	20,157
July 4, 2010 through July 31, 2010	2,053	2.53	20,128

Total	34,017	$2.98	$20,128

(1)	We repurchased 25,575 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

Our equity program permits employees to tender shares in order to satisfy the employee’s tax withholding obligations from the vesting of their restricted stock. During the period, we repurchased 8,442 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $11.97 per share.

(2)	As of July 31, 2010, there were 2,012,818 shares of nonvested stock that were subject to buyback at $0.01 per share, or $20,128.18 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.

Item 6. Exhibits
10.1	First Amendment to Credit Agreement, dated August 31, 2010, by and among, the Company, TCFC, TGLP, each as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, and General Electric Capital Corporation, as Agent, for the financial institutions from time to time party thereto, and as a lender. (1)

10.2	Master Agreement for Documentary Letters of Credit, dated August 31, 2010, by General Electric Capital Corporation, the Company, TCFC, TGLP, Talbots Classics, Inc., Talbots Import, LLC, Birch Pond Realty Corporation, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited, and Talbots (Canada), Inc. (1)

10.3	Master Agreement for Standby Letters of Credit, dated August 31, 2010, by General Electric Capital Corporation, the Company, TCFC, TGLP, Talbots Classics, Inc., Talbots Import, LLC, Birch Pond Realty Corporation, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited, and Talbots (Canada), Inc. (1)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (2)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company, and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company. (2)

(1)	Incorporated by reference to the Current Report on Form 8-K filed on August 31, 2010.

(2)	Filed with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 8, 2010	THE TALBOTS, INC.
	By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)