Form 10-Q
period 2010-10-30
TALBOTS INC
filed 2010-12-07
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
The number of shares outstanding of the registrant’s common stock as of December 1, 2010: 70,467,344 shares.

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts in thousands except per share data

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	$299,099	$308,891	$920,502	$919,707

Costs and expenses
Cost of sales, buying and occupancy	171,395	185,591	548,017	616,986
Selling, general and administrative	106,294	99,216	307,508	304,919
Merger-related costs	787	—	27,650	—
Restructuring charges	245	389	5,316	9,660
Impairment of store assets	545	1,320	551	1,351

Operating income (loss)	19,833	22,375	31,460	(13,209)

Interest
Interest expense	2,371	7,236	17,176	21,836
Interest income	22	34	64	253

Interest expense, net	2,349	7,202	17,112	21,583

Income (loss) before taxes	17,484	15,173	14,348	(34,792)

Income tax expense (benefit)	510	(291)	3,949	(10,957)

Income (loss) from continuing operations	16,974	15,464	10,399	(23,835)

Income (loss) from discontinued operations, net of taxes	74	(911)	3,222	(9,666)

Net income (loss)	$17,048	$14,553	$13,621	$(33,501)

Basic earnings (loss) per share:
Continuing operations	$0.24	$0.29	$0.16	$(0.44)
Discontinued operations	—	(0.02)	0.04	(0.18)

Net earnings (loss)	$0.24	$0.27	$0.20	$(0.62)

Diluted earnings (loss) per share:
Continuing operations	$0.24	$0.28	$0.15	$(0.44)
Discontinued operations	—	(0.02)	0.04	(0.18)

Net earnings (loss)	$0.24	$0.26	$0.19	$(0.62)

Weighted average shares outstanding:

Basic	68,424	53,856	64,878	53,768

Diluted	69,442	55,081	66,008	53,768

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Amounts in thousands

	October 30,	January 30,	October 31,
	2010	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,384	$112,775	$72,005
Customer accounts receivable, net	171,059	163,587	182,725
Merchandise inventories	184,699	142,696	165,892
Deferred catalog costs	5,386	6,685	7,751
Prepaid and other current assets	52,085	48,139	49,579
Due from related party	—	959	1,789
Income tax refundable	—	2,006	—

Total current assets	415,613	476,847	479,741

Property and equipment, net	192,115	220,404	233,653
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Other assets	19,523	17,170	14,912

Total Assets	$738,648	$825,818	$839,703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$96,525	$104,118	$103,407
Accrued liabilities	151,281	148,177	150,674
Revolving credit facility	68,751	—	—
Current portion of related party debt	—	486,494	8,506
Notes payable to banks	—	—	141,100
Current portion of long-term debt	—	—	80,000

Total current liabilities	316,557	738,789	483,687

Related party debt less current portion	—	—	241,494
Long-term debt less current portion	—	—	20,000
Deferred rent under lease commitments	99,278	111,137	124,126
Deferred income taxes	28,456	28,456	28,456
Other liabilities	109,285	133,072	132,501

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 200,000,000 authorized; 97,181,614 shares, 81,473,215 shares, and 81,473,215 shares issued, respectively, and 70,461,156 shares, 55,000,142 shares, and 55,068,373 shares outstanding, respectively	972	815	815
Additional paid-in capital	858,178	499,457	497,311
Retained deficit	(35,069)	(48,690)	(52,779)
Accumulated other comprehensive loss	(51,130)	(51,179)	(50,028)
Treasury stock, at cost; 26,720,458 shares, 26,473,073 shares, and 26,404,842 shares, respectively	(587,879)	(586,039)	(585,880)

Total stockholders’ equity (deficit)	185,072	(185,636)	(190,561)

Total Liabilities and Stockholders’ Equity (Deficit)	$738,648	$825,818	$839,703

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in thousands

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,621	$(33,501)
Income (loss) from discontinued operations, net of tax	3,222	(9,666)

Income (loss) from continuing operations	10,399	(23,835)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	46,897	57,087
Stock-based compensation	11,485	4,277
Amortization of debt issuance costs	2,551	2,320
Impairment of store assets	551	1,351
Loss on disposal of property and equipment	229	76
Deferred rent	(8,093)	(7,978)
Deferred income taxes	—	(10,226)
Changes in assets and liabilities:
Customer accounts receivable	(7,428)	(13,176)
Merchandise inventories	(41,870)	41,137
Deferred catalog costs	1,299	(2,956)
Prepaid and other current assets	(5,402)	(12,887)
Due from related party	959	(1,413)
Income tax refundable	2,006	26,646
Accounts payable	(7,621)	(17,719)
Accrued liabilities	10,634	(16,179)
Other assets	(530)	(676)
Other liabilities	(24,148)	(5,041)

Net cash (used in) provided by operating activities	(8,082)	20,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(18,739)	(17,106)
Proceeds from disposal of property and equipment	15	61
Cash acquired in merger with BPW Acquisition Corp	332,999	—

Net cash provided by (used in) investing activities	314,275	(17,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	1,185,238	—
Payments on revolving credit facility	(1,116,487)	—
Proceeds from related party borrowings	—	230,000
Payments on related party borrowings	(486,494)	—
Proceeds from working capital notes payable	—	8,000
Payments on working capital notes payable	—	(15,400)
Payments on long-term borrowings	—	(208,351)
Payment of debt issuance costs	(6,080)	(1,833)
Payment of equity issuance costs	(3,594)	—
Proceeds from warrants exercised	19,042	—
Proceeds from options exercised	652	—
Purchase of treasury stock	(1,840)	(397)

Net cash (used in) provided by financing activities	(409,563)	12,019

EFFECT OF EXCHANGE RATE CHANGES ON CASH	369	537

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(7,390)	(26,103)
Investing activities	—	63,827
Effect of exchange rate changes on cash	—	29

	(7,390)	37,753

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(110,391)	54,072
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,775	16,551
INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	1,382

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,384	$72,005

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
2. Summary of Significant Accounting Policies and Other Information
There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Recent Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but certain requirements must be met. The Company does not expect the adoption of ASU 2009-13 will have any impact on its condensed consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosure, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During fiscal 2010, the Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The Company intends to adopt the remaining disclosure requirements when they become effective in the first quarter of fiscal 2011. The Company does not expect the additional disclosure requirements of ASU 2010-06 will have any impact on its condensed consolidated financial statements.
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the allowance for doubtful accounts. The provisions of this ASU are effective beginning with the Company’s annual report for the year ending January 29, 2011. The Company is still evaluating the impact of this ASU on its condensed consolidated financial statements, however, it is disclosure-only in nature.

Supplemental Cash Flow Information
Interest paid for the thirty-nine weeks ended October 30, 2010 and October 30, 2009 was $17.7 million and $15.9 million, respectively. Income taxes paid for the thirty-nine weeks ended October 30, 2010 and October 30, 2009 was $5.1 million and $1.6 million respectively.
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
The Company considered the following principal facts and circumstances to determine the accounting acquirer: (i) the purpose of the merger was to assist the Company with the refinancing of its business and Talbots initiated the transaction; (ii) the Company is the larger of the two combining entities and is the remaining operating company; (iii) Talbots’ continuing Board of Directors retained a majority of the seats on the combined company’s Board of Directors; (iv) BPW has no appointment rights after the initial consent to appoint three additional Board members; (v) the Company’s existing senior management team has continued as senior management of the combined company; and (vi) the terms of the exchange provided BPW shareholders with a premium over the market price of BPW shares of common stock prior to the announcement of the merger. Based on these facts and other considerations, the Company determined that Talbots was the accounting acquirer.
BPW had no significant commercial operations and its only significant pre-combination assets were cash and cash equivalents which were already recognized at fair value. The Company recorded the shares of common stock and warrants issued in the merger at the fair value of BPW’s net monetary assets received on April 7, 2010. The net monetary assets received in the transaction, consisting solely of cash and cash equivalents, were $333.0 million, after payment of all prior BPW obligations. No goodwill or intangible assets were recorded in the transaction.
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

The following summarizes the changes to stockholders’ (deficit) equity including the impact of the BPW Transactions at October 30, 2010:

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(In thousands except share data)	Shares	$ Amount	Capital	Deficit	Loss	Stock	(Deficit) Equity
Balance at January 30, 2010	81,473,215	$815	$499,457	$(48,690)	$(51,179)	$(586,039)	$(185,636)

Merger and related BPW Transactions:
Issuance of common stock and warrants in merger with BPW	41,469,003	415	332,584	—	—	—	332,999
Issuance of warrants to repurchase and retire common stock held by AEON (U.S.A.)	(29,921,829)	(299)	299	—	—	—	—
Equity issuance costs	—	—	(3,594)	—	—	—	(3,594)
Extinguishment of related party debt	—	—	(1,706)	—	—	—	(1,706)

Total merger-related	11,547,174	116	327,583	—	—	—	327,699

Exercise of Non-Tendered Warrants	2,538,946	25	19,017	—	—		19,042
Exercise of stock options	197,329	2	650	—	—	—	652
Stock-based compensation	1,424,950	14	11,471	—	—	—	11,485
Purchase of 247,385 shares of vested and nonvested common stock awards	—	—	—	—	—	(1,840)	(1,840)
Net income	—	—	—	13,621	—	—	13,621
Translation adjustment	—	—	—	—	446		446
Change in pension and postretirement liabilities	—	—	—	—	(397)	—	(397)

Balance at October 30, 2010	97,181,614	$972	$858,178	$(35,069)	$(51,130)	$(587,879)	$185,072

The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on NYSE Amex in April 2010. Approximately 17.2 million Talbots Warrants were outstanding at October 30, 2010.
The Non-Tendered Warrants have an exercise price of $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.5 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at October 30, 2010 are not exercisable for one year from the April 7, 2010 effective date of the merger, do not have anti-dilution rights, were de-listed from NYSE Amex concurrent with the merger and expire February 26, 2015.
The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. One million AEON Warrants were outstanding at October 30, 2010.
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
Further in connection with the consummation and closing of the BPW merger, the Company executed a new senior secured revolving credit agreement with third-party lenders which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions. See Note 11, Debt, for further information including key terms of this credit agreement.
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
Merger-related costs are those expenses incurred in order to effect the merger, including advisory, legal, accounting, valuation, and other professional or consulting fees as well as certain general and administrative costs incurred by the Company as a direct result of the closing of the merger, including an incentive award given to certain executives and members of management, contingent upon the successful closing of the BPW merger. The incentive portion of merger-related costs was awarded in restricted stock units and cash for efforts related to the closing of the BPW merger. The cash bonus awarded was paid in the first quarter of 2010 in connection with the consummation of the BPW merger. The restricted stock units awarded will cliff vest 12 months from the completion of the BPW merger. Other costs primarily include printing and mailing expenses related to proxy solicitation and incremental insurance expenses related to the transaction. The Company estimates total merger-related costs of approximately $37.1 million, of which $8.2 million and $27.7 million were expensed in fiscal 2009 and the thirty-nine weeks ended October 30, 2010, respectively. Approximately $1.2 million of merger-related costs are estimated to be incurred in future periods related to the incentive award. In addition, the Company expects to continue to incur merger-related legal expenses as a result of the legal proceedings discussed in Note 13, Legal Proceedings. In the thirteen weeks ended October 30, 2010, the Company updated its estimate of legal expenses incurred related to these proceedings under its indemnification obligations with the other parties to this matter, resulting in a credit to merger-related accounting and legal expenses in the third quarter of 2010. Approximately $7.7 million of costs incurred in connection with the new senior secured revolving credit facility were recorded as deferred financing costs and included in other assets on the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility. Approximately $3.6 million of costs incurred in connection with the registration and issuance of the common stock and warrants were charged to additional paid-in capital.
Details of the merger-related costs recorded in the thirteen and thirty-nine weeks ended October 30, 2010 are as follows:

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 30, 2010	October 30, 2010
	(In thousands)
Investment banking	$—	$14,255
Accounting and legal	(431)	6,219
Financing incentive compensation	1,210	5,638
Other costs	8	1,538

Total	$787	$27,650

The following pro forma summary financial information presents the operating results of the combined company assuming the merger and related events, including the repurchase of common stock held by AEON (U.S.A.) and repayment of all outstanding indebtedness owed to AEON and AEON (U.S.A.) and the execution of the new senior secured revolving credit agreement, had been completed on February 1, 2009, the beginning of Talbots’ fiscal year ended January 30, 2010. The $1.2 million of estimated future merger-related costs are not reflected in the pro forma information in accordance with the rules for preparation of pro forma statement of operations data.

	Thirteen Weeks Ended
	October 30, 2010		October 31, 2009
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)
Net sales	$299,099	$299,099	$308,891	$308,891
Operating income	19,833	19,833	22,375	22,146
Income from continuing operations	16,974	16,974	15,464	19,651
Earnings from continuing operations per share:
Basic	$0.24	$0.24	$0.29	$0.30
Diluted	$0.24	$0.24	$0.28	$0.29
Weighted average shares outstanding:
Basic	68,424	68,424	53,856	65,403
Diluted	69,442	69,442	55,081	66,628

	Thirty-Nine Weeks Ended
	October 30, 2010		October 31, 2009
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)
Net sales	$920,502	$920,502	$919,707	$919,707
Operating income (loss)	31,460	24,588	(13,209)	(13,812)
Income (loss) from continuing operations	10,399	8,787	(23,835)	(10,254)
Earnings (loss) from continuing operations per share:
Basic	$0.16	$0.13	$(0.44)	$(0.16)
Diluted	$0.15	$0.12	$(0.44)	$(0.16)
Weighted average shares outstanding:
Basic	64,878	67,670	53,768	65,315
Diluted	66,008	68,800	53,768	65,315
Based on the nature of the BPW entity, there was no revenue or earnings associated with BPW included in the consolidated statements of operations for the thirteen or thirty-nine weeks ended October 30, 2010.

4. Restructuring
In late 2007, management developed a strategic business plan focused on the following areas: brand positioning, productivity, store growth and productivity, non-core concepts, distribution channels, the J. Jill business and other operating matters. In response to declines in the U.S. and global economy in late 2008 and 2009, management directed its focus to those areas which would reduce costs and streamline the organization, while continuing to redefine the brand and make product improvements. The actions taken during 2009 and 2010 included reducing headcount and employee benefit costs, shuttering or disposing of non-core businesses, and reducing office and retail space when determined to no longer coincide with the vision of the brand or the needs of the business, among other steps.
In the thirty-nine weeks ended October 30, 2010, the Company recorded $5.3 million of restructuring expense primarily related to the consolidation of the Company’s Madison Avenue, New York flagship location in which the Company reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out. In the thirty-nine weeks ended October 31, 2009, the Company recorded $9.7 million of restructuring expense primarily due to costs associated with the closing of the Company’s Hong Kong and India sourcing offices as well as reductions in the Company’s corporate sourcing headcount in the third quarter of 2009, estimated lease termination costs for the portion of the Company’s Tampa, Florida data center that ceased to be used in July 2009, and severance expense due to corporate headcount reductions in the first quarter of 2009.
The following is a summary of the activity and liability balances related to restructuring for the thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 30, 2010	$3,089	$784	$3,873
Charges	1,164	4,152	5,316
Cash payments	(3,605)	(846)	(4,451)
Non-cash items	26	(44)	(18)

Balance at October 30, 2010	$674	$4,046	$4,720

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 31, 2009	$10,882	$—	$10,882
Charges	7,551	2,109	9,660
Cash payments	(15,811)	(543)	(16,354)
Non-cash items	839	(641)	198

Balance at October 31, 2009	$3,461	$925	$4,386

The non-cash items primarily consist of the write-off of certain leasehold improvements, lease adjustments and changes to stock-based compensation expense related to terminated employees. Of the $4.7 million in restructuring liabilities at October 30, 2010, $2.0 million, expected to be paid within the next twelve months, is included in accrued liabilities and the remaining $2.7 million, expected to be paid thereafter through 2014, is included in deferred rent under lease commitments.

5. Stock-Based Compensation
Total stock-based compensation expense related to stock options, nonvested stock awards and restricted stock units (“RSUs”) was $3.7 million and $2.1 million for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively, and $11.5 million and $4.3 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.
The compensation expense was classified in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(In thousands)
Cost of sales, buying and occupancy	$283	$154	$667	$572
Selling, general and administrative	2,263	1,994	7,546	4,544
Merger-related costs	1,210	—	3,298	—
Restructuring charges	(26)	(27)	(26)	(839)

Total	$3,730	$2,121	$11,485	$4,277

Stock Options
The weighted-average fair value of options granted during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, estimated as of the grant date using the Black-Scholes option pricing model, was $10.40 and $1.73 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2010	2009
Risk-free interest rate	3.1%	2.0%
Expected life of options	6.8 years	4.8 years
Expected volatility of underlying stock	79.7%	83.8%
Expected dividend yield	0.0%	0.0%
The following is a summary of stock option activity for the thirty-nine weeks ended October 30, 2010:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value
				(In thousands)
Outstanding at January 30, 2010	10,402,019	$24.06
Granted	92,385	14.26
Exercised	(197,329)	3.30
Forfeited or expired	(3,010,517)	22.85

Outstanding at October 30, 2010	7,286,558	$25.00	3.4	$9,893

Exercisable at October 30, 2010	6,003,547	$29.32	2.3	$2,630

As of October 30, 2010, there was $1.8 million of unrecognized compensation cost related to stock options that are expected to vest.

Nonvested Stock Awards and RSUs
The following is a summary of nonvested stock awards and RSU activity for the thirty-nine weeks ended October 30, 2010:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Nonvested at January 30, 2010	1,330,890	$12.62
Granted	1,766,651	11.67
Vested	(519,548)	16.38
Forfeited	(101,129)	10.82

Nonvested at October 30, 2010	2,476,864	$11.23

As of October 30, 2010, there was $12.3 million of unrecognized compensation cost related to nonvested stock awards and RSUs that are expected to vest, excluding merger-related awards discussed in Note 3, Merger with BPW Acquisition Corp. and Related Transactions.
6. Income Taxes
The Company’s effective income tax rate, including discrete items, was 27.5% and 31.5% for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. Income taxes for the thirteen weeks ended October 30, 2010 and October 31, 2009 are primarily functions of the Company’s applicable effective rates and the results of operations in the respective periods. Income tax expense for the thirty-nine weeks ended October 30, 2010 was impacted primarily by changes in estimates related to previously existing uncertain tax positions based on new information recorded in the second quarter of 2010. Income taxes for the thirty-nine weeks ended October 31, 2009 were primarily impacted by the intraperiod tax allocation arising from other comprehensive income recognized from the remeasurement of the Company’s Pension Plan and Supplemental Executive Retirement Plan obligations due to the Company’s decision to freeze future benefits under the plans effective as of May 1, 2009, which resulted in an allocated tax benefit of $10.6 million to continuing operations and an off-setting tax expense included in other comprehensive income.
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

The results of discontinued operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(In thousands)
Net sales	$—	$1	$—	$178,297

Loss from operations	(122)	(612)	(238)	(3,639)
Gain (loss) on disposal	196	(299)	3,460	(6,027)

Income (loss) from discontinued operations	$74	$(911)	$3,222	$(9,666)

The loss from operations includes on-going liability adjustments related to the Talbots Kids and Mens businesses and, for the thirty-nine weeks ended October 31, 2009, the operating results of the J. Jill business prior to disposal. The gain on disposal for the thirteen weeks ended October 30, 2010 includes approximately $0.4 million of favorable adjustments to estimated sales tax liabilities, partially offset by $0.2 million of accretion of existing lease liabilities. The gain on disposal for the thirty-nine weeks ended October 30, 2010 includes these net adjustments as well as approximately $2.4 million of favorable adjustments to estimated lease liabilities, due to the settlement of a portion of the former J. Jill office space in Quincy, Massachusetts and four J. Jill store leases not assumed by the Purchaser in the J. Jill sale, and approximately $0.9 million of favorable adjustments to other assets. The loss on disposal recorded in the thirteen and thirty-nine weeks ended October 31, 2009 primarily reflects the loss on disposal recorded at the closing of the J. Jill sale in 2009.
The results for the periods presented reflect no income tax expense (benefit) as the Company recorded a valuation allowance for substantially all of its deferred taxes due to insufficient positive evidence that the deferred tax assets would be realized in the future.
Pursuant to the purchase and sale agreement in the sale of J. Jill, the Purchaser agreed to assume certain assets and liabilities relating to the J. Jill business, including purchasing 205 of the 280 J. Jill stores held at the time of purchase. The 75 J. Jill stores that were not sold were closed. As of October 30, 2010, the Company had settled the lease liabilities of 73 of the 75 stores not acquired by the Purchaser. Lease termination costs were initially estimated and recorded at the time the stores were closed, or existing space vacated, and are adjusted subsequently, as necessary, when new information suggests that actual costs may vary from initial estimates. Income and loss recorded in the periods subsequent to disposal are due to working capital adjustments and modifications to the estimated lease liabilities relating to the stores that were not sold and the Quincy, Massachusetts office space that is not being subleased or used. Total cash expenditures to settle the lease liabilities for the remaining two unsold stores will depend on the outcome of negotiations with third parties. As a result, actual costs to terminate these leases may vary from current estimates and management’s assumptions and projections may change.
At January 30, 2010, the Company had remaining recorded lease-related liabilities from discontinued operations of $16.7 million. During the thirty-nine weeks ended October 30, 2010, the Company made cash payments of approximately $7.5 million, recorded other income due to favorable settlements of estimated lease liabilities of $2.4 million and recorded additional expense related to liability adjustments of $0.3 million, resulting in a total estimated remaining recorded liability of $7.1 million as of October 30, 2010. Of these liabilities, approximately $3.6 million is expected to be paid out within the next 12 months and is included within accrued liabilities as of October 30, 2010.
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

Diluted earnings per share is computed after giving consideration to the dilutive effect of warrants, stock options and restricted stock units that are outstanding during the period, except where such non-participating securities would be antidilutive.
Basic and diluted earnings (loss) per share from continuing operations were computed as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
Basic earnings (loss) per share:

Income (loss) from continuing operations	$16,974	$15,464	$10,399	$(23,835)
Less: income associated with participating securities	489	110	311	—

Income (loss) associated with common stockholders	$16,485	$15,354	$10,088	$(23,835)

Weighted average shares outstanding	68,424	53,856	64,878	53,768

Basic earnings (loss) per share — continuing operations	$0.24	$0.29	$0.16	$(0.44)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
Diluted earnings (loss) per share:

Income (loss) from continuing operations	$16,974	$15,464	$10,399	$(23,835)
Less: income associated with participating securities	482	110	306	—

Income (loss) associated with common stockholders	$16,492	$15,354	$10,093	$(23,835)

Weighted average shares outstanding	68,424	53,856	64,878	53,768
Effect of dilutive securities	1,018	1,225	1,130	—

Diluted weighted average shares outstanding	69,442	55,081	66,008	53,768

Diluted earnings (loss) per share — continuing operations	$0.24	$0.28	$0.15	$(0.44)

The following common stock equivalents were excluded from the calculation of earnings (loss) per share because their inclusion would have been anti-dilutive for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Nonvested stock	—	—	—	1,308,665
Nonvested director RSUs	—	—	—	130,000
Stock options	5,681,523	8,852,069	5,681,523	10,525,635
Warrants	18,242,750	—	18,242,750	—

	23,924,273	8,852,069	23,924,273	11,964,300

9. Comprehensive Income (Loss)
The following illustrates the Company’s total comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$17,048	$14,553	$13,621	$(33,501)
Other comprehensive income (loss):
Translation adjustment	85	(371)	446	1,102
Change in pension and postretirement plan liabilities	(132)	(175)	(397)	15,949

Total comprehensive income (loss)	$17,001	$14,007	$13,670	$(16,450)

The translation adjustments and the changes in pension and postretirement plan liabilities for the thirteen and thirty-nine weeks ended October 30, 2010 reflect no income tax expense (benefit) as the Company continues to maintain a valuation allowance for substantially all of its deferred taxes due to insufficient positive evidence that the deferred tax assets would be realized in the future. The translation adjustments for the thirteen and thirty-nine weeks ended October 31, 2009 reflect an income tax benefit of $0.6 million due to the intraperiod tax allocation to the translation adjustments to-date. The change in pension and postretirement plan liabilities for the thirty-nine weeks ended October 31, 2009 include recorded tax expense of $10.8 million related to the curtailment of the Company’s pension and postretirement plans in the first quarter of 2009, while there was no tax expense (benefit) allocated to the change in pension and postretirement plan liabilities for the thirteen weeks ended October 31, 2009.
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
The Company’s financial instruments at October 30, 2010 consist primarily of cash and cash equivalents, accounts receivable, investments in the Company’s irrevocable grantor’s trust (“Rabbi Trust”) that holds assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan, accounts payable and debt. The Company believes the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair values due to their short-term nature. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 measurements) and are not significant to the total value of the Rabbi Trust. The investments in life insurance policies held in the Rabbi Trust are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value measurement. The Company believes that the carrying value of debt approximates fair value at October 30, 2010 as the interest rates are market-based variable rates and were re-set with the third-party lenders during the quarter.
The Company monitors the performance and productivity of its store portfolio and closes stores when appropriate. When it is determined that a store is underperforming or is to be closed, the Company reassesses the recoverability of the store’s long-lived assets, which in some cases results in an impairment charge. In the thirteen weeks ended October 30, 2010, the Company performed impairment analyses on the assets of certain stores, primarily triggered by the Company’s expectation to close certain store locations over the next three years. In the thirteen weeks ended October 31, 2009, the Company performed impairment analyses on the assets of certain stores, primarily triggered by reviews of the stores’ operating results. The following table summarizes the non-financial assets that were measured at fair value on a non-recurring basis in performing these analyses for the thirteen week periods ended October 30, 2010 and October 31, 2009:

		Fair Value Measurements Using
		Quoted Market	Observable		Impairment of
	Net Carrying	Prices in Active	Inputs Other	Significant	Store Assets,
	Value at	Markets for	than Quoted	Unobservable	Thirteen Weeks
	October 30,	Identical Assets	Market Prices	Inputs	Ended October 30,
	2010	(Level 1)	(Level 2)	(Level 3)	2010
Long-lived assets held and used	$1,371	$—	$—	$1,371	$545

Total	$1,371	$—	$—	$1,371	$545

		Fair Value Measurements Using
		Quoted Market	Observable		Impairment of
	Net Carrying	Prices in Active	Inputs Other	Significant	Store Assets,
	Value at	Markets for	than Quoted	Unobservable	Thirteen Weeks
	October 31,	Identical Assets	Market Prices	Inputs	Ended October 31,
	2009	(Level 1)	(Level 2)	(Level 3)	2009
Long-lived assets held and used	$2,617	$—	$—	$2,617	$1,320

Total	$2,617	$—	$—	$2,617	$1,320

The Company estimates the fair value of these store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses, and non-cash store adjustments, are based on the experience of management, including historical store operating results, its knowledge and expectations. These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. Additional insignificant store impairments were recorded in the prior quarters and reported in the thirty-nine weeks ended October 30, 2010 and October 31, 2009.
11. Debt
A summary of outstanding debt at October 30, 2010 and January 30, 2010 is as follows:

	October 30,	January 30,
	2010	2010
	(In thousands)
Revolving credit facility	$68,751	$—
Related party debt	—	486,494

Total	$68,751	$486,494

Revolving Credit Facility
On April 7, 2010, in connection with the consummation and closing of the merger with BPW, the Company executed a senior secured revolving credit facility with third-party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility, including a $25.0 million letter of credit sub-facility, that permits the Company to borrow up to the lesser of (a) $200.0 million or (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carried interest, at the Company’s election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. On August 31, 2010, the Company entered into a First Amendment to the Credit Agreement with the lenders (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) three-month LIBOR plus 3.0% to 3.5%, or (b) the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012. Interest on borrowings is payable monthly in arrears. The Company pays a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with the formulas set forth in the First Amendment. As of October 30, 2010, the Company’s effective interest rate under the Credit Facility was 3.9%, and the Company had additional borrowing availability of up to $124.5 million.
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
The agreement matures on October 7, 2013, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at the Company’s option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. The Company is required to make mandatory repayments in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that its outstanding indebtedness under the Credit Facility exceeds its maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment of borrowings outstanding at the LIBOR rate on a day that is not the last day of the respective interest period, the Company will reimburse the lenders for any resulting loss or expense that the lenders may incur. Amounts voluntarily repaid prior to the maturity date may be re-borrowed.
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
Concurrent with the execution of the First Amendment, the Company and the lenders entered into (a) a Master Agreement for Documentary Letters of Credit and (b) a Master Agreement for Standby Letters of Credit (each a “Master Agreement”), pursuant to which the lenders will provide either documentary or standby letters of credit at the request of the Company to various beneficiaries on the terms set forth in the applicable Master Agreement, subject to any applicable limitations set forth in the Credit Facility.

The Credit Facility is the Company’s only outstanding debt agreement at October 30, 2010. Of the $125.0 million borrowed under the Credit Facility at its inception, approximately $68.8 million was outstanding at October 30, 2010. Borrowings under this Credit Facility have been classified as a current liability as the Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and contains a subjective acceleration clause. Such provisions do not affect the final maturity date of the Credit Facility.
The Company incurred approximately $7.7 million of costs in connection with the execution of the Credit Facility which were recorded as deferred financing costs in other assets on the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility.
At October 30, 2010, the Company had $1.2 million in outstanding letters of credit and letter of credit availability of up to $23.8 million under the Master Agreement, included as part of its total additional borrowing availability under the Credit Facility, subject to borrowing capacity restrictions described therein. The Company had no letters of credit outstanding at January 30, 2010 under the Company’s prior credit facilities.
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
The components of net pension expense for the Pension Plan for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(In thousands)
Interest expense on projected benefit obligation	$2,371	$2,282	$7,049	$6,694
Expected return on plan assets	(2,394)	(1,840)	(7,194)	(5,668)
Curtailment loss	—	—	—	124
Prior service cost net amortization	—	1	—	5
Net amortization and deferral	139	252	383	716

Net pension expense	$116	$695	$238	$1,871

The components of net SERP expense for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(In thousands)
Interest expense on projected benefit obligation	$288	$292	$842	$874
Curtailment gain	—	—	—	(451)
Net amortization and deferral	20	—	47	—

Net SERP expense	$308	$292	$889	$423

The components of net postretirement medical expense (credit) for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(In thousands)
Interest expense on accumulated postretirement benefit obligation	$17	$11	$52	$15
Curtailment gain	—	—	—	(442)
Prior service cost amortization	(380)	(383)	(1,140)	(1,133)
Net amortization and deferral	130	137	391	357

Net postretirement medical credit	$(233)	$(235)	$(697)	$(1,203)

The Company was required to make contributions to the Pension Plan of $1.6 million and $0.1 million during the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively, and $3.6 million and $3.8 million during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The Company expects to make required contributions of $1.0 million to the Pension Plan during the remainder of 2010. The Company did not make any voluntary contributions to the Pension Plan during the thirteen or thirty-nine weeks ended October 30, 2010 and October 31, 2009.
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
On March 6, 2010, a Stipulation (the “Stipulation”) entered into by the Company; the Company’s board of directors; AEON (U.S.A.), Inc.; BPW; Perella Weinberg Partners LP; the Vice Chairman, Chief Executive Officer and Senior Vice President of BPW and John C. Campbell (“Plaintiff”) was filed in the Chancery Court with respect to this action. Pursuant to the Stipulation, the Plaintiff withdrew its motion for a preliminary injunction to enjoin consummation of the merger and related transactions between the Company and BPW. In exchange, the Company agreed to implement and maintain certain corporate governance measures, subject to the terms and conditions specified in the Stipulation. The Stipulation did not constitute dismissal, settlement or withdrawal of Plaintiff’s claims in the litigation.

In the third quarter of 2010, the Company, certain current and former members of the Company’s board of directors; AEON (U.S.A.), Inc.; BPW; Perella Weinberg Partners LP; three principals of BPW (collectively, the “Defendants”) and the Plaintiff entered into a stipulation of settlement with respect to this matter. On October 19, 2010, the Chancery Court preliminarily approved the class and the distribution of a notice of settlement and scheduled a hearing for December 20, 2010 to consider, among other things, whether to approve the settlement as fair, reasonable and in the best interests of the Company and its stockholders and whether to enter final judgment thereon. If the settlement is given final approval by the Chancery Court, among other things, the lawsuit will be dismissed with prejudice, the Defendants (other than the Company and AEON (U.S.A.), Inc.) will deliver to the Company the sum of $3,750,000 and Perella Weinberg Partners LP will cause to be delivered 175,000 shares of the Company common stock to the Company. Plaintiff’s counsel has informed the Company that Plaintiff and Plaintiff’s counsel intend to petition the Court for an award of attorneys’ fees (including costs) up to an amount of $3.5 million plus $350,000 in expenses (the “Fee Application”), which the Company has agreed to pay or cause to be paid if and to the extent awarded by the Court. The Defendants have reserved all of their rights to object to the Fee Application and intend to object to the Fee Application in the amount as proposed by Plaintiff. There can be no assurance that the Chancery Court will approve the settlement. If the settlement is not approved, the recovery to Talbots provided in the settlement would not be payable to Talbots and the agreement by Talbots to pay the amount of Plaintiff's attorneys’ fees in the amount which may be awarded by the Court would no longer be applicable. Therefore, as of today, the Company is not legally obligated to pay the attorneys’ fees sought by Plaintiff, as we cannot predict whether the settlement will be approved by the Court and it is not probable in our view that the Company has a liability for loss in this matter at this time.
14. Segment Information
The Company has two separately managed and reported business segments – Stores and Direct Marketing.
The following is certain segment information for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended
	October 30, 2010			October 31, 2009
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
			(In thousands)
Net sales	$242,136	$56,963	$299,099	$255,429	$53,462	$308,891
Direct profit	34,700	16,853	$51,553	31,629	16,984	$48,613

	Thirty-Nine Weeks Ended
	October 30, 2010			October 31, 2009
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
			(In thousands)
Net sales	$750,579	$169,923	$920,502	$766,665	$153,042	$919,707
Direct profit	117,173	47,445	$164,618	57,824	28,063	$85,887

The following reconciles direct profit to income (loss) from continuing operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009. Indirect expenses include unallocated corporate overhead and related expenses.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
		(In thousands)
Direct profit for reportable segments	$51,553	$48,613	$164,618	$85,887
Less: Indirect expenses	30,688	25,849	100,192	89,436
Merger-related costs	787	—	27,650	—
Restructuring charges	245	389	5,316	9,660

Operating income (loss)	19,833	22,375	31,460	(13,209)
Interest expense, net	2,349	7,202	17,112	21,583

Income (loss) before taxes	17,484	15,173	14,348	(34,792)
Income tax expense (benefit)	510	(291)	3,949	(10,957)

Income (loss) from continuing operations	$16,974	$15,464	$10,399	$(23,835)

Assets, with the exception of goodwill and trademarks, are not allocated between segments. Therefore, no measure of segment assets is available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Talbots, Inc. (“we,” “us,” “our,” “Talbots” or the “Company”) is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand. The Talbots brand vision is “Tradition Transformed” and focuses on honoring the classic heritage of our brand while emphasizing a relevant and innovative approach to style that is both modern and timeless. We have two primary sales channels: Stores and Direct Marketing, which consists of our Internet business, at www.talbots.com, and our catalog business. As of October 30, 2010, we operated 564 stores in the United States and 20 stores in Canada. We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended October 30, 2010 and October 31, 2009 are referred to as the third quarter of 2010 and 2009, respectively. Unless the context indicates otherwise, all references herein to the Company, we, us and our, include the Company and its wholly-owned subsidiaries.
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
As of April 7, 2010, as a result of these transactions, we reduced our outstanding debt by approximately $361.5 million and increased stockholders’ equity by approximately $327.7 million. Since the close of these transactions, we have sought to translate our operating results into a further improved financial position, reducing debt by an additional $56.2 million through October 30, 2010 and ending the quarter with a positive equity balance and positive net working capital.
Management Overview
In the third quarter, we continued to focus on our strategic initiatives, including:
•	The launch of our store re-image initiative to fourteen stores in three key markets, which is designed to upgrade the store experience in our retail environment, an important component in our brand’s reinvigoration and in attracting new customers

•	The launch of our segmentation strategy whereby we sort our stores based on customer lifestyle, behavior and climate which seeks to improve store productivity by tailoring our merchandise assortment and store experience to specific segments

•	Continuation of our enhanced marketing initiative including a national advertising campaign aimed at increasing brand awareness and customer retention, reactivation and acquisition
We continue to evaluate our real estate portfolio to rationalize our store locations aimed at reducing square footage given approximately 300 lease events coming due over the next three years. Going forward, we remain committed to our long-range plan and strategic initiatives. Our initiatives focus on top-line sales and profitability improvement, and include ongoing strategic reinvestments in our marketing initiatives and capital expenditures related to our store re-image initiative and information technology designed to support our strategic initiatives.

Results of Continuing Operations
Results of the thirteen and thirty-nine weeks ended October 30, 2010 include:
•	Achieved year-to-date operating income of $31.5 million, while recording $27.7 million in merger-related costs and reinstating and enhancing operational performance-based and certain other employee compensation programs with additional year-to-date expense of $20.2 million in cost of sales, buying and occupancy and selling, general and administrative expenses, compared to an operating loss of $13.2 million in the comparable period of the prior year;

•	Recorded net sales declines of 3.2% in the thirteen weeks ended October 30, 2010, compared to the third quarter of 2009, and essentially flat net sales results year-to-date on reduced levels of store customer traffic; yet

•	Improved third quarter gross profit margins to 42.7% from 39.9% in the third quarter of 2009; and improved year-to-date gross profit margins to 40.5% from 32.9% in the comparable period of the prior year; and

•	Reduced total outstanding debt by $417.7 million, or 85.9%, as of the end of the third quarter of 2010.
The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	57.3%	60.1%	59.5%	67.1%
Selling, general and administrative	35.5%	32.1%	33.4%	33.2%
Merger-related costs	0.3%	0.0%	3.0%	0.0%
Restructuring charges	0.1%	0.1%	0.6%	1.1%
Impairment of store assets	0.2%	0.4%	0.1%	0.2%
Operating income (loss)	6.6%	7.3%	3.4%	(1.6)%
Interest expense, net	0.8%	2.3%	1.9%	2.3%
Income (loss) before taxes	5.8%	5.0%	1.5%	(3.9)%
Income tax expense (benefit)	0.1%	(0.1)%	0.4%	(1.2)%
Income (loss) from continuing operations	5.7%	5.1%	1.1%	(2.7)%
Net Sales
The following is a comparison of net sales for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,	(Decrease)	October 30,	October 31,	(Decrease)
	2010	2009	Increase	2010	2009	Increase
	(In millions)			(In millions)
Net store sales	$242.1	$255.4	$(13.3)	$750.6	$766.7	$(16.1)
Net direct marketing sales	57.0	53.5	3.5	169.9	153.0	16.9

Total	$299.1	$308.9	$(9.8)	$920.5	$919.7	$0.8

Store Sales
Reflected in net store sales for the third quarter of 2010 is a $16.7 million, or 7.1%, decrease in comparable store sales compared to the third quarter of 2009. This decrease is primarily correlated to reduced customer traffic during the period, which resulted in a decline in our number of transactions. Further, we divided our September product into two store deliveries in which the flow of assortments did not optimally match our catalog assortment. Although we believe that bifurcation is an appropriate strategy during this period, the timing and mix of the merchandise flow was not optimal, which, in part, contributed to a comparative decrease in the conversion rate for the first time this year.

Sales metrics for comparable stores for the third quarter of 2010 were as follows: customer traffic decreased 9.3% year-over-year, and the rate of converting traffic decreased 1.9%, contributing to an 11.0% decrease in the number of transactions per store. Units per transaction were up 8.0% which, combined with a 3.8% decrease in average unit retail, contributed to a 3.9% increase in dollars per transaction over the comparable fiscal 2009 period.
Net store sales for the thirty-nine weeks ended October 30, 2010 reflect a $14.3 million, or 2.1%, decrease in comparable store sales compared to the thirty-nine weeks ended October 31, 2009, primarily impacted by a decline in customer traffic.
Sales metrics for comparable stores for the thirty-nine weeks ended October 30, 2010 were as follows: customer traffic decreased 8.8% year-over-year, yet the rate of converting traffic to transactions increased 2.0%, contributing to a 7.0% decrease in the number of transactions per store. Additionally, units per transaction were up 5.1% which, combined with a 0.2% increase in average unit retail, contributed to a 5.3% increase in dollars per transaction over the comparable fiscal 2009 period.
Comparable stores are those that are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15%, the store is excluded from the computation of comparable store sales for a period of 13 full months. As of October 30, 2010, we operated a total of 584 stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively, a decrease in gross and selling square footage of approximately 1.2% from October 31, 2009 when we operated a total of 589 stores.
Direct Marketing Sales
Direct marketing sales in the third quarter of 2010 increased 6.5% compared to the third quarter of 2009 while the percentage of our net sales derived from direct marketing increased to 19.1% from 17.3% in the third quarter of 2009. This increase can be primarily attributed to increased Internet sales which were $38.0 million in the third quarter of 2010 compared to $31.5 million in the third quarter of 2009. In the third quarter of 2010, we launched limited-time promotional web events as part of our enhanced, targeted marketing campaign, which increased Internet traffic and the number of Internet orders. Further increases in Internet sales are due to changing trends in consumer purchasing behavior, with declines in catalog sales partially off-setting the increase in Internet sales.
Year-to-date direct marketing sales have increased 11.0% compared to the same period of the prior year with the percentage of our net sales derived from direct marketing increasing to 18.5% from 16.6% in the same period of the prior year. These increases can be primarily attributed to a $9.9 million comparative increase in red-line phone sales, which are sales resulting from direct lines in our stores to our telemarketing center, as well as increased Internet sales. Year-to-date, Internet sales were $117.4 million compared to $101.1 million in the same period of the prior year. This increase is primarily due to changing trends in consumer purchasing behavior, with declines in catalog sales partially off-setting the increase in Internet sales.
Cost of Sales, Buying and Occupancy
The following is a comparison of cost of sales, buying and occupancy expenses for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,		October 30,	October 31,
	2010	2009	Decrease	2010	2009	Decrease
	(In millions)			(In millions)
Cost of sales, buying and occupancy	$171.4	$185.6	$(14.2)	$548.0	$617.0	$(69.0)
Percentage of net sales	57.3%	60.1%	(2.8)%	59.5%	67.1%	(7.6)%
In the third quarter of 2010, net sales declines of $9.8 million were offset by cost of sales, buying and occupancy declines of $14.2 million, resulting in a 280 basis point improvement in gross profit margin to 42.7% from 39.9% in the third quarter of 2009. The improvement in gross profit margin was primarily driven by gains in merchandise margin, which was up 160 basis points as a result of changes to our sourcing practices and correlated to improvements in our initial mark-up rate (“IMU”) compared to the third quarter of 2009. Occupancy expenses as a percent of net sales also improved 130 basis points, primarily due to comparatively lower depreciation expense. Buying expenses as a percent of net sales increased 10 basis points.
Year-to-date in 2010, while net sales were flat, cost of sales, buying and occupancy expenses decreased $69.0 million compared to the same period of the prior year. Improvements in cost of sales, buying and occupancy primarily drove a 760 basis point improvement in gross profit margin to 40.5% from 32.9% year-over-year. The improvement in gross profit margin was primarily driven by gains in merchandise margin, which was up 620 basis points as a result of changes to our sourcing practices and correlated to improvements in our initial mark-up rate (“IMU”) year-over-year, strong full-price selling in the first half of the year, and disciplined inventory management. Occupancy expenses as a percent of net sales also improved 130 basis points, primarily due to comparatively lower depreciation expense. Buying expenses as a percent of net sales improved 10 basis points.
We expect our merchandise margin improvements will be impacted by our enhanced promotional strategy during the holiday season, as we adjust our promotional cadence to be more competitive in a highly promotional environment.
Selling, General and Administrative
The following is a comparison of selling, general and administrative expenses for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,		October 30,	October 31,
	2010	2009	Increase	2010	2009	Increase
	(In millions)			(In millions)
Selling, general and administrative	$106.3	$99.2	$7.1	$307.5	$304.9	$2.6
Percentage of net sales	35.5%	32.1%	3.4%	33.4%	33.2%	0.2%
Following the success of our annual expense reduction program, initiated in early 2009, we were able to reinstate and enhance operational performance-based and certain other employee compensation programs in 2010 that were suspended in the prior year under the expense reduction initiative, recording related incremental compensation expense of $3.0 million and $16.9 million in the thirteen and thirty-nine weeks ended October 30, 2010 as compared to the same periods of the prior year. Further, in 2010, we were able to increase our investment in marketing, including expanded national and regional advertising, e-commerce advertising and increased in-store visual, recording related incremental marketing expense of $8.1 million and $10.9 million in the thirteen and thirty-nine weeks ended October 30, 2010, respectively.
Merger-Related Costs
In the thirteen and thirty-nine weeks ended October 30, 2010, we incurred $0.8 million and $27.7 million of merger-related costs, respectively, in connection with our acquisition of BPW. These costs primarily consist of investment banking, professional services fees and an incentive award given to certain executives and members of senior management as a result of the closing of this transaction. Approximately $1.2 million of additional merger-related costs are expected to be incurred in future periods related to the incentive award. In addition, we expect to continue to incur merger-related legal expenses as a result of the legal proceedings discussed in Part II Item 1. Legal Proceedings.
Restructuring Charges
The following is a comparison of restructuring charges for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,		October 30,	October 31,
	2010	2009	Decrease	2010	2009	Decrease
	(In millions)			(In millions)
Restructuring charges	$0.2	$0.4	$(0.2)	$5.3	$9.7	$(4.4)
Percentage of net sales	0.1%	0.1%	0.0%	0.6%	1.1%	(0.5)

The restructuring charges incurred year-to-date in 2010 primarily relate to the consolidation of our Madison Avenue flagship location wherein we reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out. Restructuring charges incurred in the thirteen weeks ended October 31, 2009 primarily relate to the closing of our Hong Kong and India sourcing offices and the reduction of corporate sourcing headcount. Restructuring charges incurred in the thirty-nine weeks ended October 31, 2009 include these sourcing reductions as well as estimated lease termination costs associated with the portion of our Tampa, Florida data center which we ceased to use in July 2009 and severance costs recorded in the first quarter of 2009 due to corporate headcount reductions.
Impairment of Store Assets
We closely monitor the performance and productivity of our store portfolio. When we determine that a store is underperforming or is to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. When a store is identified for impairment analysis, we estimate the fair value of the store assets using an income approach, which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses, and non-cash store adjustments, are based on the experience of management, including historical store operating results, its knowledge and expectations. These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. In the thirteen weeks ended October 30, 2010 and October 31, 2009, we recorded impairments of store assets of $0.5 million and $1.3 million, respectively. In the third quarter of 2010, store impairment analyses were primarily triggered by our anticipated closures of store locations over the next three years. In the third quarter of 2009, store impairment analyses were primarily triggered by management reviews of the stores’ operating results. Additional insignificant store impairments were recorded in the prior quarters and reported in the thirty-nine weeks ended October 30, 2010 and October 31, 2009.
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
Interest Expense, net
The following is a comparison of net interest expense for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,		October 30,	October 31,
	2010	2009	Decrease	2010	2009	Decrease
	(In millions)			(In millions)
Interest expense, net	$2.3	$7.2	$(4.9)	$17.1	$21.6	$(4.5)
Net interest expense for the thirteen weeks ended October 30, 2010 decreased from the same period in 2009 primarily due to reductions in the weighted average debt outstanding in the respective periods, from $491.2 million in the third quarter of 2009 to $70.8 million in the third quarter of 2010, and reductions in the applicable effective interest rates, from 4.5% in the third quarter of 2009 to 4.4% in the third quarter of 2010. Net interest expense for the thirty-nine weeks ended October 30, 2010 decreased from the same period in 2009 primarily due to reductions in debt-related interest expense, partially offset by increased tax-related interest expense. We expect debt-related interest expense to decrease on a year-over-year comparative basis for the remainder of the year as a result of a lower average debt outstanding.

Income Tax Expense (Benefit)
The following is a comparison of income tax expense (benefit) for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,		October 30,	October 31,
	2010	2009	Increase	2010	2009	Increase
	(In millions)			(In millions)
Income tax expense (benefit)	$0.5	$(0.3)	$0.8	$3.9	$(11.0)	$14.9
For the thirty-nine weeks ended October 30, 2010 and October 31, 2009, our effective income tax rate, including discrete items, was 27.5% and 31.5%, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. Income taxes for the thirteen weeks ended October 30, 2010 and October 31, 2009 are primarily functions of the Company’s applicable effective rates and the results of operations in the respective periods. Income tax expense for the thirty-nine weeks ended October 30, 2010 is comprised primarily of discrete items, specifically changes in estimates related to previously existing uncertain tax positions based on new information recorded in the second quarter of 2010. Income taxes for the thirty-nine weeks ended October 31, 2009 were primarily impacted by the intraperiod tax allocation arising from other comprehensive income recognized from the remeasurement of our Pension Plan and Supplemental Executive Retirement Plan obligations due to our decision to freeze future benefits under the plans effective as of May 1, 2009, which resulted in an allocated tax benefit of $10.6 million to continuing operations and an off-setting tax expense included in other comprehensive income.
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
On July 2, 2009, we completed the sale of the J. Jill business for net proceeds of $64.3 million, pursuant to which Jill Acquisition LLC (the “Purchaser”) agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business, including purchasing 205 of the 280 J. Jill stores held at the time of purchase. The 75 J. Jill stores that were not sold were closed. Gains and losses recorded in the periods subsequent to the closing are due to working capital adjustments and modifications to the estimated lease liabilities relating to the stores that were not sold and the Quincy, Massachusetts office space that is not being subleased or used. As of October 30, 2010, we had settled the lease liabilities of 73 of the 75 stores not acquired by the Purchaser. Lease termination costs were initially estimated and recorded at the time the stores were closed, or existing space vacated, and are adjusted subsequently, as necessary, when new information suggests that actual costs may vary from initial estimates. Total cash expenditures to settle the lease liabilities for the remaining two unsold stores cannot yet be finally determined and will depend on the outcome of negotiations with third parties. As a result, actual costs to terminate these leases may vary from current estimates and management’s assumptions and projections may change.
The $3.2 million income from discontinued operations recorded in the thirty-nine weeks ended October 30, 2010 includes adjustments to the estimated lease liabilities of the J. Jill, Talbots Kids and Mens businesses, primarily relating to negotiated settlements on four of the leased J. Jill retail locations, which were finalized in the first quarter of 2010, and a portion of the vacant leased Quincy office space, which was settled in the second quarter of 2010. The loss from discontinued operations recorded in the thirteen and thirty-nine weeks ended October 31, 2009 reflects the income (losses) incurred by the J. Jill business prior to ceasing operations in July 2009, a loss on the disposal of the J. Jill business recorded upon completion of the sale and adjustments to estimated lease liabilities relating to the discontinued businesses.

Liquidity and Capital Resources
We primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings and debt and interest payment requirements through cash generated by operations and existing credit facilities.
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
The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on NYSE Amex in April 2010. Approximately 17.2 million Talbots Warrants were outstanding at October 30, 2010.
The Non-Tendered Warrants have an exercise price of $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.5 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at October 30, 2010 are not exercisable for one year from the April 7, 2010 effective date of the merger, do not have anti-dilution rights, were de-listed from NYSE Amex concurrent with the merger and expire February 26, 2015.
The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. One million AEON Warrants were outstanding at October 30, 2010.
Further in connection with the consummation and closing of the BPW merger, we executed a new senior secured revolving credit agreement with third-party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permits us to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of reserves as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carried interest, at our election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. On August 31, 2010, we entered into a First Amendment to the Credit Agreement with the lenders (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) three-month LIBOR plus 3.0% to 3.5%, or (b) the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012. Interest on borrowings is payable monthly in arrears. We pay a fee on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the First Amendment. As of October 30, 2010, our effective interest rate was 3.9% and we had additional borrowing availability of up to $124.5 million.
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
The agreement matures on October 7, 2013, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at our option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. We are required to make mandatory repayments in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that our outstanding indebtedness under the Credit Facility exceeds our maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment of borrowings outstanding at the LIBOR rate on a day that is not the last day of the respective interest period, we will reimburse the lenders for any resulting loss or expense that the lenders may incur. Amounts voluntarily repaid prior to the maturity date may be re-borrowed.
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
Concurrent with the execution of the First Amendment, we and the lenders entered into (a) a Master Agreement for Documentary Letters of Credit and (b) a Master Agreement for Standby Letters of Credit (each a “Master Agreement”), pursuant to which the lenders will provide either documentary or standby letters of credit at our request to various beneficiaries on the terms set forth in the applicable Master Agreement, subject to any applicable limitations set forth in the Credit Facility.
The Credit Facility is our only outstanding debt agreement at October 30, 2010. Of the $125.0 million borrowed under the Credit Facility at its inception, approximately $68.8 million was outstanding at October 30, 2010. Further at October 30, 2010, we had $1.2 million in outstanding letters of credit and letter of credit availability of up to $23.8 million under the Master

Agreement, included as part of our total additional borrowing availability under the Credit Facility, subject to borrowing capacity restrictions described therein.
Fiscal 2010 Outlook
We expect that our primary uses of cash in the next twelve months will be concentrated in (i) funding operations and working capital needs; (ii) investing in capital expenditures with approximately $20.0 million in capital expenditures expected for the remainder of fiscal 2010, primarily related to the store re-image initiative and investments in our operations, finance and information technology systems; and (iii) seeking to continue to deleverage our consolidated balance sheet by repaying our outstanding obligation under the Credit Facility.
Our cash and cash equivalents were $2.4 million as of October 30, 2010. Based on our assumptions, our forecast and operating cash flow plan for the remainder of 2010 and expectations for 2011, our borrowing availability under the Credit Facility and improvements to the Company’s capital composition, we anticipate that the Company will have sufficient liquidity to finance anticipated working capital and other expected cash needs for at least the next twelve months. Our ability to meet our cash needs, obtain additional financing as needed and satisfy our operating and other non-operating costs will depend upon, among other factors, our future operating performance and creditworthiness as well as external economic conditions and the general liquidity of the credit markets.
Cash Flows
The following is a summary of cash flows from continuing operations for the thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2010	2009
	(In millions)
Net cash (used in) provided by operating activities	$(8.1)	$20.8
Net cash provided by (used in) investing activities	314.3	(17.0)
Net cash (used in) provided by financing activities	(409.6)	12.0
Cash (used in) provided by operating activities
Cash used in operating activities was $8.1 million during the thirty-nine weeks ended October 30, 2010 compared to net cash provided by operating activities of $20.8 million during the thirty-nine weeks ended October 31, 2009. Cash used in operating activities in the thirty-nine weeks ended October 30, 2010 is the result of comparative increases in cash used in working capital changes, partially offset by earnings excluding non-cash items in the period-to-date. The comparative decrease period-over-period in cash from operating activities is primarily due to the inclusion and payment of $20.4 million in merger-related costs in fiscal 2010 as well as changes in certain working capital items, principally increases in the balance of merchandise inventories which reflect a planned increase in the timing of inventory receipts.
Cash provided by (used in) investing activities
Cash provided by investing activities was $314.3 million during the thirty-nine weeks ended October 30, 2010 compared to cash used in investing activities of $17.0 million during the thirty-nine weeks ended October 31, 2009, an increase of $331.3 million. The cash flows provided by investing activities in 2010 primarily reflect the $333.0 million of cash and cash equivalents acquired in the merger with BPW on April 7, 2010. See Recent Developments for further information regarding this transaction.
Cash flows used in investing activities relate solely to purchases of property and equipment in both periods presented. Cash used for purchases of property and equipment during the thirty-nine weeks ended October 30, 2010 was $18.7 million compared to $17.1 million during the thirty-nine weeks ended October 31, 2009. This increased level of capital expenditures in

2010 reflects our progress in the roll-out of our store re-image initiative, investments in our information technology systems and the expansion of our upscale outlets, with nine new locations opening in the thirty-nine weeks ended October 30, 2010.
In the third quarter of 2010, we completed store renovations of fourteen retail locations in three key markets under our store re-image initiative which were begun in the second quarter of 2010. We also continued work on the complete rebuild of an additional location in a key market which we started in the second quarter. Rebuild of this location is expected to be completed by the end of fiscal 2010. We extended the roll-out of our store re-image initiative in the third quarter, beginning storefront refreshes of nine additional locations in October 2010. These refreshes are expected to be completed by the end of the fiscal year. We expect that these phases of the store re-image initiative will include $10.3 million of related capital expenditures and $1.6 million of related expenses, including $0.7 million of accelerated depreciation of existing property and equipment disposed of under these phases, with primarily all of the expenses classified as cost of sales, buying and occupancy in the consolidated statements of operations.
These renovations mark the introduction of a multi-faceted store re-image initiative, a program designed to translate our updated brand image of “Tradition Transformed” into a renovated storefront and store lay-out. Implementation of this initiative is primarily comprised of two programs — first, a store renovation with new lay-out, fixtures, and exterior updates and signage and second, a storefront refresh with new signage and exterior updates. We believe the store re-image initiative is a key component in our plan to improve customer traffic and drive store productivity and could be a significant portion of our future capital investment. Based on the results of the renovations undertaken to-date, we will evaluate the scope and execution of the next phase of the initiative.
We expect to spend approximately $20.0 million in gross capital expenditures during the remainder of fiscal 2010, primarily related to the store re-image initiative and systems improvements.
Cash (used in) provided by financing activities
Cash used in financing activities was $409.6 million during the thirty-nine weeks ended October 30, 2010 compared to cash provided by financing activities of $12.0 million during the thirty-nine weeks ended October 31, 2009. This change is primarily correlated to an outstanding debt reduction in the thirty-nine weeks ended October 30, 2010 compared to an outstanding debt increase in the thirty-nine weeks ended October 31, 2009 with outstanding debt totaling $68.8 million at October 30, 2010, $486.5 million at January 30, 2010, and $491.1 million at October 31, 2009. The net use of cash in financing activities in the thirty-nine weeks ended October 30, 2010 primarily reflects the repayment of $486.5 million in related party debt and payment of debt and equity issuance costs in connection with the merger with BPW, partially offset by net borrowings on our new revolving credit facility of $68.8 million and proceeds from the exercise of Non-Tendered Warrants of $19.0 million. The net proceeds of cash from financing activities in the thirty-nine weeks ended October 31, 2009 primarily reflect a net borrowing on credit facilities of $14.2 million, partially offset by payments of debt issuance costs and the repurchase of shares surrendered by employee stock-award holders to satisfy employees’ tax withholding obligations.
Cash flows from discontinued operations
Net cash used in discontinued operations was $7.4 million for the thirty-nine weeks ended October 30, 2010 compared to net cash provided by discontinued operations of $37.8 million for the thirty-nine weeks ended October 31, 2009. In the thirty-nine weeks ended October 30, 2010, cash used in discontinued operations was primarily related to the remaining recorded lease liabilities of the J. Jill, Talbots Kids and Mens businesses. Cash provided by discontinued operations in the comparable period of the prior year includes net cash proceeds from the sale of the J. Jill business of $64.3 million.
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

Recent Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 amends ASC 605-10, Revenue Recognition, and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but certain requirements must be met. We do not expect the adoption of ASU 2009-13 will have any impact on our condensed consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosure, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. During fiscal 2010, we adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. We intend to adopt the remaining disclosure requirements when they become effective in the first quarter of fiscal 2011. We do not expect the additional disclosure requirements of ASU 2010-06 will have any impact on our condensed consolidated financial statements.
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the allowance for doubtful accounts. The provisions of this ASU are effective beginning with our annual report for the year ending January 29, 2011. We are still evaluating the impact of this ASU on our condensed consolidated financial statements, however, it is disclosure-only in nature.
Recent Regulatory Changes
In May 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) was signed into law which resulted in new restrictions on credit card pricing, finance charges and fees, customer billing practices, payment allocation and also imposed additional disclosure requirements. Certain provisions of this legislation became effective in August 2010 and, as a result, we implemented new procedures to our credit card business practices and systems to ensure compliance with these rules. Revenue from our credit operations could be adversely affected as we adjust our practices to current and future regulations related to the Credit CARD Act.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted, which is intended to govern the practices and increase oversight of financial institutions and other participants in the financial markets. The Reform Act also creates a new federal agency, the Consumer Financial Protection Bureau, to supervise and enforce consumer lending laws and expands state authority over consumer lending. We expect numerous rules to be adopted in order to implement the provisions of the Reform Act. The potential impacts to our business and results of operations are uncertain at this time.
Contractual Obligations
In the first quarter of 2010, we settled lease liabilities of four of the J. Jill retail locations which were not assumed in the purchase of the J. Jill business or previously settled by us in fiscal 2009. In the second quarter of 2010, we settled a portion of the lease liability of the Quincy, Massachusetts office space which was not assumed in the purchase of the J. Jill business or previously settled by us in fiscal 2009. Except for changes in our outstanding financing arrangements, including the repayment of our outstanding related party debt and borrowing under the Credit Facility in April 2010, discussed in the Liquidity and Capital Resources section above, there were no other material changes to our contractual obligations during the thirty-nine weeks ended October 30, 2010. For a complete discussion of our contractual obligations, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K.

Forward-looking Information
This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “projected,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future financial performance and results, future credit facilities and availability, future cash flows and cash needs, strategic initiatives and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our liquidity, internal plan, regular-price and markdown selling, operating cash flows, and credit availability for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:
•	the continuing material impact of the volatility in the U.S. economic environment and global economic uncertainty on our business, continuing operations, liquidity, financing plans and financial results, including substantial negative impact on consumer discretionary spending and consumer confidence, substantial loss of household wealth and savings, the disruption and significant tightening in the U.S. credit and lending markets and potential long-term unemployment levels;

•	the risks associated with our efforts to successfully implement and achieve the benefits of our current strategic initiatives including store segmentation, store re-imaging, store rationalization, and any other future initiatives that we may undertake;

•	the risk associated with our efforts in transforming our information technology systems to meet our changing business systems and operations;

•	the ability to accurately estimate and forecast future regular-price and markdown selling, operating cash flows and other future financial results and financial position;

•	the satisfaction of all borrowing conditions under our credit facility including accuracy of all representations and warranties, no events of default, absence of material adverse effect or change and all other borrowing conditions;

•	any lack of sufficiency of available cash flows and other internal cash resources to satisfy all future operating needs and other cash requirements;

•	the ability to access on satisfactory terms, or at all, adequate financing and sources of liquidity necessary to fund our continuing operations and strategic initiatives and to obtain further increases in our credit facilities as may be needed from time to time;

•	the impact of the current regulatory environment and financial systems reforms on our business, including new consumer credit rules;

•	the risks associated with our on-going efforts to adequately manage rising raw material and freight costs;

•	the ability to successfully increase our store customer traffic and the success and customer acceptance of our merchandise offerings;

•	the risks associated with our appointment of an exclusive global merchandise buying agent, including that the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected; and the risk that upon any cessation of the relationship, for any reason, we would be unable to successfully transition to an internal or other external sourcing function;

•	the ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with acceptable payment terms and the risk that suppliers could require earlier or immediate payment or other security due to any payment concerns;

•	the risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any impact to or disruption in our supply of merchandise including from any current or any future increased political or other unrest or future labor shortages in various Asian countries which are our primary sources of merchandise supply or any other disruption in our ability to adequately obtain alternate merchandise supply as may be necessary;

•	the ability to successfully execute, fund and achieve the expected benefits of supply chain initiatives, anticipated lower inventory levels, and related cost reductions;

•	any significant interruption or disruption in the operation of our distribution facility or the domestic and international transportation infrastructure;

•	the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;

•	any future store closings and the success of and necessary funding for closing underperforming stores;

•	the ability to reduce spending as needed;

•	the ability to achieve our 2010 financial plan for operating results, working capital and cash flows;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	the risk of impairment of goodwill and other intangible and long-lived assets; and

•	the risks and uncertainties associated with the outcome of litigation, claims, tax audits, and tax and other proceedings and the risk that actual liabilities, assessments and financial impact will exceed any estimated, accrued or expected amounts or outcomes.
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
At October 30, 2010, we had outstanding variable rate borrowings of $68.8 million under our Credit Facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would not materially affect our results of operations for the quarter ended October 30, 2010. Our pension plan assets are generally invested in readily-liquid investments, primarily equity and debt securities. Generally, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our pension plan.
We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 20 stores in Canada as of October 30, 2010. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 30, 2010.
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
In the third quarter of 2010, the Company, certain current and former members of the Company’s board of directors; AEON (U.S.A.), Inc.; BPW; Perella Weinberg Partners LP; three principals of BPW (collectively, the “Defendants”); and the Plaintiff entered into a stipulation of settlement with respect to this matter. On October 19, 2010, the Chancery Court preliminarily approved the class and the distribution of a notice of settlement and scheduled a hearing for December 20, 2010 to consider, among other things, whether to approve the settlement as fair, reasonable and in the best interests of the Company and its stockholders and whether to enter final judgment thereon. If the settlement is given final approval by the Chancery Court, among other things, the lawsuit will be dismissed with prejudice; the Defendants (other than the Company and AEON (U.S.A.), Inc.) will deliver to the Company the sum of $3,750,000 and Perella Weinberg Partners LP will cause to be delivered 175,000 shares of the Company common stock to the Company. Plaintiff’s counsel has informed the Company that Plaintiff and Plaintiff’s counsel intend to petition the Court for an award of attorneys’ fees (including costs) up to an amount of $3.5 million plus $350,000 in expenses (the “Fee Application”), which the Company has agreed to pay or cause to be paid if and to the extent awarded by the Court. The Defendants have reserved all of their rights to object to the Fee Application and intend to object to the Fee Application in the amount as proposed by Plaintiff. There can be no assurance that the Chancery Court will approve the settlement. If the settlement is not approved, the recovery to Talbots provided in the settlement would not be payable to Talbots and the agreement by Talbots to pay the amount of Plaintiff’s attorneys’ fees in the amount which may be awarded by the Court would no longer be applicable. Therefore, as of today, the Company is not legally obligated to pay the attorneys’ fees sought by Plaintiff, as we cannot predict whether the settlement will be approved by the Court and it is not probable in our view that the Company has a liability for loss in this matter at this time.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchase activity under certain equity programs for the thirteen weeks ended October 30, 2010 is set forth below:

			Approximate Dollar Value
	Total Number of		of Shares that may yet be
	Shares	Average Price	Purchased under the Equity
Period	Purchased (1)	Paid per Share	Award Programs (2)
August 1, 2010 through August 28, 2010	28,580	$0.32	$20,083
August 29, 2010 through October 2, 2010	2,000	0.01	20,199
October 2, 2010 through October 30, 2010	4,930	6.37	20,095

Total	35,510	$1.14	$20,095

(1)	We repurchased 31,750 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan, at an acquisition price of $0.01 per share.

Our equity program permits employees to tender shares in order to satisfy the employee’s tax withholding obligations from the vesting of their restricted stock. During the period, we repurchased 3,760 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock, at a weighted average acquisition price of $10.67 per share.

(2)	As of October 30, 2010, there were 2,009,542 shares of nonvested stock that were subject to buyback at $0.01 per share, or $20,095.42 in the aggregate, that we have the option to repurchase if employment is terminated prior to vesting.
Item 6. Exhibits
10.1	First Amendment to Credit Agreement, dated August 31, 2010, by and among, the Company, TCFC, TGLP, each as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, and General Electric Capital Corporation, as Agent, for the financial institutions from time to time party thereto, and as a lender. (1)

10.2	Master Agreement for Documentary Letters of Credit, dated August 31, 2010, by General Electric Capital Corporation, the Company, TCFC, TGLP, Talbots Classics, Inc., Talbots Import, LLC, Birch Pond Realty

Corporation, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited, and Talbots (Canada), Inc. (1)

10.3	Master Agreement for Standby Letters of Credit, dated August 31, 2010, by General Electric Capital Corporation, the Company, TCFC, TGLP, Talbots Classics, Inc., Talbots Import, LLC, Birch Pond Realty Corporation, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited, and Talbots (Canada), Inc. (1)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (2)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company, and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company. (2)

(1)	Incorporated by reference to the Current Report on Form 8-K filed on August 31, 2010.

(2)	Filed with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: December 7, 2010

THE TALBOTS, INC.
By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)