Form 10-K
period 2011-01-29
TALBOTS INC
filed 2011-03-30
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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
Registrant’s telephone number, including area code
781-749-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, $.01 par value Warrants to purchase common stock	New York Stock Exchange NYSE Amex

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates as of the last business day of the registrant’s second fiscal quarter ended July 31, 2010 was $783.9 million.

As of March 23, 2011, 69,905,977 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement to be filed in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

The Talbots, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended January 29, 2011

PART I

Item 1.	Business

General

The Talbots, Inc. is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand. As used in this report, unless the context indicates otherwise, all references herein to “the Company,” “we,” “us” and “our,” refer to The Talbots, Inc. and its wholly-owned subsidiaries.

The Talbots brand vision is “tradition transformed” and focuses on honoring the classic heritage of our brand while emphasizing a relevant and innovative approach to style that is both modern and timeless. We strive to be the leading resource for timeless classics infused with modern luxury while delivering exceptional business results, driving shareholder value and operating as a best-in-class retailer. We are dedicated to our core values of being creatively led, customer-centric and socially conscious while building a winning organization and demonstrating strong brand pride.

We are committed to designing and providing our customers with high quality, timeless fashion pieces that have been sourced from socially conscious and cost effective manufacturers and strategically distributed to our store locations based on customer lifestyle, behavior and local climate. We have two primary sales channels, stores and direct marketing, through which we seek to offer a cross-functional means of providing our customers access to our merchandise. Our stores channel consists of retail stores, upscale outlets and surplus outlets. Our direct marketing channel consists of our Internet business, at www.talbots.com, and our catalog business. As of January 29, 2011, we operated 551 stores in the United States and 17 stores in Canada.

Description of Operations

Stores

Our stores are located in 46 states and Canada. In 2010, our stores accounted for 81.7% of our consolidated net sales.

As of January 29, 2011, we operated a total of 568 stores under the Talbots name, including retail stores, upscale outlets and surplus outlets. Retail stores represent our principal store concept and offer our most recent, core Talbots brand merchandise. Upscale outlets, introduced in 2009 to reach an upscale outlet customer in her preferred shopping venue, offer a unique assortment of merchandise that is exclusively available at upscale outlet locations. Surplus outlets primarily sell end-of-season excess inventory from our retail stores at value prices. The effective use of surplus outlets allows us to keep a fresh flow of product in our core retail stores.

We operate stores in various location types, including specialty centers, malls, village and urban centers, each representing 42.8%, 28.5%, 26.9% and 1.8% of U.S. retail store location type, respectively. The unique range of our store portfolio, both in location type and square footage, allows us to both offer product across a broad size range and better allocate merchandise to best serve our customers’ individual needs.

Our store portfolio as of January 29, 2011 is as follows:

		Total Store	Total Store
	Number of	Gross Square	Selling Square
	Stores	Footage	Footage
		(In thousands)

United States
Retail	505
Upscale outlets	28
Surplus outlets	18

Subtotal — United States	551	3,965	3,053

Canada
Retail	16
Surplus outlets	1

Subtotal — Canada	17	89	67

Total	568	4,054	3,120

The majority of the floor area of our stores is devoted to selling space (including fitting rooms) with the balance allocated to stockroom and other non-selling space.

We continuously seek to enhance store productivity by management of our real estate portfolio, expense management and identification of operational efficiencies. We view the management of our real estate portfolio as an ongoing strategic process, wherein we seek to rationalize our existing store portfolio, improve the portfolio of the existing square footage, close, consolidate and downsize stores where appropriate and selectively add square footage primarily through our growth in upscale outlets. We evaluate store lease expirations, renewals and other opportunities with these goals in mind, by assessing, on a market-by-market basis, factors such as overall size and potential sales in each market, current performance and growth potential of each store, and available lease expirations, lease renewals and other lease termination opportunities. We expect to seek to reduce our total store square footage over the coming years by carefully evaluating lease and market opportunities.

Our stores segment accounted for $991.4 million, $1,027.9 million and $1,261.5 million of our net sales in fiscal years 2010, 2009 and 2008, respectively. Direct profit for the stores segment was $120.9 million, $81.2 million and $65.9 million in fiscal years 2010, 2009 and 2008, respectively. Certain of our most significant assets, including customer accounts receivable, are not allocated or tracked by segment. Therefore, no measure of segment assets is available.

Direct Marketing

Our direct marketing segment includes our catalog, Internet and red-line phone channels which have been designed to offer customers convenience in ordering Talbots merchandise. In 2010, direct marketing accounted for 18.3% of our consolidated net sales, with the Internet channel comprising 73.0% of our net direct marketing sales.

Our catalogs are designed to promote our brand image and drive customers to their preferred shopping channel, including stores, a call center and the Internet. In 2010, we issued 15 separate Talbots catalogs across all business concepts with a circulation of approximately 38.7 million, an increase of 5.7% in circulation from 2009.

We utilize computer applications which employ mathematical models to improve the efficiency of our catalog mailings through refinement of our customer list. A principal factor in improving customer response has been the development of our own proprietary list of active customers. We routinely monitor customer interest and update and refine this list. Our customer list also provides important demographic information and serves as an integral part of both our store portfolio management strategy, by helping to identify markets with the potential to support a new store or to identify where a store is no longer warranted, as well as our merchandise allocation strategy, by helping us to determine what type of merchandise will be most sought after in which markets.

We strive to make catalog shopping as convenient as possible. We maintain toll-free numbers, accessible seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. We maintain a call center in Knoxville, Tennessee designed to provide service to customers. Telephone calls are answered by knowledgeable call center sales associates who enter customer orders and retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. We have achieved efficiencies in order entry and fulfillment, which permit the shipment of most orders the next business day. Our red-line phone channel complements our catalog channel by providing customers direct access from our stores to our call center.

Our Internet channel is a natural extension of our existing store and catalog channels, offering a similar broad assortment of our merchandise. We also utilize our Internet channel as an inventory clearance tool via our on-line surplus outlet. In the fall of 2009, we made major enhancements to our Talbots website by providing enhanced visuals and greater ease of functionality to better meet customer needs and to better communicate our “tradition transformed” brand image. We have continued and will continue to refine our website’s functionality and visual content going forward.

Sales orders from our website are merged into the existing catalog fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase and the website will provide examples of alternative merchandise if items are unavailable. Additionally, the website’s “online chat” feature allows customers to communicate with customer service representatives. Customers shopping online at

www.talbots.com can also enjoy the benefit of our “find in a store” feature which allows a customer to select merchandise online and then reserve it at a store of her choice. As with the catalog, customer online purchases can be returned by mail or at our retail stores.

Our direct marketing segment accounted for $221.7 million, $207.7 million and $233.6 million of our net sales in fiscal years 2010, 2009 and 2008, respectively. Direct profit for the direct marketing segment was $54.2 million, $40.6 million and $24.7 million in fiscal years 2010, 2009 and 2008, respectively. Certain of our most significant assets, including customer accounts receivable, are not allocated or tracked by segment. Therefore, no measure of segment assets is available.

In total, our net sales for fiscal years 2010, 2009 and 2008 were earned in the United States, $1.2 billion, $1.2 billion and $1.4 billion, respectively, and Canada, $36.2 million, $34.7 million and $45.8 million, respectively. Similarly, our long-lived assets at January 29, 2011, January 30, 2010 and January 31, 2009 were located in the United States, $184.8 million, $218.2 million and $275.0 million, respectively, and Canada, $1.8 million, $2.2 million and $2.4 million, respectively.

Merchandising, Sourcing and Inventory Control & Distribution

Merchandising

Our evolved merchandising strategy focuses on honoring the classics, while infusing relevant and updated merchandise across all product classifications for our brand. We continue to work to infuse our “tradition transformed” brand vision into our product assortment and merchandise branding in a way that will connect with our target customer while continuing to appeal to our traditional core customer.

Our merchandise assortment is designed almost exclusively by our in-house creative team and then edited based on our assessed inventory needs and our brand vision for the upcoming season. By conceptualizing and designing in-house, we have been able to realize higher average initial gross profit margins for our clothing and accessories, while at the same time providing value to our customers. Styles for our merchandise are developed based upon analysis of historical, current and anticipated future fashion trends that will appeal to our target customers. Our merchandising strategy focuses on establishing superior customer satisfaction and a matchless customer experience through a commitment to quality, style and price.

We offer selections of our merchandise assortment across a broad size range under the following business concepts: Misses, Petites, and Woman and Woman Petites, our plus size concepts. We believe our ability to service “every woman, every size” sets us apart.

Our apparel selection is complemented by our accessories offerings, which primarily includes fashion jewelry, scarves, handbags and footwear. Our merchandising team works to deliver apparel and accessory offerings that communicate a cohesive look which enables customers to assemble complete outfits. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from “head-to-toe.”

Sourcing

We procure our merchandise globally from a balanced and diversified manufacturing network, not relying solely on any one region. Our merchandise is produced by independent manufacturers to our specifications and standards which, for fiscal year 2010 purchases, were located in Asia (84.6%), the Mediterranean (7.8%) and the Americas (7.6%). We seek to manufacture our merchandise with vendors that share our same values and demonstrate a commitment to fair labor standards and the welfare of their workforce and community.

In August 2009, we entered into a buying agency agreement with an affiliate of Li & Fung Limited (“Li & Fung”) which, effective September 2009, is acting as our exclusive global apparel sourcing agent for substantially all Talbots apparel. The exclusive agency does not cover certain other products (including swimwear, intimate apparel, sleepwear, footwear, fashion accessories, jewelry and handbags) for which Li & Fung may act as our non-exclusive buying agent at our discretion. As a result of this agreement, we downsized our internal sourcing organization as well as closed our sourcing offices in Hong Kong and India in 2009.

We frequently analyze our overall distribution of manufacturing to ensure that no particular vendor or country is responsible for what we believe would be a disproportionate amount of our merchandise. With the appointment of Li & Fung as our exclusive buying agent for substantially all of our apparel product, we have been able to more readily gain access to additional sourcing countries and regions under its substantial global sourcing network. In 2010, we sourced our merchandise from 153 factories, representing 108 vendors in 23 countries, including purchasing 10.3% of our product from countries with trade preference agreements with the United States. Our top ten vendors, determined based on first-cost dollars, represented 49.1% of our total purchases in fiscal 2010. We expect to continue to manage the geographic dispersion of our sourcing within the Li & Fung network in the coming year, adding further diversity to the regions in which our manufacturers operate while seeking to select vendors that operate in countries that have trade preference agreements with the United States.

The following is our sourcing activity, based on first-cost dollars, by top-five countries for 2010:

Percent of
Country	Sourcing

China	41.5%
Indonesia	16.9%
Vietnam	14.0%
India	5.0%
Thailand	5.0%
Other	17.6%

In 2010, we upgraded our social responsibility standards to align with leading specialty apparel retailers, and we enhanced our social compliance program to better address global supply chain issues, including child labor, excessive working hours, freedom of association and safe working conditions. We have partnered with Li & Fung to test compliance with these standards at the factories from which we source our product and, further, employed a third party independent monitoring agency to correlate and verify compliance findings. Additionally, in 2010, we launched a community reinvestment program, in partnership with a global non-governmental organization and Li & Fung, to deliver a factory-based women’s education program in certain developing countries from which we source our product. As we learn more about the benefits and impacts of this educational program, we expect to expand to other factories from which we source.

While we make efforts to develop strategic partnerships with our top vendors, we do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any vendor. No single supplier is critical to our sourcing needs, and we believe that we have sufficient alternative suppliers from which we could source our product in the event that we need to secure additional or replacement production capacity. Further, we take measures to monitor our vendors for compliance with the Fair Labor Standards Act, security procedures and rules mandated by the U.S. Customs and Border Patrol.

Inventory Control & Distribution

Inventory distribution for our stores and merchandise fulfillment for our direct marketing business is managed through a central distribution facility in Lakeville, Massachusetts. Merchandise is allocated to our stores based on a localization strategy which contemplates customer lifestyle, behavior and local climate. We deliver new and what we believe will be compelling merchandise assortments with fresh floor sets to our stores on at least a monthly basis.

While merchandise offerings may vary between stores and sales channels, we seek to provide our customers with cross-functional access to available merchandise by providing red-line phones in stores, which are direct lines in our stores to our call center; offering a “find in a store” feature on our website; and seeking to reach our customers across multiple channels through coordinated direct marketing campaigns and in-store events, promotions and visual presentation.

We monitor inventory levels on an on-going basis and use markdowns to clear merchandise as needed. While most inventory is cleared in-store or through our own surplus outlets, certain residual inventory may be liquidated through unaffiliated third parties.

Customer Credit

We extend credit to our Talbots customers through the use of our proprietary Talbots credit card. The Talbots credit card is managed through Talbots Classics National Bank, a national banking association organized under the laws of the United States with a main office and principal place of business in Rhode Island, and Talbots Classics Finance Company, both wholly-owned subsidiaries. While our primary objective in offering the Talbots credit card is to enhance customer loyalty and drive merchandise sales, the Company also benefits from finance charge income earned and decreased third party bank card fees.

U.S. Talbots credit card holders are automatically enrolled in our customer loyalty program, referred to as our classic awards program, which rewards U.S. Talbots customers with a twenty-five dollar appreciation award for every five hundred points earned. Prior to January 2009, one point was earned for every dollar of merchandise purchased on a Talbots credit card. Commencing in January 2009, we launched an expanded program with three tiers: red, platinum, and black. The red tier is open to all customers, regardless of whether they hold a Talbots credit card, and accrues 0.5 points for every net dollar of merchandise purchased with a non-Talbots credit card payment. The platinum tier is the same as the prior program with one point being earned for every net dollar of merchandise purchased on a Talbots credit card. The black tier is for Talbots credit card holders who spend more than $1,000, net per calendar year on their Talbots credit card, and accrues 1.25 points for every net dollar of merchandise purchased on their Talbots credit card. Points not converted into appreciation awards expire at the end of the calendar year at the red and platinum tiers; points do not expire at the black tier. Appreciation awards can be redeemed against future purchases and expire one year from the date of issuance.

Management Information Systems

Our systems consist of a full range of retail, catalog, e-commerce, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, procurement, payroll, product design, budgeting and forecasting, financial reporting, merchandise reporting and distribution. We seek to protect company-sensitive information on our servers from unauthorized access using industry standard network security systems in addition to anti-virus and firewall protection. Our e-commerce website makes use of encryption technology to help protect sensitive customer information. Our management information systems and electronic data processing systems are located at our systems center in Tampa, Florida, and at our corporate facilities in Hingham, Massachusetts. We also have a collections system at Talbots Classics Finance Company located in Lincoln, Rhode Island.

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

During fiscal 2010, we began the reinvestment phase of our three-year IT systems strategic plan which focuses on making systems enhancements designed to aid management in understanding and meeting customer needs, driving growth across the business and promoting operational excellence. Most significantly, during fiscal 2010, we commenced the process of upgrading our Oracle financial system and implementing our Oracle and JDA merchandise financial planning, assortment planning and allocation systems. These systems will provide cross-functional support and analysis tools to better serve our business as well as a foundation for developing a leaner systems operation which will allow us to eliminate redundant systems and reduce customizations. We expect these phases of our systems upgrade to be completed by the close of fiscal 2011 and expect to continue to reinvest in our information systems in the coming year as we continue to execute on this plan.

Marketing

Our marketing initiatives focus on building and communicating our brand and increasing customer acquisition and retention. Our primary marketing programs consist of catalog circulation, customer mailings, e-commerce advertising, in-store visual presentation, digital and social media outreach, national and regional print advertising as well as other marketing campaigns such as direct promotional customer incentives and events.

In 2010, we reinvested in national print advertising, which had been eliminated from our marketing program in 2008 and 2009 as part of cost-cutting measures; increased our presence in e-commerce advertising; and launched our store refresh and renovation initiative, which represents a significant reinvestment in our in-store visual presentation. These programs are part of a coordinated campaign designed to communicate our updated “tradition transformed” brand image and connect with prospective customers.

Seasonality

Our business has two distinct selling seasons, spring and fall. The spring selling season is generally reflected in the results of the first and second quarters of the fiscal year, and the fall selling season is generally reflected in the results of the third and fourth quarters of the fiscal year. Direct marketing sales typically peak during the first half of each selling season, in the first and third quarters of the fiscal year, while store sales are generally consistent across quarters and selling seasons. Our total net sales have not shown significant seasonal variation which we believe is attributable to several factors including, but not limited to, our promotional strategies and our merchandising and marketing strategies.

Our operating results may fluctuate quarter to quarter as a result of market acceptance of our products, product mix, pricing and presentation of the products offered and sold, the cost of goods sold, the incurrence of other operating costs, the timing of holidays, weather and factors beyond our control, such as general economic conditions and actions of competitors.

Competition

The women’s specialty retail apparel industry is highly competitive. We compete with many other specialty retailers, department stores and catalog and Internet businesses that offer similar categories of merchandise. We believe that the breadth of our product offering, which provides for complete wardrobe coordination and the ability to achieve the Talbots look from “head-to-toe,” as well as the availability of our merchandise in multiple concepts and through multiple channels, including several store concepts, catalog and Internet, distinguishes us from other women’s apparel retailers.

Employees

As of January 29, 2011, we had approximately 9,096 employees of whom approximately 2,141 were full-time salaried employees, approximately 1,343 were full-time hourly employees, and approximately 5,612 were part-time hourly employees. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of March 23, 2011:

Name	Age	Position

Trudy F. Sullivan	61	President and Chief Executive Officer, a Director
Michael Scarpa	55	Chief Operating Officer, Chief Financial Officer and Treasurer
Michael Smaldone	46	Chief Creative Officer
Benedetta I. Casamento	44	Executive Vice President, Finance
Richard T. O’Connell, Jr.	60	Executive Vice President, Real Estate, Legal, Store Planning & Design and Construction and Secretary
Gregory I. Poole	49	Executive Vice President, Chief Supply Chain Officer
Lori Wagner	46	Executive Vice President, Chief Marketing Officer

Ms. Sullivan joined The Talbots, Inc. as President and Chief Executive Officer and as a Director in August 2007. Prior to joining the Company, Ms. Sullivan served as President of Liz Claiborne, Inc. from January 2006 until July 2007. Ms. Sullivan joined Liz Claiborne, Inc. in 2001 as Group President of the company’s Casual, Collections, and

Elisabeth businesses. She was named Executive Vice President in March 2002 with added responsibilities for all non-apparel business, all direct-to-consumer business (retail and outlet) and the International Alliances business at Liz Claiborne, Inc. She served in this position until she was named President of Liz Claiborne, Inc. in 2006. Prior to joining Liz Claiborne, Inc., Ms. Sullivan served as President of J. Crew Group, Inc. from 1997 until 2001. Additionally, in September 2010, Ms. Sullivan joined the Board of The Yankee Candle Company, Inc.

Mr. Scarpa joined The Talbots, Inc. as Chief Operating Officer in December 2008 and was also named Chief Financial Officer and Treasurer in January 2009. Prior to joining the Company, Mr. Scarpa served as Chief Operating Officer of Liz Claiborne, Inc. from January 2007 until November 2008. Mr. Scarpa joined Liz Claiborne in 1983 and served in many senior leadership roles, including Senior Vice President, Chief Financial Officer from July 2002 until May 2005, and Senior Vice President, Finance and Distribution and Chief Financial Officer from May 2005 until January 2007.

Mr. Smaldone joined The Talbots, Inc. as Chief Creative Officer in December 2007. Prior to joining the Company, Mr. Smaldone served as Senior Vice President of Design for Ann Taylor Stores Corporation from September 2003 until December 2007. Mr. Smaldone also held senior leadership roles in design at Anne Klein, where he served as Chief Design Officer from July 2001 to September 2003, and Elie Tahari, from May 2000 to May 2001.

Ms. Casamento joined The Talbots, Inc. as Executive Vice President, Finance in April 2009. Prior to joining the Company, she spent nine years at Liz Claiborne, Inc., most recently as President of Liz Claiborne, Claiborne and Monet brands from July 2007 until October 2008. Prior to that position, Ms. Casamento served in various other leadership roles within Liz Claiborne, including President of Ellen Tracy and Dana Buchman brands from January 2007 until July 2007, Vice President, Group Operating Director, Better & Moderate Apparel from January 2004 until January 2007, Vice President, Financial Planning and Analysis from November 2000 until January 2004, and Vice President, Group Financial Director, Retail & International Group. Ms. Casamento started her career at Saks Fifth Avenue where she held roles of increasing responsibility in accounting and finance, including Controller of OFF 5th, Saks Fifth Avenue Outlet and the Folio catalog division.

Mr. O’Connell was appointed Executive Vice President, Real Estate, Legal, Store Planning & Construction, and Secretary in June 2008. From November 2006 until this appointment, he served as Executive Vice President, Legal and Real Estate, and Secretary. Mr. O’Connell joined The Talbots, Inc. in 1988 as Vice President, Legal and Real Estate, and Secretary, and became Senior Vice President, Legal and Real Estate, and Secretary in 1989. Prior to joining the Company, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

Mr. Poole joined The Talbots, Inc. as Executive Vice President, Chief Supply Chain Officer in June 2008. From June 2007 until joining the Company, he was Senior Vice President, Chief Procurement Officer for Ann Taylor Stores Corporation. Mr. Poole held various leadership positions at The Gap, Inc. from 1993 through 2006, including Senior Vice President of Sourcing and Vendor Development from August 2004 to February 2006, Senior Vice President of Corporate Administration, Architecture & Construction from August 2001 to August 2004, and Senior Vice President of Corporate Architecture and Construction from July 2000 to August 2001. Mr. Poole has also held leadership positions in supply chain management at Esprit de Corp. and The North Face, Inc.

Ms. Wagner joined The Talbots, Inc. as Executive Vice President, Chief Marketing Officer in March 2008. From 2006 until joining the Company, Ms. Wagner held the position of Senior Vice President, Chief Marketing Officer at Cole Haan, a division of Nike. Prior to joining Cole Haan, she served as Senior Vice President of Marketing for Kenneth Cole Productions from 2001 to 2006 and, previously, as Senior Vice President of Brand Marketing and Creative for J. Crew from 1991 until joining Kenneth Cole.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.thetalbotsinc.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). These reports are also available at the Securities and Exchange Commission’s Internet website at www.sec.gov.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are posted on our website, www.thetalbotsinc.com, under “Investor Relations,” and are available in print to any person who requests copies by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, Massachusetts 02043, or by e-mail at investor.relations@talbots.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Item 1A.	Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information included in this Form 10-K and in other documents that we file with the SEC, in evaluating the Company and our business. If any of the risks and uncertainties described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time and it is not possible to predict the impact that any factor or combination of factors may have on our business, financial condition and results of operations.

The success of our business depends on our ability to develop merchandise offerings that resonate with our existing customers and help to attract new customers as well as our ability to continue to develop, evolve, promote and protect the value of our brand.

Our future success depends on our ability to consistently anticipate, gauge and respond to our customers’ demands and tastes in the design, pricing, style and production of our merchandise. Our merchandise offerings also require long lead times, making it difficult to respond quickly to changes in customer preferences. Our failure to anticipate, identify or react appropriately and in a timely manner to changes in customer preferences and economic conditions could lead to lower sales, missed opportunities, excessive inventories and more frequent markdowns, each of which could have a material adverse impact on our business and our sales levels. At the same time, as part of our “tradition transformed” brand vision, we are striving to have our product offerings and our brand image and marketing approach increase and expand our customer base while continuing to appeal to our traditional core customer. There is no assurance that we will be successful in increasing our number of customers and customer base or that our product offerings will resonate with our traditional core and expanded customer base. Merchandise misjudgments could also negatively impact our margins, markdown exposure and operating profitability, as well as our image with our customers, and could likely result in diminished brand loyalty.

Our future success also depends upon our ability to effectively define, evolve, promote and protect the value of our brand. The Talbots brand name and “tradition transformed” niche is integral to the success of our business. Maintaining, promoting and positioning our brand will depend largely on the success of the brand’s design, merchandising and marketing efforts and the ability to provide a consistent, high quality customer experience. We need to continue to translate market trends into appropriate product offerings while minimizing excess inventory positions and correctly balance the level of our merchandise commitments with actual customer orders.

We face substantial competitive pressures from other retailers.

The specialty apparel retail industry in which we operate is highly competitive. We compete with many other specialty retailers, department stores and catalog and Internet businesses. The competition among apparel retailers for the reduced discretionary consumer spending we have seen over the past two years has been intense, particularly beginning at the end of 2008 with the significant deterioration in the U.S. and global economies. Many of our competitors are companies with substantially greater financial, marketing and other resources. There is no assurance that we can compete successfully with them in the future.

We have experienced, and anticipate that we will continue to experience, significant pricing pressure and significantly increased promotional activity from our competitors. Customers are very selective in their purchasing and may be less connected to any particular brand. Such competition and promotional activity could reduce our sales, increase our level of excess inventory, result in increased markdowns and reduced margins and adversely affect our results of operations.

In addition to competing for sales, we compete for favorable store locations. Increased competition could reduce our ability to find suitable sites for new stores or negotiate acceptable lease terms.

Increased store productivity will be largely dependent upon our success in continuing to rationalize our existing store portfolio as well as in increasing customer traffic in our stores.

Our ability to increase the productivity of our stores will be largely dependent upon our ability to continue to rationalize our existing store portfolio as well as our ability to generate increased customer traffic in our stores.

In March 2011, we announced the acceleration of our store rationalization plan, with an expectation to close approximately 90 to 100 stores and consolidate or downsize approximately 15 to 20 stores over the next two years, with a majority of these actions expected to be completed in fiscal 2011. These actions are expected to reduce gross square footage by approximately 0.5 million square feet. We expect that this reduction in store locations and square footage will help to increase productivity by eliminating overlap in certain markets and allowing management to focus its resources, such as store merchandise inventories and capital expenditures, on a more refined store base. If we are unable to successfully execute on this program to the extent or within the time that we expect or if the improvements in productivity are not at the level that we expect, our margins, liquidity and results of operations could be adversely affected.

Customer traffic depends upon our ability to successfully promote our brand with our existing customers and potential new customers through our strategic initiatives, providing merchandise that satisfies customer demand in terms of price, quality, fit and in-stock position, predicting fashion trends for our customers and providing an appealing shopping environment and experience. Our comparable store customer traffic decreased 8.0% in fiscal 2010 compared to the prior year. There can be no assurance that our efforts to increase customer traffic in our stores will be successful or at the levels we would expect, which would negatively impact our sales and store productivity and may leave us with excess inventory. We may need to respond to declines in customer traffic by increasing markdowns or initiating or continuing additional promotions to attract customers to our stores, which would adversely impact our margins and operating results.

There are significant risks associated with our strategic initiatives.

We are in the early stages of executing a number of major strategic initiatives as part of our transformation strategy designed to drive long-term shareholder value and improve our store productivity, sales and results of operations. These strategic initiatives include:

•	an enhanced, coordinated marketing campaign;

•	a store re-image initiative, a program which is designed to translate our updated brand image into a renovated storefront and store lay-out;

•	an information technology enhancement and upgrade;

•	a segmentation strategy, a system whereby we sort our stores based on customer lifestyle, behavior and climate which seeks to improve store productivity by tailoring our merchandise assortment and store experience to specific segments; and

•	a plan to rationalize and reduce our store real estate portfolio and square footage.

There can be no assurance that we will be able to successfully implement each of these strategic initiatives or that our transformation strategy will result in improved results of operations. In addition, depending upon our customers’ reaction and acceptance of these initiatives and, as we obtain more information, we may also need to adjust any one or more of these initiatives. These changes could be substantial and could result in significant costs. If we do not successfully execute on these strategic initiatives or if our transformation strategy does not achieve its intended results, we may experience a material adverse impact on our business and financial results.

Our 2011 operating plan and strategic plan are based on a number of material assumptions that may not occur.

Our fiscal 2011 operating plan and strategic plan are based on a number of significant assumptions which we developed based on our historical information, current and expected economic conditions, expectations of our ability to adequately manage rising raw material and freight costs, and expectations and perceptions of our near-term and longer-term sales, margins, other financial results and cost savings as well as many other assumptions. The current economic environment makes it difficult to project or forecast the results expected to be achieved from all of our strategic initiatives. There can be no assurance that our assumptions or expectations will prove to be accurate and it is possible that actual events, actions taken and results actually achieved will be materially different, and could take longer or be more costly than what we have assumed or forecasted, which could have a material adverse impact on our results of operations, liquidity and financial position.

Our ability to attract and retain a talented and experienced management team is critical to the continued execution of our turnaround strategy.

Our ability to continue to execute our turnaround strategy and generate long-term sustainable growth and profitability depends, to a significant extent, on our ability to attract, motivate and retain key members of our executive and senior management team. In recent years, we have added a significant number of key senior executives in the areas of brand leadership, creative, merchandising, marketing, finance and sourcing. We are also in the process of filling certain open senior management positions including our Chief Stores Officer and Executive Vice President of Merchandising. There can be no assurance that we will be able at all times to attract and retain individuals with the talent, skill and experience necessary for our senior leadership positions. Our operations and the execution of our strategic plan could be adversely affected if we cannot attract and retain a skilled management team.

Unfavorable economic conditions or the slowing, stalling or reversal of an economic recovery could materially and adversely impact our financial condition and results of operations.

As a retailer that is dependent upon consumer discretionary spending, our results of operations are particularly sensitive to changes in macro-economic conditions. Over the past several years, the U.S. economy weakened significantly as a result of the global economic crisis and may remain depressed for the foreseeable future. Continued weak or uncertain economic conditions may materially and adversely impact consumer confidence and consumer spending and, as a result, our ability to forecast our continuing operations and to achieve our expected operating results would be adversely affected. Further, our ability to meet debt service requirements, invest in capital expenditures and fulfill the obligations arising in the operation of our business may be impacted. Any further decline in economic conditions may negatively impact our business, continuing operations, financial results, liquidity and financial position. A sustained economic downturn would also likely cause a number of the risks that we currently face to increase in likelihood and scope.

If we are unable to manage our inventory effectively, we may incur lower margins or losses.

Our success depends upon our ability to manage proper inventory levels and respond quickly to shifts in consumer demand patterns. If we overestimate customer demand for our merchandise, we will likely need to record inventory markdowns and move the excess inventory to our surplus outlets to be sold at discount or closeout prices which would negatively impact operating results and could impair our brand image. If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities, negative impact on customer loyalty and loss of revenues. The inability to fill customer orders efficiently could lower customer satisfaction and could cause customers to go to an alternate source for the desired products. This lowered level of customer satisfaction and improper inventory levels could adversely affect our operations.

The sufficiency and availability of our sources of liquidity may be affected by a variety of factors.

The sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which are impacted by consumer acceptance of our merchandise, general economic conditions and the level of consumer discretionary spending; and (ii) our ability to maintain required levels of borrowing availability and to comply with applicable covenants included in our senior secured revolving credit facility.

As a specialty retailer dependent upon consumer discretionary spending, we have been adversely affected by the global economic crisis, which has impacted our sales, margins, cash flows, liquidity, results of operations and financial condition. Our ability to operate profitably and to generate positive cash flows is dependent upon many factors, including improvement in economic conditions and consumer spending and our ability to successfully execute our long-term financial plan and strategic initiatives. There can be no assurance that our cash flows from operations will be sufficient at all times to support our Company without additional financing or credit availability.

On April 7, 2010, we completed our merger with BPW Acquisition Corp., a special purpose acquisition company (“BPW”), which resulted in net cash proceeds of $333.0 million, before our acquisition costs. We simultaneously executed a senior secured revolving credit facility with a third party lender (the “Credit Facility”), which provides borrowing capacity up to $200.0 million, subject to satisfaction of all borrowing conditions. Our Credit Facility contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Credit Facility may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Credit Facility would likely have a material adverse effect on our business, financial condition, liquidity and results of operations.

Moreover, under the Credit Facility, we are subject to various covenants and requirements. Should we be unable to comply with any of the covenants and requirements in the Credit Facility, we would be unable to borrow under such Credit Facility, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Credit Agreement. Should we be unable to borrow under the Credit Facility we may not have the cash resources for our operations and if outstanding borrowings under the facility become immediately due and payable we may not have the cash resources to repay any such accelerated obligations, and in each case, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our reliance on an exclusive global merchandise buying agent.

In August 2009, we reorganized our global sourcing activities and entered into a long-term buying agency agreement with an affiliate of Li & Fung Limited (“Li & Fung”) pursuant to which Li & Fung was appointed as exclusive global apparel sourcing agent for substantially all of our apparel effective September 2009. There can be no assurance that the anticipated benefits from this arrangement will be realized or realized within the time periods expected. Moreover, we cannot provide assurance that upon cessation of this relationship, for any reason, we would be able to successfully transition to an internal or other external sourcing function.

Our overseas merchandise purchasing strategy makes us vulnerable to certain risks, and any disruption in our supply of merchandise would materially impact us.

All of our merchandise is manufactured to our specifications by third party suppliers and intermediary vendors, most of which are located outside the United States. Our arrangements with foreign suppliers and with our foreign buying agents are subject, generally, to the risks of doing business abroad, including:

•	political, social and economic instability in any of the countries related to our sourcing activities;

•	imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the U.S. from countries in a region where we do business;

•	imposition of duties, taxes, tariffs and other charges on imports;

•	natural disasters and public health concerns;

•	potential delays or disruption in international shipping and related pricing impacts;

•	the receipt of any merchandise that does not meet our quality standards; and

•	local business practices and political issues, including issues relating to compliance with domestic or international labor standards.

We do not own or operate any manufacturing facilities and rely solely on third party manufacturers. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines or increases in manufacturing costs. A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required product safety and quality standards could cause supply shortages, failure to meet customer expectations and damage to our brand, which could adversely impact our sales and operating results. Further, any significant negative impacts to our suppliers could have an adverse impact on our business, financial position, liquidity and results of operations. Moreover, there is a risk that our suppliers and vendors could respond to any decrease in or any concern with our liquidity or financial results by requiring or conditioning their sale of merchandise to us on more stringent payment terms, such as requiring standby letters of credit, earlier or advance payment of invoices or payment upon delivery, or other assurances or credit support. There can be no assurance that one or more of our suppliers may not slow or cease shipments or require or condition their sale or shipment of merchandise on more stringent payment terms. If these events were to occur and we did not or were not able to adequately respond, it could materially disrupt our supply of merchandise.

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

Our third party manufacturers may fail to comply with our social compliance program requirements.

We require our third party manufacturers to comply with our social compliance program standards that cover many areas including child labor, excessive working hours, freedom of association and safe working conditions. We monitor their compliance with these standards using our third party global apparel sourcing agent in conjunction with third party monitoring firms. Although we have an active program to provide training for our independent manufacturers and monitor their compliance with these standards, we do not control the manufacturers or their practices. Any failure of our independent manufacturers to comply with our standards or local laws in the country of manufacture could disrupt the shipment of merchandise to us, force us to locate alternative manufacturing sources, reduce demand for our merchandise or damage our reputation.

Fluctuations in the price, availability and quality of raw materials could have an adverse impact on our business and financial results.

Fluctuations in the price, availability and quality of the fabrics or other raw materials used by us in our manufactured apparel and in the price of materials used to manufacture our footwear and accessories could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, leather and synthetics. The price and availability of such raw materials may fluctuate significantly.

Commodity prices for cotton, other fabrics and other raw materials which comprise our products have recently increased significantly. If commodity prices continue to rise and if we are not able to recover these cost increases through price increases to our customers, who may be resistant, then such increases will have an adverse effect on our margins and our results of operations.

While we have endeavored to manage the impact of changing commodity prices through commercial terms with our vendors, our ability to mitigate the impact of price changes is impacted by many factors, many of which are outside of our control, and our cost mitigation strategies may not be successful or sufficiently responsive to such commodity price increases, either in the short-term or the long-term.

The loss of or infringement upon our trademarks and other proprietary rights could have a material adverse effect on our business.

We believe that our “Talbots” trademarks are important to our success and competitive position. Even though we register and take necessary steps to protect our trademark and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration of others or prevent others from infringing on our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights. Any litigation regarding our trademarks and other proprietary rights could be time-consuming and costly. Further, the laws of foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Because we have not registered our trademarks in all foreign countries in which we currently manufacture merchandise or may manufacture merchandise in the future, our sourcing of merchandise could be limited.

If our intangible or long-lived assets become impaired, we may need to record significant non-cash impairment charges.

We review the carrying value of our intangible assets for potential impairment using a combination of an income approach and a market value approach. If an impairment charge is identified, the carrying value is compared to the estimated fair value and an impairment charge is recorded as appropriate. Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are based upon our experience, knowledge and expectations; however, these estimates can be affected by such factors as our future operating results, future store profitability and future economic conditions, all of which can be difficult to predict. The carrying value of our assets may also be impacted by such factors as declines in stock price and in market capitalization. Significant declines in our performance, for any reason, could impact the fair value of our goodwill and other intangible assets and could result in future material impairment charges, which would adversely impact our results of operations.

Additionally, we monitor the performance and productivity of our store portfolio. When we determine that a store is underperforming or is to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. When a store is identified for impairment analysis, we estimate the fair value of the store assets using an income approach, which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses, and non-cash store adjustments, are based on the experience of management, including historical store operating results, its knowledge and expectations. These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions, and require management to apply judgment. We have announced our intention to rationalize our store portfolio under a program aimed at increasing the productivity of our store square footage. In addition to any other potential or actual future store closings or any negative trends in store performance, any decision to close, consolidate or downsize a store in connection with this program may result in additional future impairments of store assets.

The costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations.

We regularly assess our portfolio of stores for profitability, and we close certain underperforming stores when appropriate under the circumstances. Our strategic plans include closing underperforming stores in order to reduce operating losses and to achieve improved long-term profitability of our store base. Substantially all of our stores are leased, with original lease terms continuing for up to ten years or more, and we have significant annual rent and other amounts due under each lease. While in closing underperforming stores we endeavor to negotiate with landlords the amount of remaining lease obligations, there is no assurance we will reach acceptable negotiated lease settlements. As a result, costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations. The estimated costs and charges associated with store closings are also based on management’s assumptions and projections and actual amounts may vary materially from our forecasts and expectations. Additionally, while our goal in closing certain stores is to increase the productivity of our store portfolio, reductions in selling square footage could directly impact our net sales.

We may not be able to successfully execute or manage our plan to grow our upscale outlet portfolio.

Our plan for our store portfolio includes opening additional upscale outlets, a store concept we introduced in 2009. Our ability to successfully expand our upscale outlet concept depends, to a significant degree, on our ability to identify suitable store locations and to negotiate acceptable lease terms. We face substantial competition from other retailers for such sites. In fiscal 2011, we expect to open approximately 20 new upscale outlets. There can be no assurance that our upscale outlets will open timely, operate successfully or result in greater profitability for the Company.

In connection with the sale in 2009 of the J. Jill business we remain contingently responsible for certain material risks and obligations.

In July 2009, we completed the sale of the J. Jill business. There can be no assurance that the anticipated benefits from the sale of the J. Jill business will be realized in the time or amounts anticipated. There also can be no assurance that the estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from the J. Jill business, including both retained obligations and contingent risk for assigned obligations, will not materially differ from or be materially greater than anticipated. In connection with the sale of the J. Jill business to J. Jill Acquisition LLC (“Purchaser”), the Purchaser agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business. Under the terms of the Purchase Agreement, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which include leases for 205 J. Jill stores assigned to the Purchaser, of which 203 assigned leases remained outstanding at January 29, 2011, and a sublease through December 2014 of approximately 65,749 square feet of space at the Company’s leased office facility in Quincy, Massachusetts. Certain of our subsidiaries remain contingently liable for obligations and liabilities transferred to the Purchaser, including those related to leases and other obligations transferred to and assumed by the Purchaser, as to which obligations and liabilities we now rely on the Purchaser’s creditworthiness as counterparty. If any material defaults were to occur which the Purchaser does not satisfy or fully indemnify us against and we are required to respond, it would likely have a material negative impact on our financial condition and results of operations. We have accrued a liability for the estimated exposure related to these guarantees, which is subject to future adjustment and any actual exposure could vary materially from estimated amounts.

We are subject to credit risk and to potential increased defaults and delinquencies on our customer credit card account portfolio.

We extend credit to our customers for merchandise purchases through our proprietary credit card. While we monitor our credit card account portfolio and we believe that our credit card account portfolio continues to be sound, the deteriorated economic environment and current high levels of unemployment may lead to higher customer delinquencies and defaults. There can be no assurance that our credit risk monitoring or our monitoring of our credit card account portfolio will guard against or enable us to adequately and timely respond to any increased risk of or actual increased customer delinquencies or defaults, which could materially and negatively impact the value of our credit card portfolio, our results of operations and liquidity, including our borrowing base under our Credit Facility.

Recently enacted financial system reforms could have a negative impact on our profitability.

Recent economic conditions, particularly in the financial market, have resulted in increased legislative and regulatory actions. In May 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) was signed into law, which resulted in new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment allocation as well as imposed additional disclosure requirements. Certain provisions of this legislation became effective in August 2010 and, as a result, we implemented new procedures to our credit card business practices and systems to ensure compliance with these rules. Finance charge income from our credit operations could be adversely affected as we adjust our practices to current and future regulations related to the Credit CARD Act.

There are risks associated with Internet sales.

We sell merchandise over the Internet through our website, www.talbots.com. Our Internet operations are subject to numerous risks, including: rapid technological change and the implementation of new systems and platforms; diversion of sales from our stores; liability for online content; violations of state or federal laws, including those relating to online privacy; credit card fraud; the failure of the computer systems that operate our website and their related support systems, including computer viruses; and telecommunications failures and electronic break-ins and similar disruptions. Any failure of our systems, policies or procedures to protect against such risks could materially damage our brand and reputation as well as result in significant damage claims, any of which could have a material adverse impact on our business and results of operations.

We must protect against security breaches or other disclosures of private data of our customers as well as of our employees and other third parties.

As part of our normal operations, we receive and maintain personal information about our customers, our employees and other third parties. The confidentiality of all of our internal private data must at all times be protected against security breaches or other disclosure. We have systems and processes in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite our safeguards and security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches by third parties or inadvertent data disclosure by us. Any failure to protect the confidential data of our customer or of our employees or other third parties could materially damage our brand and reputation as well as result in significant damage claims, any of which could have a material adverse impact on our business and results of operations.

Our Credit Facility contains provisions which may restrict our operations and proposed financing and strategic transactions.

Under the terms of our Credit Facility, we cannot create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Facility subject to certain limited exceptions set forth in the Credit Facility. The Credit Facility contains negative covenants prohibiting the Company and its subsidiaries, with certain exceptions, from, among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions, and disposing of property or assets. The Credit Facility also contains customary representations, warranties and covenants relating to the Company and its subsidiaries. The agreement provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement.

Any of the above requirements or other restrictions and limitations under the Credit Facility could reduce our flexibility by limiting, without lender consent, our ability to borrow additional funds or enter into dispositions or collateralization transactions involving any of our assets or other significant transactions. Further, if we default under our Credit Facility, any amounts outstanding could become immediately due and payable prior to the maturity date, in which case, absent replacement financing, we may not have sufficient liquidity to satisfy this debt.

Failure to meet market expectations of our financial performance will likely affect the market price and volatility of our stock.

Our annual and quarterly operating results have fluctuated and may continue to fluctuate in the future. Among the factors that may cause our operating results to fluctuate are market acceptance of our products, customer traffic, product mix, pricing and presentation of the products offered and sold, the timing of merchandise receipts, our cost of merchandise, unanticipated operating costs and other factors, many of which are beyond our control, including the general economic conditions as well as the actions of competitors. As a result, period-to-period comparisons of historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance. Failure to meet market expectations going forward, particularly with respect to sales, margins and earnings, will likely result in a decline and/or increased volatility in the market price of our stock.

We depend on a single distribution facility and a principal third party transportation company.

We handle merchandise distribution for all of our stores and fulfillment of customer orders through our direct channel from a single facility in Lakeville, Massachusetts. A principal third party transportation company delivers our merchandise to our stores and our customers. Any significant interruption in the operation of the distribution facility or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, epidemics, system failures, work stoppages, slowdowns or strikes, or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores or our customers, which could result in lower sales, a loss of loyalty to our brand and excess inventory.

We depend on information systems to manage our operations and any failure in or our inability to upgrade or maintain these systems could materially and adversely affect our operations.

We depend on information systems to manage our operations. Our information systems consist of a full range of retail, catalog, e-commerce, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, procurement, payroll, product design, budgeting and forecasting, financial reporting, merchandise reporting and distribution. We regularly make investments to upgrade, enhance or replace such systems and believe they meet industry standards. Any delays or difficulties in transitioning to these systems, or in integrating these systems with our current systems or any disruptions affecting our information systems could have a material adverse impact on our operations.

We are required to comply with certain legal and regulatory requirements, including in the area of health care reform.

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the U.S. Securities and Exchange Commission and the New York Stock Exchange, as well as applicable employment laws. Any changes in regulations, the imposition of additional regulations, such as the new and emerging consumer credit rules, or the enactment of any new legislation may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and the market price of our stock.

We are continuing to review the health care reform law enacted by Congress in March 2010. As part of our review, we are evaluating the potential impacts of this new law on our business and will accommodate various parts of the law as they take effect. There are no assurances that our cost management efforts can accommodate all of the costs associated with compliance.

The outcome of litigation and other claims is unpredictable and any rulings not in our favor could have a material adverse effect on our business and results of operations.

We are and may become subject to litigation, claims and administrative proceedings for which we cannot or may not be able to predict or determine the ultimate outcome or quantify the potential financial impact. Because of the inherent difficulty of predicting the outcome of any legal claims and administrative proceedings, we cannot provide assurance as to the outcome of any pending or future matters, or if ultimately determined adversely to us, the loss, expense or other amounts attributable to any such matter. The resolution of such matter or matters, if unfavorable, could have a material adverse effect on our business, liquidity and results of operations. Refer to Item 3. Legal Proceedings, for a more detailed discussion of certain current litigation and other proceedings.

External economic factors could materially impact our Pension Plan.

Our future funding obligations with respect to our defined benefit Pension Plan, which was frozen in 2009, will depend upon the future performance of assets set aside for this Pension Plan, interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. Our Pension Plan primarily holds investments in equity and debt securities. If the market values of these securities decline, our pension expense would increase and, as a result, could materially adversely affect our business. Decreases in interest rates or asset returns could also increase our obligations under the Pension Plan. Although no additional benefits have been earned under the Pension Plan since it was frozen, depending on the Pension Plan’s funded status, there will likely be ongoing contribution obligations which could be material.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following presents certain information relating to our properties at January 29, 2011:

	Gross
Location	Square Feet	Primary Function	Interest

Hingham, Massachusetts	313,000	Talbots headquarters	Own (44 acres)
Lakeville, Massachusetts	933,000	Distribution and fulfillment center	Own (115 acres)
Tampa, Florida	28,304	Systems center	Lease
Knoxville, Tennessee	37,656	Call center	Lease
New York, New York	55,697	Creative studio	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	1,350	Canadian regional office	Lease
568 Talbots stores throughout the U.S. and Canada	4,054,231	Retail stores	Own and lease (a)
Quincy, Massachusetts	93,248	Former subsidiary headquarters	Lease

(a)	We own the property for five of our 568 Talbots stores.

These leases typically provide for an initial term between 10 and 15 years, with renewal options permitting us to extend the term between five and ten years thereafter. Under most store leases, provisions include a fixed annual base rent plus a contingent rent (“percentage rent”) based on the store’s annual sales in excess of specified levels. In a majority of these leases, we have the right to terminate earlier than the specified expiration date if certain sales levels are not achieved; such right is usually exercisable after five years of operation. Most of these leases also require us to pay real estate taxes, insurance and utilities and, in shopping center locations, to make contributions toward the shopping center’s common area operating costs and marketing programs. Most of these lease arrangements also provide for an increase in annual fixed rental payments during the lease term. We generally have been successful in renewing the store leases that we would like to extend as they expire. We believe that our facilities are adequate and suitable for our current needs.

As of January 29, 2011, the terms of our store leases (assuming solely for the purpose of this disclosure that we will exercise all lease renewal options) were as follows:

Years Lease	Number of
Terms Expire	Store Leases (a)(b)

2011-2012	129
2013-2015	82
2016-2018	133
2019- and later	291

(a)	Includes six Talbots executed leases related to future stores not yet opened at January 29, 2011

(b)	Includes certain stores that have multiple leases

Item 3.	Legal Proceedings

On February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of Talbots common stock from December 8, 2009 through and including January 11, 2011, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses.

Specifically, the complaint alleges that Talbots, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information. The complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. We cannot predict the outcome of such proceedings or an estimate of damages, if any. We believe that these claims are without merit and intend to defend against them vigorously.

On February 24, 2011, a putative Talbots shareholder filed a derivative action in Massachusetts Superior Court, captioned Greco v. Sullivan, et al., Case No. 11-0728 BLS, against certain of Talbots’ officers and directors. The complaint, which purports to be brought on behalf of Talbots, asserts claims for breach of fiduciary duties, insider trading, abuse of control, waste of corporate assets and unjust enrichment, and seeks, among other things, damages, equitable relief, and costs and expenses. The complaint alleges that the defendants either caused or neglected to prevent, due to mismanagement or failure to provide effective oversight, the issuance of false and misleading statements and omissions regarding the Company’s financial condition. The complaint alleges that the defendants’ actions injured the Company insofar as they (a) caused Talbots to waste corporate assets through incentive-based bonuses for senior management, (b) subjected the Company to significant potential civil liability and legal costs and (c) damaged the Company through a loss of market capitalization as well as goodwill and other intangible benefits. We believe that these claims are without merit and intend to defend against them vigorously.

On January 12, 2010, a Talbots common shareholder had filed a putative class and derivative action captioned Campbell v. The Talbots, Inc., et al., C.A. No. 5199-VCS, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against Talbots; Talbots’ Board of Directors; AEON (U.S.A.), Inc.; BPW Acquisition Corp. (“BPW”); Perella Weinberg Partners LP, a financial advisor to the audit committee of the Board of Directors of the Company and an affiliate of Perella Weinberg Partners Acquisition LP, one of the sponsors of BPW; and the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW. Among other things, the complaint asserted claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of certain sections of the Delaware General Corporation Law (“DGCL”) and Talbots’ by-laws in connection with the negotiation and approval of the merger agreement between Talbots and BPW. The complaint sought injunctive, declaratory and monetary relief, including an order to enjoin the consummation of the merger and related transactions.

On March 6, 2010, a Stipulation (the “Stipulation”) entered into by the Company; the Company’s Board of Directors; AEON (U.S.A.), Inc.; BPW, Perella Weinberg Partners LP, the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW (collectively, the “Defendants”) and John C. Campbell (the “Plaintiff”) was filed in the Chancery Court with respect to this action. Pursuant to the Stipulation, the Plaintiff withdrew its motion for a preliminary injunction to enjoin consummation of the merger and related transactions between Talbots and BPW. In exchange, the Company agreed to implement and maintain certain corporate governance measures, subject to the terms and conditions specified in the Stipulation. The Stipulation did not constitute dismissal, settlement or withdrawal of Plaintiff’s claims in the litigation.

On December 20, 2010, the Chancery Court issued an Order and Final Judgment (the “Order”) granting final approval of a stipulation of settlement entered into by the Defendants and the Plaintiff. Pursuant to the terms of the Order, the lawsuit was dismissed with prejudice. On January 28, 2011 the Defendants (other than the Company and AEON (U.S.A.), Inc.) delivered $3.75 million to Talbots, and Perella Weinberg Partners LP delivered 175,000 shares of Talbots common stock to Talbots. The Plaintiff’s counsel was awarded a total of $2.1 million in fees and expenses which were paid by us in February 2011. We recorded the net gain on this settlement, of $2.7 million, to merger-related costs in the consolidated statement of operations in fiscal 2010.

We are periodically named as a defendant in various lawsuits, claims and pending actions and are exposed to tax risks. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. While we believe any recorded liabilities are adequate, there are inherent limitations in projecting the outcome of these matters and in the estimation process whereby future actual liabilities may exceed projected liabilities, which could have a material adverse effect on our financial condition and results of operations.

We are subject to tax in various domestic and international jurisdictions and, as a matter of course, are regularly audited by federal, state and foreign tax authorities. During the third quarter of 2009, the Massachusetts Appellate

Tax Board (the “ATB”) rendered an adverse decision on certain tax matters of Talbots, which was recently affirmed by the Massachusetts Appeals Court. We are considering an application to the Supreme Judicial Court of Massachusetts for further appellate review of the case. In order to pursue the original appeal, we were required to make payments to the Massachusetts Department of Revenue on the assessment rendered on those tax matters, of which approximately $3.5 million remains to be paid. An additional assessment, relating to a subsequent period, has also been appealed by the Company to the ATB covering similar issues. Refer to Contractual Obligations, Commercial Commitments and Contingent Liabilities for additional information on this matter. These assessments have been adequately reserved and did not have a material impact on our results of operations.

It can be difficult to predict or determine the final outcome of any legal or administrative proceedings or to quantify the amount or range of any potential financial impact. Because of the inherent difficulty of predicting the outcome of any legal claims and administrative proceeding or other matters, we cannot provide assurance as to the outcome of these or other pending or future matters, or if ultimately determined adversely to us, the loss, expense or other amounts attributable to any such matter. The resolution of such matter or matters, if unfavorable, could have a material adverse effect on our operating results.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the trading symbol “TLB.” The following table sets forth the high and low sale prices per share of our common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low

Fiscal Year 2010:
Fourth quarter	$11.84	$5.91
Third quarter	$13.43	$9.30
Second quarter	$17.79	$9.59
First quarter	$17.33	$10.14
Fiscal Year 2009:
Fourth quarter	$11.26	$6.61
Third quarter	$11.80	$5.10
Second quarter	$6.96	$2.05
First quarter	$4.57	$2.01

As of March 18, 2011, the number of holders of record of our common stock was 16,477.

Any determination to pay dividends and the amount thereof is at the discretion of our Board of Directors, subject to the restrictions imposed by our Credit Facility, which prohibits the payment of dividends except for those issued in the form of stock or stock equivalents. In February 2009, our Board of Directors approved the indefinite suspension of our cash dividends; therefore, no dividends were paid in fiscal 2010 or fiscal 2009.

A summary of our repurchase activity under certain equity programs for the thirteen weeks ended January 29, 2011 is set forth below:

				Approximate Dollar
				Value of Shares
				that May Yet Be
		Average		Purchased Under the
	Total Number of	Price Paid		Equity Award
Period	Shares Reacquired(1)	per Share		Programs(3)

October 31, 2010 through November 27, 2010	612	$10.03		$20,132
November 28, 2010 through January 1, 2011	86,272	2.14		19,081
January 2, 2011 through January 29, 2011	178,600	0.01	(2)	19,145

Total	265,484	$2.11		$19,145

(1)	We repurchased 73,000 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan at an acquisition price of $0.01 per share.

Our equity program generally requires employees to tender shares in order to satisfy the employee’s tax withholding obligations from the vesting of their restricted stock. During the period, we repurchased 17,484 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average acquisition price of $10.86 per share.

(2)	The average price paid per share reported here does not reflect the value of the 175,000 shares reacquired from Perella Weinberg Partners LP as a component of the settlement of Campbell v. The Talbots, Inc., et al. Refer to Item 3, Legal Proceedings, for additional information regarding this transaction.

(3)	As of January 29, 2011, there were 1,914,492 shares of nonvested stock that were subject to repurchase at $0.01 per share, or $19,145 in the aggregate, that we have the option to repurchase if the holders’ employment is terminated prior to vesting.

We did not have any shares available to be repurchased under any announced or approved repurchase programs or authorizations as of January 29, 2011.

Stock Performance Graph

The following graph compares the percentage changes in the cumulative total shareholders’ return on our common stock on a year end basis, using the last day of trading prior to our fiscal year end, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Dow Jones U.S. General Retailers Index for the same period. Returns are indexed to a value of $100 and assume that all dividends were reinvested.

Comparison of Cumulative Five-Year Total Return of The Talbots, Inc.,
S&P 500 Index, and Dow Jones General Retailers Index

	Base	Indexed Returns
	Period	for The Years Ended
Company/Index	1/27/06	2/02/07	2/01/08	1/30/09	1/29/10	1/28/11
The Talbots, Inc.	$100.00	$86.74	$34.85	$8.20	$45.50	$24.12

S&P 500 Index	$100.00	$115.03	$112.92	$68.46	$91.15	$110.53

Dow Jones U.S. General Retailers Index	$100.00	$109.86	$101.00	$69.69	$102.00	$123.39

The Performance Graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and notes thereto included elsewhere in this document.

	Year Ended
	January 29,		January 30,		January 31,		February 2,		February 3,
	2011		2010		2009		2008		2007
	(52 weeks)		(52 weeks)		(52 weeks)		(52 weeks)		(53 weeks)
	(In thousands, except per share data)

Statements of Operations Information:
Net sales	$1,213,060		$1,235,632		$1,495,170		$1,708,115		$1,772,306
Operating income (loss)	31,436		(8,690)		(98,389)		35,204		114,596
Income (loss) from continuing operations	7,570(a	)(b)(c)	(25,308	)(b)(c)	(139,521	)(c)(d)	43	(c)	56,876
Net income (loss)	$10,815		$(29,412)		$(555,659	)(d)(e)	$(188,841	)(e)	$31,576
Basic earnings (loss) per share:
Continuing operations	0.11		$(0.47)		$(2.63)		$(0.01)		$1.06
Net earnings (loss)	0.16		$(0.55)		$(10.41)		$(3.58)		$0.59
Diluted earnings (loss) per share:
Continuing operations	0.11		$(0.47)		$(2.63)		$(0.01)		$1.05
Net earnings (loss)	0.16		$(0.55)		$(10.41)		$(3.58)		$0.58
Weighted average shares outstanding:
Basic	65,790		53,797		53,436		53,006		52,651
Diluted	66,844		53,797		53,436		53,006		53,092
Cash dividends per share(f)	$—		$—		$0.52		$0.52		$0.51
Balance Sheets Information:
Working capital (deficiency)	$95,917		$(261,942)		$(13,680)		$208,803		$262,609
Total assets	668,516		825,818		971,293		1,502,979		1,748,688
Total long-term debt, including current portion(g)	25,516		486,494		328,377		389,027		469,643
Stockholders’ equity (deficit)	$183,586		$(185,636)		$(178,097)		$454,779		$643,311

(a)	Gift card breakage income of $6.9 million, including a cumulative change in estimate of $6.3 million, was recorded in fiscal year 2010.

(b)	During fiscal years 2010 and 2009, we recorded merger-related costs of $25.9 million and $8.2 million, respectively, in connection with our merger with BPW Acquisition Corp. and related transactions.

(c)	During fiscal years 2010, 2009, 2008 and 2007, we recorded restructuring charges of $5.6 million, $10.3 million, $17.8 million and $3.7 million, respectively, relating to our restructuring activities. These actions include reducing headcount and employee benefit costs, shuttering or disposing of non-core businesses, and reducing office and retail space when determined to no longer coincide with the vision of the brand or the needs of the business, among other steps.

(d)	During fiscal year 2008, we recorded a $211.7 million valuation allowance on substantially all of our net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, comprised of $61.0 million related to continuing operations, $21.3 million related to other comprehensive loss and $129.4 million related to discontinued operations.

(e)	During fiscal years 2008 and 2007, we recorded impairment charges relating to the J. Jill brand of $318.4 million and $149.6 million, respectively, which are included in income (loss) from discontinued operations.

(f)	In February 2009, our Board of Directors approved the indefinite suspension of our quarterly dividends.

(g)	Total long-term debt excludes notes payable to banks of $148.5 million at January 31, 2009 and $45.0 million at February 3, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This discussion and analysis should be read in conjunction with these consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

We conform to the National Retail Federation’s fiscal calendar. Where reference is made to a particular year or years, it is a reference to our 52-week or 53-week fiscal year. References in this Annual Report to “2010,” “2009” and “2008” refer to the 52-week fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Management Overview

In 2010, we executed a comprehensive financing solution and commenced the implementation of several broad strategic initiatives. These activities are components of our comprehensive strategy to build our updated brand and strengthen our organization with a focus on top-line sales, profitability and productivity improvements over the long-term.

On April 7, 2010, we completed a series of transactions (collectively, the “BPW Transactions”) which, in the aggregate, substantially reduced our indebtedness and significantly deleveraged our balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company merged with and into BPW in exchange for the Company’s issuance of Talbots common stock and warrants to BPW stockholders; (ii) the repurchase and retirement of all shares of Talbots common stock held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), our then majority shareholder, totaling 29.9 million shares; the issuance of warrants to purchase one million shares of Talbots common stock to AEON (U.S.A.) and the repayment of all of our outstanding debt with AEON Co., Ltd. (“AEON”) and AEON (U.S.A.) at its principal value plus accrued interest and other costs for total cash consideration of $488.2 million; and (iii) the execution of a third party senior secured revolving credit facility which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions.

As of April 7, 2010, as a result of these transactions, we reduced our outstanding debt by approximately $361.5 million and increased stockholders’ equity by approximately $327.3 million. Since the close of these transactions, we have sought to translate our operating results into a further improved financial position, reducing debt by an additional $99.5 million through January 29, 2011 and ending the year with a positive equity balance and positive net working capital.

With the liquidity provided by the BPW Transactions, management has been able to expand the scope of its strategic initiatives to include programs designed to provide planned reinvestment in key aspects of the business, including an enhanced marketing campaign, the launch of a store re-image initiative and an information technology enhancement and upgrade, while continuing to focus on programs designed and intended to improve upon our leaner operating structure, including the launch of our segmentation strategy and a plan to rationalize and reduce our store real estate portfolio and square footage.

•	In fiscal 2010, we launched an enhanced, coordinated marketing campaign, including a return to national and regional advertising, e-commerce advertising and increased in-store visual, aimed at increasing brand awareness and customer retention, reactivation and acquisition, by providing current and prospective future customers with images designed to communicate our updated brand image of “tradition transformed.” We expect to continue this campaign in the coming year and will continue to evaluate the results achieved, making any adjustments to the strategy as we deem appropriate.

•	Further in 2010, we began the roll-out of our store re-image initiative, a program which is designed to translate our updated brand image into a renovated storefront and store lay-out and is aimed at increasing customer traffic. The phases undertaken in fiscal 2010 included renovations of fourteen retail stores, storefront refreshes of eleven additional stores and a complete rebuild of a retail location in a key market, which serves as our design concept store. Based on the results of the renovations undertaken to-date, we plan to initiate the next phase of our re-image initiative in fiscal 2011, including anticipated renovations of up to approximately 70 stores. Going forward, we will continue to evaluate the results achieved as well as the scope and execution of any future phases of the initiative.

•	Fiscal 2010 also marked the start of the reinvestment phase of our three-year IT systems strategic plan which focuses on making systems enhancements designed to aid management in understanding and meeting customer needs, driving growth across the business and promoting operational excellence. Most significantly, we commenced the process of upgrading our Oracle financial system and implementing our Oracle and JDA merchandise financial planning, assortment planning and allocation systems. These systems will provide cross-functional support and analysis tools to better serve our business as well as a foundation for developing a leaner systems operation which will allow us to eliminate redundant systems and reduce customizations. We expect these phases of our systems upgrade to be completed by the close of fiscal 2011 and expect to continue to reinvest in our information systems in the coming year as we continue to execute on this plan.

•	The 2010 fall selling season reflected the first distribution of product to our stores following our segmentation strategy, whereby we sort our stores based on customer lifestyle, behavior and climate, which seeks to improve store productivity by tailoring our merchandise assortment and store experience to specific segments. We expect to continue to follow our segmentation strategy for determining merchandise allocation through 2011, adjusting the mix and assortment of merchandise across the store categories as well as adjusting the store category classification of certain locations, based on the results of this implemented strategy as we go forward.

•	Finally, in fiscal 2010, we announced our intention to closely evaluate our store real estate portfolio and rationalize our store locations, under a program aimed at increasing the productivity of our store square footage. This program was still in the early stages of evaluation at the close of fiscal 2010; however in the fourth quarter of 2010, we began to take advantage of opportunities to reduce leased store space in accordance with lease expirations of several leases, closing eighteen stores in the fourth quarter of 2010. Our evaluation of our store portfolio includes consideration, on a market-by-market basis, of factors such as overall size and potential sales in each market, current performance and growth potential of each store, and available lease expirations, lease renewals and other lease termination opportunities.

In March 2011, we announced the acceleration of our store rationalization plan, with an expectation to close approximately 90 to 100 stores and consolidate or downsize approximately 15 to 20 stores over the next two years, with a majority of these actions expected to be completed in fiscal 2011. These actions are expected to reduce gross square footage by approximately 0.5 million square feet over the two year period. We anticipate that a substantial part of these expected closings and square footage reductions will be implemented at stores which have lease expirations or other lease termination events occurring in this two year period. In connection with this plan, we expect to incur approximately $18.0 million in estimated lease exit, severance and related costs over the next two years. The number, identity and timing of these actions are not final, continue to be subject to further ongoing evaluation and may be adjusted as we continue to finalize our plan. We will continue to evaluate our store portfolio and may determine to close additional stores over the coming years.

Going forward, we remain committed to our long-range plan and strategic initiatives which focus on top-line sales, profitability and productivity improvements, and include ongoing strategic reinvestments in our marketing campaign and capital expenditures related to our store re-image initiative and information technology.

Results of Operations

Results of fiscal year 2010 include:

•	Achieved operating income of $31.4 million compared to an operating loss of $8.7 million in the prior year, a 461.7% improvement year-over-year, while recording:

•	$17.7 million in incremental merger-related costs,

•	$11.1 million of incremental expense related to the reinstatement and enhancement of operational performance-based and certain other employee compensation programs and

•	$9.4 million of incremental marketing expense, partially offset by

•	$6.3 million of gift card breakage income, representing a one-time cumulative change in estimate adjustment in 2010;

•	Recorded net sales declines of 1.8% in fiscal 2010, compared to fiscal 2009;

•	Improved gross profit margins to 37.7% from 33.5% in the prior year; and

•	Reduced total outstanding debt by $461.0 million, or 94.8%.

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	62.3%	66.5%	70.2%
Selling, general and administrative	32.4%	32.6%	35.0%
Merger-related costs	2.1%	0.7%	—
Restructuring charges	0.5%	0.8%	1.2%
Impairment of store assets	0.1%	0.1%	0.2%
Operating income (loss)	2.6%	(0.7)%	(6.6)%
Interest expense, net	1.6%	2.3%	1.4%
Income (loss) before taxes	1.0%	(3.0)%	(8.0)%
Income tax expense (benefit)	0.4%	(1.0)%	1.3%
Income (loss) from continuing operations	0.6%	(2.0)%	(9.3)%

Cost of sales, buying and occupancy is comprised primarily of the cost of merchandise including duties, inbound freight charges, shipping, handling and distribution costs associated with our direct operations, salaries and expenses incurred by our merchandising and sourcing operations and occupancy costs associated with our stores. Occupancy costs consist primarily of rent and associated depreciation, maintenance, property taxes and utilities.

Selling, general and administrative is comprised primarily of the costs of employee compensation and benefits in the selling and administrative support functions, catalog operation costs relating to catalog production and call center, advertising and marketing costs, the cost of our customer loyalty program, costs related to management information systems and support and the costs and income associated with our credit card operations. Additionally, costs associated with our warehouse operations are included in selling, general and administrative and include costs of receiving, inspecting and warehousing merchandise as well as the costs related to store distribution of merchandise. Warehouse operations costs for 2010, 2009 and 2008 are approximately $17.9 million, $20.2 million and $27.6 million, respectively.

Our gross margins may not be comparable to certain other companies, as there is diversity in practice as to which costs companies include in selling, general and administrative and cost of sales, buying and occupancy. Specifically, we include the majority of the costs associated with our warehousing operations in selling, general and administrative, while other companies may include these costs in cost of sales, buying and occupancy.

2010 Compared to 2009

Net Sales

The following is a comparison of net sales for fiscal years 2010 and 2009:

	January 29,	January 30,	(Decrease)
	2011	2010	Increase
	(In millions)

Net store sales	$991.4	$1,027.9	$(36.5)
Net direct marketing sales	221.7	207.7	14.0

Total	$1,213.1	$1,235.6	$(22.5)

Store Sales

Reflected in net store sales for fiscal year 2010 is a $31.8 million, or 3.4%, decrease in comparable store sales compared to fiscal year 2009. This decrease is significantly attributable to reduced customer traffic due to, among other factors, weaker than anticipated customer response to our merchandise assortment, increased levels of competitive promotional activity and weather-related issues in the fourth quarter, which led to a decline in the number of comparable store transactions. We began fiscal year 2010 building on momentum from the second half of fiscal year 2009 and saw positive comparable store sales in the first half of the year. This momentum did not continue in the second half of the year, despite our increased promotional activity and efforts in the fourth quarter in order to be more competitive in what proved to be a more promotional environment than anticipated.

In the second half of the year, our enhanced marketing campaign entered a significant phase with the roll-out of our national advertising campaign. We believe our enhanced marketing strategy and related initiatives are significant to achieving our “tradition transformed” brand vision and believe that these brand building efforts will take time to gain traction and translate into increased customer traffic and net sales.

Sales metrics for comparable stores for fiscal year 2010 were as follows: customer traffic decreased 8.0% year-over-year, yet the rate of converting traffic to transactions increased 0.9%, contributing to a 7.2% decrease in the number of transactions per store. Additionally, units per transaction were up 3.2% which, combined with a 0.7% increase in average unit retail, contributed to a 3.9% increase in dollars per transaction over fiscal year 2009.

Comparable stores are those stores, excluding surplus outlets, that are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15%, the store is excluded from the computation of comparable store sales for a period of 13 full months. As of January 29, 2011, we operated a total of 568 stores with gross and selling square footage of approximately 4.1 million square feet and 3.1 million square feet, respectively, a decrease of approximately 2.8% in gross square footage and 3.0% in selling square footage from January 30, 2010, when we operated 580 retail stores.

Direct Marketing Sales

Direct marketing sales in fiscal 2010 increased 6.7% compared to fiscal year 2009 while the percentage of our net sales derived from direct marketing increased to 18.3% from 16.8% in fiscal 2009. These increases can be primarily attributed to an $8.2 million comparative increase in red-line phone sales, which are sales resulting from direct lines in our stores to our call center, as well as increased Internet sales. Internet sales were $161.8 million in fiscal 2010 compared to $144.5 million in fiscal 2009. This increase is primarily due to changing trends in consumer purchasing behavior, with declines in catalog sales partially offsetting the increase in Internet sales.

Cost of Sales, Buying and Occupancy

The following is a comparison of cost of sales, buying and occupancy for fiscal years 2010 and 2009:

	January 29,	January 30,
	2011	2010	Decrease
	(In millions)

Cost of sales, buying and occupancy	$755.2	$821.3	$(66.1)
Percentage of net sales	62.3%	66.5%	(4.2	) %

In fiscal year 2010, net sales declines of $22.5 million were offset by cost of sales, buying and occupancy declines of $66.1 million, resulting in a 420 basis point improvement in gross profit margin to 37.7% from 33.5% in fiscal year 2009. This improvement in gross profit margin was primarily driven by gains in merchandise margin, which was up 310 basis points as a result of changes to our sourcing practices and correlated to improvements in our initial mark-up rate (“IMU”) compared to fiscal year 2009. Occupancy expenses as a percent of net sales also improved 90 basis points, primarily due to comparatively lower depreciation expense, while buying expenses as a percent of net sales improved 20 basis points.

Although we recorded a 420 basis point improvement in gross profit margin year-over-year in fiscal 2010, we do not expect our gross profit margin improvements to be as strong year-over-year in fiscal 2011, largely due to expectations of incrementally higher merchandise costs, correlated to rising commodity prices, and continued promotional pressure in the market.

Selling, General and Administrative

The following is a comparison of selling, general and administrative for fiscal years 2010 and 2009:

	January 29,	January 30,
	2011	2010	(Decrease)
	(In millions)

Selling, general and administrative	$393.5	$403.2	$(9.7)
Percentage of net sales	32.4%	32.6%	(0.2)%

In fiscal year 2010, we reinstated and enhanced operational performance-based and certain other employee compensation programs that were suspended in the prior year, recording related incremental compensation expense of $9.9 million in fiscal 2010. Further, in 2010, we increased our investment in marketing, including expanded national and regional advertising, e-commerce advertising and increased in-store visual, recording incremental marketing expense of $9.4 million in fiscal 2010. These planned reinvestments in our business were offset by expense savings that continue to be realized from actions taken under our fiscal year 2009 expense reduction program, allowing us to reduce selling, general and administrative year-over-year while making these strategic reinvestments.

Selling, general and administrative in fiscal 2010 also reflect a change in our estimate of gift card breakage, whereby in fiscal 2010, we refined our estimate of gift card redemptions and began to recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is considered remote. Gift card breakage income of $6.9 million, including a cumulative, one-time adjustment of $6.3 million, was recorded in fiscal year 2010 as an offset to selling, general and administrative.

Merger-Related Costs

During fiscal years 2010 and 2009, we incurred $25.9 million and $8.2 million of merger-related costs, respectively, in connection with our acquisition of BPW. These costs primarily consist of investment banking, professional services fees, an incentive award given to certain executives and members of senior management as a result of the closing of this transaction and, in 2010, are partially offset by a net gain on the settlement of shareholder litigation. Refer to Part I Item 3., Legal Proceedings, for further information regarding this settlement.

Restructuring Charges

The following is a comparison of restructuring charges for fiscal years 2010 and 2009:

	January 29,	January 30,
	2011	2010	Decrease
	(In millions)

Restructuring charges	$5.6	$10.3	$(4.7)
Percentage of net sales	0.5%	0.8%	(0.3)%

The restructuring charges incurred in fiscal 2010 primarily relate to the consolidation of our Madison Avenue flagship location wherein we reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out. Restructuring charges incurred in fiscal 2009 primarily include severance costs recorded in February 2009 and June 2009 due to corporate headcount reductions, estimated lease termination costs associated with the portion of our Tampa, Florida data center which we ceased to use in July 2009 and severance and lease termination costs incurred related to the closing of our Hong Kong and India sourcing offices and the reduction of corporate sourcing headcount.

Impairment of Store Assets

We regularly monitor the performance and productivity of our store portfolio. When we determine that a store is underperforming or is to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. When a store is identified for impairment analysis, we estimate the fair value of the store assets using an income approach, which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results, its knowledge and expectations. These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. In both fiscal years 2010 and 2009, we recorded impairments of store assets of $1.4 million. In fiscal year 2010, store impairment analyses were triggered both by management reviews of the stores’ operating results as well as our anticipated closures of store locations. In fiscal year 2009, store impairment analyses were primarily triggered by management reviews of the stores’ operating results.

Our analysis of the store locations approved for closure, consolidation or downsizing under our accelerated store rationalization plan as well as any additional store closures or negative trends in store performance may result in additional impairments of store assets in the coming year.

Interest Expense, net

The following is a comparison of net interest expense for fiscal years 2010 and 2009:

	January 29,	January 30,
	2011	2010	Decrease
	(In millions)

Interest expense, net	$18.8	$28.1	$(9.3)

Net interest expense in fiscal 2010 decreased compared to fiscal 2009 primarily due to reductions in the weighted average debt outstanding in the respective periods, from $498.7 million in fiscal 2009 to $152.9 million in fiscal 2010, partially offset by an increase in the comparable effective interest rates, from 4.9% in fiscal 2009 to 5.5% in fiscal 2010. While the year-over-year effective interest rate increased in fiscal 2010, it has sequentially declined over each quarterly period to a low of 3.8% in the fourth quarter of 2010. Reductions in debt-related interest expense were partially offset by increased tax-related interest expense year-over-year. We expect interest expense to be comparatively lower in the coming year.

Income Tax Expense (Benefit)

The following is a comparison of income tax expense (benefit) for fiscal years 2010 and 2009:

	January 29,	January 30,
	2011	2010	Increase
	(In millions)

Income tax expense (benefit)	$5.0	$(11.5)	$16.5

In fiscal years 2010 and 2009, our effective income tax rate, including discrete items, was 40.0% and 31.3%, respectively. The effective income tax rate is based upon the income or loss for the year, the composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. Income tax expense in fiscal 2010 is comprised primarily of discrete items, specifically changes in estimates related to previously existing uncertain tax positions based on new information recorded in the second quarter of 2010. The income tax benefit in fiscal 2009 was primarily impacted by the intra-period tax allocation arising from other comprehensive income recognized from the remeasurement of our Pension Plan and Supplemental Executive Retirement Plan obligations due to our decision to discontinue future benefits being earned under the plans effective as of May 1, 2009, which resulted in an allocated tax benefit of $10.5 million to continuing operations and an offsetting tax expense included in other comprehensive income.

We continue to provide a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles.

2009 Compared to 2008

Net Sales

The following is a comparison of net sales for fiscal years 2009 and 2008:

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Net store sales	$1,027.9	$1,261.6	$(233.7)
Net direct marketing sales	207.7	233.6	(25.9)

Total	$1,235.6	$1,495.2	$(259.6)

Store Sales

Reflected in Talbots store sales is a $218.3 million, or 19.3%, decline in comparable store sales for 2009, due to the lackluster customer shopping behaviors we experienced throughout the first half of the year. We believe this was a carryover from the latter part of 2008 as the difficult economic environment significantly influenced consumers’ discretionary spending. When our customer was shopping, key fashion items at entry level price points were the main driver of sales. We remained steadfast in managing on lean inventory while improving our flow of merchandise, optimizing our markdowns and presenting our customer with a stronger mix of regular-price to markdown merchandise.

Sales metrics for 2009 were as follows: customer traffic declined 14.6% and the rate of converting traffic to transactions declined 3.2%, resulting in a 17.8% decline in the number of transactions. Additionally, units per transaction were down 3.8%, with a 1.6% increase in average unit retail, resulting in a 2.2% decline in dollars per transaction. We began to see improvement in our sales metrics beginning in the third quarter which continued through the end of the year. Although we experienced a decline in fourth quarter traffic and transactions, dollars per transaction increased 13% reflecting an improvement in regular-price selling.

Despite a year over year decline in sales and certain other related metrics, we had reason to believe that customer perception of our merchandise continued to improve. Market research we conducted during the third quarter of 2009 indicated that our best customers, those who spend the most money shopping with us, gave our merchandise its highest rating in recent years. Our lower spenders also rated our merchandise at its highest levels in recent years, although not as high as our best customers.

Comparable stores are those stores, excluding surplus outlets, that are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15%, the store is excluded from the computation of comparable store sales for a period of 13 full months. As of January 30, 2010, we operated a total of 580 stores with gross and selling square footage of approximately 4.1 million square feet and 3.2 million square feet. This represents a decrease of approximately 1.4% in gross and selling square footage, respectively, from January 31, 2009, when we operated 587 retail stores with gross and selling square footage of approximately 4.2 million square feet and 3.2 million square feet, respectively. The decrease in square footage is due to the opening of 11 upscale outlets and one retail store offset by the closing of 19 retail stores.

Direct Marketing Sales

We experienced an 11.1% decline in direct marketing sales in 2009 compared to 2008 while the percentage of our net sales derived from direct marketing increased to 16.8% in 2009 from 15.6% in 2008. The increase in direct marketing as a percent of total sales is partially due to more aggressive selling and promoting of our direct marketing sales that originate in our stores via red-line phones, which are direct lines to our call center. Also contributing to the improvement, beginning in the fall season, we presented our customer with a stronger mix of regular-price merchandise, achieved better fulfillment and experienced lower returns. Direct marketing sales in the third quarter were essentially flat compared to the prior year and we experienced an 11.0% increase in the fourth quarter on a year-over-year basis. Internet sales in 2009 represented 70.0% of our direct marketing sales compared to 68.0% in 2008. We believe our investment in our new Internet platform coupled with changing trends in consumer purchasing behavior, contributed to the increase in Internet sales as a percentage of direct marketing.

Cost of Sales, Buying and Occupancy

The following is a comparison of cost of sales, buying and occupancy for fiscal years 2009 and 2008:

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Cost of sales, buying and occupancy	$821.3	$1,049.8	$(228.5)
Percentage of net sales	66.5%	70.2%	(3.7)%

The decrease in cost of sales, buying and occupancy represents a 370 basis point improvement from the prior year. The improvement includes a 620 basis point improvement in merchandise margin as a percent of sales. The improvement in merchandise margin was driven by changes to our sourcing practices, improved inventory management and stronger regular-price selling specifically in the second half of the year. The improvement in cost of sales is offset by a 200 basis point increase in occupancy costs and a 50 basis point increase in buying costs, both of which rose as a percent of sales despite reductions in actual costs. These increases as a percent of sales are attributable to negative leverage from the decline in sales for the year, as actual costs for occupancy and buying were reduced from the prior year.

Selling, General and Administrative

The following is a comparison of selling, general and administrative for fiscal years 2009 and 2008:

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Selling, general and administrative	$403.2	$523.1	$(119.9)
Percentage of net sales	32.6%	35.0%	(2.4)%

In early 2009, we established a goal of reducing annual expense by $150.0 million by the end of fiscal 2010. Approximately 80% of this reduction was expected to be within selling, general and administrative. By the end of fiscal 2009, we reduced selling, general and administrative by $119.9 million, substantially achieving our two-year goal in one year. Our expense reductions were primarily realized in payroll and employee benefits and the balance in other corporate overhead expenses as we reduced our workforce by 32% during 2009.

Merger-Related Costs

In 2009, we incurred $8.2 million of merger-related costs in connection with our acquisition of BPW. These costs primarily consist of investment banking and professional services fees.

Restructuring Charges

The following is a comparison of restructuring charges for fiscal years 2009 and 2008:

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Restructuring charges	$10.3	$17.8	$(7.5)
Percentage of net sales	0.8%	1.2%	(0.4)%

The 2009 restructuring charges primarily relate to severance costs due to the corporate headcount reductions in February 2009 and June 2009 and costs to settle lease liabilities for a portion of our Tampa, Florida data center that is no longer being used. Additionally, we reorganized our global sourcing activities and entered into a buying agency agreement with Li & Fung effective September 2009. Li & Fung is now our exclusive global apparel sourcing agent for substantially all Talbots apparel.

Impairment of Store Assets

The following is a comparison of impairment of store assets in fiscal years 2009 and 2008:

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Impairment of store assets	$1.4	$2.8	$(1.4)
Percentage of net sales	0.1%	0.2%	(0.1)%

We regularly monitor our store portfolio to identify stores that are underperforming and close stores when appropriate. When we determine that a store is underperforming or is to be closed, we reassess the expected future cash flows of the store, which in some cases results in an impairment charge. During the third quarter of 2009, we identified and recorded an impairment charge of $1.4 million related to underperforming stores.

Interest Expense, net

The following is a comparison of net interest expense for fiscal years 2009 and 2008:

	January 30,	January 31,
	2010	2009	Increase
	(In millions)

Net interest expense	$28.1	$20.3	$7.8
Average debt outstanding	498.7	474.5	24.2
Average interest rate on borrowings	4.9%	3.7%	1.2%

The increase in net interest expense was primarily due to higher average outstanding debt levels combined with a higher average interest rate on those borrowings. Interest expense in 2009 also includes $0.5 million of amortization of the $1.7 million loan fees paid to AEON in 2009 and $1.1 million of breakage fees resulting from our early repayment of the bank debt on December 29, 2009.

Income Tax (Benefit) Expense

The following is a comparison of income tax (benefit) expense for fiscal years 2009 and 2008:

	January 30,	January 31,
	2010	2009	Decrease
	(In millions)

Income tax (benefit) expense	$(11.5)	$20.8	$(32.3)

The income tax benefit in 2009 resulted primarily from the intra-period tax allocation arising from other comprehensive income recognized from the remeasurement of our Pension Plan and SERP obligations due to our decision to discontinue future benefits being earned under the plans effective as of May 1, 2009. This resulted in a tax expense of approximately $10.5 million in other comprehensive income and an offsetting benefit in continuing operations. The income tax expense in 2008 is due to the establishment of a valuation allowance of $61.0 million for substantially all of our net deferred tax assets. During the fourth quarter of 2008, we concluded there was insufficient evidence that all of our deferred tax assets would be realized in the future.

Discontinued Operations

Our discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business, which was sold on July 2, 2009. The operating results of these businesses have been classified as discontinued operations on the consolidated statements of operations for all periods presented, and the cash flows from discontinued operations, including proceeds from the sale of J. Jill, have been separately presented in the consolidated statements of cash flows.

On July 2, 2009, we completed the sale of the J. Jill business for net proceeds of $64.3 million, pursuant to which Jill Acquisition LLC (the “Purchaser”) agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business, including acquiring 205 of the 280 J. Jill stores held at the time of purchase and executing a sublease with us for a portion of the Quincy, Massachusetts office space previously used for the J. Jill business. The 75 J. Jill stores that were not sold were closed. As of January 29, 2011, we had settled the lease liabilities of 73 of the 75 stores not acquired by the Purchaser as well as a portion of the vacant Quincy, Massachusetts office space.

At the time of closing or vacating leased spaces associated with our discontinued operations, we record estimated lease termination costs. As of January 29, 2011, we had recorded lease liabilities for the two remaining leases for former J. Jill stores, the remaining portion of the Quincy office space and six remaining leases for former Talbots Kids and Mens stores that have not been assigned or settled. We remain contingently liable for obligations and liabilities transferred to certain third parties, including the remaining 203 J. Jill leases of the 205 J. Jill leases originally assigned to the Purchaser as well as certain assigned leases related to our closed U.K. and Mens businesses. We record adjustments to our estimated lease liabilities when new information suggests that actual costs may vary from initial or previous estimates, resulting in changes to the income (loss) from discontinued operations. Total cash expenditures related to any of these lease liabilities will depend on either the outcome of negotiations with third parties or performance under the assigned leases by third parties. As a result, actual costs related to these leases may vary from current estimates and management’s assumptions and projections may continue to change. Refer to Contractual Commitments for further discussion of discontinued operations’ lease liabilities.

The $3.2 million income from discontinued operations recorded in fiscal 2010 includes adjustments to the estimated lease liabilities of the J. Jill, Talbots Kids and Mens businesses, primarily relating to negotiated settlements on four of the retained and closed J. Jill retail locations and a portion of the vacant Quincy office space. The $4.1 million loss from discontinued operations recorded in fiscal 2009 includes a loss on the sale and disposal of the J. Jill business, adjustments to the estimated lease liabilities of the J. Jill, Talbots Kids and Mens businesses and losses incurred by the J. Jill business prior to ceasing operations in July 2009. The $416.1 million loss from discontinued operations recorded in fiscal 2008 includes an impairment charge to the assets of the J. Jill business, the recording of estimated lease liabilities of the Talbots Kids, Mens and U.K. businesses upon ceasing operations and the income (losses) incurred by the J. Jill business as well as the Talbots Kids, Mens and U.K. businesses prior to ceasing operations.

Liquidity and Capital Resources

Over the past several years, management’s strategies have focused on actions and initiatives designed to streamline our organization, reduce our cost structure and improve our gross margin performance and liquidity, culminating in the completion of the BPW Transactions on April 7, 2010. With the completion of these transactions, we gained additional capital to strengthen our balance sheet, significantly reduced our outstanding indebtedness and corresponding interest expense and restored positive shareholders’ equity.

With the liquidity provided by the BPW Transactions, management has been able to expand the scope of its strategic initiatives to include programs designed and intended to provide planned reinvestment in key aspects of the business, including enhanced marketing campaigns, the launch of a store re-image initiative and an information technology enhancement and upgrade, while continuing to focus on programs designed and intended to continue to improve upon our leaner operating structure and enhance operating efficiencies, including a plan to rationalize and reduce our store portfolio. The enhanced marketing campaign and store re-image initiative represented incremental expense and capital expenditure spend in fiscal 2010 and will continue to require the use of the Company’s capital resources in fiscal 2011. Our evaluation of our store portfolio includes consideration, on a market-by-market basis, of factors such as overall size and potential sales in each market, current performance and growth potential of each store, and available lease expirations, lease renewals and other lease termination opportunities. In March 2011, we announced the acceleration of our store rationalization plan, with an expectation to close approximately 90 to 100 stores and consolidate or downsize approximately 15 to 20 stores over the next two years, with a majority of these actions expected to be completed in fiscal 2011. These actions are expected to reduce gross square footage by approximately 0.5 million square feet over the two year period. We anticipate that a substantial part of these expected closings and square footage reductions will be implemented at stores which have lease expirations or other lease termination events occurring in this two year period. Any action to close stores under this program, particularly prior to the end of their lease terms, may require the Company to provide up-front payment in the form of lease exit or termination fees. In connection with this plan, we expect to incur approximately $18.0 million in estimated lease exit, severance and related costs over the next two years, some of which will require the use of Company resources. We continue to monitor our expenditures and expect to make our most significant reinvestments in planned programs intended to improve top-line sales, profitability or productivity.

We finance our working capital needs, operating costs, capital expenditures, strategic initiatives and restructurings and debt and interest payment requirements through cash generated by operations and existing credit facilities. At January 29, 2011 we held $10.2 million of cash and cash equivalents, with cash equivalents defined as highly liquid instruments with a purchased maturity of three months or less, including payments due from credit card processors and banks for third party credit card and debit card transactions which are generally processed within one to five business days.

Any determination to pay dividends and the amount thereof is at the discretion of our Board of Directors, subject to the restrictions imposed by our Credit Facility, which prohibits the payment of dividends except for those issued in the form of stock or stock equivalents. In February 2009, our Board of Directors approved the indefinite suspension of our cash dividends; therefore, no dividends were paid in fiscal 2010 or fiscal 2009 or are expected to be paid in the near-term. We currently intend to retain our future earnings, if any, for use in the operation of our business.

Merger with BPW and Related Financing Transactions

On April 7, 2010, we completed a series of transactions (collectively, the “BPW Transactions”) which, in the aggregate, substantially reduced our indebtedness and significantly deleveraged our balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company merged with and into BPW in exchange for the Company’s issuance of Talbots common stock and warrants to BPW stockholders; (ii) the repurchase and retirement of all shares of Talbots common stock held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), our then majority shareholder; the issuance of warrants to purchase one million shares of Talbots common stock to AEON (U.S.A.) and the repayment of all of our outstanding debt with AEON Co., Ltd. (“AEON”) and AEON (U.S.A.) at its principal value plus accrued interest and other costs for total cash consideration of $488.2 million; and (iii) the execution of a third party senior secured revolving credit facility which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions.

In connection with the merger, we issued 41.5 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Additionally, in connection with the merger, we repurchased and retired the 29.9 million shares of Talbots common stock held by AEON (U.S.A.), our former majority shareholder, in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”).

The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on the NYSE Amex in April 2010. Approximately 17.2 million Talbots Warrants were outstanding at January 29, 2011.

The Non-Tendered Warrants have an exercise price of $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.5 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at January 29, 2011 become exercisable one year from April 7, 2010, the effective date of the merger, do not have anti-dilution rights, were de-listed from the NYSE Amex concurrent with the merger and expire on February 26, 2015.

The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. One million AEON Warrants were outstanding at January 29, 2011.

Further in connection with the consummation and closing of the BPW merger, we executed a new senior secured revolving credit agreement with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permits us to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of reserves as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carried interest, at our election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. On August 31, 2010, we entered into a First Amendment to the Credit Agreement with the lenders (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) three-month LIBOR plus 3.0% to 3.5%, or (b) the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012. Interest on borrowings is payable monthly in arrears. We pay a fee on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the First Amendment. As of January 29, 2011, our effective interest rate was 3.9%, and we had additional borrowing availability of up to $116.7 million.

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

The Company and certain of our subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Credit Facility are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations are secured by (i) a first priority perfected lien and security interest in substantially all assets of the Company and any guarantor from time to time and (ii) a first lien mortgage on our Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. In connection with the lenders’ security interest in our proprietary Talbots credit card program, Talbots and certain of our subsidiaries have also executed an access and monitoring agreement that requires us to comply with certain monitoring and reporting obligations to the agent with respect to such program, subject to applicable law.

We may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting us, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement. The Credit Facility does not contain any financial covenant tests.

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

The Credit Facility is our only outstanding debt agreement at January 29, 2011. Of the $125.0 million borrowed under the Credit Facility at its inception, approximately $25.5 million was outstanding at January 29, 2011. Further at January 29, 2011, we had $9.1 million in outstanding letters of credit and letter of credit availability of up to $15.9 million under the Master Agreement, included as part of our total additional borrowing availability under the Credit Facility, subject to borrowing capacity restrictions described therein.

Outlook

Our ability to obtain additional financing as needed depends upon many factors, including our financial projections and our prospects and creditworthiness, as well as external economic conditions and general liquidity in the credit markets.

We expect that our primary uses of cash in the next twelve months will be concentrated in (i) funding operations, strategic initiatives and working capital needs; (ii) investing in capital expenditures with approximately $60.0 million in capital expenditures expected for fiscal 2011, primarily related to the store re-image initiative and investments in our operations, finance and information technology systems; and (iii) seeking to continue to further deleverage our consolidated balance sheet by further reducing our outstanding obligation under the Credit Facility. Additionally, we may be required to make significant payments over the next twelve months to a state tax authority regarding certain tax matters which have been subject to appeal, pending final resolution and the outcome of potential negotiations with this authority.

Our cash and cash equivalents were $10.2 million as of January 29, 2011. Based on our current assumptions, our forecast and operating cash flow plan for fiscal year 2011, our anticipated borrowing availability under the Credit Facility and the improvements to the Company’s capital composition, we anticipate that the Company will have sufficient liquidity to finance anticipated working capital and other expected cash needs for at least the next twelve months. Our ability to meet our cash needs, obtain additional financing as needed and satisfy our operating and other non-operating costs will depend upon, among other factors, our future operating performance and creditworthiness as well as external economic conditions and the general liquidity of the credit markets.

Cash Flows

The following is a summary of cash flows from continuing operations for fiscal years 2010, 2009 and 2008:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In millions)

Net cash provided by operating activities	$54.1	$81.2	$16.3
Net cash provided by (used in) investing activities	$304.2	$(20.9)	$(42.1)
Net cash (used in) provided by financing activities	$(453.0)	$4.3	$57.8

Cash provided by operating activities

Cash provided by operating activities was $54.1 million in fiscal 2010 compared to $81.2 million in fiscal 2009 and $16.3 million in fiscal 2008. Cash provided by operating activities in fiscal 2010 is the result of earnings excluding non-cash items of $66.7 million, partially offset by a $12.6 million increase in cash used in working capital changes; whereas cash provided by operating activities in fiscal 2009 and fiscal 2008 is the result of lower investment in working capital of $45.5 million and $15.0 million, respectively, supplemented by earnings excluding non-cash items of $35.7 million and $1.3 million, respectively. This shift in the composition of cash provided by operating activities, from being primarily the result of working capital changes to being primarily the result of earnings excluding non-cash items in fiscal 2010, is primarily owed to the Company’s leaner operating structure in fiscal 2010 and improvements in the Company’s capital composition as a result of the BPW Transactions. Cash provided by operating activities in fiscal 2010 and 2009 also includes the payment of $27.1 million and $3.5 million in merger-related costs, respectively.

Cash provided by (used in) investing activities

Cash provided by investing activities was $304.2 million during fiscal 2010 compared to cash used in investing activities of $20.9 million in fiscal 2009 and $42.1 million in fiscal 2008. The cash flows provided by investing activities in fiscal 2010 primarily reflect the $333.0 million of cash and cash equivalents acquired in the merger with BPW on April 7, 2010. Refer to Merger with BPW and Related Financing Transactions for further information regarding this transaction.

Cash flows used in investing activities relate solely to purchases of property and equipment in all periods presented. Cash used for purchases of property and equipment during fiscal 2010 was $28.8 million compared to $21.0 million during fiscal 2009 and $44.7 million in fiscal 2008. In fiscal 2009, we planned a reduction in capital expenditures, generally limiting our capital investments to more essential replacement property, additions for new stores and a strategic platform refresh of our e-commerce site as part of an overall spend reduction program. In fiscal 2010, we planned an increase in capital expenditures for strategic reinvestments through our store re-image initiative, investments in our information technology systems and the expansion of our upscale outlets, with eleven new locations opening in fiscal 2010.

In fiscal 2010, we completed store renovations of fourteen retail locations in three key markets under our store re-image initiative and began storefront refreshes of eleven additional locations. These refreshes were completed in early fiscal 2011. Further, in fiscal 2010, we completed the full rebuild of an additional location in a key market, designed to reflect the Company’s comprehensive vision of its updated brand image, with the transformed store re-opening at the start of fiscal 2011, and began rebuilds of similar scope on two additional locations, expected to be completed around the start of the second quarter of fiscal 2011. These phases of the store re-image initiative represented incremental capital expenditures and related expenses, including accelerated depreciation of existing property and equipment disposed of under these phases in fiscal 2010, with primarily all of the expenses classified as cost of sales, buying and occupancy in the consolidated statements of operations.

These renovations marked the introduction of a multi-faceted store re-image initiative, a program designed to translate our updated brand vision of “tradition transformed” into a renovated storefront and store lay-out. Implementation of this initiative was primarily comprised of two programs — first, a store renovation with new lay-out, fixtures, and exterior updates and signage and second, a storefront refresh with new signage and exterior updates. We have evaluated the renovations and refreshes completed to-date and developed a modified program which combines key components of the store renovation and storefront refresh programs. We believe this value engineering will enable us to improve and update an increased number of stores more quickly, incorporating the critical elements of a store renovation at a reduced cost. We plan to initiate the next phase of our re-image initiative, under this modified program, in fiscal 2011, including renovations of up to approximately 70 stores. We believe the store re-image initiative is a key component in our plan to improve customer traffic and drive store productivity and could be a significant portion of our future capital investment. Going forward, we will continue to evaluate the results achieved as well as the scope and execution of any future phases of the initiative.

We expect to spend approximately $60.0 million in gross capital expenditures during the fiscal 2011, primarily related to the store re-image initiative and information technology improvements.

Cash (used in) provided by financing activities

Cash used in financing activities was $453.0 million in fiscal 2010 compared to cash provided by financing activities of $4.3 million in fiscal 2009 and $57.8 million in fiscal 2008. This change is primarily correlated to an outstanding debt reduction in fiscal 2010 compared to an outstanding debt increase in fiscal years 2009 and 2008, with outstanding debt totaling $25.5 million at January 29, 2011 and $486.5 million at January 30, 2010. The fiscal 2010 reduction of debt reflects the full repayment of all related party debt as part of the BPW Transactions, totaling $486.5 million. Refer to Merger with BPW and Related Financing Transactions for further information regarding this transaction. In addition to this repayment, cash used in financing activities in fiscal 2010 includes the payment of $9.8 million in debt and equity issuance costs related to the BPW Transactions and the repurchase of shares from employee stock award holders, partially offset by net borrowings on our revolving credit facility of $25.5 million, proceeds from the exercise of Non-Tendered Warrants of $19.0 million and proceeds from stock options exercised. In addition to net debt increases, financing activities in fiscal 2009 include the payment of debt issuance costs and the repurchase of shares from employee stock award holders. In fiscal 2008, financing activities include the payment of cash dividends, payment of debt issuance costs, the repurchase of shares from employee stock award holders and proceeds from stock options exercised, in addition to net debt increases.

Contractual Obligations, Commercial Commitments and Contingent Liabilities

The following summarizes our significant contractual obligations and commercial commitments as of January 29, 2011:

Contractual Obligations and		Less than	1 to 3	3 to 5	More than
Commercial Commitments	Total	1 year	Years	Years	5 Years
	(In thousands)

Revolving credit facility, including estimated interest payments	$28,824	$28,824	$—	$—	$—
Operating leases:
Real estate	577,750	127,326	207,330	129,099	113,995
Equipment	1,621	798	677	146	—
Merchandise purchases	128,496	128,496	—	—	—
Construction contracts	836	836	—	—	—
Other contractual commitments	12,357	7,071	4,738	548	—
Benefit plan obligations	20,852	1,756	4,685	4,503	9,908
Unrecognized tax benefits	6,319	5,550	769	—	—

Total obligations and commitments	$777,055	$300,657	$218,199	$134,296	$123,903

•	Revolving credit facility, including estimated interest payments — Represents amounts due under our revolving credit facility, including estimated interest payments. Our revolving credit facility matures on October 7, 2013, however, is considered to be a current obligation as it requires repayment of outstanding borrowings with substantially all cash collected by us and contains a subjective acceleration clause. In consideration of the classification of this facility as a current obligation, the above table includes only the principal plus estimated interest payments for the next twelve months. Interest payments were estimated using the effective interest rate as of January 29, 2011. Refer to Liquidity and Capital Resources for further information regarding the Credit Facility.

•	Operating Leases — Represents future minimum lease payments under non-cancelable operating leases in effect as of January 29, 2011, including six executed leases related to Talbots stores not yet opened at January 29, 2011 and, the remaining lease payments for six former Talbots Kids and Mens stores, two former J. Jill stores and the remaining portion of the Quincy office space. The minimum lease payments above do not include common area maintenance (“CAM”) charges, real estate taxes or any rent that may be due in the future under contingent rent terms, such as incremental rent due as a function of sales volume. Equipment operating leases are primarily for store computer and other corporate equipment and have lease terms that generally range between three and five years.

As described in Discontinued Operations, under the terms of the sale of the J. Jill business, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which includes leases for 205 J. Jill stores assigned to the Purchaser as part of the sale, of which 203 assigned leases remained outstanding at January 29, 2011. Further, in connection with closing our U.K. stores in 2008, three store leases were assigned to a local retailer who assumed the primary lease obligations; and, in connection with the closing of our Mens stores, one store lease was assigned to a third party who assumed the primary lease obligations. We remain secondarily liable in the event that the Purchaser, the local retailer or other third party does not fulfill its lease obligations. We have accrued a liability for the estimated exposure related to these contingent obligations. At January 29, 2011, the future aggregate lease payments for which we remain contingently obligated, as transferor or sublessor, total $110.9 million extending to various dates through fiscal 2020. Any actual exposure may materially vary from estimated amounts. The table above excludes these contingent liabilities.

•	Merchandise Purchases — Represents commitments by us to purchase merchandise from our network of vendors. We generally make merchandise purchase commitments up to six to nine months in advance of the selling season and do not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor.

•	Construction Contracts — Represents amounts committed or contractually obligated under contracts to facilitate the build-out and renovation of our stores.

•	Other Contractual Commitments — Represents amounts committed or contractually obligated under contracts for products and services required in the normal course of operation, such as contracts for insurance, maintenance on equipment, services and advertising. These contracts vary in length but generally carry 30-day to three-year terms.

•	Benefit Plan Obligations — Represents estimates of annual cash payments expected to be made related to the SERP, the supplemental 401(k) plan, the deferred compensation plan and the executive postretirement medical plan. We sponsor various benefit plans for certain employees, including the Pension Plan, the SERP, two deferred compensation plans and postretirement medical plans. Our postretirement medical plan for non-executive retirees is entirely self-funded effective January 2011. We also expect to make required contributions of $11.6 million to the Pension Plan in fiscal 2011 which is not reflected in the table above.

•	Unrecognized Tax Benefits — Represents income tax, interest and penalties expected to be due to various taxing authorities related to our uncertain tax positions. As we are unable to reasonably predict the timing of settlement of certain of our other uncertain tax positions, the above table does not include $70.8 million of income tax, interest and penalties relating to unrecognized tax benefits, including $20.0 million of unrecognized tax benefit recorded as a result of the BPW Transactions which is expected to be reversed in the coming year due to a favorable outcome of a Private Letter Ruling request submitted by the Company on this tax position and a $14.7 million tax assessment related to certain state tax matters for which an adverse decision to the Company on a similar issue was recently affirmed by a state appeals court. To the extent that we do not prevail in this matter through any future appeals and the relevant state tax authority does not allow us to establish a payment plan related to this matter, we may be required to pay this assessment in the next twelve months.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations  is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheets and the reported amounts of net sales and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

We define our “critical accounting policies” as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. The principles that we believe to be our critical accounting policies are outlined below.

Inventory Markdown Reserve — Merchandise inventories is a significant asset on our balance sheet, representing approximately 23.6% of our total assets at January 29, 2011. We manage our inventory levels by using markdowns to clear merchandise as needed. Consistent with the retail inventory method, at the end of each reporting period, reductions in gross margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining past-season inventory.

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

If market conditions were to decline, customer acceptance of product was not favorable or our sales were otherwise less than anticipated, we may have excess inventory on hand and may be required to mark down inventory at a greater rate than estimated, resulting in an incremental charge to earnings. We believe that at January 29, 2011 and January 30, 2010, the markdown reserve was appropriate based on the respective past season inventory levels, historical markdown trends and forecasts of future sales of past season inventory. The markdown reserve rate of past season inventory was 60.0% and 62.0% at January 29, 2011 and January 30, 2010, respectively. A 100 basis point increase or decrease in this rate would impact income (loss) before taxes by approximately $0.2 million in both fiscal years 2010 and 2009.

Gift Card Breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. Our gift cards do not have an expiration date. Prior to the fourth quarter of 2010, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws. We only recognized income from the non-escheated portion of unredeemed gift cards after a period of time had passed subsequent to the filing of the corresponding escheatment, approximately equal to the statute of limitations for state audit of the escheated funds. During the fourth quarter of 2010, we identified a history of redemption and breakage patterns associated with our gift cards which supports a change in our estimate of the term over which we should recognize income on gift card breakage. Accordingly, beginning with the fourth quarter of 2010, we recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. Breakage income is then recognized over the estimated average redemption period of redeemed gift cards, for those gift cards for which the likelihood of redemption is deemed to be remote and for the amount for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of selling, general and administrative in our consolidated statement of operations. Breakage income of $6.9 million, including a cumulative change in estimate of $6.3 million, was recognized during fiscal 2010.

Sales Return Reserve — As part of the normal sales cycle, we receive customer merchandise returns through both our store and direct marketing channels. To account for the financial impact of this process, management estimates future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels, projected future return levels and any changes in our return policy. Our estimated sales returns are periodically compared to actual sales returns. Historically, the difference between the estimated sales returns and actual sales returns has not been significant. If customer acceptance of our product is not favorable or if the product quality were to deteriorate, future actual returns may increase, resulting in a higher return rate and increased charges to earnings.

Customer Loyalty Program — We sponsor a customer loyalty program referred to as our classic awards program which rewards U.S. Talbots customers with a twenty-five dollar appreciation award for every five hundred points earned. Prior to January 2009, one point was earned for every dollar of merchandise purchased on a Talbots credit card. Commencing in January 2009, we launched an expanded program with three tiers: red, platinum, and black. The red tier is open to all customers, regardless of whether they hold a Talbots credit card, and accrues 0.5 points for every net dollar of merchandise purchased with a non-Talbots credit card payment. The platinum tier is the same as the prior program with one point being earned for every net dollar of merchandise purchased on a Talbots credit card. The black tier is for Talbots credit card holders who spend more than $1,000, net per calendar year on their Talbots credit card, and accrues 1.25 points for every net dollar of merchandise purchased on their Talbots credit card. Appreciation awards may be applied to future merchandise purchases and expire one year after issuance.

Appreciation award expense is calculated and recognized at the time of the initial customer purchase and is included in selling, general and administrative in the consolidated statement of operations. Our estimate of appreciation award expense at the time of recording is based on several factors which are subject to estimate and judgment, including actual and estimated purchase levels, actual awards issued and historical redemption rates. Actual awards issued and redemptions of awards may vary from the estimates used in our analysis based on actual customer responsiveness to the program, which could result in additional expense.

Retirement Plans — We sponsor a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all full-time Talbots and shared service employees in the U.S. hired on or before December 31, 2007; two unfunded non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots current and former key executives impacted by Internal Revenue Code limits; and we provide certain medical benefits for most Talbots retirees under postretirement medical plans. In February 2009, we announced our decision to discontinue future benefits being earned under the Pension Plan and SERP effective May 1, 2009, and as a result, a remeasurement of the plan obligations occurred as of February 28, 2009. The remeasurement resulted in a decrease to other liabilities of $25.4 million and $2.0 million for the Pension Plan and SERP, respectively, and an increase to other comprehensive income of $15.2 million and $1.2 million, net of tax, for the Pension Plan and SERP, respectively. Additionally, effective January 2011, the Company’s general postretirement medical plan became completely self-funded. Three current and former executive officers continue to be covered under the Company’s executive postretirement medical plan which is not self-funded; however, due to the limited number of participants, the Company’s expense under this plan has not historically been significant to any individual year.

In calculating our retirement plan obligations and related expense, we make various assumptions and estimates. The annual determination of expense, which occurs at the end of our fiscal year, involves calculating the estimated total benefit ultimately payable to our plan participants and allocating this cost to the periods in which services are expected to be rendered. Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the expected long-term rate of return on assets held by the Pension Plan. These assumptions are reviewed annually based upon currently available information.

The discount rates that we apply are based, in part, upon a discount rate modeling process which matches the future benefit payment stream to a discount curve yield for the plan. The discount rate is used, principally, to calculate the actuarial present value of our obligation and periodic expense attributable to our employee benefits plans. The discount rate applied for the Pension Plan was 6.0% and 6.5% at January 29, 2011 and January 30, 2010, respectively. The discount rate applied for the SERP was 5.5% and 6.5% at January 29, 2011 and January 30, 2010, respectively. To the extent that the discount rate increases or decreases, our obligations are decreased or increased accordingly. A 25 basis point change in the discount rates would have impacted our income (loss) before taxes by approximately $0.2 million in both fiscal years 2010 and 2009.

The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation and is based on an analysis which considers actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the three major classes of investments in which we invest (equity, debt and foreign securities) for the period since the Pension Plan’s inception and for the longer period commencing when the return data was first tracked and expectations of future market returns from outside sources for the three major classes of investments in which we invest. This rate is used primarily in estimating the expected return on plan assets component of the annual pension expense. To the extent that the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over a period of approximately five years. We used an expected long-term rate of return on assets of 8.25% and 8.5% at January 29, 2011 and January 30, 2010, respectively. A 25 basis point change in the expected long-term rate of return on plan assets would have impacted our pre-tax income by $0.3 million and $0.2 million in fiscal years 2010 and 2009, respectively.

Long-lived Assets — We regularly monitor the performance and productivity of our store portfolio. When we determine that a store is underperforming or is to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. When a store is identified for impairment analysis, we estimate the fair value of the store assets using an income approach, which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses, and non-cash store adjustments, are based on the experience of management, including historical store operating results, its knowledge and expectations. These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions, and require management to apply judgment.

Goodwill and Other Intangible Assets — We test our goodwill and trademarks for impairment on an annual basis, on the first day of each fiscal year, or more frequently if events or changes in circumstances indicate that these assets might not be recoverable. We concluded that we have two reporting units, stores and direct marketing, and that the balance of goodwill recorded relates entirely to the stores reporting unit. Our trademarks are allocated between both reporting units.

We determine the fair value of our goodwill using a combination of an income approach and market value approach which collectively contemplate our operating results and financial position, forecasted operating results, industry trends, market uncertainty and comparable industry multiples. The income approach requires significant judgments and estimates to project future revenues and expenses, changes in gross margins, cash flows and estimates of future capital expenditures for the reporting unit over a multi-year period, as well as to determine the weighted-average cost of capital to be used as a discount rate. We believe the discount rate that we apply is consistent with the risks inherent in our business and with the retail industry. The market approach requires the application of industry multiples of operating performance which are derived from comparable publicly traded companies with operating characteristics similar to our stores reporting unit. Our evaluation of goodwill inherently involves judgments as to assumptions used to project these amounts and the impact of market conditions on those assumptions. Our estimates may differ from actual results due to, among other matters, economic conditions, changes to our business model or changes in our operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. We performed an impairment test of goodwill as of January 30, 2011, January 31, 2010 and February 1, 2009. These tests did not indicate an impairment of our goodwill.

We performed a sensitivity analysis on our significant assumptions and determined that a negative change in our assumptions, namely a 1% increase in the discount rate, a 10% decrease in the market approach multiple or a 10% decrease in forecasted earnings, would not have resulted in a change in our conclusions in 2010 or 2009 as to the recoverability of our goodwill as the computed fair value of the stores reporting unit was in excess of its carrying value by a significant margin.

We determine the fair value of our trademarks using an income approach, specifically the relief-of-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the asset. This approach is dependent on a number of factors, including estimates of future sales, royalty rates of intellectual property, discount rates and other variables. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. We performed an impairment test of our trademarks as of January 30, 2011, January 31, 2010 and February 1, 2009. These tests did not indicate an impairment of our trademarks.

We performed a sensitivity analysis on our significant assumptions and determined that a negative change in our assumptions, namely a 1% increase in the discount rate, a 10% decrease in the market approach multiple or a 10% decrease in forecasted earnings, would not have resulted in a change in our conclusions in 2010 or 2009 as to the recoverability of our trademarks.

Income Taxes — We record deferred income taxes to recognize the effect of temporary differences between tax and financial statement reporting. We calculate the deferred taxes using enacted tax rates expected to be in place when the temporary differences are realized and record a valuation allowance to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carry forward periods available and other relevant factors. Changes in the required valuation allowance are recorded in the period that the determination is made. In fiscal year 2008, we determined that it was more likely than not that we would not realize the benefits from our deferred tax assets and recorded a valuation allowance for substantially all of our net deferred tax assets, after considering sources of taxable income from reversing deferred tax liabilities. We have maintained a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, through fiscal years 2009 and 2010.

There is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. We classify our recorded uncertain tax positions as other liabilities on the consolidated balance sheets, unless expected to be resolved within one year. We classify interest on uncertain tax positions in interest expense, income tax refunds in interest income and estimated penalties in selling, general and administrative in the consolidated statements of operations.

We are routinely under audit by various domestic and foreign tax jurisdictions. There is significant judgment that is required in determining our provision for income taxes such as the composition of the taxable income or loss in different jurisdictions, changes in tax laws or rates, changes in the expected outcome of audits, the expiration of the statute of limitations on some tax positions and the effect of any new information about particular tax positions that may cause us to change our estimates. Changes in estimates may create volatility in our effective tax rate in future periods and may materially affect our results of operations. We believe that our income tax related accruals are appropriate at January 29, 2011 and January 30, 2010.

Stock-Based Compensation — We issue stock-based compensation awards including stock options, nonvested stock and restricted stock units. Related to such awards, we measure stock-based compensation at the grant date based on the fair value of the award, and we recognize such fair value as expense, on a straight-line basis, over the corresponding vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards which requires the input of various assumptions which require management to apply judgment and make assumptions and estimates, including the expected life of the stock option award and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods, and changes to the assumptions may have a significant impact on the fair value of future stock option awards, which could have a material impact on our consolidated financial statements. Nonvested stock and restricted stock units are valued at the closing market price of our common stock on the date of grant.

In addition, we are required to estimate the expected forfeiture rate of our stock-based compensation awards and only recognize expense for those awards expected to vest. If the actual forfeitures are materially different from our estimate, stock-based compensation could be different from what we have recorded in the current period.

Inflation and Changing Prices

We believe that changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect us in the future.

Exchange Rates

We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars. In addition, as of January 29, 2011, we operated 17 stores in Canada which generate sales and incur expenses in local currency. However, the local currency is generally stable and these operations represent only a small portion of our total operations. Accordingly, we have not experienced any significant impact from changes in exchange rates.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures. ASU 2010-6 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim or annual reporting period beginning on or after December 15, 2010. During fiscal 2010, we adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15,

2009. We intend to adopt the remaining disclosure requirements of ASU 2010-6 when they become effective in the first quarter of fiscal 2011. The adoption of this ASU has expanded our disclosures regarding fair value measurements in the notes to the consolidated financial statements included elsewhere in this document. We do not expect the additional disclosure requirements of ASU 2010-06 will have any impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASC 310-10, Receivables, and requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the associated allowance for credit losses. ASU 2010-20 is effective for the first interim or annual reporting period ending on or after December 15, 2010, except for certain disclosures of information regarding activity that occurs during the reporting period, which are effective for the first interim or annual reporting period beginning on or after December 15, 2010. We have adopted the disclosure requirements effective for the first interim or annual reporting period ending on or after December 15, 2010 as of January 29, 2011. We intend to adopt the remaining disclosure requirements of ASU 2010-20 when they become effective in the first quarter of 2011. The adoption of this ASU has expanded our disclosures regarding customer accounts receivable and the associated allowance for doubtful accounts in the notes to the consolidated financial statements included elsewhere in this document. We are still evaluating the impact of the additional provisions of this ASU not yet adopted on our consolidated financial statements; however they are disclosure-only in nature.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts. ASU 2010-28 amends ASC 350-20, Goodwill, by modifying the process of performing Step 1 of a goodwill impairment test for reporting units with zero or negative carrying values to add an additional layer of qualitative evaluation. Under this amended guidance, a company would be required to perform Step 2 of a goodwill impairment test for a reporting unit with zero or negative carrying value if adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2010. The adoption of this ASU is not expected to materially affect our goodwill impairment analyses in fiscal 2011, as the fiscal year 2011 annual goodwill impairment test, performed as of January 30, 2011, reflected a positive carrying value of our stores reporting unit.

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

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “projected,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future financial performance and results, future credit facilities and availability, future cash flows and cash needs, strategic initiatives and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our internal plan, regular-price and markdown selling, operating cash flows, liquidity and credit availability for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:

•	the ability to successfully increase our store customer traffic and the success and customer acceptance of our merchandise offerings in our stores, on our website and in our catalogs;

•	the continuing material impact of the U.S. economic environment on our business, continuing operations, liquidity and financial results, including any negative impact on consumer discretionary spending, substantial loss of household wealth and savings, significant tightening of the U.S. credit markets and continued high unemployment levels;

•	the risks associated with our efforts to successfully implement and achieve the benefits of our current strategic initiatives including store segmentation, store re-imaging, store rationalization, enhanced marketing, information technology reinvestments and any other future initiatives that we may undertake;

•	the risks associated with competitive pricing pressures and the current increased promotional environment;

•	the risks associated with our on-going efforts to adequately manage rising raw material and freight costs;

•	the ability to attract and retain talented and experienced executives that are necessary to execute our strategic initiatives;

•	the risks associated with our efforts to maintain our traditional customer and expand to attract new customers;

•	the ability to accurately estimate and forecast future regular-price and markdown selling and other future financial results and financial position;

•	the satisfaction of all borrowing conditions under our Credit Facility including accuracy of all representations and warranties, no events of default, absence of material adverse effect or change and all other borrowing conditions;

•	the ability to access on satisfactory terms, or at all, adequate financing and sources of liquidity necessary to fund our continuing operations and strategic initiatives and to obtain further increases in our Credit Facility as may be needed from time to time;

•	the risks associated with our appointment of an exclusive global merchandise buying agent, including that the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected and the risk that upon any cessation of the relationship, for any reason, we would be unable to successfully transition to an internal or other external sourcing function;

•	the ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with acceptable payment terms and the risk that suppliers could require earlier or immediate payment or other security due to any payment concerns;

•	the risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any impact to or disruption in our supply of merchandise including from any current or any future increased political, social or other unrest or future labor shortages in various other countries;

•	the ability to successfully execute, fund and achieve the expected benefits of supply chain initiatives;

•	any significant interruption or disruption in the operation of our distribution facility or the domestic and international transportation infrastructure;

•	the impact of the current regulatory environment and financial systems reforms on our business, including new consumer credit rules;

•	the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;

•	any future store closings and the success of and necessary funding for closing underperforming stores;

•	the risks associated with our upscale outlet expansion;

•	the ability to reduce spending as needed;

•	the ability to achieve our 2011 financial plan and strategic plan for operating results, working capital and cash flows;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	the risk of impairment of goodwill and other intangible or long-lived assets;

•	the risk associated with our efforts in transforming our information technology systems to meet our changing business systems and operations;

•	any lack of sufficiency of available cash flows and other internal cash resources to satisfy all future operating needs and other cash requirements; and

•	the risks and uncertainties associated with the outcome of current and future litigation, claims, tax audits and tax and other proceedings and the risk that actual liabilities, assessments or other financial impact will exceed any estimated, accrued or expected amounts or outcomes.

All of our forward-looking statements are as of the date of this Annual Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our continuing operations and our future financial results, cash flows, prospects and liquidity. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report which modify or impact any of the forward-looking statements contained in this Annual Report will be deemed to modify or supersede such statements in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

As of January 29, 2011, we had outstanding variable-rate borrowings of $25.5 million under our Credit Facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have resulted in additional expense of approximately $0.1 million for the year ended January 29, 2011. Our Pension Plan assets are generally invested in readily-liquid investments, primarily equity and debt securities. Generally, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan.

We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 17 stores in Canada as of January 29, 2011. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.

Item 8.	Financial Statements and Supplementary Data

The information required by this item may be found on pages F-2 through F-47 as listed below, including the quarterly information required by this item.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 29, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting as of January 29, 2011.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report included on page 50 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Talbots, Inc.
Hingham, Massachusetts

We have audited the internal control over financial reporting of The Talbots, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2011 of the Company and our report dated March 30, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 30, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Corporate Governance - Board Committees” and “Corporate Governance — Audit Committee” in our Proxy Statement for the 2011 Annual Meeting of Shareholders; information set forth in Part I, Item 1 in this Annual Report under the caption “Executive Officers of the Company” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Shareholders, are each incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to our Chief Executive Officer, senior financial officers and all other employees, officers and Board members. The Code of Conduct is available on our website, www.thetalbotsinc.com, under “Investor Relations,” and is available in print to any person who requests a copy by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, MA 02043, or by e-mail at investor.relations@talbots.com. Any substantive amendment to the Code of Conduct and any waiver in favor of a Board member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on our website, www.thetalbotsinc.com, under “Investor Relations.”

Item 11.	Executive Compensation

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance — Compensation Risk Assessment” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2011 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Compensation Committee Report” is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Beneficial Ownership of Common Stock” in our Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth certain information about our 2003 Executive Stock Based Incentive Plan, as amended, and the Restated Directors Stock Plan, as amended, as of January 29, 2011. These plans are our only active equity compensation plans and were both previously approved by our shareholders.

Equity Compensation Plan Information

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	9,482,855	$21.72	3,992,641	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	9,482,855	$21.72	3,992,641

(1)	Of the 3,992,641 securities remaining available for future issuance under equity compensation plans at January 29, 2011, 3,703,520 shares were available under the 2003 Executive Stock Based Incentive Plan, as amended, and 289,121 shares were available under the Restated Directors Stock Plan, as amended.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Transactions with Related Persons” and “Corporate Governance — Board Independence and Composition” in our Proxy Statement for the 2011 Annual Meeting of Shareholders are each incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed herewith or incorporated by reference:

(a)(1) Financial Statements:  The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Talbots are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010

Consolidated Statements of Cash Flows for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Asset Purchase Agreement, dated as of June 7, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC.(11)
2.2	Amendment No. 1 to Asset Purchase Agreement and Parent Disclosure Schedule, dated as of July 2, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC.(31)
2.3	Amendment No. 2 to Asset Purchase Agreement, dated as of September 30, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC.(31)
2.4	Agreement and Plan of Merger, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp., dated as of December 8, 2009.(32)
2.5	First Amendment to the Agreement and Plan of Merger, dated as of February 16, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp.(34)
2.6	Second Amendment to Agreement and Plan of Merger, dated as of April 6, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp.(37)
(3)	Articles of Incorporation and By-laws.
3.1	Certificate of Incorporation, as amended, of Talbots.(1)(6)(8)
3.2	Amended and Restated By-laws of The Talbots, Inc., effective as of April 16, 2010.(42)
(4)	Instruments Defining the Rights of Security Holders, including Indentures.
4.1	Form of Common Stock Certificate of Talbots.(1)
4.2	Form of Warrant Agreement, by and between The Talbots, Inc., Computershare Inc. and Computershare Trust Company, N.A., including Form of Warrant to purchase shares of Talbots common stock (38)
4.3	Warrant Agreement, including Form of Warrant, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Mellon Investor Services LLC, and the First Amendment thereto, dated as of April 14, 2010, by and between The Talbots, Inc. (as successor to BPW Acquisition Corp.) and Mellon Investor Services LLC. (39)(41)

4.4	AEON Warrant Agreement, including Form of Warrant Certificate, dated as of April 7, 2010, by and between The Talbots, Inc., Computershare Inc. and Computershare Trust Company, N.A.(38)
(10)	Material Contracts.
10.1	Stockholders Agreement, dated as of November 18, 1993, between Talbots and AEON (U.S.A.), Inc.(2)
10.2	Stock Purchase Agreement, dated as of November 26, 1993, between Talbots and AEON (U.S.A.), Inc.(2)
10.3	Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc.(2)
10.4	License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited.(2)
10.5	Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd.(4)
10.6	Tax Allocation Agreement, dated as of November 18, 1993, between AEON (U.S.A.), Inc., Talbots, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc.(2)
10.7	Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and Talbots.(2)
10.8	Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and Talbots dated as of November 1, 1999.(5)
10.9	First Amendment, dated as of March 12, 2009, to the Term Loan Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of July 16, 2008.(25)
10.10	Second Amendment, dated as of December 28, 2009, to the Term Loan Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of July 16, 2008.(33)
10.11	Term Loan Agreement, dated as of July 16, 2008, between The Talbots, Inc. (as Borrower) and AEON (U.S.A.), Inc. (as Lender).(19)
10.12	Commitment Letter and Summary of Proposed $200,000,000 Loan Facility Agreement between The Talbots, Inc. (as Borrower) and AEON Co., Ltd. (as Lender), dated February 5, 2009.(22)
10.13	Term Loan Facility Agreement between The Talbots, Inc. and AEON Co., Ltd., dated as of February 25, 2009.(23)
10.14	First Amendment, dated as of December 28, 2009, to the Term Loan Facility Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of February 25, 2009.(33)
10.15	Support Letters from AEON Co., Ltd., dated April 9, 2009.(26)
10.16	Secured Revolving Credit Agreement dated as of April 10, 2009 between Talbots and AEON Co., Ltd.(27)
10.17	Amended and Restated Secured Revolving Credit Agreement dated as of December 28, 2009 between The Talbots, Inc. and AEON Co., Ltd.(33)
10.18	Amended and Restated Security Agreement dated as of December 28, 2009 entered into by The Talbots, Inc. in favor of AEON Co., Ltd.(33)
10.19	Repurchase, Repayment and Support Agreement, by and among The Talbots, Inc., BPW Acquisition Corp., AEON (U.S.A.), Inc. and AEON Co., Ltd., dated as of December 8, 2009.(32)
10.20	Commitment Letter, by and between General Electric Capital Corporation and The Talbots, Inc., dated as of December 7, 2009.(32)
10.21	Secured Revolving Credit Agreement, dated April 7, 2010, by and among The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group Limited Partnership, each as a borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, and General Electric Capital Corporation, as agent, for the financial institutions from time to time party thereto, and as a lender.(40)
10.22	Guaranty and Security Agreement, dated as of April 7, 2010, by The Talbots, Inc., The Talbots Group, Limited Partnership, Talbots Classics Finance Company, Inc., and certain other parties thereto, in favor of General Electric Capital Corporation, as administrative agent for the lenders and each other secured party.(40)
10.23	Private Label Credit Card Access and Monitoring Agreement, dated as of April 7, 2010, by and among The Talbots, Inc., each other Credit Party as defined in the Credit Agreement, Talbots Classics National Bank, and General Electric Capital Corporation.(40)

10.24	First Amendment to Credit Agreement, dated August 31, 2010, by and among, the Company, TCFC, TGLP, each as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, and General Electric Capital Corporation, as Agent, for the financial institutions from time to time party thereto, and as a lender.(43)
10.25	Master Agreement for Documentary Letters of Credit, dated August 31, 2010, by General Electric Capital Corporation, the Company, TCFC, TGLP, Talbots Classics, Inc., Talbots Import, LLC, Birch Pond Realty Corporation, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited, and Talbots (Canada), Inc.(43)
10.26	Master Agreement for Standby Letters of Credit, dated August 31, 2010, by General Electric Capital Corporation, the Company, TCFC, TGLP, Talbots Classics, Inc., Talbots Import, LLC, Birch Pond Realty Corporation, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited, and Talbots (Canada), Inc.(43)
10.27	Sponsors’ Agreement, by and among Perella Weinberg Partners Acquisition LP, BPW BNYH Holdings LLC, The Talbots, Inc. and BPW Acquisition Corp., dated as of December 8, 2009.(32)
10.28	Stipulation with respect to the action captioned Campbell v. The Talbots, Inc., et al., dated March 6, 2010.(36)
10.29	Amended and Restated Registration Rights Agreement, dated as of April 7, 2010, by and among The Talbots, Inc., BPW Acquisition Corp., Perella Weinberg Partners Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf.(40)
10.30	The Talbots, Inc. Supplemental Retirement Plan, as amended and restated effective January 1, 2009.(26)*
10.31	The Talbots, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2009.(26)*
10.32	The Talbots, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009.(26)*
10.33	The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan.(8)*
10.34	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan, as amended through February 28, 2008.(14)*
10.35	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement.(44)*
10.36	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement.(44)*
10.37	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Special Restricted Stock Unit Award Agreement.(24)*
10.38	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement (prior form).(18)*
10.39	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement (prior form).(18)*
10.40	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement (prior form).(10)*
10.41	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement (prior form).(10)*
10.42	The Talbots, Inc. Directors Deferred Compensation Plan restated as of May 27, 2004.(9)*
10.43	The Talbots, Inc. Restated Directors Stock Plan as amended through March 5, 2005.(7)*
10.44	Form of Restricted Stock Unit Award under The Talbots, Inc. Restated Directors Stock Plan (prior form).(12)*
10.45	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan (prior form).(13)*
10.46	Form of Performance Accelerated Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan.(21)*
10.47	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan (prior form).(26)*
10.48	Director Compensation Arrangements, adopted April 16, 2010.(38)*
10.49	Form of Restricted Stock Unit Award under The Talbots, Inc. Restated Directors Stock Plan.(38)*
10.50	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan.(38)*

10.51	Form of Option Agreement pursuant to The Talbots, Inc. Restated Directors Stock Plan for one-time stock option awards granted to newly-appointed or elected directors.(38)*
10.52	Employment Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 6, 2007, and Amendment No. 1, dated as of June 16, 2009, thereto. (16)(29)*
10.53	Stock Option Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007.(16)*
10.54	Offer Letter between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008.(26)*
10.55	Severance Agreement between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008.(26)*
10.56	Change in Control Agreement between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008.(26)*
10.57	Offer Letter between The Talbots, Inc. and Benedetta I. Casamento, dated March 6, 2009.(26)*
10.58	Severance Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009.(26)*
10.59	Change in Control Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009.(26)*
10.60	Offer Letter between The Talbots, Inc. and John Fiske, III, dated as of March 20, 2009, executed on September 20, 2009.(31)*
10.61	Severance Agreement between The Talbots, Inc. and John Fiske, III, dated as of March 20, 2009, executed on September 20, 2009.(31)*
10.62	Change in Control Agreement by and between The Talbots, Inc. and John Fiske, III, effective April 1, 2007.(15)*
10.63	Amendments to Compensation Arrangements of Richard T. O’Connell, Jr., effective April 30, 2009.(28)*
10.64	Severance Agreement between The Talbots, Inc. and Richard T. O’Connell, Jr., effective as of April 30, 2009.(30)*
10.65	Offer Letter between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008.(20)*
10.66	Change in Control Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008.(26)*
10.67	Severance Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008.(20)*
10.68	Offer Letter between The Talbots, Inc. and Michael Smaldone, dated December 13, 2007.(26)*
10.69	Severance Agreement between The Talbots, Inc. and Michael Smaldone, dated December 17, 2007.(26)*
10.70	Change in Control Agreement between The Talbots, Inc. and Michael Smaldone, dated December 17, 2007.(26)*
10.71	Offer Letter between The Talbots, Inc. and Lori Wagner, dated February 19, 2008.(17)*
10.72	Change in Control Agreement between The Talbots, Inc. and Lori Wagner, dated March 31, 2008.(17)*
10.73	Severance Agreement between The Talbots, Inc. and Lori Wagner, dated March 31, 2008.(17)*
10.74	Summary of The Talbots, Inc. Executive Medical Plan dated June 19, 2007.(31)*
10.75	Change in Control Agreements between Talbots and certain officers of Talbots.(2)(3)*
10.76	Summary of financing incentive awards and operating performance incentive awards approved on February 25, 2010.(35)*
10.77	The Talbots, Inc. Management Incentive Plan Performance Criteria for fiscal 2010.(38)*
10.78	Form of 409A Letter Agreement, dated December 31, 2008, between The Talbots, Inc. and Richard T. O’Connell, Jr., John Fiske, III, Michael Smaldone, Lori Wagner, Basha Cohen and Gregory I. Poole.(26)*
10.79	Form of 409A Amendment Letter Agreements, dated November 18, 2010, between The Talbots, Inc. and Trudy Sullivan, Michael Scarpa, Richard T. O’Connell, Michael Smaldone, Gregory Poole, John Fiske, III, Lori Wagner, Benedetta Casamento and Bruce Prescott.(44)*

*	Management contract and compensatory plan or arrangement.

(11)	Statement re: Computation of Per Share Earnings.

11.1	Incorporated by reference to Note 8, “Earnings (Loss) Per Share,” of the Company’s consolidated financial statements for the fiscal year ended January 29, 2011, included in this Report.

(21)	Subsidiaries.

21.1	List of Subsidiaries of The Talbots, Inc.(44)

(23)	Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(44)

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(44)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).(44)

(32)	Section 1350 Certifications.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company and Michael Scarpa, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company.(44)

1	Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.

2	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).

3	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated April 27, 1995 (SEC file number reference 001-12552).

4	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 1, 1997 (SEC file number reference 001-12552).

5	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 1, 1999 (SEC file number reference 001-12552).

6	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 24, 2000 (SEC file number reference 001-12552).

7	Incorporated by reference to the 2005 Proxy Statement (Exhibit A) dated April 21, 2005 (SEC file number reference 001-12552).

8	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated September 6, 2001 (SEC file number reference 001-12552).

9	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended July 31, 2004 (SEC file number reference 001-12552).

10	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated November 18, 2004 (SEC file number reference 001-12552).

11	Incorporated by reference to the exhibit filed with Current Report on Form 8-K filed on June 8, 2009.

12	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 3, 2005 (SEC file number reference 001-12552).

13	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated May 25, 2005 (SEC file number reference 001-12552).

14	Incorporated by reference to the 2008 Proxy Statement (Appendix A) dated April 25, 2008.

15	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended May 5, 2007.

16	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended August 4, 2007.

17	Incorporated by reference to the exhibits filed with Annual Report on Form 10-K for the period ended February 2, 2008.

18	Incorporated by reference to the Current Report on Form 8-K dated February 28, 2008 and the exhibits filed therewith.

19	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated July 18, 2008.

20	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended August 2, 2008.

21	Incorporated by reference to the exhibits filed with Quarterly Report on Form 10-Q for the period ended November 1, 2008.

22	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 5, 2009.

23	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated February 25, 2009.

24	Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 15, 2010.

25	Incorporated by reference to the exhibits filed with Current Report on Form 8-K dated March 12, 2009.

26	Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.

27	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K dated April 10, 2009.

28	Incorporated by reference to the Current Report on Form 8-K filed on May 6, 2009.

29	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on June 18, 2009.

30	Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 10, 2009.

31	Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on December 10, 2009.

32	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on December 10, 2009.

33	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on January 4, 2010.

34	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on February 17, 2010.

35	Incorporated by reference to the Current Report on Form 8-K filed on March 3, 2010.

36	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on March 9, 2010.

37	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on April 6, 2010.

38	Incorporated by reference to exhibits filed with the Quarterly Report on Form 10-Q filed on June 8, 2010.

39	Incorporated by reference to Appendix A to the proxy statement filed by BPW Acquisition Corp. on April 6, 2010.

40	Incorporated by reference to the Current Report on Form 8-K filed on April 8, 2010.

41	Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on April 14, 2010.

42	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on April 21, 2010.

43	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on August 31, 2010.

44	Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Talbots, Inc.

By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2011.

/s/ Trudy F. Sullivan Trudy F. Sullivan President and Chief Executive Officer (Principal Executive Officer)	/s/ John W. Gleeson John W. Gleeson Director

/s/ Michael Scarpa Michael Scarpa Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	/s/ Gary M. Pfeiffer Gary M. Pfeiffer Director

/s/ Susan M. Swain Susan M. Swain Director	/s/ Marjorie L. Bowen Majorie L. Bowen Director

/s/ Andrew H. Madsen Andrew H. Madsen Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Talbots, Inc.
Hingham, Massachusetts

We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 30, 2011

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands except per share data

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net sales	$1,213,060	$1,235,632	$1,495,170
Costs and expenses
Cost of sales, buying and occupancy	755,232	821,278	1,049,785
Selling, general and administrative	393,477	403,204	523,136
Merger-related costs	25,855	8,216	—
Restructuring charges	5,640	10,273	17,793
Impairment of store assets	1,420	1,351	2,845

Operating income (loss)	31,436	(8,690)	(98,389)
Interest
Interest expense	18,902	28,394	20,589
Interest income	75	271	299

Interest expense, net	18,827	28,123	20,290

Income (loss) before taxes	12,609	(36,813)	(118,679)
Income tax expense (benefit)	5,039	(11,505)	20,842

Income (loss) from continuing operations	7,570	(25,308)	(139,521)
Income (loss) from discontinued operations	3,245	(4,104)	(416,138)

Net income (loss)	$10,815	$(29,412)	$(555,659)

Basic earnings (loss) per share:
Continuing operations	$0.11	$(0.47)	$(2.63)
Discontinued operations	0.05	(0.08)	(7.78)

Net earnings (loss)	$0.16	$(0.55)	$(10.41)

Diluted earnings (loss) per share:
Continuing operations	$0.11	$(0.47)	$(2.63)
Discontinued operations	0.05	(0.08)	(7.78)

Net earnings (loss)	$0.16	$(0.55)	$(10.41)

Weighted average shares outstanding:
Basic	65,790	53,797	53,436

Diluted	66,844	53,797	53,436

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Amounts in thousands except share and per share data

	January 29,	January 30,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$10,181	$112,775
Customer accounts receivable, net	145,472	163,587
Merchandise inventories	158,040	142,696
Deferred catalog costs	4,184	6,685
Prepaid and other current assets	33,235	48,139
Due from related party	—	959
Income tax refundable	—	2,006

Total current assets	351,112	476,847
Property and equipment, net	186,658	220,404
Goodwill	35,513	35,513
Trademarks	75,884	75,884
Other assets	19,349	17,170

Total Assets	$668,516	$825,818

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$91,855	$104,118
Accrued liabilities	137,824	148,177
Revolving credit facility	25,516	—
Related party debt	—	486,494

Total current liabilities	255,195	738,789
Deferred rent under lease commitments	93,440	111,137
Deferred income taxes	28,456	28,456
Other liabilities	107,839	133,072
Commitments and contingencies
Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 200,000,000 authorized; 97,247,847 shares and 81,473,215 shares issued, respectively; and 70,261,905 shares and 55,000,142 shares outstanding, respectively	972	815
Additional paid-in capital	860,819	499,457
Retained deficit	(37,875)	(48,690)
Accumulated other comprehensive loss	(51,216)	(51,179)
Treasury stock, at cost: 26,985,942 shares and 26,473,073 shares, respectively	(589,114)	(586,039)

Total stockholders’ equity (deficit)	183,586	(185,636)

Total Liabilities and Stockholders’ Equity (Deficit)	$668,516	$825,818

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,815	$(29,412)	$(555,659)
Income (loss) from discontinued operations	3,245	(4,104)	(416,138)

Income (loss) from continuing operations	7,570	(25,308)	(139,521)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	61,501	74,309	84,526
Stock-based compensation	14,461	6,423	8,562
Amortization of debt issuance costs	3,118	2,335	399
Impairment of store assets	1,420	1,351	2,845
Deferred rent	(13,480)	(11,559)	(242)
Gift card breakage income	(6,940)	—	—
Non-cash portion of gain on settlement of shareholder litigation	(1,045)	—	—
Deferred income taxes	—	(12,116)	44,769
Loss (gain) on disposal of property and equipment	110	223	(28)
Tax benefit from options exercised	—	—	76
Changes in assets and liabilities:
Customer accounts receivable	18,187	5,950	41,156
Merchandise inventories	(15,116)	64,311	41,325
Deferred catalog costs	2,501	(1,890)	1,453
Prepaid and other current assets	13,249	(9,257)	(2,653)
Due from related party	959	(583)	2,664
Income tax refundable	2,006	24,640	(26,646)
Accounts payable	(12,317)	(17,275)	(20,898)
Accrued income taxes	—	—	(4,308)
Accrued liabilities	4,245	(14,016)	(3,665)
Other assets	(635)	(1,285)	13,047
Other liabilities	(25,656)	(5,066)	(26,601)

Net cash provided by operating activities	54,138	81,187	16,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(28,805)	(20,980)	(44,698)
Proceeds from disposal of property and equipment	15	61	2,555
Cash acquired in merger with BPW Acquisition Corp.	332,999	—	—

Net cash provided by (used in) investing activities	304,209	(20,919)	(42,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	1,651,638	—	—
Payments on revolving credit facility	(1,626,122)	—	—
Proceeds from related party borrowings	—	475,000	20,000
Payments on related party borrowings	(486,494)	(8,506)	—
Payments on long-term borrowings	—	(308,351)	(80,502)
Proceeds from working capital notes payable	—	8,000	57,000
Payments on working capital notes payable	—	(156,500)	(15,000)
Proceeds from working capital notes payable, net	—	—	106,500
Payment of debt issuance costs	(6,163)	(4,760)	(866)
Payment of equity issuance costs	(3,594)	—	—
Proceeds from warrants exercised	19,042	—	—
Proceeds from options exercised	752	—	888
Purchase of treasury stock	(2,030)	(556)	(1,505)
Cash dividends	—	—	(28,752)

Net cash (used in) provided by financing activities	(452,971)	4,327	57,763

EFFECT OF EXCHANGE RATE CHANGES ON CASH	607	503	(464)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(8,577)	(34,110)	(20,119)
Investing activities	—	63,827	(18,684)
Effect of exchange rate changes on cash	—	23	(154)

	(8,577)	29,740	(38,957)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,594)	94,838	(7,541)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,775	16,551	24,280
DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	1,386	(188)

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,181	$112,775	$16,551

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Amounts in thousands except share data

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Loss	Stock	(Loss) Income	Equity (Deficit)

BALANCE AT FEBRUARY 2, 2008	79,755,443	$797	$485,629	$565,805	$(13,474)	$(583,978)		$454,779
Adoption of accounting guidance related to changing the measurement date of the benefit plans to January 31, 2009	—	—	—	(897)	—	—		(897)
Cash dividends paid	—	—	(225)	(28,527)	—	—		(28,752)
Common stock issued as stock awards	1,298,415	13	—	—	—	—		13
Compensation expense related to stock options	—	—	4,677	—	—	—		4,677
Compensation expense related to nonvested common stock awards	—	—	4,178	—	—	—		4,178
Tax deficiency on vested stock awards	—	—	(2,277)	—	—	—		(2,277)
Stock options exercised, including tax benefit	71,668	1	950	—	—	—		951
Purchase of 915,489 shares of vested and nonvested common stock awards	—	—	—	—	—	(1,505)		(1,505)
Comprehensive (loss) income:
Net loss	—	—	—	(555,659)	—	—	$(555,659)	(555,659)
Translation adjustment	—	—	—	—	(1,216)	—	(1,216)	(1,216)
Change in pension and postretirement liabilities, net of tax	—	—	—	—	(52,389)	—	(52,389)	(52,389)

Comprehensive loss	—	—	—	—	—	—	$(609,264)

BALANCE AT JANUARY 31, 2009	81,125,526	811	492,932	(19,278)	(67,079)	(585,483)		(178,097)
Common stock issued as stock awards	347,689	4	—	—	—	—		4
Compensation expense related to stock options	—	—	2,574	—	—	—		2,574
Compensation expense related to nonvested common stock awards	—	—	3,951	—	—	—		3,951
Purchase of 723,918 shares of vested and nonvested common stock awards	—	—	—	—	—	(556)		(556)
Comprehensive (loss) income:
Net loss	—	—	—	(29,412)	—	—	$(29,412)	(29,412)
Translation adjustment	—	—	—	—	895	—	895	895
Change in pension and postretirement liabilities, net of tax	—	—	—	—	15,005	—	15,005	15,005

Comprehensive loss	—	—	—	—	—	—	$(13,512)

BALANCE AT JANUARY 30, 2010	81,473,215	815	499,457	(48,690)	(51,179)	(586,039)		(185,636)
Merger and related BPW Transactions:
Issuance of common stock and warrants in merger with BPW	41,469,003	415	332,584	—	—	—		332,999
Issuance of warrants to repurchase and retire common stock held by AEON (U.S.A.)	(29,921,829)	(299)	299	—	—	—		—
Equity issuance costs	—	—	(3,594)	—	—	—		(3,594)
Extinguishment of related party debt	—	—	(1,706)	—	—	—		(1,706)
Tax expense on extinguishment of related party debt	—	—	(435)	—	—	—		(435)

Total merger-related	11,547,174	116	327,148	—	—	—		327,264
Exercise of Non-Tendered Warrants	2,538,946	25	19,017	—	—	—		19,042
Exercise of stock options	240,512	2	750					752
Stock-based compensation	1,448,000	14	14,447					14,461
Purchase of 337,869 shares of vested and nonvested common stock awards	—	—	—	—	—	(2,030)		(2,030)
Receipt of 175,000 shares of common stock on settlement of shareholder litigation	—	—	—	—	—	(1,045)		(1,045)
Comprehensive income (loss):
Net income	—	—	—	10,815	—	—	$10,815	10,815
Translation adjustment	—	—	—	—	725	—	725	725
Change in pension and postretirement liabilities	—	—	—	—	(762)	—	(762)	(762)

Comprehensive income	—	—	—	—	—	—	$10,778

BALANCE AT JANUARY 29, 2011	97,247,847	$972	$860,819	$(37,875)	$(51,216)	$(589,114)		$183,586

See notes to consolidated financial statements.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

The Talbots, Inc. is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand through its 568 stores, its circulation of approximately 38.7 million catalogs in 2010 and online through its website, www.talbots.com. As used in this report, unless the context indicates otherwise, all references herein to “the Company” refer to The Talbots, Inc. and its wholly-owned subsidiaries.

2.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheets and the reported amounts of net sales and expenses during the reporting periods. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

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

Fiscal Year  — The Company conforms to the National Retail Federation’s fiscal calendar. The years ended January 29, 2011, January 30, 2010 and January 31, 2009 were 52-week reporting periods. References to “2010,” “2009” and “2008” are for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents, including the majority of payments due from credit card processors and banks for third party credit card and debit card transactions which are processed within one to five business days. Amounts due from credit card processors and banks for these transactions, classified as cash and cash equivalents, totaled $4.5 million and $4.2 million at January 29, 2011 and January 30, 2010, respectively.

Customer Accounts Receivable, net — Customer accounts receivable are amounts due from customers as a result of customer purchases on the Talbots proprietary credit card, net of an allowance for doubtful accounts. The Talbots credit card program is administered through Talbots Classics National Bank and Talbots Classics Finance Company, Inc., both wholly-owned subsidiaries of the Company. Before extending credit to a customer, the Company analyzes both the customer’s credit risk score as well as the customer’s estimated ability to pay. The Company evaluates the financial position of its Talbots credit cardholders on an ongoing basis, based on their recent credit risk scores. Collateral is not required as a condition of credit.

The allowance for doubtful accounts is maintained for estimated losses from the inability of Talbots credit cardholders to make required payments and is based on a calculation that includes a number of factors such as historical collection rates, a percentage of outstanding balances, historical charge-offs and charge-off forecasts. Customer accounts receivable are deemed to be uncollectible either when they are contractually 180 days past due or when events or circumstances, such as customer bankruptcy, fraud or death, suggest that collection of the amounts due under the account is unlikely. Once an account is deemed to be uncollectible, the Company ceases to accrue interest on the balance and the balance is written off at the next cycle billing date. The Company ceases to accrue late fees on a balance once the balance reaches 120 days past due. Only in rare circumstances does the Company resume accruing interest and late fees once an account has reached classification as uncollectible. In the

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event that payments are received on accounts deemed to be uncollectible, the payment is applied to the uncollectible balance and a recovery is recorded.

Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit.

Customer Loyalty Program — The Company sponsors a customer loyalty program referred to as the classic awards program which rewards U.S. Talbots customers with “appreciation awards” based on reaching specified purchase levels. Appreciation awards may be applied to future merchandise purchases and expire one year after issuance. Appreciation award expense is recognized at the time of the initial customer purchase based on purchase levels, actual awards issued and historical redemption rates and is included in selling, general and administrative in the consolidated statements of operations. The related liability is included in accrued liabilities on the consolidated balance sheets.

Merchandise Inventories — Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are adjusted for estimated future markdowns on currently held past-season merchandise in advance of selling the marked-down merchandise. Estimated future markdowns are calculated based on information related to inventory levels, historical markdown trends and forecasted markdown levels. Certain distribution costs, warehousing costs and purchasing costs are capitalized in inventory. Additional reserves, including a provision for estimated merchandise inventory shrinkage, are regularly evaluated and recorded based on historical trends and merchandise inventory levels.

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Description	Years

Buildings	10-50
Fixtures and equipment	3-10
Software	3-7
Leasehold improvements	3-10 or term of lease, if shorter

Expenditures for new property and equipment and improvements to existing facilities are capitalized, while the cost of maintenance is charged to expense. The cost of property retired, or otherwise disposed of, along with the corresponding accumulated depreciation is eliminated from the related accounts, and the resulting gain or loss is reflected in the results of operations.

Preopening Expenses — Non-capital expenditures, such as rent, advertising and payroll costs, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred.

Fair Value Measurements — The Company classifies fair value based measurements on a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Refer to Note 9, Fair Value Measurements, for additional information regarding the Company’s application of fair value measurements.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Indefinite-lived Trademarks — The Company tests its goodwill and trademarks for impairment at the reporting unit level on an annual basis, on the first day of each fiscal year, or more frequently if events or changes in circumstances indicate that these assets might not be recoverable. The Company concluded that it has two reporting units, stores and direct marketing, and that the balance of goodwill recorded relates entirely to the stores reporting unit. The trademarks are allocated between both reporting units with a carrying value of $64.5 million in the stores reporting unit and a carrying value of $11.4 million in the direct marketing reporting unit.

The Company determines the fair value of its goodwill using a combination of an income approach and market value approach which collectively contemplate its operating results and financial position, forecasted operating results, industry trends, market uncertainty and comparable industry multiples. The income approach requires significant judgments and estimates to project future revenues and expenses, changes in gross margins, cash flows and estimates of future capital expenditures for the reporting unit over a multi-year period, as well as to determine the weighted-average cost of capital to be used as a discount rate. The Company believes that the discount rate that it applies is consistent with the risks inherent in its business and with the retail industry. The market approach requires the application of industry multiples of operating performance which are derived from comparable publicly traded companies with operating characteristics similar to the stores reporting unit. The Company’s evaluation of goodwill inherently involves judgments as to assumptions used to project these amounts and the impact of market conditions on those assumptions. The Company’s estimates may differ from actual results due to, among other matters, economic conditions, changes to the Company’s business model or changes in the Company’s operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results. The Company performed an impairment test of goodwill as of January 30, 2011, January 31, 2010 and February 1, 2009. These tests did not indicate an impairment of the Company’s goodwill.

The Company determines the fair value of its trademarks using an income approach, specifically the relief-of-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the asset. This approach is dependent on a number of factors, including estimates of future sales, royalty rates of intellectual property, discount rates and other variables. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results. The Company performed an impairment test of its trademarks as of January 30, 2011, January 31, 2010 and February 1, 2009. These tests did not indicate an impairment of the Company’s trademarks.

Long-Lived Assets — The Company regularly monitors the performance and productivity of its store portfolio. When it is determined that a store is underperforming or is to be closed, the Company reassesses the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. When a store is identified for impairment analysis, the Company estimates the fair value of the store assets using an income approach, which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses, and non-cash store adjustments, are based on the experience of management, including historical store operating results, its knowledge and expectations. These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. The Company recorded impairments of store assets of $1.4 million, $1.4 million and $2.8 million in fiscal years 2010, 2009 and 2008, respectively.

Grantor Trust — The Company maintains an irrevocable grantor’s trust (“Rabbi Trust”) to hold assets intended to fund benefit obligations under the Company’s supplemental retirement savings plan and deferred compensation plan. The assets held in the Rabbi Trust consist of money market investments and insurance policies, for which the Company is the owner and designated beneficiary, which are recorded at the cash surrender value. At January 29, 2011 and January 30, 2010, the value of these assets was $13.0 million and $12.2 million, respectively, and is included in other assets in the consolidated balance sheets. The Company’s obligation related to the supplemental retirement savings plan and deferred compensation plan was $7.4 million and $9.3 million at January 29, 2011 and

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 30, 2010, respectively, and is included in other liabilities in the consolidated balance sheets unless the benefits are expected to be paid within the next year, in which case, the obligation is included in accrued liabilities. As of January 29, 2011 and January 30, 2010, $0.8 million and $1.3 million, respectively, are included in accrued liabilities.

Deferred Rent Under Lease Commitments — Rent expense under non-cancelable leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the initial lease term beginning on the date of initial possession, which is generally when the Company enters the space and begins construction build-out. Any reasonably assured renewals are considered. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Construction allowances and other such lease incentives are recorded as deferred credits and are amortized on a straight-line basis as a reduction of rent expense beginning in the period in which they are deemed to be earned, which often is subsequent to the date of initial possession and generally coincides with the store opening date.

Foreign Currency Adjustments — The functional currency of the Company’s foreign operations is the local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using average exchange rates in effect during the reporting period. Adjustments resulting from translation are included as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains or losses are included in selling, general and administrative.

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

Cost of Sales, Buying and Occupancy — Cost of sales, buying and occupancy is comprised primarily of the cost of merchandise including duties, inbound freight charges, shipping, handling and distribution costs associated with the Company’s direct operations, salaries and expenses incurred by the Company’s merchandising and sourcing operations, and occupancy costs associated with the Company’s stores. Occupancy costs consist primarily of rent and associated depreciation, maintenance, property taxes and utilities.

Selling, General and Administrative— Selling, general and administrative is comprised primarily of the costs of employee compensation and benefits in the selling and administrative support functions, catalog operation costs relating to catalog production and call center, advertising and marketing costs, the cost of the Company’s customer loyalty program, costs related to the Company’s management information systems and support and the costs and income associated with the Company’s credit card operations. Additionally, costs associated with the Company’s warehouse operations are included in selling, general and administrative and include costs of receiving, inspecting and warehousing merchandise as well as the costs related to store distribution of merchandise. Warehouse operations costs in fiscal years 2010, 2009 and 2008 are approximately $17.9 million, $20.2 million and $27.6 million, respectively.

Gift Cards and Gift Card Breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. The Company’s gift cards do not have an expiration date. Prior to the fourth quarter of 2010, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws. The Company only recognized income from the non-escheated portion of unredeemed gift cards after a period of time had passed subsequent to the filing of the corresponding escheatment, approximately equal to the statute of limitations for state audit of the escheated funds. During the fourth quarter of 2010, the Company identified a history of redemption and breakage patterns associated with its gift cards which supports a change in its estimate of the term over which the Company should recognize income on gift card breakage. Accordingly, beginning with the fourth quarter of 2010, the Company recognizes income from the breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company determines its gift

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. Breakage income is then recognized over the estimated average redemption period of redeemed gift cards, for those gift cards for which the likelihood of redemption is deemed to be remote and for the amount for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of selling, general and administrative expenses in the consolidated statement of operations. Breakage income of $6.9 million, including a cumulative change in estimate of $6.3 million, was recognized during fiscal 2010.

Finance Charge Income — Finance charge income on customer accounts receivable is recorded as a reduction of selling, general and administrative expense and includes interest and late fees.

Advertising — Advertising costs, which include media, production and catalogs, totaled $58.9 million, $44.2 million and $60.2 million in fiscal years 2010, 2009 and 2008, respectively. Media and production costs are expensed in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally two to four months.

Income Taxes — The Company records deferred income taxes to recognize the effect of temporary differences between tax and financial statement reporting. The Company calculates the deferred taxes using enacted tax rates expected to be in place when the temporary differences are realized and records a valuation allowance to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carry forward periods available and other relevant factors. Changes in the required valuation allowance are recorded in the period that the determination is made. In fiscal year 2008, the Company determined that it was more likely than not that the Company would not realize the benefits from its deferred tax assets and recorded a valuation allowance for substantially all of its net deferred tax assets, after considering sources of taxable income from reversing deferred tax liabilities. The Company has maintained a full valuation allowance against its net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles through fiscal years 2009 and 2010.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The Company classifies its recorded uncertain tax positions as other liabilities in the consolidated balance sheets, unless expected to be resolved within one year. The Company classifies interest on uncertain tax positions in interest expense, interest income from income tax refunds in interest income and estimated penalties in selling, general and administrative in the consolidated statements of operations.

Stock-Based Compensation  — The Company accounts for stock-based compensation based on the fair value of the stock-based compensation award at the date of grant. The Company recognizes stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Comprehensive Income (Loss) — The Company’s comprehensive income (loss) is comprised of reported net income (loss) plus the impact of changes in the cumulative translation adjustment, net of tax when applicable, and changes in the pension and postretirement plan liabilities, net of tax when applicable. Accumulated other comprehensive loss, which is a component of stockholders’ equity (deficit), is comprised of cumulative

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translation adjustments, net of taxes when applicable, and cumulative changes in the pension and postretirement plan liabilities, net of taxes when applicable, as detailed below.

	January 29,	January 30,
	2011	2010
	(In thousands)

Cumulative translation adjustment, net of tax benefit of $0.2 million and $0.2 million, respectively	$495	$(230)
Pension and postretirement plan liabilities, net of tax (benefit) expense of ($0.2) million and $1.0 million, respectively	(51,711)	(50,949)

Accumulated other comprehensive loss	$(51,216)	$(51,179)

The balance of accumulated other comprehensive loss that relates to pension and postretirement plan liabilities includes the effect of the Company’s valuation allowance as described in Note 6, Income Taxes.

Earnings (Loss) Per Share — Basic earnings (loss) per share is computed by dividing income (loss) available for common stockholders by the weighted average number of common shares outstanding. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s nonvested stock and director restricted stock units (“RSUs”) participate in any dividends declared by the Company and are therefore considered participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted earnings per share is computed after giving consideration to the dilutive effect of warrants, stock options and non-director restricted stock units that are outstanding during the period, except where such non-participating securities would be antidilutive. Refer to Note 8, Earnings (Loss) Per Share, for the Company’s calculation of earnings (loss) per share for the periods presented.

Supplemental Cash Flow Information — Interest paid in 2010, 2009 and 2008 was $20.5 million, $18.2 million and $17.7 million, respectively. Income tax paid in 2010, 2009 and 2008 was $7.3 million, $8.1 million and $13.6 million, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures. ASU 2010-6 amends ASC 820-10, Fair Value Measurements and Disclosures, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim or annual reporting period beginning on or after December 15, 2010. During fiscal 2010, the Company adopted the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2009. The Company intends to adopt the remaining disclosure requirements of ASU 2010-6 when they become effective in the first quarter of fiscal 2011. The adoption of this ASU has expanded the Company’s disclosures regarding fair value measurements included in Note 9, Fair Value Measurements. The Company does not expect the additional disclosure requirements of ASU 2010-06 will have any impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASC 310-10, Receivables, and requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the associated allowance for credit losses. ASU 2010-20 is effective for the first interim or annual reporting period ending on or after December 15, 2010, except for certain disclosures of information regarding activity that occurs during the reporting period, which are effective for the first interim or annual reporting period beginning on or after

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2010. The Company has adopted the disclosure requirements effective for the first interim or annual reporting period ending on or after December 15, 2010 as of January 29, 2011. The Company intends to adopt the remaining disclosure requirements of ASU 2010-20 when they become effective in the first quarter of 2011. The adoption of this ASU has expanded the Company’s disclosures regarding customer accounts receivable and the associated allowance for doubtful accounts included in Note 2, Summary of Significant Accounting Policies, and Note 10, Customer Accounts Receivable, net. The Company is still evaluating the impact of the additional provisions of this ASU not yet adopted on its consolidated financial statements; however they are disclosure-only in nature.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts. ASU 2010-28 amends ASC 350-20, Goodwill, by modifying the process of performing Step 1 of a goodwill impairment test for reporting units with zero or negative carrying values to add an additional layer of qualitative evaluation. Under this amended guidance, a company would be required to perform Step 2 of a goodwill impairment test for a reporting unit with zero or negative carrying value if adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2010. The adoption of this ASU is not expected to materially affect the Company’s goodwill impairment analyses in fiscal 2011, as the fiscal year 2011 annual goodwill impairment test, performed as of January 30, 2011, reflected a positive carrying value of the stores reporting unit.

3.	Merger with BPW Acquisition Corp. and Related Transactions

On April 7, 2010, the Company completed a series of transactions (collectively, the “BPW Transactions”) which, in the aggregate, substantially reduced its indebtedness and significantly deleveraged its balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company merged with and into BPW in exchange for the Company’s issuance of Talbots common stock and warrants to BPW stockholders; (ii) the repurchase and retirement of all shares of Talbots common stock held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), the Company’s then majority shareholder, totaling 29.9 million shares; the issuance of warrants to purchase one million shares of Talbots common stock to AEON (U.S.A.) and the repayment of all of the Company’s outstanding debt with AEON Co., Ltd. (“AEON”) and AEON (U.S.A.) at its principal value plus accrued interest and other costs for total consideration of $488.2 million; and (iii) the execution of a third party senior secured revolving credit facility which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions.

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants issued in the merger at the fair value of BPW’s net monetary assets received on April 7, 2010. The net monetary assets received in the transaction, consisting solely of cash and cash equivalents, were $333.0 million, after payment of all prior BPW obligations. No goodwill or intangible assets were recorded in the transaction.

In connection with the merger, the Company issued 41.5 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Additionally, in connection with the merger, the Company repurchased and retired the 29.9 million shares of Talbots common stock held by AEON (U.S.A.), the former majority shareholder, in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”).

The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on the NYSE Amex in April 2010. Approximately 17.2 million Talbots Warrants were outstanding at January 29, 2011.

The Non-Tendered Warrants have an exercise price of $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.5 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at January 29, 2011 become exercisable one year from April 7, 2010, the effective date of the merger, do not have anti-dilution rights, were de-listed from the NYSE Amex concurrent with the merger and expire on February 26, 2015.

The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. One million AEON Warrants were outstanding at January 29, 2011.

With the consummation and closing of the BPW merger, the Company repaid all outstanding AEON and AEON (U.S.A.) indebtedness on April 7, 2010 at its principal value plus accrued interest and other costs for total cash consideration of $488.2 million. As the AEON and AEON (U.S.A.) debt extinguishment transaction was between related parties, the difference between the carrying value and the repayment price was recorded as an equity transaction. Accordingly, the Company recorded no gain or loss on the extinguishment and the difference between the repayment price and the net carrying value, consisting of $1.7 million of unamortized deferred financing costs, was recorded to additional paid-in capital. Additionally, approximately $0.4 million of estimated tax expense was recorded to additional paid-in capital due to an expected tax consequence of this extinguishment of related party debt in fiscal 2010.

Further in connection with the consummation and closing of the BPW merger, the Company executed a new senior secured revolving credit agreement with third party lenders which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions. Refer to Note 13, Debt, for further information including key terms of this credit agreement.

As a result of the BPW Transactions, the Company became subject to certain annual limitations on the use of its existing net operating losses. Additionally, related to these transactions, the Company recorded an increase in its unrecognized tax benefits of approximately $20.0 million that reduced a portion of the Company’s net deferred tax assets before consideration of any valuation allowance. The Company submitted a Private Letter Ruling request related to this tax position during fiscal 2010 which was granted subsequent to January 29, 2011. As a result of this

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

favorable outcome, the Company expects to record a decrease in its unrecognized tax benefits of approximately $20.0 million in fiscal 2011 which will increase the Company’s net deferred tax assets before consideration of any valuation allowance.

Merger-related costs are those expenses incurred in order to effect the merger, including advisory, legal, accounting, valuation, and other professional or consulting fees as well as certain general and administrative costs incurred by the Company as a direct result of the closing of the merger, including an incentive award given to certain executives and members of management, contingent upon the successful closing of the BPW merger. The incentive portion of merger-related costs was awarded in restricted stock units and cash for efforts related to the closing of the BPW merger. The cash bonus awarded was paid in the first quarter of 2010 in connection with the consummation of the BPW merger. The restricted stock units awarded will cliff vest 12 months from the completion of the BPW merger. Legal expenses classified as merger-related costs include both those costs incurred to execute the merger as well as those costs incurred related to the subsequent merger-related legal proceedings discussed in Note 16, Commitments and Contingencies. In the fourth quarter of 2010, the Company entered into a settlement agreement related to this proceeding under which the Company received $3.75 million in cash and the return of 175,000 common shares from Perella Weinberg Partners LP, valued at $1.0 million on the date that the shares were legally transferred back to the Company, and paid $2.1 million in fees and expenses to the plaintiff’s counsel. The net gain of $2.7 million has also been included in merger-related costs. Other costs primarily include printing and mailing expenses related to proxy solicitation and incremental insurance expenses related to the transaction.

The Company recorded total merger-related costs of approximately $34.1 million, of which $25.9 million and $8.2 million were expensed in fiscal 2010 and fiscal 2009, respectively. Approximately $7.7 million of costs incurred in connection with the new senior secured revolving credit facility were recorded as deferred financing costs and included in other assets in the consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility. Approximately $3.6 million of costs incurred in connection with the registration and issuance of the common stock and warrants were recorded to additional paid-in capital.

Details of the merger-related costs recorded in the fiscal years ended January 29, 2011 and January 30, 2010 are as follows:

	Year Ended
	January 29, 2011	January 30, 2010
	(In thousands)

Investment banking	$14,255	$4,941
Accounting and legal	6,071	2,598
Financing incentive compensation	6,686	—
Net gain on settlement of shareholder litigation	(2,695)	—
Other costs	1,538	677

Total merger-related costs	$25,855	$8,216

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 29, 2011		January 30, 2010
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)

Net sales	$1,213,060	$1,213,060	$1,235,632	$1,235,632
Operating income (loss)	31,436	24,564	(8,690)	(10,370)
Income (loss) from continuing operations	7,570	5,958	(25,308)	(8,133)
Earnings (loss) per share - continuing operations:
Basic	$0.11	$0.09	$(0.47)	$(0.12)
Diluted	$0.11	$0.08	$(0.47)	$(0.12)
Weighted average shares outstanding:
Basic	65,790	67,884	53,797	65,344
Diluted	66,844	68,938	53,797	65,344

Based on the nature of the BPW entity, there was no revenue or earnings associated with BPW included in the consolidated statements of operations.

4.	Restructuring Charges

In late 2007, management developed a strategic business plan focused on the following areas: brand positioning, store growth and productivity, non-core concepts, distribution channels, the J. Jill business and other operating matters. In response to declines in the U.S. and global economy in late 2008 and 2009, management directed its focus to those areas which would reduce costs and streamline the organization, while continuing to redefine the brand and make product improvements. The actions taken during the periods presented include reducing headcount and employee benefit costs, shuttering or disposing of non-core businesses, and reducing office and retail space when determined to no longer coincide with the vision of the brand or the needs of the business, among other steps.

Restructuring actions during fiscal years 2010, 2009 and 2008 include the following:

•	In June 2008, the Company reduced its corporate headcount by 9%, or 88 positions.

•	In February 2009, the Company reduced its corporate headcount by an additional 17%, or 370 positions.

•	In June 2009, the Company reduced its corporate headcount by an additional 20%, including the elimination of open positions.

•	In August 2009, the Company reorganized its global sourcing activities, closing its Hong Kong and India sourcing offices and reducing its corporate sourcing headcount.

•	In March 2010, the Company consolidated its Madison Avenue, New York flagship location in which it reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out.

In connection with these initiatives, the Company incurred restructuring charges of $5.6 million, $10.3 million and $17.8 million during fiscal years 2010, 2009 and 2008, respectively.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity and liability balances related to restructuring in fiscal years 2010, 2009 and 2008:

	Corporate - Wide
	Strategic Initiatives
	Severance	Lease-Related	Consulting	Total
	(In thousands)

Balance at February 2, 2008	$678	$—	$1,532	$2,210
Charges	13,751	—	4,042	17,793
Cash payments	(5,717)	—	(5,574)	(11,291)
Non-cash items	2,170	—	—	2,170

Balance at January 31, 2009	10,882	—	—	10,882
Charges	7,865	2,247	161	10,273
Cash payments	(16,497)	(835)	(148)	(17,480)
Non-cash items	839	(641)	—	198

Balance at January 30, 2010	3,089	771	13	3,873
Charges	1,427	4,213	—	5,640
Cash payments	(4,327)	(1,159)	(13)	(5,499)
Non-cash items	26	(44)	—	(18)

Balance at January 29, 2011	$215	$3,781	$—	$3,996

The non-cash items primarily consist of the write-off of certain leasehold improvements, adjustments to lease liabilities and changes to stock-based compensation expense related to employee terminations. Of the $4.0 million in restructuring liabilities at January 29, 2011, $1.6 million, expected to be paid within the next twelve months, is included in accrued liabilities and the remaining $2.4 million, expected to be paid thereafter through 2014, is included in deferred rent under lease commitments.

5.	Stock-Based Compensation

2003 Executive Stock Based Incentive Plan, as amended

The 2003 Executive Stock Based Incentive Plan, as amended (the “2003 Plan”) provides for grants of stock options, nonvested stock awards and restricted stock units (“RSUs”) to certain key members of management.

Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, generally vest over a three-year period at each anniversary date and expire no later than ten years from the grant date. Holders of stock options have no voting rights and are not entitled to dividends or dividend equivalents.

Holders of nonvested stock awards have voting rights and are entitled to dividends equivalent to those paid on the Company’s common stock, when and if declared. Upon the grant of nonvested stock, the recipient or the Company on the recipient’s behalf is required to pay the par value of $0.01 per share. If the employee terminates employment prior to the vesting date, the nonvested stock awards are generally forfeited to the Company, at the Company’s election, through the repurchase of the shares at the $0.01 par value. Most shares of nonvested stock are time vested and generally vest between two and four years.

In connection with the execution of the BPW Transactions, the Company awarded a one-time RSU grant to certain key members of management. These RSUs vest one year from the date of the execution of the merger, April 7, 2010, have no voting rights and are not entitled to dividends or dividend equivalents.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has reserved 9,500,000 shares of common stock under the 2003 Plan for issuance. Any authorized but unissued shares of common stock available for future awards under the Company’s previous 1993 Executive Stock Based Incentive Plan were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, cancelled or otherwise become available to the Company. At January 29, 2011, there were 3,703,520 shares available for future grant under the 2003 Plan.

Restated Directors Stock Plan, as amended

The Company’s Restated Directors Stock Plan, as amended (the “Directors Plan”) provides for grants of stock options and restricted stock units (“RSUs”) to non-management members of the Company’s Board of Directors.

During fiscal years 2010, 2009 and 2008, the Company granted 74,985, 21,000 and 84,000 stock options to non-management directors. The 2010 and 2009 grants vest over a three-year period and expire no later than ten years from the date of grant. The 2008 grants vest on the last day of fiscal year 2012, with possible acceleration for certain levels of Talbots stock performance, and expire no later than ten years from the date of grant.

The Company granted 18,410 RSUs in fiscal year 2010 and 28,000 RSUs annually in fiscal years 2009 and 2008 to non-management directors. These RSUs generally vest over one year, and may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board, but not before vesting. If the RSUs are not deferred, the RSUs will be issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to those paid on common stock, when and if declared and paid, but have no voting rights.

The number of shares reserved for issuance under the Directors Plan is 1,060,000. At January 29, 2011, 289,121 shares were available for future grant.

The Company intends to issue shares upon exercises of stock options and future issuances of share-based awards from its unissued reserved shares under its 2003 Plan and Directors Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense related to stock options, nonvested stock awards and RSUs is $14.5 million, $6.4 million and $8.6 million in fiscal years 2010, 2009 and 2008, respectively.

The compensation expense is classified in the consolidated statements of operations as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Cost of sales, buying and occupancy	$800	$692	$(129)
Selling, general and administrative	9,341	6,570	10,861
Merger-related costs	4,346	—	—
Restructuring charges	(26)	(839)	(2,170)

Total	$14,461	$6,423	$8,562

Due to greater than expected terminations, the Company revised its forfeiture rates in fiscal years 2009 and 2008 and recognized reductions in stock-based compensation expense of $2.1 million and $4.3 million, respectively. Stock-based compensation expense in fiscal year 2008 includes $0.9 million of additional expense due to accelerated vesting of stock awards as a result of terminations, primarily in connection with restructuring activities.

No income tax benefit is recognized for stock-based compensation in the periods presented. Further, no benefit from tax deductions in excess of recognized compensation costs is reported as cash from financing activities in the periods presented. Excess tax benefits are only recognized when realized through a reduction in taxes payable.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards on the date of grant. Key assumptions used to apply this pricing model are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Risk-free interest rate	3.1%	2.0%	2.6%
Expected life of options	6.8 years	4.8 years	5.3 years
Expected volatility of underlying stock	79.7%	83.9%	50.8%
Expected dividend yield	0.0%	0.0%	7.8%

The risk-free interest rate represents the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the option. The expected life of the option is calculated based on the Company’s historical experience for a corresponding population of option holders. The increase in the average expected life of options awarded in fiscal year 2010 is reflective of the fact that the majority of option awards in fiscal 2010 were granted to members of the Company’s Board of Directors for which options have historically had longer lives than employee options. The expected volatility is calculated based on the Company’s historical volatility over a period that matches the expected life of the option. The expected dividend yield is based on the expected annual payment of dividends divided by the exercise price of the option award at the date of the award. The expected dividend yield of 0.0% in fiscal years 2010 and 2009 is reflective of the Company’s decision in February 2009 to indefinitely suspend its quarterly dividend. In determining the assumptions to be used, when the Company has relied on historical data or trends, the Company has also considered, if applicable, any expected future trends that could differ from historical results and has modified its assumptions as applicable.

The following is a summary of stock option activity for fiscal year 2010:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value
				(In thousands)

Outstanding at January 30, 2010	10,402,019	$24.06
Granted	92,385	14.26
Exercised	(240,512)	3.13
Forfeited or expired	(3,138,251)	22.85

Outstanding at January 29, 2011	7,115,641	$25.17	3.1	$4,436

Exercisable at January 29, 2011	5,918,848	$29.29	2.1	$1,202

During fiscal years 2010, 2009 and 2008, the Company granted 92,385, 1,784,500 and 628,650 stock options, with a weighted average fair value per option of $10.40, $1.75 and $2.84, respectively. The total grant date fair value of options that vested during fiscal years 2010, 2009 and 2008 is $2.7 million, $3.4 million and $10.6 million, respectively. The aggregate intrinsic value of stock options exercised during fiscal years 2010, 2009 and 2008 is $1.9 million, $0.0 million and $0.1 million, respectively.

As of January 29, 2011, there was $1.5 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.6 years.

Nonvested Stock Awards and RSUs

The fair value of nonvested stock awards and RSUs is based on the closing market price of the Company’s common stock on the date of grant.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of nonvested stock awards and RSU activity for fiscal year 2010:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share

Nonvested at January 30, 2010	1,330,890	$12.62
Granted	1,789,701	11.63
Vested	(564,648)	15.54
Forfeited	(188,729)	10.95

Nonvested at January 29, 2011	2,367,214	$11.34

During fiscal years 2010, 2009 and 2008, the Company granted 1,789,701, 369,689 and 1,318,415 shares of nonvested stock and RSUs with a weighted average fair value per share of $11.63, $3.04 and $9.05, respectively. The intrinsic value of nonvested stock awards and RSUs that vested during fiscal years 2010, 2009 and 2008 is $5.9 million, $1.8 million and $4.3 million, respectively.

As of January 29, 2011, there was $11.3 million of unrecognized compensation cost related to nonvested stock awards and RSUs that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.8 years.

6.	Income Taxes

The components of income (loss) before taxes for fiscal years 2010, 2009 and 2008 are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Domestic	$12,625	$(35,089)	$(118,749)
Foreign	(16)	(1,724)	70

Income (loss) before taxes	$12,609	$(36,813)	$(118,679)

Income tax expense (benefit) for fiscal years 2010, 2009 and 2008 consists of the following:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Current expense (benefit):
Federal	$—	$(2,006)	$(24,104)
State	3,856	4,665	398
Foreign	26	(2,308)	—

Total current expense (benefit)	3,882	351	(23,706)

Deferred (benefit) expense:
Federal	1,012	(10,543)	42,651
State	145	(1,313)	1,897

Total deferred (benefit) expense	1,157	(11,856)	44,548

Income tax expense (benefit)	$5,039	$(11,505)	$20,842

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense (benefit) at the federal statutory income tax rate to the income tax expense (benefit) at the Company’s effective income tax rate is as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Tax at federal statutory rate	$4,413	$(12,885)	$(41,538)
Adjustments resulting from:
State income taxes, net of federal tax benefit	1,448	3,402	(706)
Foreign tax	32	(1,704)	(361)
Valuation allowance	(9,952)	6,447	60,975
Employment related obligations	1,081	1,354	2,541
Merger-related costs	6,972	2,800	—
Intraperiod tax allocation from other comprehensive income	1,157	(10,500)	—
In-kind donations	—	—	(1,138)
Other	(112)	(419)	1,069

Income tax expense (benefit)	$5,039	$(11,505)	$20,842

In fiscal 2009, the Company’s decision to discontinue future benefits being earned under its non-contributory defined benefit pension plan and supplemental executive retirement plan resulted in the recognition of other comprehensive income with a corresponding tax expense of $10.5 million. This expense was offset in the intraperiod tax allocation by an allocated tax benefit recognized in the income tax benefit of continuing operations in 2009.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities)

Net deferred tax assets (liabilities) recognized in the Company’s consolidated balance sheets consist of the following:

	January 29,	January 30,
	2011	2010
	(In thousands)

Deferred tax assets:
Merchandise inventories	$4,508	$11,993
Deferred rent	14,614	18,787
Lease commitments	22,816	27,184
Accrued vacation pay	26	65
Deferred compensation	2,942	5,543
Stock-based compensation	13,138	10,863
Pension and postretirement liabilities	29,238	32,416
Charitable contribution carryforward	5,877	6,755
Net operating loss carryforwards	42,982	54,271
Deferred interest	—	7,172
Deferred unrecognized tax benefits	21,773	24,001
Restructuring charges	1,405	3,242
Bad debts	1,760	1,995
Accrued expenses	11,904	8,611
Other	6,208	1,968

Total deferred tax assets	179,191	214,866

Deferred tax liabilities:
Prepaid costs	(2,187)	(2,728)
Depreciation and amortization	(2,938)	(11,890)
Identifiable intangibles	(28,456)	(28,456)

Total deferred tax liabilities	(33,581)	(43,074)

Less: Valuation allowance	(174,066)	(200,248)

Net deferred tax liability	$(28,456)	$(28,456)

In 2008, the Company concluded there was insufficient positive evidence that all of its deferred tax assets would be realized in the future and, accordingly, the Company recorded a valuation allowance of $211.7 million, comprised of $61.0 million related to continuing operations, $21.3 million related to other comprehensive loss and $129.4 million related to discontinued operations. The sources of income considered in analyzing the expected recovery of the Company’s net deferred tax assets, for purposes of determining the valuation allowance, exclude deferred tax liabilities related to the Talbots brand trademarks. During fiscal years 2009 and 2010, the Company continued to evaluate the expected recoverability of its net deferred tax assets and determined that there continued to be insufficient positive evidence to support their recovery, concluding it is more-likely-than-not that its net deferred tax assets would not be realized in the future. As of January 29, 2011 and January 30, 2010, the Company provided valuation allowances of $174.1 million and $200.2 million, respectively for its net deferred tax assets.

As of January 29, 2011, the Company has approximately $100.7 million of gross domestic net operating loss carryforwards that will reduce future taxable income. The federal and state tax effected net operating loss was approximately $34.5 million and $8.4 million, respectively. The utilization of the Company’s NOLs is subject to

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitation under Section 382 of the Internal Revenue Code which imposes limitations on the use of a company’s net operating losses following certain, defined levels of ownership change. It was determined that an ownership change, as defined in Section 382, occurred in fiscal 2010 as a result of the BPW Transactions and, consequently, the Company’s utilization of $75.3 million of pre-ownership change gross net operating loss carryforwards will be limited. The annual limitation is estimated to be $30.1 million based on the fair market value of the Company immediately before the ownership change. The Company had a “net unrealized built-in gain” as of the ownership change. Accordingly, any built-in gains recognized during the five year period beginning on the date of the ownership change (up to the amount of the original net unrealized built-in gain) will increase the annual limitation under Section 382 in the year recognized. Pursuant to Section 382, subsequent ownership changes could further limit this amount. Refer to Note 3, Merger with BPW Acquisition Corp. and Related Transactions, for further information regarding this transaction.

The gross net operating loss carryforwards do not include approximately $3.0 million of excess tax benefits from the exercises of employee stock options that are a component of net operating losses. Total stockholders’ equity (deficit) would be increased by approximately $1.2 million if and when any such excess tax benefits are ultimately realized. The net operating loss for federal income tax purposes will expire in 2028 through 2031. The state net operating loss carryforwards will expire in 2012 through 2031. In addition, the Company has charitable contribution carryforwards that begin to expire in 2012.

Uncertain tax positions

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Unrecognized tax benefits, beginning of year	$35,030	$38,520	$37,908
Gross increases — tax positions of prior periods	5,454	7,666	3,704
Gross decreases — tax positions of prior periods	(7,310)	(1,946)	(2,243)
Gross increases — tax positions of current periods	20,025	293	1,597
Settlements with taxing authorities	(836)	(7,979)	(2,166)
Lapse of statute of limitations	(443)	(1,524)	(280)

Unrecognized tax benefits, end of year	$51,920	$35,030	$38,520

The Company had gross unrecognized tax benefits of approximately $51.9 million, $35.0 million and $38.5 million as of January 29, 2011, January 30, 2010 and January 31, 2009, respectively, of which $25.6 million, $25.7 million and $33.5 million, respectively, if recognized, would impact the effective income tax rate. The Company had accrued $23.2 million and $20.0 million of tax-related interest and $1.8 million and $2.6 million of tax-related penalties as of January 29, 2011 and January 30, 2010, respectively. During fiscal years 2010, 2009 and 2008, the Company recorded tax-related interest expense of $6.0 million, $1.9 million and $2.3 million, respectively, and tax-related penalty (benefit) expense of ($0.8) million, ($1.6) million and $1.0 million, respectively. As a result of the BPW Transactions, the Company recorded an increase in its unrecognized tax benefits of approximately $20.0 million that reduced a portion of the Company’s net deferred tax assets before consideration of any valuation allowance. The Company submitted a Private Letter Ruling request related to this tax position during fiscal 2010 which was granted subsequent to year-end. As a result of this favorable outcome, the Company expects to record a decrease in its unrecognized tax benefits of approximately $20.0 million in fiscal 2011 which will increase the Company’s net deferred tax assets before consideration of any valuation allowance.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions and is consequently subject to periodic audits of its various tax returns by government agencies. The Company has closed all U.S. federal income tax matters for years through 2005. The tax years ended February 3, 2007 through

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2009 are currently under U.S. federal examination. Additionally, tax years beginning in 1993 currently remain open to examination and are subject to examination by various state and foreign taxing jurisdictions.

7.	Discontinued Operations

The Company’s discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business, which was sold on July 2, 2009. The operating results of these businesses have been classified as discontinued operations in the consolidated statements of operations for all periods presented, and the cash flows from discontinued operations, including proceeds from the sale of J. Jill, have been separately presented in the consolidated statements of cash flows.

On July 2, 2009, the Company completed the sale of the J. Jill business for net proceeds of $64.3 million, pursuant to which Jill Acquisition LLC (the “Purchaser”) agreed to acquire and assume certain assets and liabilities relating to the J. Jill business, including purchasing 205 of the 280 J. Jill stores held at the time of purchase and executing a sublease with the Company for a portion of the Quincy, Massachusetts office space previously used for the J. Jill business. The 75 J. Jill stores that were not sold were closed. As of January 29, 2011, the Company had settled the lease liabilities of 73 of the 75 stores not acquired by the Purchaser as well as a portion of the vacant Quincy, Massachusetts office space.

At the time of closing or vacating leased spaces associated with discontinued operations, the Company records estimated lease termination costs which include the discounted effects of future minimum lease payments from the date of closure to the end of the remaining lease term, net of estimated sublease income that could be reasonably obtained for the properties, or through lease termination settlements. As of January 29, 2011, the Company had recorded lease liabilities for the two remaining leases for former J. Jill stores, the remaining portion of the Quincy office space and six remaining leases for former Talbots Kids and Mens stores that have not been assigned or settled. The Company remains contingently liable for obligations and liabilities transferred to certain third parties, including the remaining 203 J. Jill leases of the 205 J. Jill leases originally assigned to the Purchaser as well as certain assigned leases related to the closed Talbots Kids, Mens and U.K. businesses and has recorded a liability of estimated exposure related to these contingent lease liabilities. The Company records adjustments to its estimated lease liabilities when new information suggests that actual costs may vary from initial or previous estimates, resulting in changes to the income (loss) from discontinued operations. Total cash expenditures related to any of these lease liabilities will depend on either the performance under the assigned leases by third parties or outcome of negotiations with third parties. As a result, actual costs related to these leases may vary from current estimates; and management’s assumptions and projections may continue to change. Refer to Note 16, Commitments and Contingencies, for further discussion of discontinued operations’ lease liabilities.

At January 30, 2010, the Company had remaining recorded lease liabilities from discontinued operations of $16.7 million. During fiscal 2010, the Company made cash payments of approximately $8.3 million, recorded other income due to favorable settlements of estimated lease liabilities of $2.4 million and recorded additional expense related to liability adjustments of $0.3 million, resulting in a total estimated remaining recorded liability of $6.3 million as of January 29, 2011. Of these liabilities, approximately $3.2 million is expected to be paid out within the next 12 months and is included within accrued liabilities as of January 29, 2011.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of discontinued operations for fiscal years 2010, 2009 and 2008 are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Net sales	$—	$178,297	$470,815

Loss from operations	(210)	(3,818)	(416,138)
Gain (loss) on disposal	3,455	(286)	—

Income (loss) from discontinued operations	$3,245	$(4,104)	$(416,138)

The $3.2 million income from discontinued operations recorded in fiscal 2010 includes a $0.2 million loss from operations and a $3.4 million adjustment to the gain (loss) on disposal of the J. Jill business. The loss from operations includes on-going liability adjustments primarily related to the Talbots Kids and Mens businesses. The adjustment to the gain (loss) on disposal includes approximately $2.4 million of favorable adjustments to estimated lease liabilities, due to the settlement of a portion of the vacant Quincy office space and four J. Jill store leases not assumed by the Purchaser in the sale of J. Jill; approximately $0.9 million of favorable adjustments to other assets and $0.4 million of favorable adjustments to estimated sales tax liabilities, partially offset by $0.3 million of accretion of existing lease and other liabilities.

The $4.1 million loss from discontinued operations recorded in fiscal 2009 includes a $3.8 million loss from operations, primarily due to adjustments to estimated lease liabilities relating to the Talbots Kids and Mens businesses and losses incurred by the J. Jill business prior to ceasing operations in July 2009, and a $0.3 million loss on the sale and disposal of the J. Jill business.

The $416.1 million loss from discontinued operations recorded in fiscal 2008 includes a $318.4 million impairment charge to the assets of the J. Jill business, the recording of estimated lease liabilities of the Talbots Kids, Mens and U.K. businesses upon ceasing operations and the income (losses) incurred by the J. Jill business as well as the Talbots Kids, Mens and U.K. businesses prior to ceasing operations. The $318.4 million impairment charge reflected the difference between J. Jill’s carrying value and its estimated fair value, including an estimate of direct costs to sell of $1.9 million. Management used a combination of an income approach and a market approach to determine the fair value of the J. Jill long-lived asset group, which included the related goodwill. In determining fair value, the Company made assumptions and estimates including the use of forward-looking projections to estimate the future operating results of the J. Jill business, while also considering current market conditions. Of the $318.4 million impairment charge recorded in fiscal 2008, the Company allocated $78.0 million of the charge to goodwill, reflecting a full impairment of the J. Jill goodwill, $68.9 million to other intangibles, $138.2 million to property, plant, and equipment, and $33.3 million to trademarks. The Company estimated the fair value of the J. Jill trademarks based on an income approach using the relief-from-royalty method.

The results for the periods presented reflect no income tax expense (benefit) as the Company recorded a valuation allowance for substantially all of its deferred taxes due to insufficient positive evidence that the deferred taxes would be realized in the future.

8.	Earnings (Loss) Per Share

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted earnings (loss) per share using a methodology which gives affect to the impact of outstanding participating securities (the “two-class method”).

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings (loss) per share from continuing operations are computed as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands, except per share data)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$7,570	$(25,308)	$(139,521)
Less: income associated with participating securities	223	—	—
Less: dividends paid to participating securities	—	—	850

Income (loss) available for common stockholders	$7,347	$(25,308)	$(140,371)
Weighted average shares outstanding	65,790	53,797	53,436
Basic earnings (loss) per share — continuing operations	$0.11	$(0.47)	$(2.63)

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands, except per share data)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$7,570	$(25,308)	$(139,521)
Less: income associated with participating securities	219	—	—
Less: dividends paid to participating securities	—	—	850

Income (loss) available for common stockholders	$7,351	$(25,308)	$(140,371)

Weighted average shares outstanding	65,790	53,797	53,436
Effect of dilutive securities	1,054	—	—

Diluted weighted average shares outstanding	66,844	53,797	53,436

Diluted earnings (loss) per share — continuing operations	$0.11	$(0.47)	$(2.63)

The following common stock equivalents were excluded from the calculation of earnings (loss) per share because their inclusion would have been anti-dilutive:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Nonvested stock	—	1,200,890	1,895,660
Nonvested director RSUs	—	28,000	28,000
Stock options	5,863,356	10,409,219	9,480,355
Warrants	18,242,750	—	—

	24,106,106	11,638,109	11,404,015

9.	Fair Value Measurements

As discussed in Note 2, Summary of Significant Accounting Policies, the Company classifies fair value based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value.

The Company’s financial instruments at January 29, 2011 and January 30, 2010 consisted primarily of cash and cash equivalents, accounts receivable, investments in the Company’s irrevocable grantor’s trust (“Rabbi Trust”) that holds assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan, accounts payable and debt. The Company believes the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair values due to their short-term nature. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 measurements) and are not significant to the total value of the Rabbi Trust. The investments in life insurance policies held in the Rabbi Trust are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value measurement. The Company believes that the carrying value of its debt approximates fair value at January 29, 2011 as the interest rates are market-based variable rates and were re-set with the third party lenders during the third quarter of 2010.

The Company monitors the performance and productivity of its store portfolio and closes stores when appropriate. When it is determined that a store is underperforming or is to be closed, the Company reassesses the recoverability of the store’s long-lived assets, which in some cases results in an impairment charge. In fiscal 2010, the Company performed impairment analyses on the assets of certain stores, triggered both by reviews of the stores’ operating results as well as by the Company’s expectation to close certain store locations. In fiscal 2009, the Company performed impairment analyses on the assets of certain stores, primarily triggered by reviews of the stores’ operating results. The following table summarizes the non-financial assets that were measured at fair value on a non-recurring basis in performing these analyses for the fiscal years ended January 29, 2011 and January 30, 2010:

Fair Value Measurements Using
		Quoted Market	Observable
	Net Carrying	Prices in Active	Inputs Other	Significant	Impairment of
	Value at	Markets for	than Quoted	Unobservable	Store Assets, Fiscal
	January 29,	Identical Assets	Market Prices	Inputs	Year Ended
	2011	(Level 1)	(Level 2)	(Level 3)	January 29, 2011
(In thousands)

Long-lived assets held and used	$1,904	$—	$—	$1,904	$1,420

Total	$1,904	$—	$—	$1,904	$1,420

Fair Value Measurements Using
		Quoted Market	Observable
	Net Carrying	Prices in Active	Inputs Other	Significant	Impairment of
	Value at	Markets for	than Quoted	Unobservable	Store Assets, Fiscal
	January 30,	Identical Assets	Market Prices	Inputs	Year Ended
	2010	(Level 1)	(Level 2)	(Level 3)	January 30, 2010
(In thousands)

Long-lived assets held and used	$2,493	$—	$—	$2,493	$1,351

Total	$2,493	$—	$—	$2,493	$1,351

Refer also to Note 15, Benefit Plans, for information regarding the fair value of the Company’s Pension Plan assets.

10.	Customer Accounts Receivable, net

Customer accounts receivable, net are as follows:

	January 29,	January 30,
	2011	2010
	(In thousands)

Customer accounts receivable	$149,872	$168,887
Less: allowance for doubtful accounts	(4,400)	(5,300)

Customer accounts receivable, net	$145,472	$163,587

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 2, Summary of Significant Accounting Policies, the allowance for doubtful accounts is based on a calculation that includes a number of factors such as historical collection rates, a percentage of outstanding customer account balances, historical charge-offs and charge-off forecasts. In determining the appropriate allowance balance, the Company considers, among other factors, both the aging of the past-due outstanding customer accounts receivable as well as the credit quality of the outstanding customer accounts receivable. As of January 29, 2011, approximately 90.4% of the Company’s total customer accounts receivable are considered to be current; and the remaining 9.6% of balances of customer accounts receivable that are considered to be past due are comprised of the following: 84.5% up to 60 days past due, 10.4% 61-120 days past due, 5.1% 121-180 days past due. Customer accounts receivable are deemed to be uncollectible either when they are contractually 180 days past due or when events or circumstances, such as customer bankruptcy, fraud or death, suggest that collection of the amounts due under the account is unlikely. Once an account is deemed to be uncollectible, the Company ceases to accrue interest on the balance and the balance is written off at the next cycle billing date. The Company ceases to accrue late fees on a balance once the balance reaches 120 days past due.

The Company performs an on-going evaluation of the credit quality of its outstanding customer accounts receivable, based on the Talbots credit cardholders’ respective credit risk scores. The Company utilizes an industry standard credit risk score model as its credit quality indicator. Cardholder credit risk score information in this analysis is updated twice per fiscal year. At January 29, 2011, the Company’s gross customer accounts receivable were comprised of the following: $15.2 million at a credit score of less than 600, $38.8 million at a credit score of 601 — 699 and $93.0 million at a credit score of greater than 700. The remaining $2.9 million of gross reported customer accounts receivable includes reconciling amounts of the most recent days’ net sales not yet posted to customer accounts, unapplied payments and the balance of Canadian customer accounts receivable for which the Company does not maintain credit risk score information.

Changes in the balance of the allowance for doubtful accounts are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Balance, beginning of year	$5,300	$4,000	$2,700
Charges to costs and expenses	3,348	8,097	5,987
Charge-offs, net of recoveries	(4,248)	(6,797)	(4,687)

Balance, end of year	$4,400	$5,300	$4,000

The Company records finance charge income (including interest and late fees) on the outstanding balances of its customer accounts receivable. In fiscal years 2010, 2009 and 2008, the Company recorded finance charge income of $39.3 million, $42.1 million and $44.9 million, respectively. At January 29, 2011, the Company had recorded gross customer accounts receivable of $0.4 million which have been deemed uncollectible and have ceased to accrue finance charge income, and $1.2 million of gross customer accounts receivable which are 90 days or more past due upon which finance charge income continued to be accrued.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Property and Equipment, net

Property and equipment, net consists of the following:

	January 29,	January 30,
	2011	2010
	(In thousands)

Land	$10,817	$10,817
Buildings	69,161	69,198
Fixtures and equipment	367,149	375,692
Software	61,468	57,508
Leasehold improvements	296,885	307,123
Construction-in-progress	15,206	5,292

Property and equipment	820,686	825,630
Less: accumulated depreciation and amortization	(634,028)	(605,226)

Property and equipment, net	$186,658	$220,404

Depreciation and amortization expense during 2010, 2009 and 2008 was $61.5 million, $74.3 million and $84.5 million, respectively.

12.	Accrued Liabilities

Accrued liabilities consist of the following:

	January 29,	January 30,
	2011	2010
	(In thousands)

Gift cards and merchandise credits outstanding, sales return reserve and other customer-related liabilities	$45,062	$56,032
Accrued employee compensation including related tax and benefits	23,241	21,018
Accrued taxes, other than income and withholding	7,558	10,997
Accrued interest due to related party	—	6,106
Current portion of unrecognized tax benefit liability	18,558	4,153
Other accrued liabilities	43,405	49,871

Total accrued liabilities	$137,824	$148,177

Changes in the sales return reserve for fiscal years 2010, 2009 and 2008 are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Balance, beginning of year	$7,250	$4,737	$9,486
Provision for merchandise returns	218,414	300,737	348,359
Merchandise returned	(221,982)	(298,224)	(353,108)

Balance, end of year	$3,682	$7,250	$4,737

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Debt

A summary of outstanding debt is as follows:

	January 29,	January 30,
	2011	2010
	(In thousands)

Revolving credit facility	$25,516	$—
Related party debt	—	486,494

Total	$25,516	$486,494

Revolving Credit Facility

On April 7, 2010, in connection with the consummation and closing of the merger with BPW, the Company executed a senior secured revolving credit facility with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility, including a $25.0 million letter of credit sub-facility, that permits the Company to borrow up to the lesser of (a) $200.0 million or (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carried interest, at the Company’s election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. On August 31, 2010, the Company entered into a First Amendment to the Credit Agreement with the lenders (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) three-month LIBOR plus 3.0% to 3.5%, or (b) the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012. Interest on borrowings is payable monthly in arrears. The Company pays a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with the formulas set forth in the First Amendment. As of January 29, 2011, the Company’s effective interest rate under the Credit Facility was 3.9%, and the Company had additional borrowing availability of up to $116.7 million.

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company and certain of its subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Credit Facility are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations are secured by (i) a first priority perfected lien and security interest in substantially all assets of the Company and any guarantor from time to time and (ii) a first lien mortgage on the Company’s Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. In connection with the lenders’ security interest in the proprietary Talbots credit card program, Talbots and certain of its subsidiaries have also executed an access and monitoring agreement that requires the Company to comply with certain monitoring and reporting obligations to the agent with respect to such program, subject to applicable law.

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

The Credit Facility is the Company’s only outstanding debt agreement at January 29, 2011. Of the $125.0 million borrowed under the Credit Facility at its inception, approximately $25.5 million was outstanding at January 29, 2011. Borrowings under this Credit Facility have been classified as a current liability as the Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and contains a subjective acceleration clause. Such provisions do not affect the final maturity date of the Credit Facility.

The Company incurred approximately $7.7 million of costs in connection with the execution of the Credit Facility which were recorded as deferred financing costs in other assets in the consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility.

At January 29, 2011, the Company had $9.1 million in outstanding letters of credit and letter of credit availability of up to $15.9 million under the Master Agreement, included as part of its total additional borrowing availability under the Credit Facility, subject to borrowing capacity restrictions described therein. The Company had no letters of credit outstanding at January 30, 2010 under the Company’s prior credit facilities.

Related Party Debt

$250.0 Million Secured Revolving Loan Facility with AEON — On December 28, 2009, the Company executed an Amended and Restated Secured Revolving Loan Agreement with AEON (the “Amended Facility”), which amended and restated the $150.0 million secured revolving loan facility executed with AEON in April 2009. Under the terms of the Amended Facility, the principal amount of the earlier $150.0 million secured credit facility was increased to $250.0 million. Talbots could use funds borrowed under the Amended Facility solely to (i) repay its outstanding

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third party bank indebtedness plus interest and other costs, (ii) fund working capital and other general corporate purposes up to $10.0 million subject to satisfaction of all borrowing conditions and availability under the Amended Facility, and (iii) pay related fees and expenses associated with the Amended Facility. The Amended Facility was provided pursuant to AEON’s April 9, 2009 financial support commitments, which were satisfied and discharged in full upon the December 29, 2009 funding under this Amended Facility for the repayment of all of the Company’s outstanding third party bank indebtedness as described below.

Borrowings under the Amended Facility carried interest at a variable rate equal to six-month LIBOR plus 6.00%. Interest was payable monthly in arrears. At January 30, 2010, the interest rate was 6.23%. The Amended Facility had a scheduled maturity date of the earlier to occur of (i) April 16, 2010 or (ii) the consummation of the BPW Transactions, provided that the merger transaction together with any concurrent financing resulted in sufficient net cash proceeds to enable the Company to make full repayment of its related party debt (including under the Amended Facility).

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

As of December 28, 2009, the Company had outstanding short-term indebtedness of approximately $221.0 million under third party bank credit facilities which were scheduled to terminate between late December 2009 and April 2010, which had not been extended or refinanced, as well as $20.0 million of third party bank indebtedness due in 2012. Entry into this Amended Facility required the consent or waiver by each of the third party bank lenders under their outstanding bank indebtedness; because such bank lender consents or waivers were not provided, all of the facilities under which this outstanding bank indebtedness was provided were discharged and terminated. On December 29, 2009, the Company borrowed $245.0 million under the Amended Facility which was used to repay this outstanding third party bank indebtedness, related interest and other costs and expenses.

Under the Amended Facility, a fee of $1.7 million was due and paid to AEON upon initial funding.

$200.0 Million Term Loan Facility with AEON — In February 2009, the Company entered into a $200.0 million term loan facility agreement with AEON (“AEON Loan”). The funds received from the AEON Loan were used to repay all of the outstanding indebtedness under the Company’s bridge loan agreement in connection with the acquisition of J. Jill.

The AEON Loan was an interest-only loan until maturity. Borrowings under the AEON Loan carried interest at a variable rate equal to six-month LIBOR plus 6.00%. Interest was payable semi-annually in arrears. At January 30, 2010, the interest rate was 6.77%. No loan facility fee was payable as part of the AEON Loan. The AEON Loan contained no financial covenants but did contain certain restrictive covenants. The AEON Loan initially matured on August 31, 2009. During the continuing term of the loan, the Company had the option to extend the maturity for additional six-month periods, up to the third anniversary of the loan closing date, which was February 27, 2012, subject to earlier termination under the loan terms. The AEON Loan was subject to mandatory prepayment as follows: (a) 50% of excess cash flow (as defined in the agreement), (b) 100% of net cash proceeds of a sale of the J. Jill business and 75% of net cash proceeds on any other asset sales or dispositions, and (c) 100% of net cash proceeds of any non-related party debt issuances and 50% of net cash proceeds of any equity issuances (subject to such exceptions as to debt or equity issuances as the lender may agree to). On December 14, 2009, the Company paid the $8.5 million of net proceeds from the sale of the J. Jill business to AEON in accordance with the terms of the AEON Loan. As of January 30, 2010, outstanding borrowings under the AEON Loan totaled $191.5 million.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan with AEON (U.S.A.) — In July 2008, the Company entered into a $50.0 million unsecured subordinated working capital term loan credit facility with AEON (U.S.A.) (the “AEON Facility”). The AEON Facility was to mature and AEON (U.S.A.)’s commitment to provide borrowings under the AEON Facility was to expire on January 28, 2012, unless terminated earlier under the loan terms. Under the terms of the AEON Facility, the financing was an unsecured general obligation of the Company. The AEON Facility was available for use by the Company and its subsidiaries for general working capital and other appropriate general corporate purposes. Borrowings under the AEON Facility carried interest at a rate equal to three-month LIBOR plus 5.0%. At January 30, 2010, the interest rate was 5.25%. The Company paid an upfront commitment fee of 1.5% (or $0.8 million) to AEON (U.S.A.) at the time of execution and closing of the AEON Facility. The Company was required to pay a fee of 0.5% per annum on the undrawn portion of the commitment, payable quarterly in arrears. The AEON Facility originally included certain covenants relating to the Company and its subsidiaries. In March 2009, an amendment was executed between the Company and AEON (U.S.A.) to remove the financial covenants in their entirety from the facility. As of January 30, 2010, the Company was fully borrowed under the AEON Facility.

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

14.	Equity Transactions

Treasury Stock

At January 29, 2011 and January 30, 2010, the Company held 26,985,942 shares and 26,473,073 shares, respectively, as treasury stock. Treasury stock includes the repurchase of shares under approved stock repurchase programs as well as the repurchase of shares awarded under the Company’s 1993 Stock Based Incentive Plan (the “1993 Plan”), the 2003 Executive Stock Based Incentive Plan, as amended (the “2003 Plan”) and the Restated Directors Stock Plan, as amended (the “Directors Plan”) in certain circumstances.

During fiscal years 2010, 2009 and 2008, the Company repurchased 168,119 shares, 148,193 shares and 158,314 shares of its common stock, respectively, from employees to cover minimum statutory tax withholding obligations associated with the vesting of common stock awarded under the 2003 Plan. The shares are repurchased and recorded as treasury stock at the closing market price of the Company’s common stock on the date of purchase. The average purchase price paid per share in these transactions in fiscal years 2010, 2009 and 2008 was $12.07, $3.71 and $9.46, respectively.

The Company also repurchased 169,750 nonvested common shares, 575,725 nonvested common shares and 757,175 nonvested common shares at $0.01 per share in fiscal years 2010, 2009 and 2008, respectively, which were forfeited by employee holders upon termination of employment, as permitted under the Company’s equity compensation plans, at a purchase price of $0.01 per share.

In 2010, the Company also received 175,000 common shares from Perella Weinberg Partners LP in connection with the settlement of Campbell v. The Talbots, Inc., et al., which are being held in treasury stock. Refer to Note 3, Merger with BPW Acquisition Corp. and Related Transactions, for additional information regarding this transaction.

No shares were repurchased under any announced or approved repurchase programs in fiscal years 2010, 2009 or 2008. Further, the Company did not have any shares available to be repurchased under any announced or approved repurchase programs or authorizations as of January 29, 2011.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

In February 2009, the Company announced that its Board of Directors approved the indefinite suspension of the Company’s cash dividends in an effort to improve its liquidity position. Accordingly, no dividends were declared or paid in fiscal 2010 or fiscal 2009. The Company declared and paid a dividend of $0.52 per share in fiscal 2008.

Additional Equity Transactions

The Company recorded additional equity transactions in fiscal 2010 related to the execution of the BPW Transactions, including the issuance of common stock and warrants, the repurchase and retirement of common stock held by AEON (U.S.A.) and the extinguishment of related party debt. Refer to Note 3, Merger with BPW Acquisition Corp. and Related Transactions, for additional information regarding these transactions.

15.	Benefit Plans

Pension Plan

The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) covering substantially all Talbots brand and shared service salaried and hourly employees in the U.S. hired on or before December 31, 2007. Eligible employees were enrolled in the Pension Plan after one year of service (with at least 1,000 hours worked) and reaching age 21. Benefits for eligible employees vest over five years. The benefit formula for salaried and hourly corporate employees is a final average pay benefit formula and the benefit formula for store employees is a career pay formula. In February 2009, the Company announced its decision to discontinue future benefits being earned under the Pension Plan effective May 1, 2009, and accordingly, participant benefit accruals and additional years of credited service ceased as of May 1, 2009. Hours of service will continue to be taken into account for purposes of vesting and eligibility for early retirement benefits under the Pension Plan.

Supplemental Executive Retirement Plans

The Company has two unfunded, non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots key executives impacted by Internal Revenue Code limits on benefits and certain current and former key executives who defer compensation into the Company’s deferred compensation plan. In February 2009, the Company announced its decision to discontinue future benefits being earned under the SERP effective May 1, 2009. Under the Chief Executive Officer’s original employment agreement entered into upon her 2007 hiring, the CEO had a contractual right to an equivalent replacement benefit in the event of a material reduction or termination of the SERP. Due to the decision to discontinue future benefits being earned under the SERP, the Company paid $1.2 million to the CEO during 2009 to satisfy its contractual obligation.

Postretirement Medical Plans

Retirees of the Company are eligible for certain limited postretirement health care benefits (“Postretirement Medical Plan”) if they have met certain service and minimum age requirements. Under the Postretirement Medical Plan, participants historically paid an amount which was less than the actuarial cost to the Company; however the amounts charged to the participants have been gradually increased over the years and, as of January 2011, the Postretirement Medical Plan is completely self-funded.

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the changes in the benefit obligations and assets of the plans as of January 29, 2011 and January 30, 2010:

					Postretirement Medical
	Pension Plan		SERP		Plans
	January 29,	January 30,	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010	2011	2010
	(In thousands)

Change in benefit obligations:
Projected benefit obligations at beginning of year	$155,757	$161,398	$20,063	$19,179	$1,257	$1,235
Interest cost	9,421	9,009	1,129	1,165	63	74
Actuarial loss	6,721	14,725	2,359	3,415	203	64
Curtailment / settlement	—	(25,359)	—	(2,035)	(37)	—
Benefits paid	(5,207)	(4,016)	(1,642)	(1,661)	(89)	(116)

Projected benefit obligations at end of year	$166,692	$155,757	$21,909	$20,063	$1,397	$1,257

Changes in assets:
Fair value at beginning of year	$97,233	$73,070	$—	$—	$—	$—
Actual return on plan assets	17,836	24,063	—	—	—	—
Employer contributions	4,610	4,116	1,642	1,661	89	116
Benefits paid	(5,207)	(4,016)	(1,642)	(1,661)	(89)	(116)

Fair value at end of year	$114,472	$97,233	$—	$—	$—	$—

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of January 29, 2011 and January 30, 2010:

					Postretirement
	Pension Plan		SERP		Medical Plans
	January 29,	January 30,	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010	2011	2010
	(In thousands)

Funded status:
Projected benefit obligations in excess of plan assets	$52,220	$58,524	$21,909	$20,063	$1,397	$1,257

Net amounts recognized in the consolidated balance sheet:	$52,220	$58,524	$21,909	$20,063	$1,397	$1,257

Net amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities (current)	$—	$—	$1,650	$1,450	$—	$33
Other liabilities (non-current)	52,220	58,524	20,259	18,613	1,397	1,224

Net amounts recognized in the consolidated balance sheets	$52,220	$58,524	$21,909	$20,063	$1,397	$1,257

Net amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$48,186	$50,233	$3,525	$1,234	$—	$114
Prior service credit	—	—	—	—	—	(632)

Net amounts recognized in accumulated other comprehensive loss	$48,186	$50,233	$3,525	$1,234	$—	$(518)

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plan and SERP as of January 29, 2011 and January 30, 2010:

	Pension Plan		SERP
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010
	(In thousands)

Projected benefit obligation	$166,692	$155,757	$21,909	$20,063
Accumulated benefit obligation	$166,692	$155,757	$21,909	$20,063
Fair value of plan assets	$114,472	$97,233	$—	$—

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension expense for the Pension Plan for fiscal years 2010, 2009 and 2008 are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Service expense — benefits earned during the period	$—	$—	$9,494
Interest expense on projected benefit obligation	9,421	9,009	9,636
Expected return on plan assets	(9,588)	(7,474)	(10,263)
Curtailment loss	—	124	17
Prior service cost net amortization	—	5	69
Net amortization and deferral	521	978	1,254

Net pension expense	$354	$2,642	$10,207

The components of net SERP expense for fiscal years 2010, 2009 and 2008 are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Service expense — benefits earned during the period	$—	$—	$398
Interest expense on projected benefit obligation	1,129	1,165	1,270
Curtailment (gain) loss	—	(451)	15
Prior service cost net amortization	—	2	26
Net amortization and deferral	68	—	21

Net SERP expense	$1,197	$716	$1,730

The components of net postretirement medical expense (credit) for fiscal years 2010, 2009 and 2008 are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Service expense — benefits earned during the period	$—	$—	$1
Interest expense on accumulated postretirement benefit obligation	63	74	70
Settlement / curtailment gain	(687)	(442)	—
Prior service cost net amortization	(1,393)	(1,519)	(1,696)
Net amortization and deferral	571	555	633

Net postretirement medical credit	$(1,446)	$(1,332)	$(992)

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components recognized in other comprehensive (income) loss are as follows:

					Postretirement
	Pension Plan		SERP		Medical Plans
	January 29,	January 30,	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010	2011	2010
	(In thousands)

Net (gain) loss	$(2,047)	$(16,890)	$2,291	$1,111	$(114)	$(294)
Prior service (credit) cost	—	(78)	—	(13)	632	1,177

Total recognized in other comprehensive (income) loss	(2,047)	(16,968)	2,291	1,098	518	883
Total expense (credit)	354	2,642	1,197	716	(1,446)	(1,332)

Total recognized in net periodic (benefit) cost and other comprehensive (income) loss	$(1,693)	$(14,326)	$3,488	$1,814	$(928)	$(449)

The Company makes various assumptions and estimates to calculate its retirement plan obligations and related expenses. In performing these calculations, the total benefit ultimately payable to plan participants is estimated, and the associated costs are allocated to the periods in which services are expected to be rendered. Management reviews the actuarial assumptions annually based upon available information.

The key assumptions used in calculating the projected benefit obligations and plan expense were as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Pension Plan:
Discount rate	6.00%	6.75%	6.50%
Discount rate used to determine projected benefit obligation at end of year	6.00%	6.00%	6.50%
Expected long-term rate of return on plan assets	8.25%	8.50%	9.00%
Rate of future compensation increases	N/A	N/A	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	N/A	N/A	4.00%
SERP:
Discount rate	5.50%	6.75%	7.00%
Discount rate used to determine projected benefit obligation at end of year	5.25%	5.50%	6.50%
Rate of future compensation increases	N/A	N/A	4.00%
Rate of future compensation increases used to determine projected benefit obligation at end of year	N/A	N/A	4.00%
Postretirement Medical Plans:
Discount rate	5.25%	6.50%	6.25%
Discount rate used to determine projected benefit obligation at end of year	N/A	5.50%	6.50%
Initial healthcare cost trend rate — projected benefit obligations	N/A	7.00%	9.00%
Initial healthcare cost trend rate — periodic expense	9.00%	8.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The expected long-term rate of return on assets is the weighted average rate of earnings expected to be received on the funds invested or to be invested to satisfy the pension obligation. The expected long-term rate of return on assets is based on an analysis which considers actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the major classes of investments in which the Company invests (debt, equity and foreign securities) for the period since the Pension Plan’s inception and for the longer commencing periods when the return data was first tracked and expectations of future market returns from outside sources. To the extent the actual rate of return on assets is less than or more than the assumed rate, the annual pension expense is not immediately affected. Rather, the loss or gain adjusts future pension expense over a period of approximately five years.

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

The following sets forth certain information regarding the allocation of Pension Plan assets:

	Target	January 29, 2011		January 30, 2010
	Allocation	Amount	Percent	Amount	Percent
	(In thousands)

Equity securites, including foreign securities of $9,801 and $10,892 at January 29, 2011 and January 30, 2010, respectively	70%	$96,012	84%	$68,344	70%
Debt securities	30%	17,036	15%	27,105	28%
Cash and money market investments		1,424	1%	1,784	2%

Total		$114,472	100%	$97,233	100%

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table classifies the financial assets and liabilities held by the Company’s Pension Plan as of January 29, 2011 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value at the measurement date:

		Fair Value Measurements Using
		Quoted Market
		Prices in Active	Observable Inputs
		Markets for	Other than Quoted	Significant
	Fair Value at	Identical Assets	Market Prices	Unobservable Inputs
	January 29, 2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Cash and cash equivalents	$1,424	$11	$1,413	$—
Domestic equity securities	14,134	14,134	—	—
International equity securities	9,801	9,801	—	—
Fixed income securities	513	513	—	—
Mutual funds	48,517	12,704	35,813	—
Common/collective trusts	40,083	—	40,083	—

Total Pension Plan assets	$114,472	$37,163	$77,309	$—

As of January 30, 2010, the fair value of the Pension Plan assets was $97.2 million. The plan’s investments were classified as 48% Level 1, 52% Level 2 and 0% Level 3 based on inputs used to determine their fair value. There were no fair value measurements classified as Level 3 at January 31, 2009, therefore, there are no changes in Level 3 measurements in fiscal year 2009 or 2010.

Expected future benefit payments are as follows at January 29, 2011:

	Pension
	Plan	SERP
	(In thousands)

Expected benefit payments:
2011	$5,051	$1,636
2012	5,398	1,699
2013	5,831	1,695
2014	6,317	1,719
2015	6,707	1,712
2016 to 2020	42,187	8,325

When required to fund the Pension Plan, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. Based upon available information, the Company will be required to contribute approximately $11.6 million to the Pension Plan in 2011. During fiscal years 2010 and 2009, the Company made required contributions of $4.6 million and $4.1 million, respectively, to the Pension Plan. No voluntary contributions were made in 2010 or 2009, and the Company does not expect to make a voluntary contribution in 2011.

In 2011, the Company expects to contribute $1.6 million to the SERP.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts that will be amortized from accumulated other comprehensive loss to net period expense in 2011 are as follows:

	Pension
	Plan	SERP
	(In thousands)

Net actuarial loss	$837	$104

The Company has a qualified defined contribution 401(k) plan which covers substantially all Talbots employees. Eligible employees may elect to invest, at their discretion, up to 50% of their total contributions in the Company’s common stock. In fiscal year 2009, the Company discontinued its contributions to the 401(k) and nonqualified defined contribution plans indefinitely as part of a cost savings initiative effective February 2009. The Company resumed contributions to the 401(k), matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation, effective January 2010. In fiscal year 2008, the Company made matching contributions of 50% of an employee’s contribution up to a maximum of 6% of the participant’s compensation. Company contributions to the 401(k) plan totaled $1.4 million, $0.3 million and $4.2 million in fiscal years 2010, 2009 and 2008, respectively.

16.	Commitments and Contingencies

Commitments

The following table summarizes the Company’s contractual obligations and commercial commitments as of January 29, 2011:

Contractual Obligations and
Commercial Commitments	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)

Operating leases:
Real estate	$577,750	$127,326	$112,047	$95,283	$76,022	$53,077	$113,995
Equipment	1,621	798	391	286	146	—	—
Merchandise purchases	128,496	128,496	—	—	—	—	—
Construction contracts	836	836	—	—	—	—	—
Other contractual commitments	12,357	7,071	2,950	1,788	548	—	—

Total obligations and commitments	$721,060	$264,527	$115,388	$97,357	$76,716	$53,077	$113,995

Operating Leases — The Company leases retail space for the majority of its stores as well as office space to accommodate certain corporate service centers with lease terms expiring at various dates through fiscal 2023. Most store leases provide for base rent plus contingent rents, which are a function of sales volume, and also provide that the Company pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Most store leases also provide renewal options and contain rent escalation clauses. The Company also leases store computer and other corporate equipment with lease terms generally ranging between three and five years.

Included in the schedule above are six executed leases related to Talbots stores not yet opened at January 29, 2011. The schedule also includes the remaining lease payments for six former Talbots Kids and Mens stores, two former J. Jill stores and the remaining portion of the Quincy office space, whose terms expire at various dates through fiscal 2019.

Rent expense during 2010, 2009 and 2008 was $121.4 million, $126.0 million and $127.7 million, respectively. These amounts include $3.0 million, $2.0 million and $2.1 million, respectively, of percentage rent and contingent rental expense and $0.4 million, $0.6 million and $0.2 million, respectively, of sublease rental income. As of

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 29, 2011, the Company expects to receive rental income under existing noncancelable subleases of $0.4 million each year in 2011 through 2015 and $0.8 million thereafter.

Merchandise Purchases — The Company generally makes purchase commitments up to six to nine months in advance of the selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor.

Construction Contracts — The Company enters into contracts to facilitate the build-out and renovation of its stores.

Other Contractual Commitments — The Company routinely enters into contracts with vendors for products and services in the normal course of operation, including contracts for insurance, maintenance on equipment, services and advertising. These contracts vary in length but generally carry 30-day to three-year terms.

Contingencies

As described in Note 7, Discontinued Operations, under the terms of the sale of the J. Jill business, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which includes leases for 205 J. Jill stores assigned to the Purchaser as part of the sale, of which, 203 assigned leases remained outstanding at January 29, 2011. Further, in connection with closing the Company’s U.K. stores in 2008, three store leases were assigned to a local retailer who assumed the primary lease obligations; and, in connection with the closing of the Company’s Mens stores, one store lease was assigned to a third party who assumed the primary lease obligations. The Company remains secondarily liable in the event that the Purchaser, the local retailer or other third party does not fulfill its lease obligations. The Company has accrued a liability for the estimated exposure related to these contingent obligations.

At January 29, 2011, the future aggregate lease payments for which the Company remains contingently obligated, as transferor or sublessor, total $110.9 million extending to various dates through fiscal 2020. The table above excludes these contingent liabilities.

Legal Proceedings

On February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of Talbots common stock from December 8, 2009 through and including January 11, 2011, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Talbots, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information. The complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. The Company cannot predict the outcome of such proceedings or an estimate of damages, if any. The Company believes that these claims are without merit and intends to defend against them vigorously.

On February 24, 2011 a putative Talbots shareholder filed a derivative action in Massachusetts Superior Court, captioned Greco v. Sullivan, et al., Case No. 11-0728 BLS, against certain of Talbots’ officers and directors. The complaint, which purports to be brought on behalf of Talbots, asserts claims for breach of fiduciary duties, insider trading, abuse of control, waste of corporate assets and unjust enrichment, and seeks, among other things, damages, equitable relief and costs and expenses. The complaint alleges that the defendants either caused, or neglected to prevent, through mismanagement or failure to provide effective oversight, the issuance of false and misleading statements and omissions regarding the Company’s financial condition. The complaint alleges that the defendants’ actions injured the Company insofar as they (a) caused Talbots to waste corporate assets through incentive-based bonuses for senior management, (b) subjected the Company to significant potential civil liability and legal costs and

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) damaged the Company through a loss of market capitalization as well as goodwill and other intangible benefits. The Company believes that these claims are without merit and intends to defend against them vigorously.

On January 12, 2010, a Talbots common shareholder had filed a putative class and derivative action captioned Campbell v. The Talbots, Inc., et al., C.A. No. 5199-VCS, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against Talbots; Talbots’ Board of Directors; AEON (U.S.A.), Inc.; BPW Acquisition Corp. (“BPW”); Perella Weinberg Partners LP, a financial advisor to the audit committee of the Board of Directors of the Company and an affiliate of Perella Weinberg Partners Acquisition LP, one of the sponsors of BPW; and the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW. Among other things, the complaint asserted claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of certain sections of the Delaware General Corporation Law (“DGCL”) and Talbots’ by-laws in connection with the negotiation and approval of the merger agreement between Talbots and BPW. The complaint sought injunctive, declaratory and monetary relief, including an order to enjoin the consummation of the merger and related transactions.

On March 6, 2010, a Stipulation (the “Stipulation”) entered into by the Company; the Company’s Board of Directors; AEON (U.S.A.), Inc.; BPW, Perella Weinberg Partners LP, the Vice Chairman, Chief Executive Officer, and Senior Vice President of BPW (collectively, the “Defendants”) and John C. Campbell (the “Plaintiff”) was filed in the Chancery Court with respect to this action. Pursuant to the Stipulation, the Plaintiff withdrew its motion for a preliminary injunction to enjoin consummation of the merger and related transactions between Talbots and BPW. In exchange, the Company agreed to implement and maintain certain corporate governance measures, subject to the terms and conditions specified in the Stipulation. The Stipulation did not constitute dismissal, settlement or withdrawal of Plaintiff’s claims in the litigation.

On December 20, 2010, the Chancery Court issued an Order and Final Judgment (the “Order”) granting final approval of a stipulation of settlement entered into by the Defendants and the Plaintiff. Pursuant to the terms of the Order, the lawsuit was dismissed with prejudice. On January 28, 2011 the Defendants (other than the Company and AEON (U.S.A.), Inc.) delivered $3.75 million to the Company, and Perella Weinberg Partners LP delivered 175,000 shares of Talbots common stock to the Company. The Plaintiff’s counsel was awarded a total of $2.1 million in fees and expenses which were paid by the Company in February 2011. The Company recorded the net gain on this settlement, of $2.7 million, to merger-related costs in the consolidated statement of operations in fiscal 2010.

17.	Related Party Transactions

During fiscal years 2009 and 2008 and until the completion of the BPW Transactions on April 7, 2010, AEON (U.S.A.) Inc. (“AEON (U.S.A.)”), a wholly-owned subsidiary of AEON Co. Ltd. (“AEON”), was the Company’s majority stockholder, owning more than 50% of the Company’s outstanding common stock.

Upon the completion of the BPW Transactions on April 7, 2010, AEON (U.S.A.) and AEON ceased to be majority shareholders of the Company and, thereupon, ceased to be considered related parties of the Company. Refer to Note 3, Merger with BPW Acquisition Corp. and Related Transactions, for further information regarding these transactions.

AEON owns and operates Talbots stores in Japan through its wholly-owned subsidiary, Talbots Japan Co., Ltd. (“Talbots Japan.”) The Company provides certain services and purchases merchandise for Talbots Japan for which it is reimbursed for expenses incurred and the cost of merchandise. During 2009 and 2008, total charges for services and merchandise purchases were $4.8 million and $4.4 million, respectively. At January 30, 2010, the Company was owed $1.0 million for these service costs and merchandise inventory purchases made on behalf of Talbots Japan, presented as due from related party in the consolidated balance sheet. Interest at a rate equal to the Internal Revenue Service monthly short-term applicable federal rate accrued on amounts outstanding more than 30 days

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the original invoice date. During fiscal years 2009 and 2008, the Company charged Talbots Japan interest of $0.0 million and $0.1 million, respectively.

Until the completion of the BPW Transactions, the Company had an advisory services agreement with AEON (U.S.A.) under which AEON provided advice and services to the Company with respect to strategic planning and other related issues concerning the Company. Additionally, AEON (U.S.A.) maintained, on behalf of the Company, a working relationship with Japanese banks and other financial institutions during this period. AEON (U.S.A.) received an annual fee of $0.25 million plus any expenses incurred, which were not material. At January 30, 2010, there were no amounts owed under this agreement. The Company also provided tax and accounting services to AEON (U.S.A.) during fiscal years 2009 and 2008 which were immaterial in amount.

Additionally, during fiscal years 2009 and 2008 and until the completion of the BPW Transactions on April 7, 2010, AEON (U.S.A.) and AEON had provided financing to the Company at times to enable it to meet its working capital and other general and corporate needs. Refer to Note 13, Debt, for further information.

18.	Segment and Geographic Information

The Company has two separately managed and reported business segments which reflect how its chief operating decision-maker reviews the results of the operations that comprise the consolidated entity, as follows:

•	Stores — derives revenue from the sale of women’s apparel, accessories and shoes through its Talbots retail stores, upscale outlets and surplus outlets in the United States and Canada, and

•	Direct Marketing — derives revenue from the sale of women’s apparel, accessories and shoes through its Internet, catalog and red-line phone operations

The Company evaluates the operating performance of its segments based on a direct profit measure which is calculated as net sales less cost of goods sold and direct expenses such as payroll, occupancy and other direct costs.

Indirect expenses are not allocated on a segment basis, therefore, no measure of segment income or loss is available. Indirect expenses consist of general and administrative expenses such as corporate costs and management information systems and support, finance charge income, merchandising costs, costs of oversight of the Company’s Talbots credit card operations, certain general warehousing costs, depreciation related to corporate held assets, corporate-wide restructuring charges and merger-related costs.

The following is certain segment information for fiscal years 2010, 2009 and 2008:

	Year Ended January 29, 2011
	Stores	Direct Marketing	Total
	(In thousands)

Net sales	$991,353	$221,707	$1,213,060
Direct profit	120,937	54,202	175,139
Depreciation and amortization	50,580	2,696	53,276

	Year Ended January 30, 2010
	Stores	Direct Marketing	Total
	(In thousands)

Net sales	$1,027,887	$207,745	$1,235,632
Direct profit	81,219	40,559	121,778
Depreciation and amortization	61,855	3,303	65,158

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31, 2009
	Stores	Direct Marketing	Total
	(In thousands)

Net sales	$1,261,536	$233,634	$1,495,170
Direct profit	65,866	24,689	90,555
Depreciation and amortization	70,957	983	71,940

The following reconciles direct profit to income (loss) from continuing operations for fiscal years 2010, 2009 and 2008. Indirect expenses include unallocated corporate overhead and related expenses, including depreciation and amortization of $8.2 million, $9.1 million and $12.6 million in fiscal years 2010, 2009 and 2008, respectively.

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Direct profit	$175,139	$121,778	$90,555
Less: Indirect expenses	112,208	111,979	171,151
Merger-related costs	25,855	8,216	—
Restructuring charges	5,640	10,273	17,793

Operating income (loss)	31,436	(8,690)	(98,389)
Interest expense, net	18,827	28,123	20,290

Income (loss) before taxes	12,609	(36,813)	(118,679)
Income tax expense (benefit)	5,039	(11,505)	20,842

Income (loss) from continuing operations	$7,570	$(25,308)	$(139,521)

Certain of the Company’s most significant assets, including customer accounts receivable, are not allocated or tracked by segment. Therefore, no measure of segment assets is available.

The Company has no single customer which accounts for greater than 10% of the Company’s consolidated net sales.

The following is geographical information regarding the Company’s net sales for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 and the Company’s long-lived assets as of January 29, 2011 and January 30, 2010:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

Net sales:
United States	$1,176,846	$1,200,973	$1,449,399
Canada	36,214	34,659	45,771

Total	$1,213,060	$1,235,632	$1,495,170

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 29,	January 30,
	2011	2010
	(In thousands)

Long-lived assets:
United States	$184,818	$218,167
Canada	1,840	2,237

Total	$186,658	$220,404

19.	Unaudited Quarterly Results

Selected, unaudited quarterly financial information for fiscal years 2010 and 2009 is set forth below:

	Fiscal 2010 Quarter Ended
	May 1,	July 31,	October 30,	January 29,
	2010	2010	2010	2011(a)
	(In thousands, except per share data)

Net sales	$320,661	$300,742	$299,099	$292,558
Gross profit	139,816	104,965	127,704	85,343
(Loss) income from continuing operations	(7,096)	521	16,974	(2,829)
Income from discontinued operations	2,728	420	74	23

Net (loss) income	$(4,368)	$941	$17,048	$(2,806)

Basic (loss) earnings per share:
Continuing operations	$(0.12)	$0.01	$0.24	$(0.04)
Discontinued operations	0.04	—	—	—

Net (loss) earnings	$(0.08)	$0.01	$0.24	$(0.04)

Diluted (loss) earnings per share:
Continuing operations	$(0.12)	$0.01	$0.24	$(0.04)
Discontinued operations	0.04	—	—	—

Net (loss) earnings	$(0.08)	$0.01	$0.24	$(0.04)

Weighted average shares outstanding:
Basic	57,873	68,338	68,424	68,527
Diluted	57,873	69,520	69,442	68,527

(a)	Gift card breakage income of $6.9 million, including a cumulative change in estimate of $6.3 million, was recognized in the fourth quarter of 2010.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2009 Quarter Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010
	(In thousands, except per share data)

Net sales	$306,175	$304,641	$308,891	$315,925
Gross profit	95,019	84,402	123,300	111,633
(Loss) income from continuing operations	(18,818)	(20,481)	15,464	(1,473)
(Loss) income from discontinued operations	(4,752)	(4,004)	(911)	5,563

Net (loss) income	$(23,570)	$(24,485)	$14,553	$4,090

Basic (loss) earnings per share:
Continuing operations	$(0.35)	$(0.38)	$0.29	$(0.03)
Discontinued operations	(0.09)	(0.07)	(0.02)	0.10

Net (loss) earnings	$(0.44)	$(0.45)	$0.27	$0.07

Diluted (loss) earnings per share:
Continuing operations	$(0.35)	$(0.38)	$0.28	$(0.03)
Discontinued operations	(0.09)	(0.07)	(0.02)	0.10

Net (loss) earnings	$(0.44)	$(0.45)	$0.26	$0.07

Weighted average shares outstanding:
Basic	53,621	53,827	53,856	53,884
Diluted	53,621	53,827	55,081	54,497