Form 10-Q
period 2011-04-30
TALBOTS INC
filed 2011-06-08
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes           ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes            ☑ No
The number of shares outstanding of the registrant’s common stock as of June 1, 2011: 70,700,160 shares.

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts in thousands except per share data

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales	$301,310	$320,661

Costs and expenses
Cost of sales, buying and occupancy	193,965	180,845
Selling, general and administrative	99,811	108,139
Restructuring charges	2,265	4,959
Impairment of store assets	1,217	6
Merger-related costs	885	23,813

Operating income	3,167	2,899

Interest
Interest expense	2,044	8,435
Interest income	16	21

Interest expense, net	2,028	8,414

Income (loss) before taxes	1,139	(5,515)

Income tax expense	231	1,581

Income (loss) from continuing operations	908	(7,096)

(Loss) income from discontinued operations, net of tax	(169)	2,728

Net income (loss)	$739	$(4,368)

Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.12)
Discontinued operations	—	0.04

Net earnings (loss)	$0.01	$(0.08)

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.12)
Discontinued operations	—	0.04

Net earnings (loss)	$0.01	$(0.08)

Weighted average shares outstanding:

Basic	68,709	57,873

Diluted	69,276	57,873

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Amounts in thousands except share and per share data

	April 30,	January 29,	May 1,
	2011	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,569	$10,181	$14,675
Customer accounts receivable, net	164,282	145,472	184,611
Merchandise inventories	177,134	158,040	156,661
Deferred catalog costs	5,563	4,184	5,164
Prepaid and other current assets	48,265	33,235	48,302

Total current assets	403,813	351,112	409,413

Property and equipment, net	181,595	186,658	205,413
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Other assets	18,970	19,349	20,280

Total Assets	$715,775	$668,516	$746,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$97,790	$91,855	$77,012
Accrued liabilities	122,314	137,824	146,163
Revolving credit facility	86,800	25,516	94,144

Total current liabilities	306,904	255,195	317,319

Deferred rent under lease commitments	88,742	93,440	109,968
Deferred income taxes	28,456	28,456	28,456
Other liabilities	105,512	107,839	131,155

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 200,000,000 authorized; 98,224,083 shares, 97,247,847 shares and 96,808,534 shares issued, respectively; and 70,713,766 shares, 70,261,905 shares and 70,157,603 shares outstanding, respectively	982	972	968
Additional paid-in capital	864,139	860,819	850,187
Retained deficit	(37,136)	(37,875)	(53,058)
Accumulated other comprehensive loss	(50,536)	(51,216)	(50,755)
Treasury stock, at cost; 27,510,317 shares, 26,985,942 shares and 26,650,931 shares, respectively	(591,288)	(589,114)	(587,737)

Total stockholders’ equity	186,161	183,586	159,605

Total Liabilities and Stockholders’ Equity	$715,775	$668,516	$746,503

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in thousands

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$739	$(4,368)
(Loss) income from discontinued operations, net of tax	(169)	2,728

Income (loss) from continuing operations	908	(7,096)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	13,893	16,143
Stock-based compensation	2,894	4,152
Amortization of debt issuance costs	549	1,563
Impairment of store assets	1,217	6
Loss on disposal of property and equipment	99	—
Deferred rent	(4,264)	(387)
Gift card breakage income	(165)	—
Excess tax benefit from options exercised and stock units vested	—	(189)
Changes in assets and liabilities:
Customer accounts receivable	(18,759)	(20,956)
Merchandise inventories	(18,921)	(13,764)
Deferred catalog costs	(1,379)	1,521
Prepaid and other current assets	(15,462)	(806)
Due from related party	—	959
Income tax refundable	—	2,006
Accounts payable	5,417	(26,532)
Accrued liabilities	(14,478)	161
Other assets	(170)	830
Other liabilities	(1,982)	(2,050)

Net cash used in operating activities	(50,603)	(44,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(9,697)	(1,417)
Cash acquired in merger with BPW Acquisition Corp.	—	332,999

Net cash (used in) provided by investing activities	(9,697)	331,582

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	507,200	260,000
Payments on revolving credit facility	(445,916)	(165,856)
Payments on related party borrowings	—	(486,494)
Payment of debt issuance costs	—	(5,755)
Payment of equity issuance costs	—	(1,482)
Proceeds from warrants exercised	—	19,042
Proceeds from options exercised	1	200
Excess tax benefit from options exercised and stock units vested	—	189
Purchase of treasury stock	(2,174)	(1,698)

Net cash provided by (used in) financing activities	59,111	(381,854)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	368	246

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(791)	(3,622)
Effect of exchange rate changes on cash	—	(13)

	(791)	(3,635)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,612)	(98,100)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,181	112,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,569	$14,675

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The condensed consolidated financial statements of The Talbots, Inc. and its subsidiaries (“Talbots” or the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
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
2. Summary of Significant Accounting Policies and Supplemental Information
There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Recent Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Accounting Standards Codification (“ASC”) 310-10, Receivables, and requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the associated allowance for credit losses. ASU 2010-20 was effective for the first interim or annual reporting period ending on or after December 15, 2010, except for certain disclosures of information regarding activity that occurs during the reporting period, which are effective for the first interim or annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements effective for the first interim or annual reporting period ending on or after December 15, 2010, as of January 29, 2011 and the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2010, in the first quarter of 2011. The adoption of this ASU has expanded the Company’s disclosures regarding customer accounts receivable and the associated allowance for doubtful accounts included in Note 11, Customer Accounts Receivable, net.
Supplemental Cash Flow Information
Interest paid for the thirteen weeks ended April 30, 2011 and May 1, 2010 was $2.5 million and $12.5 million, respectively. Income taxes paid for the thirteen weeks ended April 30, 2011 and May 1, 2010 were $1.7 million and $1.6 million, respectively.
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
BPW was a special purpose acquisition company with approximately $350.0 million in cash held in a trust account for the benefit of its shareholders to be used in connection with a business combination. BPW had no significant commercial operations, and its only significant pre-combination assets were cash and cash equivalents which were already recognized at fair value. The Company recorded the shares of common stock and warrants issued in the merger at the fair value of BPW’s net monetary assets received on April 7, 2010. The net monetary assets received in the transaction, consisting solely of cash and cash equivalents, were $333.0 million, after payment of all prior BPW obligations. No goodwill or intangible assets were recorded in the transaction.
In connection with the merger, the Company issued 41.5 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the warrant exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Additionally, in connection with the merger, the Company repurchased and retired the 29.9 million shares of Talbots common stock held by AEON (U.S.A.), the former majority shareholder, in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”). As a result of the BPW Transactions, the Company became subject to certain annual limitations on the use of its existing net operating losses (“NOLs”).
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
Further in connection with the consummation and closing of the BPW merger, the Company executed a senior secured revolving credit agreement with third-party lenders which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions. See Note 12, Debt, for further information including key terms of this credit agreement.
Merger-related costs are those expenses incurred in order to effect the merger, including advisory, legal, accounting, valuation, and other professional or consulting fees as well as certain general and administrative costs incurred by the Company as a direct result of the closing of the BPW Transactions, including an incentive award given to certain executives and members of management, contingent upon the successful closing of the BPW Transactions. The incentive portion of merger-related costs was awarded in restricted stock units and cash for efforts related to the closing of the BPW Transactions. The cash bonus awarded was paid in the first quarter of 2010 in connection with the consummation of the BPW Transactions. The restricted stock units awarded cliff vested 12 months from the completion of the BPW Transactions. Legal expenses classified as merger-related costs include both those costs incurred to execute the merger as well as those costs incurred related to subsequent merger-related legal proceedings. Other costs primarily include printing and mailing expenses related to proxy solicitation and incremental insurance expenses related to the transactions. The Company has recorded total merger-related costs of $35.0 million. Approximately $7.7 million of costs incurred in connection with the execution of the senior secured revolving credit facility were recorded as deferred financing costs and included in other assets on the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility. Approximately $3.6 million of costs incurred in connection with the registration and issuance of the common stock and warrants were charged to additional paid-in capital.

Details of the merger-related costs recorded in the thirteen weeks ended April 30, 2011 and May 1, 2010 are as follows:

	Thirteen Weeks Ended
		May 1,
	April 30, 2011	2010
	(In thousands)
Investment banking	$—	$14,255
Accounting and legal	—	4,981
Financing incentive compensation	885	3,218
Other costs	—	1,359

Merger-related costs	$885	$23,813

The following pro forma summary financial information presents the operating results of the combined company assuming the merger and related events, including the repurchase of common stock held by AEON (U.S.A.) and repayment of all outstanding indebtedness owed to AEON and AEON (U.S.A.) and the execution of the senior secured revolving credit agreement, had been completed on January 31, 2010, the beginning of Talbots’ fiscal year ended January 29, 2011.

	Thirteen Weeks Ended
	May 1, 2010
	Actual	Pro Forma
	(In thousands, except per share data)
Net sales	$320,661	$320,661
Operating income (loss)	2,899	(3,973)
Loss from continuing operations	(7,096)	(8,708)
Loss from continuing operations per share:
Basic	$(0.12)	$(0.13)
Diluted	$(0.12)	$(0.13)
Weighted average shares outstanding:
Basic	57,873	66,248
Diluted	57,873	66,248
Based on the nature of the BPW entity, there was no revenue or earnings associated with BPW included in the consolidated statements of operations.
4. Restructuring
In March 2011, the Company announced the acceleration of its store rationalization plan, a program designed to increase the productivity of the Company’s store square footage by evaluating the Company’s store portfolio on a market-by-market basis and closing, consolidating or downsizing certain selected locations. This evaluation includes consideration of factors such as overall size and potential sales in each market, current performance and growth potential of each store and available lease expirations, lease renewals and other lease termination opportunities. As a result of this evaluation, the Company identified 90 to 100 locations, including full stores and attached store concepts, for closure and 15 to 20 locations as consolidation or downsizing opportunities. The Company has adopted a staged approach to closing, consolidating and downsizing these locations to best match its existing lease opportunities with approximately 83 locations expected to be closed in fiscal 2011, 25 locations expected to be closed in fiscal 2012 and two locations expected to be closed in fiscal 2013 under this plan. The Company expects to record total one-time restructuring charges of approximately $15.0 million associated with this plan. In the thirteen weeks ended April 30, 2011, the Company incurred restructuring charges of $2.3 million, primarily comprised of lease exit, severance and related costs for certain locations to be closed under this plan.
In the thirteen weeks ended May 1, 2010, the Company recorded $5.0 million of restructuring charges primarily related to the consolidation of the Company’s Madison Avenue, New York flagship location in which the Company reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out.

The following is a summary of the activity and liability balances related to restructuring for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 29, 2011	$215	$3,781	$3,996
Charges	1,847	418	2,265
Cash payments	(410)	(437)	(847)

Balance at April 30, 2011	$1,652	$3,762	$5,414

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 30, 2010	$3,089	$784	$3,873
Charges	934	4,025	4,959
Cash payments	(1,873)	(250)	(2,123)
Non-cash items	—	(44)	(44)

Balance at May 1, 2010	$2,150	$4,515	$6,665

The non-cash items primarily consisted of the write-off of certain leasehold improvements and lease liability adjustments. Of the $5.4 million in restructuring liabilities at April 30, 2011, $3.3 million, expected to be paid within the next twelve months, is included in accrued liabilities and the remaining $2.1 million, expected to be paid thereafter through 2014, is included in deferred rent under lease commitments.
5. Stock-Based Compensation
Total stock-based compensation related to stock options, nonvested stock awards and restricted stock units (“RSUs”) was $2.9 million and $4.2 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.
Stock-based compensation expense is classified in the consolidated statements of operations as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In thousands)
Cost of sales, buying and occupancy	$273	$139
Selling, general and administrative	1,736	3,135
Merger-related costs	885	878

Stock-based compensation	$2,894	$4,152

Stock Options
The weighted-average fair value of options granted during the thirteen weeks ended April 30, 2011 and May 1, 2010, estimated as of the grant date using the Black-Scholes option pricing model, was $4.32 and $10.40 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Risk-free interest rate	2.8%	3.1%
Expected life of options	6.9 years	6.8 years
Expected volatility of underlying stock	81.2%	79.7%
Expected dividend yield	0.0%	0.0%
The following is a summary of stock option activity for the thirteen weeks ended April 30, 2011:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value
				(In thousands)
Outstanding at January 29, 2011	7,115,641	$25.17
Granted	1,292,701	5.84
Exercised	(400)	2.36
Forfeited or expired	(2,105,862)	35.90

Outstanding at April 30, 2011	6,302,080	$17.89	5.2	$3,554

Exercisable at April 30, 2011	4,364,947	$23.27	3.4	$2,237

As of April 30, 2011, there was $5.5 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average period of 2.6 years.
Nonvested Stock Awards and RSUs
The following is a summary of nonvested stock awards and RSU activity for the thirteen weeks ended April 30, 2011:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Nonvested at January 29, 2011	2,367,214	$11.34
Granted	620,919	5.84
Vested	(995,238)	12.22
Forfeited	(170,676)	5.96

Nonvested at April 30, 2011	1,822,219	$9.48

As of April 30, 2011, there was $11.5 million of unrecognized compensation cost related to nonvested stock awards and RSUs that are expected to vest. These costs are expected to be recognized over a weighted average period of 2.0 years.
6. Income Taxes
The Company’s effective income tax rate, including discrete items, was 20.3% and (28.7%) for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. Income tax expense for the thirteen weeks ended April 30, 2011 and May 1, 2010 is primarily a function of the Company’s applicable effective rates and the results of operations within certain jurisdictions in the respective periods.
The Company continues to provide a full valuation allowance against its net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, due to insufficient positive evidence that the deferred tax assets will be realized in the future.
In fiscal 2010, as a result of the BPW Transactions, the Company recorded an increase in its unrecognized tax benefits of approximately $20.0 million that reduced a portion of the Company’s net deferred tax assets before consideration of any valuation allowance. The Company submitted a Private Letter Ruling request related to this tax position during fiscal 2010 which was granted in the first quarter of 2011. As a result of this favorable outcome, the Company recorded a decrease in its unrecognized tax benefits of approximately $20.0 million which increased the Company’s net deferred tax assets before consideration of any valuation allowance.
7. Discontinued Operations
The Company’s discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business which was sold to Jill Acquisition LLC (the “Purchaser”) on July 2, 2009. The operating results of these businesses have been classified as discontinued operations for all periods presented, and the cash flows from discontinued operations have been separately presented in the condensed consolidated statements of cash flows.
The $0.2 million loss from discontinued operations for the thirteen weeks ended April 30, 2011 includes approximately $0.4 million of on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses, partially off-set by $0.2 million of favorable adjustments to estimated lease liabilities, due to the settlement of one of the two remaining J. Jill store leases not assumed by the Purchaser in the sale of J. Jill. The $2.7 million income from discontinued operations for the thirteen weeks ended May 1, 2010 includes approximately $1.7 million of favorable adjustments to estimated lease liabilities, primarily due to the settlement of four of the J. Jill store leases not assumed by the Purchaser in the sale of J. Jill, approximately $0.9 million of favorable adjustments to other assets and approximately $0.2 million of income tax benefit, representing the incremental effect of tax benefits realized from adjustments to the disposal obligations of the J. Jill business. The loss from discontinued operations for the thirteen weeks ended April 30, 2011 reflects no income tax expense (benefit).
At January 29, 2011, the Company had remaining recorded lease-related liabilities from discontinued operations of $6.3 million. During the thirteen weeks ended April 30, 2011, the Company made cash payments of approximately $0.9 million, recorded other income due to favorable settlements of estimated lease liabilities of $0.2 million and recorded additional expense related to lease liability adjustments of $0.2 million, resulting in a total estimated remaining recorded liability of $5.4 million as of April 30, 2011. Of these liabilities, approximately $2.8 million is expected to be paid out within the next 12 months and is included within accrued liabilities as of April 30, 2011.
8. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing income (loss) available for common stockholders by the weighted average number of common shares outstanding. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s nonvested stock and director restricted stock units (“RSUs”) participate in any dividends declared by the Company and are therefore considered participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted earnings per share is computed after giving consideration to the dilutive effect of warrants, stock options and management RSUs that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Basic and diluted earnings (loss) per share from continuing operations were computed as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In thousands, except per share data)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$908	$(7,096)
Less: income associated with participating securities	21	—

Income (loss) available for common stockholders	$887	$(7,096)

Weighted average shares outstanding	68,709	57,873

Basic earnings (loss) per share — continuing operations	$0.01	$(0.12)

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In thousands, except per share data)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$908	$(7,096)
Less: income associated with participating securities	21	—

Income (loss) available for common stockholders	$887	$(7,096)

Weighted average shares outstanding	68,709	57,873
Effect of dilutive securities	567	—

Diluted weighted average shares outstanding	69,276	57,873

Diluted earnings (loss) per share — continuing operations	$0.01	$(0.12)

The following common stock equivalents were excluded from the calculation of earnings (loss) per share because their inclusion would have been anti-dilutive for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In thousands)
Nonvested stock	—	1,989
Nonvested director RSUs	—	18
Nonvested management RSUs	—	403
Stock options	5,121	8,377
Warrants	19,152	19,152

	24,273	29,939

9. Comprehensive Income (Loss)
The following illustrates the Company’s total comprehensive income (loss) for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In thousands)
Net income (loss)	$739	$(4,368)
Other comprehensive income (loss):
Translation adjustment	445	592
Change in pension and postretirement liabilities	235	(168)

Comprehensive income (loss)	$1,419	$(3,944)

The other components of comprehensive income (loss) reflect no income tax expense (benefit) for the periods presented as the Company continues to maintain a valuation allowance for substantially all of its deferred taxes due to insufficient positive evidence that the deferred tax assets would be realized in the future.
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
The Company’s financial instruments at April 30, 2011 and January 29, 2011 consisted primarily of cash and cash equivalents, customer accounts receivable, investments in the Company’s irrevocable grantor’s trust (“Rabbi Trust”) that holds assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan, accounts payable and its revolving credit facility. The Company believes the carrying value of cash and cash equivalents, customer accounts receivable and accounts payable approximates their fair values due to their short-term nature. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 measurements) and are not significant to the total value of the Rabbi Trust. The investments in life insurance policies held in the Rabbi Trust are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value measurement. The Company believes that the carrying value of its revolving credit facility approximated fair value at April 30, 2011 and January 29, 2011, as the interest rates are market-based variable rates and were re-set with the third party lenders during the third quarter of 2010.
The Company monitors the performance and productivity of its store portfolio and closes stores when appropriate. When it is determined that a store is underperforming or is to be closed, the Company reassesses the recoverability of the store’s long-lived assets, which in some cases results in an impairment charge. In the thirteen weeks ended April 30, 2011, the Company performed impairment analyses on the assets of certain stores, primarily triggered by the Company’s accelerated store rationalization plan.

The following table summarizes the non-financial assets that were measured at fair value on a non-recurring basis in performing these analyses for the thirteen weeks ended April 30, 2011:

Fair Value Measurements Using
Quoted
		Market Prices	Observable		Impairment of
	Net Carrying	in Active	Inputs Other	Significant	Store Assets,
	Value at	Markets for	than Quoted	Unobservable	Thirteen Weeks
	April 30,	Identical	Market	Inputs	Ended
	2011	Assets (Level 1)	Prices (Level 2)	(Level 3)	April 30, 2011
(In thousands)
Long-lived assets held and used	$884	$—	$—	$884	$1,217
Total	$884	$—	$—	$884	$1,217

The Company estimates the fair value of these store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results and management’s knowledge and expectations. These estimates are affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. Insignificant store impairments were recorded in the thirteen weeks ended May 1, 2010.
11. Customer Accounts Receivable, net
Customer accounts receivable, net are as follows:

	April 30,	January 29,
	2011	2011
	(In thousands)
Customer accounts receivable	$168,282	$149,872
Less: allowance for doubtful accounts	(4,000)	(4,400)

Customer accounts receivable, net	$164,282	$145,472

The allowance for doubtful accounts is based on a calculation that includes a number of factors such as historical collection rates, a percentage of outstanding customer account balances, historical write-offs and write-off forecasts.
In determining the appropriate allowance balance, the Company considers, among other factors, both the aging of the past-due outstanding customer accounts receivable as well as the credit quality of the outstanding customer accounts receivable.
As of April 30, 2011 and January 29, 2011, customer accounts receivable were aged as follows:

	April 30,	January 29,
	2011	2011
	(Percentage of gross customer accounts receivable)
Current	92.5%	90.4%
Up to 60 days past due	6.2%	8.1%
61-120 days past due	0.9%	1.0%
121-180 days past due	0.4%	0.5%
Customer accounts receivable are deemed to be uncollectible either when they are contractually 180 days past due or when events or circumstances, such as customer bankruptcy, fraud or death, suggest that collection of the amounts due under the account is unlikely. Once an account is deemed to be uncollectible, the Company ceases to accrue interest on the balance and the balance is written off at the next cycle billing date. The Company ceases to accrue late fees on a balance once the balance reaches 120 days past due. At April 30, 2011 and January 29, 2011, the Company had recorded gross customer accounts receivable of $0.4 million which have been deemed uncollectible and have ceased to accrue finance charge income and $1.1 million and $1.2 million, respectively, of gross customer accounts receivable which are 90 days or more past due and upon which finance charge income continued to be accrued.
The Company performs an on-going evaluation of the credit quality of its outstanding customer accounts receivable, based on the Talbots credit cardholders’ respective credit risk scores. The Company utilizes an industry standard credit risk score model as its credit quality indicator. As of April 30, 2011 and January 29, 2011, customer accounts receivable were allocated by credit quality indicator (credit risk score) as follows:

	April 30,	January 29,
	2011	2011
	(In thousands)
Greater than or equal to 700	$109,900	$93,011
601 — 699	39,528	38,832
Less than or equal to 600	15,361	15,135
Other	3,493	2,894

Customer accounts receivable	$168,282	$149,872

The other customer accounts receivable in the table above include reconciling amounts of the most recent days’ net sales not yet posted to customer accounts, unapplied payments and the balance of Canadian customer accounts receivable for which the Company does not maintain credit risk score information.
Changes in the balance of the allowance for doubtful accounts are as follows:

Allowance for
Doubtful Accounts
(In thousands)
Balance at January 29, 2011	$4,400
Provision	370
Write-offs	(1,063)
Recoveries	293

Balance at April 30, 2011	$4,000

12. Debt
On April 7, 2010, in connection with the consummation and closing of the merger with BPW, the Company executed a senior secured revolving credit facility with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility, including a $25.0 million letter of credit sub-facility, that permits the Company to borrow up to the lesser of (a) $200.0 million or (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of reserves as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carried interest, at the Company’s election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. On August 31, 2010, the Company entered into a First Amendment to the Credit Agreement with the lenders (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) three-month LIBOR plus 3.0% to 3.5%, or (b) the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012. Interest on borrowings is payable monthly in arrears. The Company pays a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with the formulas set forth in the First Amendment. As of April 30, 2011, the Company’s effective interest rate under the Credit Facility was 3.8%, and the Company had additional borrowing availability of up to $94.0 million.
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
The Company may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting the Company, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, the occurrence of any of which could potentially result in the acceleration of the maturity of this facility. The agreement does not contain any financial covenant tests.
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
The Credit Facility, under which approximately $86.8 million and $25.5 million was outstanding at April 30, 2011 and January 29, 2011, respectively, was the Company’s only outstanding debt agreement during these periods. Borrowings under this Credit Facility are classified as a current liability as the Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and contains a subjective acceleration clause. Such provisions do not affect the final maturity date of the Credit Facility.
The Company incurred approximately $7.7 million of costs in connection with the execution of the Credit Facility which were recorded as deferred financing costs in other assets in the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility. At April 30, 2011, $5.2 million of deferred financing costs remained in other assets in the condensed consolidated balance sheet.
At April 30, 2011 and January 29, 2011, the Company had $10.2 million and $9.1 million, respectively, in outstanding letters of credit and, at April 30, 2011, additional letter of credit availability of up to $14.8 million under the Master Agreement, included as part of its total additional borrowing availability under the Credit Facility, subject to borrowing capacity restrictions described therein.
13. Benefit Plans
In February 2009, the Company announced its decision to discontinue future benefits being earned under its non-contributory defined benefit pension plan (“Pension Plan”) and Supplemental Executive Retirement Plan (“SERP”) effective May 1, 2009. Additionally, as of January 2011, the Company’s postretirement medical plan is completely self-funded. The Company continues to sponsor a separate executive postretirement medical plan.
The components of net pension expense for the Pension Plan for the thirteen weeks ended April 30, 2011 and May 1, 2010 are as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In thousands)
Interest expense on projected benefit obligation	$2,463	$2,307
Expected return on plan assets	(2,443)	(2,406)
Net amortization and deferral	209	105

Net pension expense	$229	$6

The components of net SERP expense for the thirteen weeks ended April 30, 2011 and May 1, 2010 are as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In thousands)
Interest expense on projected benefit obligation	$277	$266
Net amortization and deferral	26	7

Net SERP expense	$303	$273

The components of net postretirement medical expense (credit) for the thirteen weeks ended April 30, 2011 and May 1, 2010 are as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In thousands)
Interest expense on accumulated postretirement benefit obligation	$15	$18
Prior service cost amortization	—	(380)
Net amortization and deferral	51	131

Net postretirement medical expense (credit)	$66	$(231)

The Company was required to make contributions to the Pension Plan of $1.9 million and $1.0 million during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The Company expects to make required contributions of $9.7 million to the Pension Plan during the remainder of 2011. The Company did not make any voluntary contributions to the Pension Plan during the thirteen weeks ended April 30, 2011 and May 1, 2010.

14. Legal Proceedings
On February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of Talbots common stock from December 8, 2009 through and including January 11, 2011, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Talbots, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information. The complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. The Company believes that these claims are without merit and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.
On February 24, 2011 a putative Talbots shareholder filed a derivative action in Massachusetts Superior Court, captioned Greco v. Sullivan, et al., Case No. 11-0728 BLS, against certain of Talbots’ officers and directors. The complaint, which purports to be brought on behalf of Talbots, asserts claims for breach of fiduciary duties, insider trading, abuse of control, waste of corporate assets and unjust enrichment, and seeks, among other things, damages, equitable relief and costs and expenses. The complaint alleges that the defendants either caused, or neglected to prevent, through mismanagement or failure to provide effective oversight, the issuance of false and misleading statements and omissions regarding the Company’s financial condition. The complaint alleges that the defendants’ actions injured the Company insofar as they (a) caused Talbots to waste corporate assets through incentive-based bonuses for senior management, (b) subjected the Company to significant potential civil liability and legal costs and (c) damaged the Company through a loss of market capitalization as well as goodwill and other intangible benefits. The Company believes that these claims are without merit and, with the other defendants, intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.
15. Segment Information
The Company has two separately managed and reported business segments — stores and direct marketing.
The following is certain segment information for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30, 2011			May 1, 2010
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
			(In thousands)
Net sales	$240,755	$60,555	$301,310	$257,573	$63,088	$320,661
Direct profit	16,360	16,197	$32,557	51,463	19,808	$71,271
Direct profit is calculated as net sales less cost of goods sold and direct expenses such as payroll, occupancy and other direct costs. The following reconciles direct profit to income (loss) from continuing operations for the thirteen weeks ended April 30, 2011 and May 1, 2010. Indirect expenses include unallocated corporate overhead and related expenses.

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In thousands)
Direct profit	$32,557	$71,271
Less: Indirect expenses	26,240	39,600
Restructuring charges	2,265	4,959
Merger-related costs	885	23,813

Operating income	3,167	2,899
Interest expense, net	2,028	8,414

Income (loss) before taxes	1,139	(5,515)
Income tax expense	231	1,581

Income (loss) from continuing operations	$908	$(7,096)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Talbots, Inc. (“we,” “us,” “our,” “Talbots” or the “Company”) is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand. The Talbots brand vision is “tradition transformed” and focuses on honoring the classic heritage of our brand while emphasizing a relevant and innovative approach to style that is both modern and timeless. We have two primary sales channels: stores and direct marketing, which consists of our Internet business, at www.talbots.com, our catalog business and our in-store red-line phones. As of April 30, 2011, we operated 551 stores in the United States and 17 stores in Canada. We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended April 30, 2011 and May 1, 2010 are referred to as the first quarter of 2011 and 2010, respectively. Unless the context indicates otherwise, all references herein to the Company, we, us and our, include the Company and its wholly-owned subsidiaries.
Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Management Overview
This year continues a transition period for the Company, as we proceed with the implementation of our key strategic initiatives which are focused on delivering top-line sales, profitability and productivity improvements over the long-term. The first quarter of 2011 marked the following progress in the execution of these initiatives:
•	We approved the acceleration of our store rationalization plan, with an expectation to close approximately 90 to 100 locations, including full stores and attached store concepts, and consolidate or downsize approximately 15 to 20 locations, primarily over fiscal 2011 and 2012, and expect to incur approximately $15.0 million in related restructuring charges over the term of this plan. In the first quarter of 2011, we executed on the first closings and notifications under this plan, with six stores closing in the first quarter of 2011. As a result of the acceleration of this plan, we reassessed the recoverability of the assets of the stores included in this plan, recording an associated impairment of store assets of $1.2 million in the quarter. Additionally, we recorded $2.3 million in restructuring charges during the first quarter of 2011, primarily consisting of lease exit, severance and related costs incurred under this plan.

•	We substantially completed the full rebuild of two additional stores under our store re-image initiative and coordinated plans to begin the next phase of this initiative, including renovations of up to approximately 70 stores, scheduled to begin in the second quarter of 2011. Although we are still in the early stages of this initiative and have renovated only a limited number of stores to-date, we are encouraged by the comparable customer traffic and sales statistics at these locations which, overall, outperformed the comparable store base. This initiative accounted for $3.9 million in capital expenditures during the first quarter of 2011. Going forward, we will continue to evaluate the results achieved by our renovated stores as well as the scope and execution of any future phases of our store re-image initiative.

•	We continued the process of upgrading our information technology systems under our three-year information technology systems strategic plan, advancing the development of our merchandise financial planning, assortment planning and allocation and accounting and financial systems. This strategic plan accounted for $1.4 million in capital expenditures during the first quarter of 2011.

•	Our enhanced, coordinated marketing campaign progressed with the implementation of our spring 2011 national advertising campaign. While marketing expenses were essentially flat year-over-year, we re-allocated certain marketing funds in the period to shift a portion of our marketing investment to our national advertising. Going forward, we expect to continue to invest in our national campaigns, while allocating a portion of our planned marketing spend to targeted customer transfer and retention efforts in key markets impacted by our store rationalization plan. During the first quarter of 2011, we experienced a slight decrease in our customer database. We expect that these brand building efforts will take time to gain traction and translate into increased customer base, customer traffic and net sales, particularly in a competitive, promotional retail environment.

•	Allocation of product to our stores continued along our segmentation strategy, as we continued to refine the mix and assortment of merchandise across the store categories and adjusted the store category classification of certain store locations, where appropriate, increasing the allocation of premium fashion product across our store base. The refinement of this allocation and these classifications will continue, with the largest increase in the allocation of premium fashion product targeted for the second half of the year, as we evaluate the results of this strategy and as we progress through our store rationalization plan.

•	We continued the expansion of our upscale outlets, opening six new locations in the first quarter of 2011 and ending the quarter with 34 upscale outlets compared to 18 upscale outlets at May 1, 2010. We continue to be encouraged by our customers’ response to these locations and expect to open approximately 11 additional upscale outlets over the remainder of fiscal 2011. This expansion accounted for $2.0 million in capital expenditures during the first quarter of 2011.
The first quarter of 2011 was difficult for the Company, with net sales down 6.0% and gross profit margins down 800 basis points year-over-year, yet we achieved profitability, with income from continuing operations of $0.9 million for the thirteen weeks ended April 30, 2011, due to reductions in our selling, general and administrative expenses. Going forward, we expect to continue to face challenges in what we anticipate will be a sustained highly competitive, promotional environment as we continue to align our inventory levels with expected sales trends. We remain focused on evolving our merchandise assortment, to achieve a more appropriate balance of classic to fashion forward styles, and our marketing strategies, to seek to increase traffic and drive top-line sales; executing on our strategic initiatives and seeking to continue to analyze and manage our variable costs.
The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales, buying and occupancy	64.4%	56.4%
Selling, general and administrative	33.1%	33.7%
Restructuring charges	0.7%	1.6%
Impairment of store assets	0.4%	0.0%
Merger-related costs	0.3%	7.4%
Operating income	1.1%	0.9%
Interest expense, net	0.7%	2.6%
Income (loss) before taxes	0.4%	(1.7)%
Income tax expense	0.1%	0.5%
Income (loss) from continuing operations	0.3%	(2.2)%
Net Sales
The following is a comparison of net sales for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010	Decrease
		(In millions)
Net store sales	$240.8	$257.6	$(16.8)
Net direct marketing sales	60.5	63.1	(2.6)

Total	$301.3	$320.7	$(19.4)

Reflected in our first quarter of 2011 net sales results is a $21.3 million, or 7.7%, decrease in consolidated comparable sales compared to the first quarter of 2010.

We refined our approach to evaluating comparable sales in the first quarter of 2011 to reflect changing industry trends as well as the impact of our strategic initiatives. We introduced the metric of consolidated comparable sales, in addition to comparable store sales, and updated the calculation of comparable store metrics to exclude those stores expected to be closed under our store rationalization plan.
Comparable stores are those stores, excluding surplus outlets and stores designated for closure, consolidation or downsizing under our store rationalization plan, which are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15%, the store is excluded from the computation of comparable store sales for a period of 13 full months. Consolidated comparable sales include sales of comparable stores as well as direct marketing sales.
As of April 30, 2011, we operated a total of 568 stores with gross and selling square footage of approximately 4.0 million square feet and 3.1 million square feet, respectively, a decrease of approximately 3.2% in gross square footage and 3.0% in selling square footage from May 1, 2010, when we operated a total of 579 stores.
Store Sales
Reflected in net store sales for the first quarter of 2011 is a $17.2 million, or 8.2%, decrease in comparable store sales compared to the first quarter of 2010. This decrease is primarily due to continued weaker than anticipated customer response to our merchandise assortment and continued heightened levels of competitive promotional activity in the market, with store traffic, conversion rates and units sold declining when compared to the first quarter of 2010. Second quarter-to-date sales and customer traffic have continued to trend negative compared to the same period last year.
Sales metrics for comparable stores for the first quarter of 2011 were as follows: customer traffic decreased 6.2% year-over-year, and the rate of converting traffic decreased 3.5%, contributing to a 9.5% decrease in the number of transactions per store. Units per transaction were down 0.4% which, combined with a 1.3% increase in average unit retail, contributed to a 0.9% increase in dollars per transaction over the comparable fiscal 2010 period.
Direct Marketing Sales
Direct marketing sales in the first quarter of 2011 decreased 4.0% compared to the first quarter of 2010, while the percentage of our net sales derived from direct marketing increased to 20.1% from 19.7% in the first quarter of 2010. Our direct marketing sales decrease, in Internet, catalog and red-line, is primarily due to lower conversion with continued weaker than anticipated customer response to our merchandise assortment, while the increase in the percentage of net sales derived from direct marketing is primarily correlated to changing trends in consumer purchasing behavior, with Internet sales as a percentage of total direct marketing sales increasing from 66.6% in the first quarter of 2010 to 75.5% in the first quarter of 2011 driven by increased traffic despite the lower conversion.
Cost of Sales, Buying and Occupancy
The following is a comparison of cost of sales, buying and occupancy for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010	Increase
		(In millions)
Cost of sales, buying and occupancy	$194.0	$180.8	$13.2
Percentage of net sales	64.4%	56.4%	8.0%
In the first quarter of 2011, net sales declines of $19.4 million combined with cost of sales, buying and occupancy increases of $13.2 million resulted in a year-over-year 800 basis point decline in gross profit margin to 35.6% from 43.6% in the first quarter of 2010. This decline in gross profit margin was driven by deterioration in our merchandise margin, which was down 880 basis points, due to continued competitive, promotional pressure on our sales as well as our efforts to align our inventory levels with sales trends through more aggressive markdowns and promotions. The decline in merchandise margin was partially offset by reductions in buying and occupancy expenses which improved 60 basis points and 20 basis points as a percentage of net sales, respectively. Going forward, we expect gross profit margins to continue to be impacted by what we anticipate will be sustained, competitive promotional pressures as well as our continued efforts to align our inventory levels with expected sales trends and rising raw material and labor costs.

Selling, General and Administrative
The following is a comparison of selling, general and administrative for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010	Decrease
		(In millions)
Selling, general and administrative	$99.8	$108.1	$(8.3)
Percentage of net sales	33.1%	33.7%	(0.6)%
Despite the decline in net sales, we realized a consistent selling, general and administrative expense as a percentage of net sales rate year-over-year due to reductions in general and administrative expenses, primarily certain components of performance-based management incentive compensation.
Restructuring Charges
The following is a comparison of restructuring charges for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010	Decrease
		(In millions)
Restructuring charges	$2.3	$5.0	$(2.7)
Percentage of net sales	0.7%	1.6%	(0.9)%
Restructuring charges incurred in the thirteen weeks ended April 30, 2011 primarily include lease exit, severance and related costs incurred under our store rationalization plan, whereas restructuring charges incurred in the thirteen weeks ended May 1, 2010 primarily relate to the consolidation of our Madison Avenue, New York flagship location. With 90 to 100 locations identified for closure and 15 to 20 locations identified as consolidation or downsizing opportunities, we expect to incur additional restructuring charges of approximately $12.7 million, comprised of lease exit and related costs, through fiscal 2013 related to our announced store rationalization plan.
Impairment of Store Assets
We regularly monitor the performance and productivity of our store portfolio. When we determine that a store is underperforming or is to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. When a store is identified for impairment analysis, we estimate the fair value of the store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results and management’s knowledge and expectations. These estimates are affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. In the thirteen weeks ended April 30, 2011, we recorded impairments of store assets of $1.2 million, primarily triggered by our accelerated store rationalization plan. Impairments of store assets recorded in the thirteen weeks ended May 1, 2010 were insignificant.
Merger-Related Costs
In the thirteen weeks ended April 30, 2011 and May 1, 2010, we incurred $0.9 million and $23.8 million, respectively, of merger-related costs in connection with our acquisition of BPW. These costs primarily consist of investment banking, professional services fees and an incentive award given to certain executives and members of senior management as a result of the closing of this transaction.
Goodwill and Other Intangible Assets
We evaluate goodwill and trademarks for impairment on an annual basis at the reporting unit level on the first day of each fiscal year, and more frequently if events occur or circumstances change which suggest that the goodwill or trademarks should be evaluated. We performed our annual impairment tests for fiscal 2011 and fiscal 2010 as of January 30, 2011 and January 31, 2010, respectively, using a combination of an income approach and market value approach. These tests contemplate our market value, operating results and financial position, forecasted operating results, industry trends, market uncertainty and comparable industry multiples. As a result of these analyses, we determined that no impairment of our goodwill or trademarks existed. We did not identify any events or circumstances in the remainder of the first quarter of 2011 which suggested that the goodwill or trademarks should be re-evaluated. We continue to monitor events and circumstances that may require goodwill and trademarks to be evaluated including the recent volatility in our market capitalization subsequent to the end of the first quarter.
Interest Expense, net
The following is a comparison of net interest expense for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010	Decrease
		(In millions)
Interest expense, net	$2.0	$8.4	$(6.4)
Net interest expense for the thirteen weeks ended April 30, 2011 decreased from the same period in 2010 primarily due to reductions in the weighted average debt outstanding in the respective periods, from $386.7 million in the first quarter of 2010 to $79.3 million in the first quarter of 2011, and reductions in the applicable effective interest rates, from 6.2% in the first quarter of 2010 to 3.6% in the first quarter of 2011.
Income Tax Expense
The following is a comparison of income tax expense for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010	Decrease
		(In millions)
Income tax expense	$0.2	$1.6	$(1.4)
For the thirteen weeks ended April 30, 2011 and May 1, 2010, our effective income tax rate, including discrete items, was 20.3% and (28.7%), respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. Income tax expense for the thirteen weeks ended April 30, 2011 and May 1, 2010 is primarily a function of our applicable effective rates and the results of operations within certain jurisdictions in the respective periods.
We continue to provide a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, due to insufficient positive evidence that the deferred tax assets will be realized in the future.
Discontinued Operations
Our discontinued operations include the Talbots Kids, Mens and U.K. businesses, all of which ceased operations in 2008, and the J. Jill business, which was sold on July 2, 2009. The operating results of these businesses have been classified as discontinued operations for all periods presented, and the cash flows from discontinued operations have been separately presented in the statements of cash flow.
The $0.2 million loss from discontinued operations recorded in the thirteen weeks ended April 30, 2011 primarily reflects adjustments to estimated liabilities of the discontinued businesses, including a favorable settlement of one of the two remaining

J. Jill store leases. The $2.7 million income from discontinued operations recorded in the thirteen weeks ended May 1, 2010 includes adjustments to the estimated lease liabilities of the J. Jill, Talbots Kids and Mens businesses, primarily relating to negotiated settlements on four of the retained and closed J. Jill retail locations which were finalized in the first quarter of 2010, and favorable adjustments to other assets of the discontinued businesses.
Liquidity and Capital Resources
We primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings and debt and interest payment requirements through cash generated by operations and our existing credit facility.
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
Further in connection with the consummation and closing of the BPW merger, we executed a senior secured revolving credit agreement with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permits us to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of reserves as set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. Loans made pursuant to the immediately preceding sentence carry interest, at our election, at either (a) the three-month LIBOR plus 3.0% to 3.5% depending on availability thresholds or (b) the base rate plus 2.0% to 2.5% depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. Interest on borrowings is payable monthly in arrears. We pay a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the agreement, as amended. As of April 30, 2011, our effective interest rate was 3.8% and we had additional borrowing availability of up to $94.0 million.
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
We may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting us, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, the occurrence of any of which could potentially result in the acceleration of the maturity of this facility. The agreement does not contain any financial covenant tests.
We and the lenders have entered into a letter of credit sub-facility under our Credit Facility pursuant to which the lenders will provide either documentary or standby letters of credit at our request to various beneficiaries on the terms set forth in the applicable agreement, subject to any applicable limitations set forth in the Credit Facility.
The Credit Facility, under which approximately $86.8 million was outstanding at April 30, 2011, was our only outstanding debt agreement at April 30, 2011. Further at April 30, 2011, we had $10.2 million in outstanding letters of credit and additional letter of credit availability of up to $14.8 million under the letter of credit sub-facility which is included as part of our total additional borrowing availability under the Credit Facility, subject to borrowing capacity restrictions described therein.
Fiscal 2011 Outlook
We expect that our primary uses of cash in the next twelve months will be concentrated in (i) funding operations, strategic initiatives, including costs associated with our store rationalization plan, and working capital needs and (ii) investing in capital expenditures with approximately $50.3 million in capital expenditures expected for the remainder of fiscal 2011, primarily related to the store re-image initiative, investments in our operations, finance and information technology systems and the opening of additional upscale outlets. Additionally, we may be required to make significant payments over the next twelve months to a state tax authority regarding certain tax matters which have been subject to appeal, pending final resolution and the outcome of potential negotiations with this authority.
Our cash and cash equivalents were $8.6 million as of April 30, 2011. Based on our assumptions, our forecast and operating cash flow plan for the next twelve months, our anticipated borrowing availability under the Credit Facility for the next twelve months and the improvement to the Company’s capital composition as a result of the BPW Transactions, we anticipate that the Company will have sufficient liquidity to finance anticipated working capital and other expected cash needs for at least the next twelve months. Our ability to meet our cash needs, obtain additional financing as needed and satisfy our operating and other non-operating costs will depend upon, among other factors, our future operating performance and creditworthiness as well as external economic conditions and the general liquidity of the credit markets. We are taking actions to seek to improve our net sales and productivity with certain of our strategic initiatives. These initiatives are all in their early stages, and the benefits anticipated from these strategic initiatives may take longer than expected to be realized.

Cash Flows
The following is a summary of cash flows from continuing operations for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
	(In millions)
Net cash used in operating activities	$(50.6)	$(44.4)
Net cash (used in) provided by investing activities	(9.7)	331.6
Net cash provided by (used in) financing activities	59.1	(381.9)
Cash used in operating activities
Cash used in operating activities was $50.6 million during the thirteen weeks ended April 30, 2011 compared to net cash used in operating activities of $44.4 million during the thirteen weeks ended May 1, 2010. Cash used in operating activities in both periods presented is the result of comparative increases in cash used in working capital changes, partially offset by earnings excluding non-cash items in the period-to-date. The comparative increase period-over-period in cash used in operating activities is primarily due to changes in certain working capital items, principally, increases in merchandise inventories, due to lower than anticipated sales, and increases in prepaid and other current assets, due to the timing of our quarter-end date in relation to monthly prepaid rent, coupled with decreases in accrued liabilities, partially offset by increases in accounts payable, both also primarily due to timing.
Cash (used in) provided by investing activities
Cash used in investing activities relates solely to purchases of property and equipment in both periods presented. Cash used for additions to property and equipment during the thirteen weeks ended April 30, 2011 was $9.7 million compared to $1.4 million during the thirteen weeks ended May 1, 2010. This increased level of capital expenditures in 2011 reflects our progress in the roll-out of our store re-image initiative, investments in our information technology systems and the expansion of our upscale outlets, with six new locations opening in the thirteen weeks ended April 30, 2011.
Cash provided by investing activities of $333.0 million during the thirteen weeks ended May 1, 2010 represents cash and cash equivalents acquired in the merger with BPW on April 7, 2010. See Merger with BPW and Related Financing Transactions for further information regarding this transaction.
Cash provided by (used in) financing activities
Cash provided by financing activities was $59.1 million during the thirteen weeks ended April 30, 2011 compared to cash used in financing activities of $381.9 million during the thirteen weeks ended May 1, 2010. This change is primarily correlated to an outstanding debt increase in the thirteen weeks ended April 30, 2011 compared to an outstanding debt reduction in the thirteen weeks ended May 1, 2010, which reflects the full repayment of $486.5 million in related party debt under the BPW Transactions. Net borrowings in both periods presented were made under our Credit Facility. Refer to Merger with BPW and Related Financing Transactions for additional information regarding this facility.
Other Information
In early 2011, our Board of Directors’ Compensation Committee expanded the key performance metrics under our annual management incentive plan for fiscal 2011, which applies to all of our senior executives, to add a top-line sales performance measure as a component of the 2011 annual management incentive plan, in addition to operating profitability measures and individual performance measures, in keeping with the Compensation Committee’s pay-for-performance approach.

Critical Accounting Policies
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to the inventory markdown reserve, gift card breakage, sales return reserve, customer loyalty program, retirement plans, long-lived assets, goodwill and other intangible assets, income taxes and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Recent Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Accounting Standards Codification (“ASC”) 310-10, Receivables, and requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the associated allowance for credit losses. ASU 2010-20 was effective for the first interim or annual reporting period ending on or after December 15, 2010, except for certain disclosures of information regarding activity that occurs during the reporting period, which are effective for the first interim or annual reporting period beginning on or after December 15, 2010. We adopted the disclosure requirements effective for the first interim or annual reporting period ending on or after December 15, 2010, as of January 29, 2011 and the disclosure requirements effective for the first interim or annual reporting period beginning on or after December 15, 2010, in the first quarter of 2011. The adoption of this ASU has expanded our disclosures regarding customer accounts receivable and the associated allowance for doubtful accounts in the notes to the condensed consolidated financial statements included elsewhere in this document.
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
Contractual Obligations
There were no material changes to our contractual obligations during the thirteen weeks ended April 30, 2011. For a complete discussion of our contractual obligations, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Forward-looking Information
This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “projected,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future financial performance and results, future credit facilities and availability, future cash flows and cash needs, strategic initiatives and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our internal plan, regular-price, promotional and markdown selling, operating cash flows, liquidity and credit availability for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:
•	the ability to successfully increase our customer traffic and the success and customer acceptance of our merchandise offerings in our stores, on our website and in our catalogs;
•	the risks associated with our efforts to successfully implement, adjust as appropriate and achieve the benefits of our current strategic initiatives including store segmentation, store re-imaging, store rationalization, enhanced marketing, information technology reinvestments and any other future initiatives that we may undertake;
•	the risks associated with our efforts to maintain our traditional customer and expand to attract new customers;
•	the risks associated with competitive pricing pressures and the current increased promotional environment;
•	the risks associated with our on-going efforts to adequately manage the increase in various input costs, including increases in the price of raw materials, higher labor costs in countries of manufacture and significant increases in the price of fuel, which impacts our freight costs;
•	the risks associated with our ability to access on satisfactory terms, or at all, adequate financing and sources of liquidity as and when necessary to fund our continuing operations, working capital needs and strategic initiatives and to obtain further increases in our Credit Facility or obtain other or additional credit facilities as may be needed if cash flows from operations or other capital resources are not sufficient at any time or times;
•	the satisfaction of all borrowing conditions at all times under our Credit Facility including accuracy of all representations and warranties, no defaults or events of default, absence of material adverse effect or change and all other borrowing conditions;
•	the continuing material impact of the U.S. economic environment on our business, continuing operations, liquidity and financial results, including any negative impact on consumer discretionary spending, substantial loss of household wealth and savings and continued high unemployment levels;
•	the ability to attract and retain talented and experienced executives that are necessary to execute our strategic initiatives;
•	the ability to accurately estimate and forecast future regular-price, promotional and markdown selling and other future financial results and financial position;
•	the risks associated with our appointment of an exclusive global merchandise buying agent, including that the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected and the risk that upon any cessation of the relationship, for any reason, we would be unable to successfully transition to an internal or other external sourcing function;
•	the ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with acceptable payment terms and the risk that suppliers could require earlier or immediate payment or other security due to any payment concerns;
•	the risks and uncertainties in connection with any need to source merchandise from alternate vendors;
•	any impact to or disruption in our supply of merchandise including from any current or any future increased political, social or other unrest or future labor shortages in various other countries;
•	the ability to successfully execute, fund and achieve the expected benefits of our supply chain initiatives;
•	any significant interruption or disruption in the operation of our distribution facility or the domestic and international transportation infrastructure;
•	the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;
•	any future store closings and the success of and necessary funding for closing underperforming stores;
•	the risks associated with our upscale outlet expansion;

•	the ability to reduce spending as needed;
•	the ability to achieve our financial plan and strategic plan for operating results, working capital and cash flows;
•	any negative publicity concerning the specialty retail business in general or our business in particular;
•	the risk of impairment of goodwill and other intangible or long-lived assets;
•	the risk associated with our efforts in transforming our information technology systems to meet our changing business systems and operations;
•	the risks associated with any further decline in our stock price, including satisfaction of NYSE continued listing criteria which requires the average closing price of our common stock to be greater than $1.00 over 30 consecutive trading days and minimum levels of market capitalization;
•	any lack of sufficiency of available cash flows and other internal cash resources to satisfy all future operating needs and other cash requirements; and
•	the risks and uncertainties associated with the outcome of current and future litigation, claims, tax audits and tax and other proceedings and the risk that actual liabilities, assessments or other financial impact will exceed any estimated, accrued or expected amounts or outcomes.
All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our continuing operations and our future financial results, cash flows, prospects and liquidity. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report which modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.
In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and other periodic reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.
At April 30, 2011, we had outstanding variable rate borrowings of $86.8 million under our Credit Facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have resulted in additional expense of approximately $0.1 million for the quarter ended April 30, 2011. Our Pension Plan assets are generally invested in readily-liquid investments, primarily equity and debt securities. Generally, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan.
We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 17 stores in Canada as of April 30, 2011. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2011.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, on February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of Talbots common stock from December 8, 2009 through and including January 11, 2011, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Talbots, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information. The complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. We believe that these claims are without merit and intend to defend against them vigorously. At this time, we cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.
On February 24, 2011, a putative Talbots shareholder filed a derivative action in Massachusetts Superior Court, captioned Greco v. Sullivan, et al., Case No. 11-0728 BLS, against certain of Talbots’ officers and directors. The complaint, which purports to be brought on behalf of Talbots, asserts claims for breach of fiduciary duties, insider trading, abuse of control, waste of corporate assets and unjust enrichment, and seeks, among other things, damages, equitable relief, and costs and expenses. The complaint alleges that the defendants either caused or neglected to prevent, due to mismanagement or failure to provide effective oversight, the issuance of false and misleading statements and omissions regarding the Company’s financial condition. The complaint alleges that the defendants’ actions injured the Company insofar as they (a) caused Talbots to waste corporate assets through incentive-based bonuses for senior management, (b) subjected the Company to significant potential civil liability and legal costs and (c) damaged the Company through a loss of market capitalization as well as goodwill and other intangible benefits. We believe that these claims are without merit and, with the other defendants, intend to defend against them vigorously. At this time, we cannot reasonably predict the outcome of these proceedings.
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
We are subject to tax in various domestic and international jurisdictions and, as a matter of course, are regularly audited by federal, state and foreign tax authorities. During the third quarter of 2009, the Massachusetts Appellate Tax Board (the “ATB”)

rendered an adverse decision on certain tax matters of Talbots, which was then affirmed by the Massachusetts Appeals Court on March 29, 2011. On April 20, 2011, we filed an application to the Supreme Judicial Court of Massachusetts for further appellate review of the case and are awaiting response. In order to pursue the original appeal, we were required to make payments to the Massachusetts Department of Revenue on the assessment rendered on those tax matters. An additional assessment, relating to a subsequent period, has also been appealed by the Company to the ATB covering similar issues. These assessments have been adequately reserved and did not have a material impact on our results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, any of which could materially affect our business, operations, financial position or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes included in this Quarterly Report. There have been no material changes from risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchase activity under certain equity programs for the thirteen weeks ended April 30, 2011 is set forth below:

			Approximate Dollar
			Value of Shares
			that May Yet Be
	Total Number of		Reaquired Under the
	Shares Reaquired	Average Price Paid	Equity Award
Period	(1)	per Share	Programs (2)
January 30, 2011 through February 26, 2011	134,115	$6.05	$15,376
February 27, 2011 through April 2, 2011	240,176	1.65	11,728
April 3, 2011 through April 30, 2011	150,084	6.44	17,244

Total	524,375	$4.15	$17,244

(1)	We repurchased 170,676 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan at an acquisition price of $0.01 per share.

Our equity program generally requires employees to tender shares in order to satisfy the employee’s tax withholding obligations from the vesting of their restricted stock. During the period, we repurchased 353,699 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average acquisition price of $6.14 per share.

(2)	As of April 30, 2011, there were 1,724,414 shares of nonvested stock that were subject to buyback at $0.01 per share, or $17,244.14 in the aggregate, that we have the option to repurchase if the holders’ employment is terminated prior to vesting.

Item 6. Exhibits

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (1)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company, and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company. (1)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Schema Document. (2)

101.CAL	XBRL Calculation Linkbase Document. (2)

101.LAB	XBRL Labels Linkbase Document. (2)

101.PRE	XBRL Presentation Linkbase Document. (2)

(1)	Filed with this Form 10-Q.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 8, 2011

THE TALBOTS, INC.
By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)