Form 10-Q
period 2011-07-30
TALBOTS INC
filed 2011-09-08
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of September 1, 2011: 70,712,682 shares.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010	2

Condensed Consolidated Balance Sheets as of July 30, 2011, January 29, 2011 and July 31, 2010	3

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	36

Signatures	38
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts in thousands except per share data

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	$271,092	$300,742	$572,402	$621,403

Costs and expenses
Cost of sales, buying and occupancy	207,702	195,777	401,667	376,622
Selling, general and administrative	96,411	93,075	196,222	201,214
Restructuring charges	1,005	112	3,270	5,071
Impairment of store assets	—	—	1,217	6
Merger-related costs	—	3,050	885	26,863

Operating (loss) income	(34,026)	8,728	(30,859)	11,627

Interest
Interest expense	2,571	6,370	4,615	14,805
Interest income	19	21	35	42

Interest expense, net	2,552	6,349	4,580	14,763

(Loss) income before taxes	(36,578)	2,379	(35,439)	(3,136)

Income tax expense	776	1,858	1,007	3,439

(Loss) income from continuing operations	(37,354)	521	(36,446)	(6,575)

Income (loss) from discontinued operations, net of taxes	21	420	(148)	3,148

Net (loss) income	$(37,333)	$941	$(36,594)	$(3,427)

Basic (loss) earnings per share:
Continuing operations	$(0.54)	$0.01	$(0.53)	$(0.10)
Discontinued operations	—	—	—	0.05

Net (loss) earnings	$(0.54)	$0.01	$(0.53)	$(0.05)

Diluted (loss) earnings per share:
Continuing operations	$(0.54)	$0.01	$(0.53)	$(0.10)
Discontinued operations	—	—	—	0.05

Net (loss) earnings	$(0.54)	$0.01	$(0.53)	$(0.05)

Weighted average shares outstanding:

Basic	69,074	68,338	68,891	63,105

Diluted	69,074	69,520	68,891	63,105

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Amounts in thousands

	July 30,	January 29,	July 31,
	2011	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$7,128	$10,181	$4,650
Customer accounts receivable, net	136,732	145,472	155,606
Merchandise inventories	163,922	158,040	130,344
Deferred catalog costs	2,784	4,184	3,352
Prepaid and other current assets	51,937	33,235	54,122

Total current assets	362,503	351,112	348,074

Property and equipment, net	180,561	186,658	195,004
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Other assets	18,292	19,349	19,527

Total Assets	$672,753	$668,516	$674,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$112,535	$91,855	$80,153
Accrued liabilities	117,388	137,824	147,487
Revolving credit facility	83,898	25,516	37,365

Total current liabilities	313,821	255,195	265,005

Deferred rent under lease commitments	84,863	93,440	103,588
Deferred income taxes	28,456	28,456	28,456
Other liabilities	94,414	107,839	112,810

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,279,215 shares, 97,247,847 shares and 97,056,412 shares issued, respectively; and 70,719,336 shares, 70,261,905 shares and 70,371,464 shares outstanding, respectively	983	972	971
Additional paid-in capital	866,393	860,819	854,211
Retained deficit	(74,469)	(37,875)	(52,117)
Accumulated other comprehensive loss	(50,327)	(51,216)	(51,083)
Treasury stock, at cost; 27,559,879 shares, 26,985,942 shares and 26,684,948 shares, respectively	(591,381)	(589,114)	(587,839)

Total stockholders’ equity	151,199	183,586	164,143

Total Liabilities and Stockholders’ Equity	$672,753	$668,516	$674,002

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in thousands

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,594)	$(3,427)
(Loss) income from discontinued operations	(148)	3,148

Loss from continuing operations	(36,446)	(6,575)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	28,021	31,490
Stock-based compensation	5,149	7,755
Amortization of debt issuance costs	1,100	1,996
Impairment of store assets	1,217	6
Loss on disposal of property and equipment	53	646
Deferred rent	(7,464)	(3,844)
Gift card breakage income	(295)	—
Changes in assets and liabilities:
Customer accounts receivable	8,789	8,013
Merchandise inventories	(5,717)	12,442
Deferred catalog costs	1,400	3,333
Prepaid and other current assets	(19,423)	(6,959)
Due from related party	—	959
Income tax refundable	—	2,006
Accounts payable	16,755	(24,184)
Accrued liabilities	(19,036)	4,075
Other assets	(43)	(66)
Other liabilities	(13,123)	(20,528)

Net cash (used in) provided by operating activities	(39,063)	10,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(19,162)	(5,935)
Proceeds from disposal of property and equipment	24	15
Cash acquired in merger with BPW Acquisition Corp.	—	332,999

Net cash (used in) provided by investing activities	(19,138)	327,079

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	938,100	684,338
Payments on revolving credit facility	(879,718)	(646,973)
Payments on related party borrowings	—	(486,494)
Payment of debt issuance costs	—	(5,993)
Payment of equity issuance costs	—	(3,594)
Proceeds from warrants exercised	—	19,042
Proceeds from options exercised	1	414
Purchase of treasury stock	(2,267)	(1,800)

Net cash provided by (used in) financing activities	56,116	(441,060)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	378	333

CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(1,346)	(5,042)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,053)	(108,125)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,181	112,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,128	$4,650

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The condensed consolidated financial statements of The Talbots, Inc. and its subsidiaries (“Talbots” or the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
The unaudited condensed consolidated financial statements include the accounts of Talbots and its wholly-owned subsidiaries. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
2. Summary of Significant Accounting Policies and Other Information
There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends Accounting Standards Codification (“ASC”) 220, Comprehensive Income, by requiring entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The items that must be reported in other comprehensive income were not changed. ASU 2011-05 will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. The Company is evaluating its presentation options under this ASU; however these changes are not expected to impact the consolidated financial statements other than the change in presentation.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends ASC 820, Fair Value Measurement, by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied. ASU 2011-04 will be effective for the Company for interim and annual periods beginning after December 15, 2011 and must be applied prospectively. The Company is evaluating the impact that this ASU may have on its consolidated financial statements, if any.
Supplemental Cash Flow Information
Interest paid for the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $5.3 million and $15.3 million, respectively. Income taxes paid for the twenty-six weeks ended July 30, 2011 and July 31, 2010 were $3.1 million and $4.1 million respectively.

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
In connection with the merger, the Company issued 41.5 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the warrant exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Additionally, in connection with the merger, the Company repurchased and retired the 29.9 million shares of Talbots common stock held by AEON (U.S.A.), the former majority shareholder, in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”). As a result of the BPW Transactions, the Company became subject to annual limitations on the use of its existing net operating losses (“NOLs”).
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
Further in connection with the consummation and closing of the BPW merger, the Company executed a senior secured revolving credit agreement with third party lenders which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions. See Note 12, Debt, for further information including key terms of this credit agreement.
Merger-related costs are those expenses incurred in order to effect the merger, including advisory, legal, accounting, valuation and other professional or consulting fees as well as certain general and administrative costs incurred by the Company as a direct result of the closing of the BPW Transactions, including an incentive award given to certain executives and members of management, contingent upon the successful closing of the BPW Transactions. The incentive portion of merger-related costs was awarded in restricted stock units and cash for efforts related to the closing of the BPW Transactions. The cash bonus awarded was paid in the first quarter of 2010 in connection with the consummation of the BPW Transactions. The restricted stock units awarded cliff vested 12 months from the completion of the BPW Transactions. Legal expenses classified as merger-related costs include both those costs incurred to execute the merger as well as those costs incurred related to subsequent merger-related legal proceedings. Other costs primarily include printing and mailing expenses related to proxy solicitation and incremental insurance expenses related to the transactions. The Company has recorded total merger-related expenses of $35.0 million. Approximately $7.7 million of costs incurred in connection with the execution of the senior secured revolving credit facility were recorded as deferred financing costs and included in other assets in the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility. Approximately $3.6 million of costs incurred in connection with the registration and issuance of the common stock and warrants were charged to additional paid-in capital.
Details of the merger-related costs recorded in the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

	(In thousands)
Investment banking	$—	$—	$—	$14,255
Accounting and legal	—	1,669	—	6,650
Financing incentive compensation	—	1,210	885	4,428
Other costs	—	171	—	1,530

Merger-related costs	$—	$3,050	$885	$26,863

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010		July 31, 2010
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)
Net sales	$300,742	$300,742	$621,403	$621,403
Operating income	8,728	8,728	11,627	4,755
Income (loss) from continuing operations	521	521	(6,575)	(8,187)
Earnings (loss) per share — continuing operations:
Basic	$0.01	$0.01	$(0.10)	$(0.12)
Diluted	$0.01	$0.01	$(0.10)	$(0.12)
Weighted average shares outstanding:
Basic	68,338	68,388	63,105	67,293
Diluted	69,520	69,520	63,105	67,293
Based on the nature of the BPW entity, there was no revenue or earnings associated with BPW included in the consolidated statements of operations.
4. Restructuring
In March 2011, the Company announced the acceleration of its store rationalization plan, a program designed to increase the productivity of the Company’s store square footage by evaluating the Company’s store portfolio on a market-by-market basis and closing, consolidating or downsizing certain selected locations. This evaluation includes consideration of factors such as overall size of each market, current performance and growth potential of each store and available lease expirations, lease renewals and other lease termination opportunities. As a result of this evaluation, the Company identified approximately 110 locations, including full stores and attached store concepts, for closure, including 15 to 20 locations as consolidation or downsizing opportunities. The Company has adopted a staged approach to closing, consolidating and downsizing these locations to best match its existing lease opportunities with approximately 83 locations expected to close in fiscal 2011, 25 locations expected to close in fiscal 2012 and two locations expected to close in fiscal 2013 under this plan. The scope and timing of closures, consolidations and downsizings under this plan remains dynamic as the Company continues to perform ongoing evaluations of its portfolio and continues the process of negotiating acceptable termination arrangements with related third parties. The Company expects to record total non-recurring restructuring charges of approximately $14.0 million related to this plan. In the thirteen and twenty-six weeks ended July 30, 2011, the Company incurred restructuring charges of $1.0 million and $3.3 million, respectively, primarily comprised of lease exit, severance and related costs for certain locations closed or to be closed under this plan and, through July 30, 2011, closed 17 locations, including 15 full stores, under this plan.
In the twenty-six weeks ended July 31, 2010, the Company recorded $5.1 million of restructuring charges primarily related to the consolidation of the Company’s Madison Avenue, New York flagship location in which the Company reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out.
The following is a summary of the activity and liability balances related to restructuring for the twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 29, 2011	$215	$3,781	$3,996
Charges	2,139	1,131	3,270
Cash payments	(639)	(1,055)	(1,694)

Balance at July 30, 2011	$1,715	$3,857	$5,572

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 30, 2010	$3,089	$784	$3,873
Charges	1,041	4,030	5,071
Cash payments	(2,960)	(579)	(3,539)
Non-cash items	—	(48)	(48)

Balance at July 31, 2010	$1,170	$4,187	$5,357

The non-cash items primarily consisted of the write-off of certain leasehold improvements and lease liability adjustments. Of the $5.6 million in restructuring liabilities at July 30, 2011, $3.7 million, expected to be paid within the next twelve months, is included in accrued liabilities and accounts payable and the remaining $1.9 million, expected to be paid thereafter through 2014, is included in deferred rent under lease commitments.
5. Stock-Based Compensation
Total stock-based compensation expense related to stock options, nonvested stock awards and restricted stock units (“RSUs”) was $2.2 million and $3.6 million for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively, and $5.1 million and $7.8 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.
Stock-based compensation expense is classified in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(In thousands)
Cost of sales, buying and occupancy	$293	$245	$566	$384
Selling, general and administrative	1,962	2,148	3,698	5,283
Merger-related costs	—	1,210	885	2,088

Total	$2,255	$3,603	$5,149	$7,755

Stock Options
The weighted-average fair value of options granted during the twenty-six weeks ended July 30, 2011 and July 31, 2010, estimated as of the grant date using the Black-Scholes option pricing model, was $4.20 and $10.40 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2011	2010
Risk-free interest rate	2.8%	3.1%
Expected life of options	6.9 years	6.8 years
Expected volatility of underlying stock	81.4%	79.7%
Expected dividend yield	0.0%	0.0%
The following is a summary of stock option activity for the twenty-six weeks ended July 30, 2011:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value
				(In thousands)
Outstanding at January 29, 2011	7,115,641	$25.17
Granted	1,403,857	5.66
Exercised	(400)	2.36
Forfeited or expired	(2,695,653)	33.70

Outstanding at July 30, 2011	5,823,445	$16.52	5.4	$1,292

Exercisable at July 30, 2011	3,841,237	$22.21	3.6	$816

As of July 30, 2011, there was $5.2 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average period of 2.4 years.

Nonvested Stock Awards and RSUs
The following is a summary of nonvested stock awards and RSU activity for the twenty-six weeks ended July 30, 2011:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Nonvested at January 29, 2011	2,367,214	$11.34
Granted	676,051	5.66
Vested	(1,073,334)	12.26
Forfeited	(194,180)	6.42

Nonvested at July 30, 2011	1,775,751	$9.04

As of July 30, 2011, there was $10.1 million of unrecognized compensation cost related to nonvested stock awards and RSUs that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.8 years.
6. Income Taxes
The Company’s effective income tax rate, including discrete items, was (2.8%) and (109.7%) for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. Income tax expense for the twenty-six weeks ended July 30, 2011 and July 31, 2010 was impacted primarily by changes in estimates related to previously existing uncertain tax positions based on new information.
The Company continues to provide a full valuation allowance against its net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, due to insufficient positive evidence that the deferred tax assets will be realized in the future.
In fiscal 2010, as a result of the BPW Transactions, the Company recorded an increase in its unrecognized tax benefits of approximately $20.0 million that reduced a portion of the Company’s net deferred tax assets before consideration of any valuation allowance. The Company submitted a Private Letter Ruling request related to this tax position during fiscal 2010 which was granted in the first quarter of 2011. As a result of this favorable outcome, the Company recorded a decrease in its unrecognized tax benefits of approximately $20.0 million in the first quarter of 2011 which increased the Company’s net deferred tax assets before consideration of any valuation allowance.
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
The income (loss) from discontinued operations for the thirteen and twenty-six weeks ended July 30, 2011 include on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses, offset by favorable adjustments to other assets and lease liabilities including the first quarter 2011 settlement of one of the two remaining J. Jill store leases not assumed by the Purchaser in the sale of J. Jill. The income from discontinued operations for the thirteen and twenty-six weeks ended July 31, 2010 is primarily comprised of favorable adjustments to estimated lease liabilities including the second quarter 2010 settlement of a portion of the vacant Quincy, Massachusetts office space previously used for the J. Jill business and the first quarter of 2010 settlement of four J. Jill store leases not assumed by the Purchaser in the sale of J. Jill. The results for the thirteen and twenty-six weeks ended July 31, 2010 also include favorable adjustments to other assets, partially offset by on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses. While the income from discontinued operations for the thirteen weeks ended July 31, 2010 reflects income tax expense of $0.2 million, recorded to reverse a first quarter of 2010 estimated income tax benefit, the income (loss) from discontinued operations for the thirteen weeks ended July 30, 2011 and twenty-six weeks ended July 30, 2011 and July 31, 2010 reflect no net income tax expense (benefit).
At January 29, 2011, the Company had remaining recorded lease-related liabilities from discontinued operations of $6.3 million. During the twenty-six weeks ended July 30, 2011, the Company made cash payments of approximately $1.4 million, and recorded additional net expense related to lease liability adjustments of $0.2 million, resulting in a total estimated remaining recorded liability of $5.1 million as of July 30, 2011. Of this $5.1 million liability, $3.0 million, expected to be paid within the next twelve months, is included in accrued liabilities, and the remaining $2.1 million, expected to be paid thereafter through 2019, is included in deferred rent under lease commitments.
8. (Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing (loss) income available for common stockholders by the weighted average number of common shares outstanding. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s nonvested stock and director restricted stock units (“RSUs”) participate in any dividends declared by the Company and are therefore considered participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted earnings per share is computed after giving consideration to the dilutive effect of warrants, stock options and management RSUs that are outstanding during the period, except where such non-participating securities would be anti-dilutive.
Basic and diluted (loss) earnings per share from continuing operations were computed as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Basic (loss) earnings per share:	(In thousands, except per share data)
(Loss) income from continuing operations	$(37,354)	$521	$(36,446)	$(6,575)
Less: income associated with participating securities	—	15	—	—

(Loss) income (loss) available for common stockholders	$(37,354)	$506	$(36,446)	$(6,575)

Weighted average shares outstanding	69,074	68,338	68,891	63,105

Basic (loss) earnings per share — continuing operations	$(0.54)	$0.01	$(0.53)	$(0.10)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Diluted (loss) earnings per share:	(In thousands, except per share data)
(Loss) income from continuing operations	$(37,354)	$521	$(36,446)	$(6,575)
Less: income associated with participating securities	—	15	—	—

(Loss) income available for common stockholders	$(37,354)	$506	$(36,446)	$(6,575)

Weighted average shares outstanding	69,074	68,338	68,891	63,105
Effect of dilutive securities	—	1,182	—	—

Diluted weighted average shares outstanding	69,074	69,520	68,891	63,105
Diluted (loss) earnings per share - continuing operations	$(0.54)	$0.01	$(0.53)	$(0.10)

The following common stock equivalents were excluded from the calculation of (loss) earnings per share because their inclusion would have been anti-dilutive for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(In thousands)
Nonvested stock	1,678	2,013	1,678	2,013
Nonvested director RSUs	42	18	42	18
Nonvested management RSUs	—	—	—	403
Stock options	5,824	6,435	5,824	8,207
Warrants	19,152	18,243	19,152	19,152

	26,696	26,709	26,696	29,793

9. Comprehensive (Loss) Income
The following illustrates the Company’s total comprehensive (loss) income for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(In thousands)
Net (loss) income	$(37,333)	$941	$(36,594)	$(3,427)
Other comprehensive (loss) income:
Translation adjustment	(26)	(231)	419	361
Change in pension and postretirement liabilities	235	(97)	470	(265)

Comprehensive (loss) income	$(37,124)	$613	$(35,705)	$(3,331)

The other components of comprehensive (loss) income reflect no income tax expense (benefit) for the periods presented as the Company continues to maintain a valuation allowance for substantially all of its net deferred tax assets due to insufficient positive evidence that the deferred tax assets would be realized in the future.

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
The Company’s financial instruments at July 30, 2011 and January 29, 2011 consisted primarily of cash and cash equivalents, customer accounts receivable, investments in the Company’s irrevocable grantor’s trust (“Rabbi Trust”) that holds assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan, accounts payable and its revolving credit facility. The Company believes the carrying value of cash and cash equivalents, customer accounts receivable and accounts payable approximates their fair value due to their short-term nature. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 measurements) and are not significant to the total value of the Rabbi Trust. The investments in life insurance policies held in the Rabbi Trust are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value measurement. The Company believes that the carrying value of its revolving credit facility approximates fair value at July 30, 2011 and January 29, 2011 as the interest rates are market-based variable rates and were re-set with the third party lenders during the third quarter of 2010.
The Company monitors the performance and productivity of its store portfolio and closes stores when appropriate. When it is determined that a store is underperforming or is to be closed, the Company reassesses the recoverability of the store’s long-lived assets, which in some cases results in an impairment charge. In the twenty-six weeks ended July 30, 2011, the Company performed impairment analyses on the assets of certain stores, triggered by the Company’s store rationalization plan.
The following table summarizes the non-financial assets that were measured at fair value on a non-recurring basis in performing these analyses for the twenty-six weeks ended July 30, 2011:

Fair Value Measurements Using
Quoted
Market
		Prices in			Impairment
		Active	Observable		of Store
	Net	Markets	Inputs Other		Assets
	Carrying	for	than Quoted	Significant	Twenty-Six
	Value at	Identical	Market	Unobservable	Weeks
	July 30,	Assets	Prices	Inputs	Ended
	2011	(Level 1)	(Level 2)	(Level 3)	July 30, 011
(In thousands)
Long-lived assets held and used	$495	$—	$—	$495	$1,217

Total	$495	$—	$—	$495	$1,217

The Company estimates the fair value of these store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results and management’s knowledge and expectations. These estimates are affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. No impairment of store assets was recorded in the thirteen weeks ended July 30, 2011 or July 31, 2010. Insignificant store impairments were recorded in the twenty-six weeks ended July 31, 2010.

11. Customer Accounts Receivable, net
Customer accounts receivable, net are as follows:

	July 30,	January 29,
	2011	2011
	(In thousands)
Customer accounts receivable	$140,232	$149,872
Less: allowance for doubtful accounts	(3,500)	(4,400)

Customer accounts receivable, net	$136,732	$145,472

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
As of July 30, 2011 and January 29, 2011, customer accounts receivable were aged as follows:

	July 30,	January 29,
	2011	2011
	(Percentage of gross customer accounts receivable)
Current	90.7%	90.4%
Up to 60 days past due	7.7%	8.1%
61-120 days past due	1.0%	1.0%
121-180 days past due	0.6%	0.5%
Customer accounts receivable are deemed to be uncollectible either when they are contractually 180 days past due or when events or circumstances, such as customer bankruptcy, fraud or death, suggest that collection of the amounts due under the account is unlikely. Once an account is deemed to be uncollectible, the Company ceases to accrue interest on the balance and the balance is written off at the next cycle billing date. The Company ceases to accrue late fees on a balance once the balance reaches 120 days past due or in certain other financial circumstances. At July 30, 2011 and January 29, 2011, the Company had recorded gross customer accounts receivable of $0.3 million and $0.4 million, respectively, which have been deemed uncollectible and have ceased to accrue finance charge income and $1.2 million of gross customer accounts receivable which are 90 days or more past due and upon which finance charge income continued to be accrued.
The Company performs an on-going evaluation of the credit quality of its outstanding customer accounts receivable, based on the Talbots credit cardholders’ respective credit risk scores. The Company utilizes an industry standard credit risk score model as its credit quality indicator. As of July 30, 2011 and January 29, 2011, customer accounts receivable were allocated by credit quality indicator (credit risk score) as follows:

	July 30,	January 29,
	2011	2011
	(In thousands)
Greater than or equal to 700	$86,234	$93,011
600 - 699	37,464	38,832
Less than or equal to 599	14,812	15,135
Other	1,722	2,894

Customer accounts receivable	$140,232	$149,872

The other customer accounts receivable in the table above include reconciling amounts of the most recent days’ net sales not yet posted to customer accounts, unapplied payments and the balance of Canadian customer accounts receivable for which the Company does not maintain credit risk score information.

Changes in the balance of the allowance for doubtful accounts are as follows:

Allowance for
Doubtful Accounts
(In thousands)
Balance at January 29, 2011	$4,400
Provision	370
Write-offs	(1,063)
Recoveries, net	293

Balance at April 30, 2011	$4,000

Provision	172
Write-offs	(957)
Recoveries, net	285

Balance at July 30, 2011	$3,500

12. Debt
On April 7, 2010, in connection with the consummation and closing of the merger with BPW, the Company executed a senior secured revolving credit facility with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility, including a $25.0 million letter of credit sub-facility, that permits the Company to borrow up to the lesser of (a) $200.0 million or (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of all reserves as specifically set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. In addition, under and subject to the terms of the facility, the lenders also have the right to establish certain additional reserves against borrowing availability if the lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary. Loans made pursuant to this agreement carried interest, at the Company’s election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on certain availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. On August 31, 2010, the Company entered into a First Amendment to the Credit Agreement with the lenders (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) three-month LIBOR plus 3.0% to 3.5% or (b) the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012. Interest on borrowings is payable monthly in arrears. The Company pays a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with the formulas set forth in the First Amendment. As of July 30, 2011, the Company’s effective interest rate under the Credit Facility was 3.8%, and the Company had additional borrowing availability of up to $60.6 million.
Under the Credit Facility, amounts are borrowed and repaid on a daily basis through a control account arrangement. Cash received from customers is swept on a daily basis into a control account in the name of the agent for the lenders. Subject to the terms of the agreement, the Company is permitted to maintain a certain amount of cash in disbursement accounts, including certain amounts to satisfy current liabilities incurred in the ordinary course of business. Amounts may be borrowed and re-borrowed, subject to the satisfaction or waiver of all borrowing conditions, including, without limitation, perfected liens on collateral, accuracy of all representations and warranties, the absence of a default or an event of default and other borrowing conditions, all subject to certain exclusions as set forth in the agreement.
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
The Company may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting the Company, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making loans and investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or comply with the provisions or covenants of the agreement, an event of default on other third party obligations and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of the Company’s securities, the replacement of a majority of the Company’s Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). Should the Company default in its obligations under the Credit Facility, the lenders could declare an event of default, terminate borrowing under the facility and declare all indebtedness under the facility immediately due and payable, and if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness. The agreement does not contain any financial covenant tests.
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
The Credit Facility, under which approximately $83.9 million and $25.5 million was outstanding at July 30, 2011 and January 29, 2011, respectively, was the Company’s only outstanding debt agreement during these periods. Borrowings under this Credit Facility are classified as a current liability as the Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and contains a subjective acceleration clause. Such provisions do not affect the final maturity date of the Credit Facility.
The Company incurred approximately $7.7 million of costs in connection with the execution of the Credit Facility which were recorded as deferred financing costs in other assets in the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility. At July 30, 2011, $4.7 million of deferred financing costs remained in other assets in the condensed consolidated balance sheet.
At July 30, 2011 and January 29, 2011, the Company had $12.0 million and $9.1 million, respectively, in outstanding letters of credit related to merchandise purchases and, at July 30, 2011, letter of credit availability of up to $13.0 million under the Master Agreements, included as part of its total additional borrowing availability under the Credit Facility, subject to all borrowing capacity restrictions included under the facility.

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
The components of net pension expense for the Pension Plan for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(In thousands)
Interest expense on projected benefit obligation	$2,478	$2,371	$4,941	$4,678
Expected return on plan assets	(2,441)	(2,394)	(4,884)	(4,800)
Net amortization and deferral	208	139	417	244

Net pension expense	$245	$116	$474	$122

The components of net SERP expense for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(In thousands)
Interest expense on projected benefit obligation	$279	$288	$556	$554
Net amortization and deferral	27	20	53	27

Net SERP expense	$306	$308	$609	$581

The components of net postretirement medical expense (credit) for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(In thousands)
Interest expense on accumulated postretirement benefit obligation	$15	$17	$30	$35
Prior service cost amortization	—	(380)	—	(760)
Net amortization and deferral	51	130	102	261

Net postretirement medical expense (credit)	$66	$(233)	$132	$(464)

The Company was required to make contributions to the Pension Plan of $1.9 million and $1.0 million during the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively, and $3.8 million and $2.0 million during the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The Company expects to make required contributions of $7.9 million to the Pension Plan during the remainder of 2011. The Company did not make any voluntary contributions to the Pension Plan during the thirteen or twenty-six weeks ended July 30, 2011 and July 31, 2010.
14. Legal Proceedings
On February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District

of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of Talbots common stock from December 8, 2009 through and including January 11, 2011, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought, among other things, damages and costs and expenses. On July 27, 2011, the lead plaintiff filed an amended complaint which continues to assert claims under Sections 10(b) and 20(a) alleging certain false and misleading statements and alleged omissions related to Talbots’ financial condition, inventory management and business prospects. The amended complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. The Company believes that these claims are without merit and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.
On February 24, 2011, a putative Talbots shareholder filed a derivative action in Massachusetts Superior Court, captioned Greco v. Sullivan, et al., Case No. 11-0728 BLS, against certain of Talbots’ officers and directors. The complaint, which purports to be brought on behalf of Talbots, asserts claims for breach of fiduciary duties, insider trading, abuse of control, waste of corporate assets and unjust enrichment, and seeks, among other things, damages, equitable relief and costs and expenses. The complaint alleges that the defendants either caused or neglected to prevent, through mismanagement or failure to provide effective oversight, the issuance of false and misleading statements and omissions regarding the Company’s financial condition. The complaint alleges that the defendants’ actions injured the Company insofar as they (a) caused Talbots to waste corporate assets through incentive-based bonuses for senior management, (b) subjected the Company to significant potential civil liability and legal costs and (c) damaged the Company through a loss of market capitalization as well as goodwill and other intangible benefits. The Company believes that these claims are without merit and, with the other defendants, intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.
15. Segment Information
The Company has two separately managed and reported business segments — stores and direct marketing.
The following is certain segment information for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended
	July 30, 2011			July 31, 2010
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
	(In thousands)
Net sales	$227,980	$43,112	$271,092	$250,870	$49,872	$300,742
Direct (loss) profit	(2,576)	(1,874)	$(4,450)	31,010	10,784	$41,794

	Twenty-Six Weeks Ended
	July 30, 2011			July 31, 2010
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
	(In thousands)
Net sales	$468,735	$103,667	$572,402	$508,443	$112,960	$621,403
Direct profit	13,784	14,323	$28,107	82,473	30,592	$113,065

Direct (loss) profit is calculated as net sales less cost of goods sold and direct expenses such as certain payroll, occupancy and other direct costs. The following reconciles direct (loss) profit to (loss) income from continuing operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010. Indirect expenses include unallocated corporate overhead and related expenses.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(In thousands)
Direct (loss) profit	$(4,450)	$41,794	$28,107	$113,065
Less: Indirect expenses	28,571	29,904	54,811	69,504
Restructuring charges	1,005	112	3,270	5,071
Merger-related costs	—	3,050	885	26,863

Operating (loss) income	(34,026)	8,728	(30,859)	11,627
Interest expense, net	2,552	6,349	4,580	14,763

(Loss) income before taxes	(36,578)	2,379	(35,439)	(3,136)
Income tax expense	776	1,858	1,007	3,439

(Loss) income from continuing operations	$(37,354)	$521	$(36,446)	$(6,575)

16. Subsequent Events
Stockholder Rights Plan
Effective August 1, 2011, the Company’s Board of Directors unanimously voted to adopt a stockholder rights plan, dated August 1, 2011, between the Company and Computershare Trust Company, N.A., as rights agent, (the “Rights Plan”) and directed the issuance, and declared a dividend of one common share purchase right (a “Right” and collectively, the “Rights”) for each outstanding share of common stock, par value of $0.01 per share, of the Company outstanding as of the close of business on August 12, 2011. Initially, no separate certificate representing the Rights will be issued.
Under the Rights Plan, the Rights would be distributed upon the earlier to occur of (i) the tenth business day following a public announcement indicating that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 10.0% or more of the Company’s outstanding common stock or such earlier date as a majority of the Board of Directors becomes aware of such acquisition or (ii) the tenth business day (or such later date as the Board of Directors may determine prior to such time as any person or group becomes an Acquiring Person) following the commencement of, or first public announcement of an intention to commence, a tender or exchange offer the consummation of which would result in a person or group becoming the beneficial owner of 10.0% or more of the then outstanding common stock (the “Distribution Date”). The Rights are not exercisable until the Distribution Date. After the Distribution Date, each Right will entitle the holder to purchase from the Company one share of common stock at a purchase price of $24.00 per common share (the “Purchase Price”), subject to adjustment. Following the existence of an Acquiring Person, all Rights that are, or were beneficially owned by any Acquiring Person will be null and void.
If a person or group becomes an Acquiring Person (with certain limited exceptions), each holder of a Right will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, other securities of the Company, cash or assets of the Company) having a value equal to two times the Purchase Price. Also, in the event at any time after a person becomes an Acquiring Person, if the Company consolidates or merges with any other person or engages in other specified transactions, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price. At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50.0% or more of the outstanding common stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of common stock per Right (subject to adjustment).
On August 1, 2021, the Rights Plan will terminate automatically and the Rights will expire, unless this date is amended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described in the agreement. The foregoing is a general summary and is qualified in its entirety by reference to the detailed terms and conditions set forth in the Rights Plan.
Trade Payables Arrangement
On September 1, 2011, the Company entered into an arrangement with its exclusive global apparel sourcing agent, whereby the Company will be able to extend payment terms for merchandise purchases sourced by its exclusive agent. Under this arrangement, the Company’s sourcing agent will settle the Company’s merchandise accounts payable with the vendors organized under the buying agency agreement as they become due and extend the Company’s payment obligation an additional 30 days, at which time the Company will be obligated to reimburse its sourcing agent the full amount of merchandise accounts payable due and pay accrued fees. The amount of payables due under this arrangement is not to exceed $50.0 million at any time. Fees are calculated and payable monthly on amounts outstanding under this arrangement at a rate of 1.0% per month. Additional fees may be charged on amounts overdue under this arrangement at a rate of 2.0% per month, calculated on a daily basis. This arrangement will become effective for amounts that are or become due beginning on September 1, 2011 and continue until February 29, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and its sourcing agent. This arrangement is subject to suspension or earlier termination as provided in the arrangement, including any termination by the Company’s sourcing agent upon 28 days notice at any time. In addition, the Company’s sourcing agent has agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under the buying agency agreement for certain future merchandise purchases, which may be suspended at the discretion of the sourcing agent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Talbots, Inc. (“we,” “us,” “our,” “Talbots” or the “Company”) is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand. The Talbots brand vision is “tradition transformed” and focuses on honoring the classic heritage of our brand while emphasizing a relevant and innovative approach to style that is both modern and timeless. We have two primary sales channels: stores and direct marketing, which consists of our Internet business, at www.talbots.com, our catalog business and our in-store red-line phones. As of July 30, 2011, we operated 549 stores in the United States and 17 stores in Canada. We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended July 30, 2011 and July 31, 2010 are referred to as the second quarter of 2011 and 2010, respectively. Unless the context indicates otherwise, all references herein to the Company, we, us and our, include the Company and its wholly-owned subsidiaries.
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
Management Overview
This year continues a transition period for the Company as we proceed with the implementation of our key strategic initiatives. In the twenty-six weeks ended July 30, 2011, we marked the following progress in the execution of these initiatives:
•	We approved the acceleration of our store rationalization plan, identifying approximately 110 locations, including full stores and attached store concepts, for closure, including 15 to 20 locations as consolidation or downsizing opportunities. Through July 30, 2011, we closed 17 locations, including 15 full stores, under this plan and expect to close an additional 66 locations over the remainder of fiscal 2011. As a result of the acceleration of this plan, we reassessed the recoverability of the assets of the stores included in this plan, recording an associated impairment of store assets of $1.2 million. We expect to incur approximately $14.0 million in related restructuring charges over the two year term of this plan. Through July 30, 2011, we recorded $3.3 million in restructuring charges, primarily consisting of lease exit, severance and related costs incurred under this plan.

•	We completed the full rebuild of two additional stores under our store re-image initiative and progressed with renovations of an additional 32 locations, completing interior paint and fixture refreshes in the second quarter of 2011 and expecting to complete exterior renovations of these locations in the third quarter of 2011. Further, in the second half of the year, we expect to complete renovations of an additional 15 locations selected through review of our real estate portfolio, including renovations and updates required by our store lease agreements. By the end of fiscal 2011, we expect to have completed re-image renovations and updates at approximately 70 locations, representing approximately 0.5 million selling square feet or 15.0% of our remaining store base. Although we have renovated only a limited number of stores to-date, these locations, particularly our renovated premium stores, have, on average, outperformed the comparable store base to-date in terms of customer traffic and sales statistics. This initiative accounted for $7.0 million in capital expenditures year-to-date. Going forward, we will continue to evaluate the results achieved by our renovated stores as well as the scope and execution of any future phases of our store re-image initiative.

•	We continued the process of upgrading our information technology systems under our three-year information technology systems strategic plan, advancing the development of our merchandise financial planning, assortment planning and allocation and accounting and financial systems, with our JDA allocation tool and Oracle store clustering tool launching in the second quarter of 2011 and two key systems targeted to launch in the second half of the year. This strategic plan accounted for $3.3 million in capital expenditures year-to-date.

•	Our enhanced, coordinated marketing campaign progressed with the launch of our spring 2011 national advertising campaign, representing an incremental $2.7 million in marketing expenses year-over-year; however, in the twenty-six weeks ended July 30, 2011, we experienced a slight decrease in our customer database. We expect that these brand building efforts will take time to gain traction and translate into increased customer base, customer traffic and net sales. In the second half of fiscal 2011, we expect to continue to invest in our national campaigns, while allocating a portion of our planned marketing spend to targeted customer transfer and retention efforts in key markets impacted by our store rationalization plan and brand building advertising through additional media.

•	Allocation of product to our stores continued along our segmentation strategy, as we continued to refine the mix and assortment of merchandise across the store categories and adjusted the store category classification of certain store locations, where appropriate, increasing the allocation of premium fashion product across our store base. The refinement of this allocation and these classifications will continue, with the largest increase in the allocation of premium fashion product targeted for the second half of the year, as we evaluate the results of this strategy and as we progress through our store rationalization plan.

•	We continued the expansion of our upscale outlets, opening 13 new locations year-to-date and ending the period with 39 upscale outlets compared to 22 upscale outlets at July 31, 2010. We continue to be encouraged by our customers’ response to these locations, which have generated positive comparable sales results quarter and year-to-date in 2011, and expect to open approximately five additional upscale outlets over the remainder of fiscal 2011. This expansion accounted for $4.3 million in capital expenditures year-to-date.
Our first half of fiscal 2011 was difficult as we sought to clear slow-moving spring and summer merchandise that did not resonate with our customer through aggressive promotional activity across all sales channels. Accordingly, our year-to-date net sales were down 7.9% year-over-year, and our gross profit margins were down 960 basis points year-over-year. These challenges were faced across both segments, with stores and direct marketing reporting declines in net sales and, for the second quarter of 2011, direct losses from operations. We ended the quarter with merchandise inventories of $163.9 million, an increase of 25.8% compared to the same period of the prior year, due primarily to changes in the composition of merchandise inventories on-hand, which include higher levels of second quarter deliveries at July 30, 2011 compared to the same period of the prior year, and increased product costs, with merchandise inventory units approximately flat year-over-year.
Going forward, we have made adjustments to our fall and winter merchandise to include a more balanced assortment of classic styles. Further, we are expanding the range of our marketing to include additional media in the second half of the year, while continuing our national print campaign and targeted direct marketing. Despite these changes, we expect that we may continue to face challenges as we continue to work to evolve our merchandise assortment, strengthen our customer retention and customer acquisition focused marketing initiatives and manage rising product costs, in what we expect may be a difficult period of U.S. consumer confidence.
The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	76.6%	65.1%	70.2%	60.6%
Selling, general and administrative	35.6%	31.0%	34.3%	32.4%
Restructuring charges	0.4%	0.0%	0.6%	0.8%
Impairment of store assets	0.0%	0.0%	0.2%	0.0%
Merger-related costs	0.0%	1.0%	0.1%	4.3%
Operating (loss) income	(12.6)%	2.9%	(5.4)%	1.9%
Interest expense, net	0.9%	2.1%	0.8%	2.4%
(Loss) income before taxes	(13.5)%	0.8%	(6.2)%	(0.5)%
Income tax expense (benefit)	0.3%	0.6%	0.2%	0.6%
(Loss) income from continuing operations	(13.8)%	0.2%	(6.4)%	(1.1)%

Net Sales
The following is a comparison of net sales for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 30,	July 31,		July 30,	July 31,
	2011	2010	Decrease	2011	2010	Decrease
	(In millions)			(In millions)
Net store sales	$228.0	$250.8	$(22.8)	$468.8	$508.4	$(39.6)
Net direct marketing sales	43.1	49.9	(6.8)	103.6	113.0	(9.4)

Total	$271.1	$300.7	$(29.6)	$572.4	$621.4	$(49.0)

Our net sales results for the thirteen and twenty-six weeks ended July 30, 2011 reflect a $24.0 million, or 10.4%, decrease and a $45.3 million, or 8.9%, decrease in consolidated comparable sales compared to the same periods of the prior year, respectively.
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
Comparable stores are those stores, excluding surplus outlets and stores designated for closure, consolidation or downsizing under our store rationalization plan, which are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15.0%, the store is excluded from the computation of comparable store metrics for a period of 13 full months. Consolidated comparable sales include sales of comparable stores as well as direct marketing sales.
Store Sales
Net store sales for the thirteen and twenty-six weeks ended July 30, 2011 reflect a $21.0 million, or 11.1%, decrease and a $38.2 million, or 9.6%, decrease in comparable store sales compared to the same periods of the prior year, respectively. These decreases are primarily due to weaker than anticipated customer response to our spring and summer merchandise assortment, which was subject to significant promotional activity in the period in order to clear these slower-moving goods, with second quarter of 2011 average unit retail and dollars per transaction significantly reduced year-over-year. While store traffic continued to trend down, this promotional activity drove improved conversion rates, resulting in only slight declines in the number of transactions, units per transaction and units sold year-over-year.
Sales metrics for comparable stores for the second quarter of 2011 were as follows: customer traffic decreased 5.3% year-over-year, yet the rate of converting traffic increased 3.9%, contributing to a 1.6% decrease in the number of transactions per store. Units per transaction were down 1.2% which, combined with a 9.4% decrease in average unit retail, contributed to a 10.4% decrease in dollars per transaction over the comparable fiscal 2010 period.
Sales metrics for comparable stores for the twenty-six weeks ended July 30, 2011 were as follows: customer traffic decreased 5.7% year-over-year, yet the rate of converting traffic to transactions increased 0.4%, contributing to a 5.3% decrease in the number of transactions per store. Units per transaction were down 1.3% which, combined with a 3.9% decrease in average unit retail, contributed to a 5.1% decrease in dollars per transaction over the comparable fiscal 2010 period.
Direct Marketing Sales
Direct marketing sales in the second quarter of 2011 decreased 13.6% compared to the second quarter of 2010 while the percentage of our net sales derived from direct marketing decreased slightly from 16.6% in the second quarter of 2010 to 15.9% in the second quarter of 2011. Our direct marketing sales decrease, in Internet, catalog and red-line phone, is primarily due to weaker than anticipated customer response to our spring and summer merchandise assortment, which was subject to significant promotional activity in the period in order to clear these slower-moving goods, with Internet average order values down 10.4% compared to the second quarter of 2010. Internet sales as a percentage of total direct marketing sales increased to 82.4% in the second quarter of 2011 from 77.6% in the second quarter of 2010 driven by increases in traffic and transaction counts.

Year-to-date direct marketing sales decreased 8.2% compared to the same period of the prior year, driven by weaker than anticipated customer response to our spring and summer merchandise assortment, while the percentage of our net sales derived from direct marketing was flat. Year-to-date Internet sales were flat, while Internet sales as a percentage of total direct marketing sales increased to 78.4% in the twenty-six weeks ended July 30, 2011 from 71.5% in the twenty-six weeks ended July 31, 2010, reflecting continued changing trends in consumer purchasing behavior.
Cost of Sales, Buying and Occupancy
The following is a comparison of cost of sales, buying and occupancy for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 30,	July 31,		July 30,	July 31,
	2011	2010	Increase	2011	2010	Increase
	(In millions)			(In millions)
Cost of sales, buying and occupancy	$207.7	$195.8	$11.9	$401.7	$376.6	$25.1
Percentage of net sales	76.6%	65.1%	11.5%	70.2%	60.6%	9.6%
In the second quarter of 2011, net sales declines of $29.6 million combined with cost of sales, buying and occupancy increases of $11.9 million, resulting in an 1150 basis point decline in gross profit margin to 23.4% from 34.9% in the second quarter of 2010. This decline in gross profit margin was driven by deterioration in our merchandise margin, which was down 950 basis points, due to aggressive markdown and promotional pressure on our sales as we sought to clear slower-moving merchandise and better align our inventory levels with sales trends, ending the quarter with merchandise inventory units approximately flat year-over-year. Occupancy expenses, though reduced year-over-year through declines in depreciation expense, increased 100 basis points as a percentage of net sales due to negative leverage from the decline in net sales. Buying expenses as a percentage of net sales increased 100 basis points.
Year-to-date in 2011, net sales declines of $49.0 million combined with cost of sales, buying and occupancy increases of $25.1 million, resulting in a 960 basis point decline in gross profit margin to 29.8% from 39.4% in the same period of the prior year. Year-to-date declines in gross profit margin are consistent with second quarter of 2011 trends in gross profit margin, with aggressive markdown and promotional pressure on our sales having the greatest impact. The decline was driven by deterioration in merchandise margin, which was down 900 basis points. Occupancy and buying expenses, though reduced year-over-year, increased 40 basis points and 20 basis points as a percentage of net sales, respectively, due to negative leverage from the decline in net sales.
Going forward, we expect gross profit margins to continue to be impacted by markdown and promotional activity, changes to our mix of product and higher raw material and labor costs.
Selling, General and Administrative
The following is a comparison of selling, general and administrative for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 30,	July 31,		July 30,	July 31,	(Decrease)
	2011	2010	Increase	2011	2010	Increase
	(In millions)			(In millions)
Selling, general and administrative	$96.4	$93.1	$3.3	$196.2	$201.2	$(5.0)
Percentage of net sales	35.6%	31.0%	4.6%	34.3%	32.4%	1.9%
Selling, general and administrative in the second quarter of 2011 increased 3.6% when compared to the second quarter of 2010, primarily due to incremental marketing expenses and year-over-year decreases in finance charge income from our Talbots credit card. Incremental marketing expenses primarily include costs associated with the production and circulation of an additional sale catalog, when compared to the prior year period, as well as increased web photography. Decreases in finance charge income are attributable to both regulatory changes in the administration of credit card charges to customers as well as declines in the level of Talbots credit card sales, correlated to our overall sales decline. Year-to-date in 2011, these incremental costs and loss of income have been offset by reductions in certain components of performance-based management incentive compensation.
We expect selling, general and administrative expenses in the second half of the year to increase year-over-year as we increase our investment in our marketing initiatives and anniversary a $6.3 million adjustment related to gift card breakage income recorded in the prior year.
Restructuring Charges
The following is a comparison of restructuring charges for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 30,	July 31,		July 30,	July 31,
	2011	2010	Increase	2011	2010	Decrease
	(In millions)			(In millions)
Restructuring charges	$1.0	$0.1	$0.9	$3.3	$5.1	$(1.8)
Percentage of net sales	0.4%	0.0%	0.4%	0.6%	0.8%	(0.2)%
Restructuring charges incurred year-to-date in 2011 primarily include lease exit, severance and related costs incurred under our store rationalization plan, whereas restructuring charges incurred year-to-date in 2010 primarily relate to the consolidation of our Madison Avenue, New York flagship location. We expect to record total restructuring charges of approximately $14.0 million, comprised of lease exit and related costs, through fiscal 2013 related to our announced store rationalization plan.
Impairment of Store Assets
We regularly monitor the performance and productivity of our store portfolio. When we determine that a store is underperforming or is to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. When a store is identified for impairment analysis, we estimate the fair value of the store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results and management’s knowledge and expectations. These estimates are affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. In the twenty-six weeks ended July 30, 2011, we recorded an impairment of store assets of $1.2 million, triggered by our store rationalization plan. No impairment of store assets was recorded in the thirteen weeks ended July 30, 2011 or July 31, 2010. Insignificant store impairments were recorded in the twenty-six weeks ended July 31, 2010.
Merger-Related Costs
In the twenty-six weeks ended July 30, 2011 and July 31, 2010, we incurred $0.9 million and $26.9 million, respectively, of merger-related costs in connection with our acquisition of BPW. These costs primarily consist of investment banking, professional services fees and an incentive award given to certain executives and members of senior management as a result of the closing of this transaction.
Goodwill and Other Intangible Assets
We evaluate goodwill and trademarks for impairment on an annual basis at the reporting unit level on the first day of each fiscal year, and more frequently if events occur or circumstances change which suggest that the goodwill or trademarks should be evaluated. We performed our annual impairment tests for fiscal 2011 and fiscal 2010 as of January 30, 2011 and January 31, 2010, respectively, using a combination of an income approach and market value approach. These tests contemplate our market value, operating results and financial position, forecasted operating results, industry trends, market uncertainty and comparable industry multiples. As a result of these analyses, we determined that no impairment of our goodwill or trademarks existed. We did not identify any events or circumstances through the second quarter of 2011 which suggested that the goodwill or trademarks should be re-evaluated. We continue to monitor events and circumstances that may require goodwill and trademarks to be evaluated including the recent volatility in our market capitalization.
Interest Expense, net
The following is a comparison of net interest expense for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 30,	July 31,		July 30,	July 31,
	2011	2010	Decrease	2011	2010	Decrease
	(In millions)			(In millions)
Interest expense, net	$2.6	$6.3	$(3.7)	$4.6	$14.8	$(10.2)
Net interest expense for the thirteen weeks ended July 30, 2011 decreased from the same period in 2010 primarily due to reductions in the amount of tax-related interest expense recorded in the respective periods. In the thirteen weeks ended July 31, 2010, tax-related interest expense recorded in connection with discrete tax items in the quarter contributed more than half of total net interest expense in the period whereas no similar discrete tax adjustments were recorded in the second quarter of 2011. Year-over-year, second quarter debt-related interest expense was flat as comparative increases in our weighted average debt outstanding, from $80.8 million in the second quarter of 2010 to $100.4 million in the second quarter of 2011, were largely offset by comparative declines in our effective interest rate, from 5.0% in the second quarter of 2010 to 3.6% in the second quarter of 2011. Reductions in our effective interest rate, year-over-year, are primarily due to negotiated interest rate reductions, as described in Liquidity and Capital Resources.
Net interest expense for the twenty-six weeks ended July 30, 2011 decreased from the same period of the prior year due to reductions in tax-related interest expense as well as debt-related interest expense with the weighted average debt outstanding decreasing from $233.8 in the twenty-six weeks ended July 31, 2010 to $89.8 million in the twenty-six weeks ended July 30, 2011 and effective interest rates decreasing from 5.9% year-to-date in 2010 to 3.6% year-to-date in 2011.
Income Tax Expense
The following is a comparison of income tax expense for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 30,	July 31,		July 30,	July 31,
	2011	2010	Decrease	2011	2010	Decrease
	(In millions)			(In millions)
Income tax expense	$0.8	$1.9	$(1.1)	$1.0	$3.4	$(2.4)
For the twenty-six weeks ended July 30, 2011 and July 31, 2010, our effective income tax rate, including discrete items, was (2.8%) and (109.7%), respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. Income tax expense for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 was impacted primarily by changes in estimates related to previously existing uncertain tax positions based on new information.
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

The income (loss) from discontinued operations for the thirteen and twenty-six weeks ended July 30, 2011 include on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses, offset by favorable adjustments to other assets and lease liabilities including the first quarter 2011 settlement of one of the two remaining J. Jill store leases. The income from discontinued operations for the thirteen and twenty-six weeks ended July 31, 2010 is primarily comprised of favorable adjustments to estimated lease liabilities including the second quarter 2010 settlement of a portion of the vacant Quincy, Massachusetts office space previously used for the J. Jill business and the first quarter 2010 settlement of four leases of the retained and closed J. Jill retail locations. The results for the thirteen and twenty-six weeks ended July 31, 2010 also include favorable adjustments to other assets, partially offset by on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses.
Liquidity and Capital Resources
This year continues a transition period for the Company as we continue to implement our transformation and turnaround strategy. The success of our strategy and, accordingly, our ability to generate improved results and cash from operations depend upon our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis, effectively manage our costs, regularly access adequate sources of liquidity to satisfy our working capital and other operating cash requirements at all times and successfully fund and execute our operating and strategic initiatives.
We primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings and debt, interest and other payment requirements through cash generated by operations, our existing credit facility and credit from vendors. We seek to manage borrowing and availability under our Credit Facility by monitoring the timing of inventory commitments, inventory receipts and vendor payments. Our Credit Facility extends through October 7, 2013, subject to earlier termination as set forth in the agreement.
Our first half of fiscal 2011 was difficult with net sales, gross margins and operating loss significantly impacted by lackluster response to our merchandise which we aggressively promoted and marked down in order to realign our inventory position for the second half of the year. Accordingly, our cash flows from operations were negatively affected by these operating results, with net cash used in operating activities of $39.1 million in the twenty-six weeks ended July 30, 2011, compared to cash provided by operating activities of $10.6 million in the same period of the prior year.
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
Further in connection with the consummation and closing of the BPW merger, we executed a senior secured revolving credit agreement with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permits us to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of all reserves as specifically set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. In addition, under and subject to the terms of the facility, the lenders also have the right to establish certain additional reserves against borrowing availability if the lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary. Loans made pursuant to this agreement carry interest, at our election, at either (a) the three-month LIBOR plus 3.0% to 3.5%, depending on certain availability thresholds or (b) the base rate plus 2.0% to 2.5%, depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. Interest on borrowings is payable monthly in arrears. We pay a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the agreement, as amended. As of July 30, 2011, our effective interest rate was 3.8%, and we had additional borrowing availability of up to $60.6 million.
Amounts are borrowed and repaid on a daily basis through a control account arrangement. Cash received from customers is swept on a daily basis into a control account in the name of the agent for the lenders. Subject to the terms of the agreement, we are permitted to maintain a certain amount of cash in disbursement accounts, including certain amounts to satisfy our current liabilities incurred in the ordinary course of our business. Amounts may be borrowed and re-borrowed, subject to the satisfaction or waiver of all borrowing conditions, including, without limitation, perfected liens on collateral, accuracy of all representations and warranties, the absence of a default or an event of default and other borrowing conditions, all subject to certain exclusions as set forth in the agreement. We require sufficient borrowing capacity under our Credit Facility for our working capital and other cash needs. Our borrowing availability under the Credit Facility will fluctuate during the course of the year, due to, among other reasons, seasonal changes in our levels of inventory and accounts receivable as well as changes in third party appraisal values of our inventory and accounts receivable.
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
We may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting us, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, making loans and investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due, failure to perform or comply with the provisions or covenants of the agreement, an event of default on other third party obligations and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of our securities, the replacement of a majority of our Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). Should we default in our obligations under the Credit Facility, the lender could declare an event of default, terminate borrowing under the facility and declare all indebtedness under the facility immediately due and payable, and if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness. The agreement does not contain any financial covenant tests.

We and the lenders have entered into a letter of credit sub-facility under our Credit Facility pursuant to which the lenders will provide either documentary or standby letters of credit, at our request, to various beneficiaries on the terms set forth in the applicable agreement, subject to any applicable limitations set forth in the Credit Facility.
The Credit Facility, under which $83.9 million was outstanding at July 30, 2011, was our only outstanding debt agreement at July 30, 2011. Further at July 30, 2011, we had $12.0 million in outstanding letters of credit related to merchandise purchases and additional letter of credit availability of up to $13.0 million under the letter of credit sub-facility which is included as part of our total additional borrowing availability under the Credit Facility, subject to all borrowing capacity restrictions included under the facility.
Subject to all conditions as set forth in the Credit Facility including the Credit Facility lenders’ satisfaction with the terms of any proposed term loan and with an inter-creditor agreement with the term loan lender, we have the ability to obtain a term loan agreement in an aggregate principal amount not to exceed $50.0 million, subject to certain limitations, which may be secured by certain of our intellectual property and real estate.
Outlook
We expect that our primary uses of cash in the next twelve months will be concentrated in funding operations, strategic initiatives and working capital needs. Additionally, we may be required to make payments over the next twelve months regarding certain tax matters which have been subject to appeal and are pending final resolution and the outcome of potential negotiations.
We primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings and debt, interest and other payment requirements through cash generated by operations, our existing credit facility and credit from vendors.
In light of our operating performance in the first half of fiscal 2011 and in order to increase the level and flexibility of cash available for funding operations and working capital needs, we have planned reductions in our capital expenditures for the remainder of the fiscal year and will continue to seek opportunities to reduce spending and improve upon our overall cost structure. We are working to improve our net sales and productivity with certain of our strategic initiatives. These initiatives are all in their early stages, and the benefits anticipated from these strategic initiatives may take longer than expected to be realized. Going forward, we remain committed to taking actions intended to improve our liquidity and operating results.
In addition, as part of our operating plan and in order to seek to increase the level and flexibility of cash available for funding operations and working capital needs, we have negotiated an arrangement with our exclusive global apparel sourcing agent, whereby we will be able to extend our payment terms for merchandise purchases sourced by our exclusive agent. Under this arrangement, our sourcing agent will settle our merchandise accounts payable with the vendors organized under our buying agency agreement as they become due and extend our payment obligation an additional 30 days, at which time we will be obligated to reimburse our sourcing agent the full amount of merchandise accounts payable due and pay accrued fees. The amount of payables due under this arrangement is not to exceed $50.0 million at any time. Fees are calculated and payable monthly on amounts outstanding under this arrangement at a rate of 1.0% per month. Additional fees may be charged on amounts overdue under this arrangement at a rate of 2.0% per month, calculated on a daily basis. This arrangement will become effective on September 1, 2011 and continue until February 29, 2012, with an option to renew for an additional six month period upon the mutual agreement of Talbots and its sourcing agent. This arrangement is subject to suspension or earlier termination as provided in the arrangement, including any termination by the sourcing agent upon 28 days notice at any time. In addition, our sourcing agent has agreed to extend letters of credit, on our behalf and at our request, to vendors organized under our buying agency agreement for certain future merchandise purchases, which may be suspended at the discretion of the sourcing agent.
Our cash and cash equivalents were $7.1 million and working capital was $48.7 million as of July 30, 2011. Based on our assumptions, including achieving our internal forecast and operating plan for improved net sales, operating results and cash flows for the next twelve months, our anticipated borrowing availability under the Credit Facility, our anticipated credit from vendors and our sourcing agent and the improvements to the Company’s capital composition as a result of the BPW Transactions, we anticipate that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months. This expectation depends upon our future operating performance, the achievement of our operating plan and internal forecast, including the absence of any unforeseen cash requirements, our expected borrowing availability, the continued support of our vendors and sourcing agent at existing levels and the absence of any significant deterioration in economic conditions.

Our operating plan for the second half of fiscal 2011 and thereafter contemplates significant improvements in our net sales, operating results and cash flows from operations when compared to our results of the first half of fiscal 2011. Our ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimate of future performance which we cannot assure. As a result, we cannot assure that cash flows and other sources of liquidity will at all times be sufficient for our cash requirements. We will continue to monitor our performance and liquidity, and if we believe operating results will be below our expectations or we determine at any time that it is appropriate or necessary to obtain additional liquidity, we will take further steps intended to improve our financial position, such as by modifying our operating plan, further reducing costs and adjusting cash spend or evaluating alternatives and opportunities to obtain additional sources of liquidity. We cannot assure that these actions would be sufficient or available or, if available, available on favorable terms.
Cash Flows
The following is a summary of cash flows from continuing operations for the twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2011	2010
	(In millions)
Net cash (used in) provided by operating activities	$(39.1)	$10.6
Net cash (used in) provided by investing activities	(19.1)	327.1
Net cash provided by (used in) financing activities	56.1	(441.1)
Cash (used in) provided by operating activities
Cash used in operating activities was $39.1 million during the twenty-six weeks ended July 30, 2011 compared to net cash provided by operating activities of $10.6 million during the twenty-six weeks ended July 31, 2010. Cash used in operating activities in the twenty-six weeks ended July 30, 2011 is the result of a loss in the year-to-date period excluding non-cash items, combined with cash used in working capital changes, whereas cash provided by operating activities in the twenty-six weeks ended July 31, 2010 is the result of earnings excluding non-cash items in the period-to-date, partially offset by cash used in working capital changes. The $49.6 million comparative decrease in cash from operating activities is largely due to a $40.1 million reduction in earnings (loss) excluding non-cash items and is combined with a $9.5 million increase in cash used in working capital changes, principally, increases in merchandise inventories, largely due to changes in our mix of merchandise inventories on-hand and increased costs associated with our future season merchandise, and increases in prepaid and other current assets, due to the timing of our quarter-end date in relation to monthly prepaid rent.
Cash (used in) provided by investing activities
Cash used in investing activities relates solely to purchases of property and equipment in both periods presented. Cash used for additions to property and equipment during the twenty-six weeks ended July 30, 2011 was $19.2 million compared to $5.9 million during the twenty-six weeks ended July 31, 2010. This increased level of capital expenditures in 2011 reflects our progress in the roll-out of our store re-image initiative, investments in our information technology systems and the expansion of our upscale outlets, with 13 new locations opening in the twenty-six weeks ended July 30, 2011.
Cash provided by investing activities of $333.0 million during the twenty-six weeks ended July 31, 2010 represents cash and cash equivalents acquired in the merger with BPW on April 7, 2010. See Merger with BPW and Related Financing Transactions for further information regarding this transaction.
Cash provided by (used in) financing activities
Cash provided by financing activities was $56.1 million during the twenty-six weeks ended July 30, 2011 compared to cash used in financing activities of $441.1 million during the twenty-six weeks ended July 31, 2010. This change is primarily correlated to an outstanding debt increase in the twenty-six weeks ended July 30, 2011 compared to an outstanding debt reduction in the twenty-six weeks ended July 31, 2010, which reflects the full repayment of $486.5 million in related party debt under the BPW Transactions. Net borrowings in both periods presented were made under our Credit Facility. The increase in the amount outstanding under the Credit Facility at July 30, 2011, compared to the same period of the prior year, corresponds to the reduction in cash flows from operations in the comparative periods. Refer to Merger with BPW and Related Financing Transactions for additional information regarding this facility.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends Accounting Standards Codification (“ASC”) 220, Comprehensive Income, by requiring entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The items that must be reported in other comprehensive income were not changed. ASU 2011-05 will be effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. We are evaluating our presentation options under this ASU; however these changes are not expected to impact the consolidated financial statements other than the change in presentation.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends ASC 820, Fair Value Measurement, by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied. ASU 2011-04 will be effective for us for interim and annual periods beginning after December 15, 2011 and must be applied prospectively. We are evaluating the impact that this ASU may have on our consolidated financial statements, if any.
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
Contractual Obligations
There were no material changes to our contractual obligations during the twenty-six weeks ended July 30, 2011. For a complete discussion of our contractual obligations, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K.

Forward-looking Information
This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “projected,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “intend,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future net sales, margins and other future financial performance and results, achievement of operating plan or forecasts for future periods, sources and availability of credit and liquidity, future cash flows and cash needs, success and results of strategic initiatives and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our internal operating plan, regular-price, promotional and markdown selling, operating cash flows, liquidity and sources and availability of credit for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:
•	the ability to successfully increase our customer traffic and the success and customer acceptance of our merchandise offerings in our stores, on our website and in our catalogs;

•	the risks associated with our efforts to successfully implement, adjust as appropriate and achieve the benefits of our current strategic initiatives including store segmentation, store re-imaging, store rationalization, enhanced marketing, information technology reinvestments, upscale outlet expansion and any other future initiatives that we may undertake;

•	the ability to achieve our operating and strategic plans for operating results, working capital and cash flows;

•	the ability to access on satisfactory terms, or at all, adequate financing and other sources of liquidity, as and when necessary, to fund our continuing operations, working capital needs, strategic initiatives and other cash needs, and to obtain further increases in our Credit Facility or obtain other or additional credit facilities or other internal or external liquidity sources if cash flows from operations or other capital resources are not sufficient for our cash requirements at any time or times;

•	the satisfaction of all borrowing conditions under our Credit Facility including accuracy of all representations and warranties, no defaults or events of default, absence of material adverse effect or change and all other borrowing conditions;

•	the risks associated with our efforts to maintain our traditional customer and expand to attract new customers;

•	the risks associated with competitive pricing pressures and the current increased promotional environment;

•	the risks associated with our on-going efforts to adequately manage the increase in various input costs, including increases in the price of raw materials, higher labor costs in countries of manufacture and any significant increases in the price of fuel, which impacts our freight costs;

•	the continuing material impact of the U.S. economic environment on our business, continuing operations, liquidity and financial results, including any negative impact on consumer discretionary spending, substantial loss of household wealth and savings and continued high unemployment levels;

•	the ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with acceptable payment terms and the risk that suppliers could require earlier or immediate payment or other security due to any payment concerns;

•	the ability to attract and retain talented and experienced executives that are necessary to execute our strategic initiatives;

•	the ability to accurately estimate and forecast future regular-price, promotional and markdown selling and other future financial results and financial position;

•	the risks associated with our appointment of an exclusive global merchandise buying agent, including that the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected and the risk that upon any cessation of the relationship, for any reason, we would be unable to successfully transition to an internal or other external sourcing function;

•	the risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any impact to or disruption in our supply of merchandise;

•	the ability to successfully execute, fund and achieve the expected benefits of our supply chain initiatives;

•	any significant interruption or disruption in the operation of our distribution facility or the domestic and international transportation infrastructure;

•	the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;

•	any future store closings and the success of and necessary funding for closing underperforming stores;

•	the ability to reduce spending as needed;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	the risk of impairment of goodwill and other intangible or long-lived assets;

•	the risk associated with our efforts in transforming our information technology systems to meet our changing business systems and operations;

•	the risks associated with any further decline in our stock price, including satisfaction of NYSE continued listing criteria which requires the average closing price of our common stock to be greater than $1.00 over 30 consecutive trading days and minimum levels of market capitalization; and

•	the risks and uncertainties associated with the outcome of current and future litigation, claims, tax audits and tax and other proceedings and the risk that actual liabilities, assessments or other financial impact will exceed any estimated, accrued or expected amounts or outcomes.
All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our continuing operations and our future financial results, cash flows, available credit, prospects and liquidity. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report which modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.
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
At July 30, 2011, we had outstanding variable rate borrowings of $83.9 million under our Credit Facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have resulted in additional expense of approximately $0.1 million for the quarter ended July 30, 2011. Our Pension Plan assets are generally invested in readily-liquid investments, primarily equity and debt securities. Generally, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan.

We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 17 stores in Canada as of July 30, 2011. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 30, 2011.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, on February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of Talbots common stock from December 8, 2009 through and including January 11, 2011, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought, among other things, damages and costs and expenses. On July 27, 2011, the lead plaintiff filed an amended complaint which continues to assert claims under Sections 10(b) and 20(a) alleging certain false and misleading statements and alleged omissions related to Talbots’ financial condition, inventory management and business prospects. The amended complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. We believe that these claims are without merit and intend to defend against them vigorously. At this time, we cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.
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
We are subject to tax in various domestic and international jurisdictions and, as a matter of course, are regularly audited by federal, state and foreign tax authorities. During the third quarter of 2009, the Massachusetts Appellate Tax Board (the “ATB”) rendered an adverse decision on certain tax matters of Talbots, which was then affirmed by the Massachusetts Appeals Court on March 29, 2011. On June 8, 2011, the Supreme Judicial Court of Massachusetts denied our request for further appellate review of this case. In order to pursue the original appeal, we were required to make payments to the Massachusetts Department of Revenue on the assessment rendered on those tax matters. As of July 30, 2011, approximately $1.5 million related to this assessment remains to be paid. An additional assessment, relating to a subsequent period, has also been appealed to the ATB covering similar issues. Payment of this assessment has been stayed until our appeals are resolved. These assessments have been adequately reserved in our condensed consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the following risk factors as well as the risk factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, any of which could materially affect our business, operations, financial position or future results. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the condensed consolidated financial statements and related notes included in this Quarterly Report.
Our stockholder rights plan could make it more difficult for a third party to acquire control of our company which could have a negative effect on the price of our common stock.
We adopted a stockholder rights plan which could discourage potential acquisition proposals and could delay or prevent a change in control of our company. These deterrents could also adversely affect the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchase activity under certain equity programs for the thirteen weeks ended July 30, 2011 is set forth below:

			Approximate Dollar Value
	Total Number of	Average Price	of Shares that May Yet Be
	Shares	Paid per	Reacquired Under the
Period	Reacquired (1)	Share	Equity Award Programs (2)
May 1, 2011 through May 28, 2011	13,606	$1.83	$17,030
May 29, 2011 through July 2, 2011	26,364	2.46	16,828
July 3, 2011 through July 30, 2011	9,592	0.30	16,779

Total	49,562	$1.87	$16,779

(1)	We reacquired 23,504 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan at an acquisition price of $0.01 per share.

Our equity program generally requires employees to tender shares in order to satisfy the employee’s tax withholding obligations from the vesting of their restricted stock. During the period, we repurchased 26,058 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average acquisition price of $3.54 per share.

(2)	As of July 30, 2011, there were 1,677,946 shares of nonvested stock that were subject to buyback at $0.01 per share, or $16,779.46 in the aggregate, that we have the option to reacquire if the holders’ employment is terminated prior to vesting.
Item 6. Exhibits
3.1	Amended and Restated By-laws of The Talbots, Inc., effective as of May 19, 2011. (1)

4.1	Rights Agreement, dated as of August 1, 2011, between The Talbots, Inc. and Computershare Trust Company, N.A., as Rights Agent. (2)

10.1	Offer Letter between The Talbots, Inc. and Lesli Gilbert, effective as of June 7, 2011. (3)

10.2	Change in Control Agreement between The Talbots, Inc. and Lesli Gilbert, effective as of June 7, 2011. (3)

10.3	Severance Agreement between The Talbots, Inc. and Lesli Gilbert, effective as of June 7, 2011. (3)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (3)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company, and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company. (3)

101.INS	XBRL Instance Document. (4)

101.SCH	XBRL Schema Document. (4)

101.CAL;	XBRL Calculation Linkbase Document. (4)

101.LAB	XBRL Labels Linkbase Document. (4)

101.PRE	XBRL Presentation Linkbase Document. (4)

101.DEF	XBRL Definition Linkbase Document. (4)

(1)	Incorporated by reference to the Current Report on Form 8-K filed on May 25, 2011.

(2)	Incorporated by reference to the Current Report on Form 8-K filed on August 2, 2011.

(3)	Filed with this Form 10-Q.

(4)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 8, 2011

THE TALBOTS, INC.
By : /s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)