Form 10-Q
period 2011-10-29
TALBOTS INC
filed 2011-12-08
CIK 912263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of December 1, 2011: 70,507,286 shares.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts in thousands except per share data

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	$279,460	$299,099	$851,862	$920,502
Costs and expenses:
Cost of sales, buying and occupancy	186,232	171,395	587,899	548,017
Selling, general and administrative	105,017	106,294	301,239	307,508
Restructuring charges	4,252	245	7,522	5,316
Impairment of store assets	2,067	545	3,284	551
Merger-related costs	—	787	885	27,650

Operating (loss) income	(18,108)	19,833	(48,967)	31,460

Interest:
Interest expense	3,507	2,371	8,122	17,176
Interest income	15	22	50	64

Interest expense, net	3,492	2,349	8,072	17,112

(Loss) income before taxes	(21,600)	17,484	(57,039)	14,348

Income tax expense	542	510	1,549	3,949

(Loss) income from continuing operations	(22,142)	16,974	(58,588)	10,399

Income (loss) from discontinued operations	102	74	(46)	3,222

Net (loss) income	$(22,040)	$17,048	$(58,634)	$13,621

Basic (loss) earnings per share:
Continuing operations	$(0.32)	$0.24	$(0.85)	$0.16
Discontinued operations	—	—	—	0.04

Net (loss) earnings	$(0.32)	$0.24	$(0.85)	$0.20

Diluted (loss) earnings per share:
Continuing operations	$(0.32)	$0.24	$(0.85)	$0.15
Discontinued operations	—	—	—	0.04

Net (loss) earnings	$(0.32)	$0.24	$(0.85)	$0.19

Weighted average shares outstanding:

Basic	69,106	68,424	68,963	64,878

Diluted	69,106	69,442	68,963	66,008

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Amounts in thousands

	October 29,	January 29,	October 30,
	2011	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$19,254	$10,181	$2,384
Customer accounts receivable, net	161,364	145,472	171,059
Merchandise inventories	209,435	158,040	184,699
Deferred catalog costs	5,321	4,184	5,386
Prepaid and other current assets	33,426	33,235	52,085

Total current assets	428,800	351,112	415,613
Property and equipment, net	180,291	186,658	192,115
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Other assets	16,611	19,349	19,523

Total Assets	$737,099	$668,516	$738,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$113,738	$91,855	$96,525
Trade payables financing	39,411	—	—
Accrued liabilities	130,922	137,824	151,281
Revolving credit facility	124,941	25,516	68,751

Total current liabilities	409,012	255,195	316,557

Deferred rent under lease commitments	81,329	93,440	99,278
Deferred income taxes	28,456	28,456	28,456
Other liabilities	88,201	107,839	109,285

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,284,611 shares, 97,247,847 shares and 97,181,614 shares issued, respectively; and 70,511,172 shares, 70,261,905 shares and 70,461,156 shares outstanding, respectively	983	972	972
Additional paid-in capital	867,932	860,819	858,178
Retained deficit	(96,509)	(37,875)	(35,069)
Accumulated other comprehensive loss	(50,897)	(51,216)	(51,130)
Treasury stock, at cost; 27,773,439 shares, 26,985,942 shares and 26,720,458 shares, respectively	(591,408)	(589,114)	(587,879)

Total stockholders’ equity	130,101	183,586	185,072

Total Liabilities and Stockholders’ Equity	$737,099	$668,516	$738,648

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Amounts in thousands

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(58,634)	$13,621
(Loss) income from discontinued operations	(46)	3,222

(Loss) income from continuing operations	(58,588)	10,399
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	41,513	46,897
Stock-based compensation	6,688	11,485
Amortization of debt issuance costs	1,627	2,551
Impairment of store assets	3,284	551
(Gain) loss on disposal of property and equipment	(294)	229
Deferred rent	(11,776)	(8,093)
Gift card breakage income	(399)	—
Changes in assets and liabilities:
Customer accounts receivable	(15,876)	(7,428)
Merchandise inventories	(51,383)	(41,870)
Deferred catalog costs	(1,137)	1,299
Prepaid and other current assets	(1,090)	(5,402)
Due from related party	—	959
Income tax refundable	—	2,006
Accounts payable	19,930	(7,621)
Accrued liabilities	(5,635)	10,634
Other assets	1,111	(530)
Other liabilities	(18,715)	(24,148)

Net cash used in operating activities	(90,740)	(8,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(34,843)	(18,739)
Proceeds from disposal of property and equipment	341	15
Cash acquired in merger with BPW Acquisition Corp.	—	332,999

Net cash (used in) provided by investing activities	(34,502)	314,275

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	1,391,400	1,185,238
Payments on revolving credit facility	(1,291,975)	(1,116,487)
Payments on related party borrowings	—	(486,494)
Change in trade payables financing, net	39,411	—
Payment of debt issuance costs	—	(6,080)
Payment of equity issuance costs	—	(3,594)
Proceeds from warrants exercised	—	19,042
Proceeds from options exercised	1	652
Purchase of treasury stock	(2,294)	(1,840)

Net cash provided by (used in) financing activities	136,543	(409,563)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(603)	369

CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(1,625)	(7,390)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,073	(110,391)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,181	112,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,254	$2,384

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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 amends Accounting Standards Codification (“ASC”) 350-20, Goodwill, by providing entities which are testing goodwill for impairment with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, further testing of goodwill for impairment would not need to be performed. The ASU does not change how goodwill is calculated or assigned to reporting units, revise the requirement to test goodwill annually for impairment or amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however the ASU does revise the examples of events and circumstances that an entity should consider in its assessment. ASU 2011-08 will be effective for the Company for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this ASU to have any impact on its consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220, Comprehensive Income, by requiring entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The items that must be reported in other comprehensive income were not changed. ASU 2011-05 will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. The Company is evaluating its presentation options under this ASU; however these changes are not expected to impact the consolidated financial statements other than the change in presentation.
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
Supplemental Cash Flow Information
Interest paid for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $7.6 million and $17.7 million, respectively. Income taxes paid for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 were $3.8 million and $5.1 million respectively. In the thirty-nine weeks ended October 29, 2011, the Company made additions to property and equipment of $8.2 million which remained unpaid and recorded in accounts payable and accrued liabilities as of October 29, 2011.
3. Recent Events and Management’s Plans
The Company’s results for the thirty-nine weeks ended October 29, 2011 reflect difficulties in improving net sales and the impact of aggressive promotional activity on gross profit margins. These difficulties have challenged the Company’s profitability and capital resources; and as a result, the Company has begun to implement certain additional measures, aimed at improving profitability and maintaining flexibility in capital resources.
Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations and the Company’s external sources of credit under its revolving credit facility and credit extended from its vendors and sourcing agent. See Note 13, Debt, and Trade Payables Arrangement. While management expects to see a continuation of challenging net sales and gross profit margin trends throughout the remainder of the fiscal year, the Company’s operating plan for fiscal 2012 contemplates improvements in its net sales, operating results and cash flows from operations, when compared to the results for fiscal 2011, as management progresses with the implementation of its cost reduction and other strategic initiatives. The ability to achieve the Company’s operating plan is based on a number of assumptions which involve significant judgment and estimate of future performance. While the Company’s strategic initiatives are designed to improve sales and operating results, they are still in their early stages, and the Company’s overall operating results have fluctuated significantly. As a result, the Company’s cash flows and other sources of liquidity may not at all times be sufficient for the Company’s cash requirements. Management will continue to monitor the Company’s performance and liquidity, and if management believes operating results will be below its expectations or if management determines at any time that it is appropriate or necessary to obtain additional liquidity, management will take further steps intended to improve the Company’s financial position, such as by modifying the operating plan, seeking to further reduce costs and adjust cash spend or evaluating alternatives and opportunities to obtain additional sources of liquidity. Management cannot assure that any of these actions would be sufficient or available or, if available, available on favorable terms.
Cost Reduction Initiative
In December 2011, the Company announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business by the end of fiscal 2012. With this initiative, the Company will seek to continue to improve its financial and capital flexibility, while focusing strategic reinvestment in those areas of the business that are expected to generate meaningful returns. Key components of this initiative include:
•	Lowering levels of marketing spend, including the suspension of national advertising and television campaigns in the near-term;
•	Exploring and implementing process efficiencies and structural streamlining across all areas of the business, including reducing corporate headcount by approximately 9.0% in December 2011 and
•	Implementing a store payroll rationalization program whereby the Company will seek to adjust the composition of its store workforce and reduce store payroll hours by managing to improved productivity standards, aided by the implementation of a workforce management system.
In conjunction with these direct cost reductions, the Company announced a decrease in the level of planned capital expenditures for fiscal 2012 and is planning reductions in the level of merchandise inventory commitments in fiscal 2012 which should also contribute to lower levels of logistics, handling and shipping costs.
The Company expects to incur approximately $3.5 million in restructuring charges related to the corporate headcount reduction component of its cost reduction initiative and is still evaluating the expected costs of any additional components of this initiative, if any. The Company anticipates that it will realize savings related to actions taken under this initiative beginning in the next fiscal year.
In addition to the components of the cost reduction initiative, in fiscal 2011 the Company began executing on its store rationalization plan, a program designed to increase the productivity of the Company’s store square footage by evaluating the Company’s store portfolio on a market-by-market basis and closing, consolidating or downsizing certain selected locations. See Note 5, Restructuring, for further information including key components of this plan and progress to-date.
Trade Payables Arrangement
On September 1, 2011, the Company entered into an arrangement with its exclusive global apparel sourcing agent, whereby the Company is able to extend payment terms for merchandise purchases sourced by its exclusive agent. Under this arrangement, the Company’s sourcing agent settles the Company’s merchandise accounts payable with the vendors organized under the buying agency agreement as they become due and extends the Company’s payment obligation up to an additional 30 days, at which time the Company is obligated to reimburse its sourcing agent the full amount of merchandise accounts payable due plus pay accrued fees and interest. The amount of payables due under this arrangement is not to exceed $50.0 million at any time.

Fees are calculated and payable monthly on amounts outstanding under this arrangement at a rate of 1.0% per month. Additional fees may be charged on amounts overdue under this arrangement at a rate of 2.0% per month, calculated on a daily basis. This arrangement became effective for amounts that are or became due beginning on September 1, 2011 and continues until February 29, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and its sourcing agent. This arrangement is subject to suspension or earlier termination as provided in the arrangement, including any termination by the Company’s sourcing agent upon 28 days notice at any time. In addition, the Company’s sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under the buying agency agreement for certain merchandise purchases, which may be suspended at the discretion of the sourcing agent. As of October 29, 2011, $39.4 million of the Company’s accounts payable were extended under this arrangement, included as trade payables financing in the Company’s condensed consolidated balance sheet, and the Company had outstanding letters of credit issued by its sourcing agent of $3.8 million. During the thirteen and thirty-nine weeks ended October 29, 2011, the Company recorded $0.6 million of fees and interest under these arrangements included in interest expense in the statement of operations. No amounts were overdue under this arrangement during the quarter.
Stockholder Rights Plan
Effective August 1, 2011, the Company’s Board of Directors unanimously voted to adopt a stockholder rights plan, dated August 1, 2011, between the Company and Computershare Trust Company, N.A., as rights agent, (the “Rights Plan”) and directed the issuance and declared a dividend of one common share purchase right (a “Right” and collectively, the “Rights”) for each outstanding share of common stock, par value of $0.01 per share, of the Company outstanding as of the close of business on August 12, 2011. Initially, no separate certificate representing the Rights will be issued.
Under the Rights Plan, the Rights would be distributed upon the earlier to occur of (i) the tenth business day following a public announcement indicating that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 10.0% or more of the Company’s outstanding common stock or such earlier date as a majority of the Board of Directors becomes aware of such acquisition or (ii) the tenth business day (or such later date as the Board of Directors may determine prior to such time as any person or group becomes an Acquiring Person) following the commencement of, or first public announcement of an intention to commence, a tender or exchange offer the consummation of which would result in a person or group becoming the beneficial owner of 10.0% or more of the then outstanding common stock (the “Distribution Date”). The Rights are not exercisable until the Distribution Date. After the Distribution Date, each Right will entitle the holder to purchase from the Company one share of common stock at a purchase price of $24.00 per common share (the “Purchase Price”), subject to adjustment. Following the existence of an Acquiring Person, all Rights that are or were beneficially owned by any Acquiring Person will be null and void.
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
Until the Rights become exercisable, they will not have any impact on the Company’s outstanding shares.

4. Merger with BPW Acquisition Corp. and Related Transactions
On April 7, 2010, the Company completed a series of transactions (collectively, the “BPW Transactions”) which, in the aggregate, substantially reduced its indebtedness and significantly deleveraged its balance sheet, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company merged with and into BPW in exchange for the issuance of Talbots common stock and warrants to BPW stockholders; (ii) the repurchase and retirement of all shares of Talbots common stock held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), the Company’s then majority shareholder, totaling 29.9 million shares; the issuance of warrants to purchase one million shares of Talbots common stock to AEON (U.S.A.) and the repayment of all of the Company’s outstanding debt with AEON Co., Ltd. (“AEON”) and AEON (U.S.A.) at its principal value plus accrued interest and other costs for total consideration of $488.2 million; and (iii) the execution of a third party senior secured revolving credit facility which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions.
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
Further in connection with the consummation and closing of the BPW merger, the Company executed a senior secured revolving credit agreement with third party lenders which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions. See Note 13, Debt, for further information including key terms of this credit agreement.
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
Details of the merger-related costs recorded in the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(In thousands)
Investment banking	$—	$—	$—	$14,255
Accounting and legal	—	(431)	—	6,219
Financing incentive compensation	—	1,210	885	5,638
Other costs	—	8	—	1,538

Merger-related costs	$—	$787	$885	$27,650

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010		October 30, 2010
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)
Net sales	$299,099	$299,099	$920,502	$920,502
Operating income	19,833	19,833	31,460	24,588
Income from continuing operations	16,974	16,974	10,399	8,787
Earnings per share — continuing operations:
Basic	$0.24	$0.24	$0.16	$0.13
Diluted	$0.24	$0.24	$0.15	$0.12
Weighted average shares outstanding:
Basic	68,424	68,424	64,878	67,670
Diluted	69,442	69,442	66,008	68,800
Based on the nature of the BPW entity, there was no revenue or earnings associated with BPW included in the consolidated statements of operations.
5. Restructuring
In March 2011, the Company announced the acceleration of its store rationalization plan, a program designed to increase the productivity of the Company’s store square footage by evaluating the Company’s store portfolio on a market-by-market basis and closing, consolidating or downsizing certain selected locations. This evaluation includes consideration of factors such as overall size of each market, current performance and growth potential of each store and available lease expirations, lease renewals and other lease termination opportunities. As a result of this evaluation, the Company identified approximately 110 locations, including full stores and attached store concepts, for closure, including 15 to 20 locations as consolidation or downsizing opportunities. The Company has adopted a staged approach to closing, consolidating and downsizing these locations to best match its existing lease opportunities with the majority of the locations expected to close in fiscal 2011 and the remaining locations expected to close throughout fiscal 2012 and into fiscal 2013. The scope and timing of closures, consolidations and downsizings under this plan remains dynamic as the Company continues to perform ongoing evaluations of its portfolio and continues the process of negotiating acceptable termination arrangements with associated third parties. The Company expects to record total non-recurring restructuring charges of approximately $14.0 million related to this plan. In the thirteen and thirty-nine weeks ended October 29, 2011, the Company incurred restructuring charges of $4.3 million and $7.5 million, respectively, primarily comprised of lease exit, severance and related costs for certain locations closed or to be closed under this plan and, through October 29, 2011, closed 35 locations, including 31 full stores.
In the thirty-nine weeks ended October 30, 2010, the Company recorded $5.3 million of restructuring charges primarily related to the consolidation of the Company’s Madison Avenue, New York flagship location in which the Company reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out.
The following is a summary of the activity and liability balances related to restructuring for the thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 29, 2011	$215	$3,781	$3,996
Charges	2,545	4,977	7,522
Cash payments	(1,091)	(2,624)	(3,715)
Non-cash items	62	—	62

Balance at October 29, 2011	$1,731	$6,134	$7,865

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 30, 2010	$3,089	$784	$3,873
Charges	1,164	4,152	5,316
Cash payments	(3,605)	(846)	(4,451)
Non-cash items	26	(44)	(18)

Balance at October 30, 2010	$674	$4,046	$4,720

The non-cash items primarily consist of changes to stock-based compensation expense related to terminated employees and the write-off of certain leasehold improvements and lease liability adjustments. Of the $7.9 million in restructuring liabilities at October 29, 2011, $5.5 million, expected to be paid within the next twelve months, is included in accrued liabilities and accounts payable and the remaining $2.4 million, expected to be paid thereafter through 2014, is included in deferred rent under lease commitments.
6. Stock-Based Compensation
Total stock-based compensation expense related to stock options, nonvested stock awards and restricted stock units (“RSUs”) was $1.5 million and $3.7 million for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively, and $6.7 million and $11.5 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
		(In thousands)
Cost of sales, buying and occupancy	$328	$283	$894	$667
Selling, general and administrative	1,273	2,263	4,971	7,546
Restructuring charges	(62)	(26)	(62)	(26)
Merger-related costs	—	1,210	885	3,298

Total	$1,539	$3,730	$6,688	$11,485

Stock Options
The weighted-average fair value of options granted during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, estimated as of the grant date using the Black-Scholes option pricing model, was $4.18 and $10.40 per option, respectively. Key assumptions used to apply this pricing model were as follows:

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2011	2010
Risk-free interest rate	2.8%	3.1%
Expected life of options	6.9 years	6.8 years
Expected volatility of underlying stock	81.5%	79.7%
Expected dividend yield	0.0%	0.0%
The following is a summary of stock option activity for the thirty-nine weeks ended October 29, 2011:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(In Years)	Value
				(In thousands)
Outstanding at January 29, 2011	7,115,641	$25.17
Granted	1,415,422	5.64
Exercised	(400)	2.36
Forfeited or expired	(3,175,893)	31.15

Outstanding at October 29, 2011	5,354,770	$16.47	5.1	$426

Exercisable at October 29, 2011	3,628,559	$21.66	3.3	$286

As of October 29, 2011, there was $4.2 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.9 years.

Nonvested Stock Awards and RSUs
The following is a summary of nonvested stock awards and RSU activity for the thirty-nine weeks ended October 29, 2011:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Nonvested at January 29, 2011	2,367,214	$11.34
Granted	681,447	5.64
Vested	(1,098,089)	12.23
Forfeited	(398,835)	7.81

Nonvested at October 29, 2011	1,551,737	$9.11

As of October 29, 2011, there was $7.6 million of unrecognized compensation cost related to nonvested stock awards and RSUs that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.4 years.
7. Income Taxes
The Company’s effective income tax rate, including discrete items, was (2.7%) and 27.5% for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. Income tax expense for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was impacted primarily by changes in estimates related to previously existing uncertain tax positions based on new information.
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
8. Discontinued Operations
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
The income (loss) from discontinued operations for the thirteen and thirty-nine weeks ended October 29, 2011 includes on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses, offset by favorable adjustments to other assets and lease liabilities including the first quarter of 2011 settlement of one of the two remaining J. Jill store leases not assumed by the Purchaser in the sale of J. Jill. The income from discontinued operations for the thirteen and thirty-nine weeks ended October 30, 2010 includes favorable adjustments to other assets, sales tax liabilities and estimated lease liabilities including the second quarter of 2010 settlement of a portion of the vacant Quincy, Massachusetts office space previously used for the J. Jill business and the first quarter of 2010 settlement of four J. Jill store leases not assumed by the Purchaser in the sale of J. Jill, partially offset by on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses. The income (loss) from discontinued operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 reflects no net income tax expense (benefit).

At January 29, 2011, the Company had remaining recorded lease-related liabilities from discontinued operations of $6.3 million. During the thirty-nine weeks ended October 29, 2011, the Company made cash payments of approximately $2.1 million and recorded additional net expense related to lease liability adjustments of $1.4 million, resulting in a total estimated remaining recorded liability of $5.6 million as of October 29, 2011. Of this $5.6 million liability, $2.4 million, expected to be paid within the next twelve months, is included in accrued liabilities, and the remaining $3.2 million, expected to be paid thereafter through 2019, is included in deferred rent under lease commitments.
9. (Loss) Earnings Per Share
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
Basic and diluted (loss) earnings per share from continuing operations were computed as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(22,142)	$16,974	$(58,588)	$10,399
Less: income associated with participating securities	—	489	—	311

(Loss) income available for common stockholders	$(22,142)	$16,485	$(58,588)	$10,088

Weighted average shares outstanding	69,106	68,424	68,963	64,878

Basic (loss) earnings per share — continuing operations	$(0.32)	$0.24	$(0.85)	$0.16

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(22,142)	$16,974	$(58,588)	$10,399
Less: income associated with participating securities	—	482	—	306

(Loss) income available for common stockholders	$(22,142)	$16,492	$(58,588)	$10,093

Weighted average shares outstanding	69,106	68,424	68,963	64,878
Effect of dilutive securities	—	1,018	—	1,130

Diluted weighted average shares outstanding	69,106	69,442	68,963	66,008

Diluted (loss) earnings per share — continuing operations	$(0.32)	$0.24	$(0.85)	$0.15

The following common stock equivalents were excluded from the calculation of (loss) earnings per share because their inclusion would have been anti-dilutive for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
		(In thousands)
Nonvested stock	1,454	—	1,454	—
Nonvested director RSUs	42	—	42	—
Stock options	5,355	5,681	5,355	5,681
Warrants	19,152	18,243	19,152	18,243

	26,003	23,924	26,003	23,924

10. Comprehensive (Loss) Income
The following illustrates the Company’s total comprehensive (loss) income for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
		(In thousands)
Net (loss) income	$(22,040)	$17,048	$(58,634)	$13,621
Other comprehensive (loss) income:
Translation adjustment	(805)	85	(386)	446
Change in pension and postretirement liabilities	235	(132)	705	(397)

Comprehensive (loss) income	$(22,610)	$17,001	$(58,315)	$13,670

The other components of comprehensive (loss) income reflect no income tax (benefit) expense for the periods presented as the Company continues to maintain a valuation allowance for substantially all of its net deferred tax assets due to insufficient positive evidence that the deferred tax assets would be realized in the future.
11. Fair Value Measurements
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
The Company’s financial instruments at October 29, 2011 and January 29, 2011 consisted primarily of cash and cash equivalents, customer accounts receivable, investments in the Company’s irrevocable grantor’s trust (“Rabbi Trust”) that holds assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan, accounts payable and its revolving credit facility. The Company believes the carrying value of cash and cash equivalents, customer accounts receivable and accounts payable approximates the fair value due to their short-term nature. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 measurements) and are not significant to the total value of the Rabbi Trust. The investments in life insurance policies held in the Rabbi Trust are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value measurement. The Company believes that the carrying value of its revolving credit facility approximates fair value at October 29, 2011 and January 29, 2011 as the interest rates are market-based variable rates and were re-set with the third party lenders during the third quarter of 2010.
The Company monitors the performance and productivity of its store portfolio and closes stores when appropriate. When it is determined that a store is underperforming or is to be closed, the Company reassesses the recoverability of the store’s long-lived assets, which in some cases results in an impairment charge. In the thirty-nine weeks ended October 29, 2011, the Company performed impairment analyses on the assets of certain stores, triggered by both actions under the Company’s store rationalization plan and reviews of the stores’ operating results. In the thirteen weeks ended October 30, 2010, the Company performed impairment analyses on the assets of certain stores, triggered by the Company’s expectation to close certain store locations.
The following tables summarize the non-financial assets that were measured at fair value on a non-recurring basis in performing these analyses for the thirteen weeks ended October 29, 2011 and October 30, 2010:

		Fair Value Measurements Using
			Observable		Impairment of
		Quoted Market	Inputs Other		Store Assets
		Prices in Active	than Quoted	Significant	Thirteen
		Markets for	Market	Unobservable	Weeks Ended
		Identical Assets	Prices	Inputs	October 29,
	Total	(Level 1)	(Level 2)	(Level 3)	2011
	(In thousands)
Long-lived assets held and used	$1,076	$—	$—	$1,076	$2,067

Total	$1,076	$—	$—	$1,076	$2,067

		Fair Value Measurements Using
			Observable		Impairment of
		Quoted Market	Inputs Other		Store Assets
		Prices in Active	than Quoted	Significant	Thirteen
		Markets for	Market	Unobservable	Weeks Ended
		Identical Assets	Prices	Inputs	October 30,
	Total	(Level 1)	(Level 2)	(Level 3)	2010
	(In thousands)
Long-lived assets held and used	$1,371	$—	$—	$1,371	$545

Total	$1,371	$—	$—	$1,371	$545

The following table summarizes the non-financial assets that were measured at fair value on a non-recurring basis in performing these analyses for the thirty-nine weeks ended October 29, 2011:

		Fair Value Measurements Using
			Observable		Impairment of
		Quoted Market	Inputs Other		Store Assets
		Prices in Active	than Quoted	Significant	Thirty-Nine
		Markets for	Market	Unobservable	Weeks Ended
		Identical Assets	Prices	Inputs	October 29,
	Total	(Level 1)	(Level 2)	(Level 3)	2011
	(In thousands)
Long-lived assets held and used	$2,175	$—	$—	$2,175	$3,284

Total	$2,175	$—	$—	$2,175	$3,284

The Company estimates the fair value of these store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results and management’s knowledge and expectations. These estimates are affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. Additional insignificant store impairments were recorded in the prior quarters of 2010 and reported in the thirty-nine weeks ended October 30, 2010.
12. Customer Accounts Receivable, net
Customer accounts receivable, net are as follows:

	October 29,	January 29,
	2011	2011
	(In thousands)
Customer accounts receivable	$163,364	$149,872
Less: allowance for doubtful accounts	(2,000)	(4,400)

Customer accounts receivable, net	$161,364	$145,472

The allowance for doubtful accounts is based on a calculation that includes a number of factors such as historical collection rates, a percentage of outstanding customer account balances, historical write-offs and write-off forecasts. In the third quarter of 2011, the Company refined its approach to estimating its allowance for doubtful accounts by giving more weight to recent write-off and recovery trends. This adjustment, which management believes more closely aligns the balance of the allowance for doubtful accounts with its best estimate of customer accounts receivable likely to result in a write-off, resulted in a reduction of the allowance for doubtful accounts of approximately $1.3 million in the third quarter of 2011, with improvements in the aging of the Company’s customer accounts receivable further contributing to reductions in the allowance for doubtful accounts in the period.
In determining the appropriate allowance balance, the Company considers, among other factors, both the aging of the past-due outstanding customer accounts receivable as well as the credit quality of the outstanding customer accounts receivable.
As of October 29, 2011 and January 29, 2011, customer accounts receivable were aged as follows:

	October 29,	January 29,
	2011	2011
	(Percentage of gross customer accounts receivable)
Current	92.1%	90.4%
Up to 60 days past due	6.6%	8.1%
61-120 days past due	0.8%	1.0%
121-180 days past due	0.5%	0.5%
Customer accounts receivable are deemed to be uncollectible either when they are contractually 180 days past due or when events or circumstances, such as customer bankruptcy, fraud or death, suggest that collection of the amounts due under the account is unlikely. Once an account is deemed to be uncollectible, the Company ceases to accrue interest on the balance and the balance is written off at the next cycle billing date. The Company ceases to accrue late fees on a balance once the balance reaches 120 days past due or in certain other financial circumstances. At October 29, 2011 and January 29, 2011, the Company had recorded gross customer accounts receivable of $0.3 million and $0.4 million, respectively, which have been deemed uncollectible and have ceased to accrue finance charge income and $1.2 million of gross customer accounts receivable which are 90 days or more past due and upon which finance charge income continued to be accrued.

The Company performs an on-going evaluation of the credit quality of its outstanding customer accounts receivable, based on the Talbots credit cardholders’ respective credit risk scores. The Company utilizes an industry standard credit risk score model as its credit quality indicator. As of October 29, 2011 and January 29, 2011, customer accounts receivable were allocated by credit quality indicator (credit risk score) as follows:

	October 29,	January 29,
	2011	2011
	(In thousands)
Greater than or equal to 700	$107,793	$93,011
600 - 699	38,019	38,832
Less than or equal to 599	14,802	15,135
Other	2,750	2,894

Customer accounts receivable	$163,364	$149,872

The other customer accounts receivable in the table above include reconciling amounts of the most recent days’ net sales not yet posted to customer accounts, unapplied payments and the balance of Canadian customer accounts receivable for which the Company does not maintain credit risk score information.
Changes in the balance of the allowance for doubtful accounts are as follows:

Allowance for
Doubtful Accounts
(In thousands)
Balance at January 29, 2011	$4,400
Provision	542
Write-offs	(2,020)
Recoveries, net	578

Balance at July 30, 2011	$3,500

Provision	(311)
Write-offs	(1,483)
Recoveries, net	294

Balance at October 29, 2011	$2,000

Write-offs include the principal amount of losses, including accrued and unpaid finance charges, and recoveries, net include current period collections on previously written-off balances. These amounts combined represent net write-offs.
13. Debt
On April 7, 2010, in connection with the consummation and closing of the merger with BPW, the Company executed a senior secured revolving credit facility with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility, including a $25.0 million letter of credit sub-facility, that permits the Company to borrow up to the lesser of (a) $200.0 million or (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of all reserves as specifically set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. In addition, under and subject to the terms of the facility, the lenders also have the right to establish certain additional reserves against borrowing availability if the lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary. Loans made pursuant to this agreement carried interest, at the Company’s election, at either (a) the three-month LIBOR plus 4.0% to 4.5% depending on certain availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. On August 31, 2010, the Company entered into a First Amendment to the Credit Agreement with the lenders (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) three-month LIBOR plus 3.0% to 3.5% or (b)

the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012. Interest on borrowings is payable monthly in arrears. The Company pays a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with the formulas set forth in the First Amendment. As of October 29, 2011, the Company’s effective interest rate under the Credit Facility was 3.9%, and the Company had additional borrowing availability of up to $69.3 million.
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
The Company may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting the Company, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, as defined, making loans, investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or comply with the provisions or covenants of the agreement, an event of default on other third party obligations and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of the Company’s securities, the replacement of a majority of the Company’s Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). Should the Company default in its obligations under the Credit Facility, the lenders could declare an event of default, terminate borrowing under the facility and declare all indebtedness under the facility immediately due and payable, and if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness. The agreement does not contain any financial covenant tests.
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
The Company had borrowings of $124.9 million and $25.5 million outstanding under the Credit Facility as of October 29, 2011 and January 29, 2011, respectively. Borrowings under the Credit Facility are classified as a current liability as the Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and contains a subjective acceleration clause. Such provisions do not affect the final maturity date of the Credit Facility.
The Company incurred approximately $7.7 million of costs in connection with the execution of the Credit Facility which were recorded as deferred financing costs in other assets in the condensed consolidated balance sheet. These costs are being amortized to interest expense over the three and one-half year life of the facility. As of October 29, 2011, $4.1 million of deferred financing costs remained in other assets in the condensed consolidated balance sheet.
As of October 29, 2011 and January 29, 2011, the Company had $0.6 million and $9.1 million, respectively, in outstanding letters of credit related to merchandise purchases and, as of October 29, 2011, letter of credit availability of up to $24.4 million under the Master Agreements, included as part of its total additional borrowing availability under the Credit Facility, subject to all borrowing capacity restrictions included under the facility.
14. Benefit Plans
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
The components of net pension expense for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(In thousands)
Interest expense on projected benefit obligation	$2,513	$2,371	$7,454	$7,049
Expected return on plan assets	(2,435)	(2,394)	(7,319)	(7,194)
Net amortization and deferral	206	139	623	383

Net pension expense	$284	$116	$758	$238

The components of net SERP expense for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(In thousands)
Interest expense on projected benefit obligation	$285	$288	$841	$842
Net amortization and deferral	29	20	82	47

Net SERP expense	$314	$308	$923	$889

The components of net postretirement medical expense (credit) for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
		(In thousands)
Interest expense on accumulated postretirement benefit obligation	$16	$17	$46	$52
Prior service cost amortization	—	(380)	—	(1,140)
Net amortization and deferral	50	130	152	391

Net postretirement medical expense (credit)	$66	$(233)	$198	$(697)

The Company was required to make contributions to the Pension Plan of $5.6 million and $1.6 million during the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively, and $9.3 million and $3.6 million during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The Company expects to make required contributions of $1.8 million to the Pension Plan during the remainder of 2011. The Company did not make any voluntary contributions to the Pension Plan during the thirteen or thirty-nine weeks ended October 29, 2011 and October 30, 2010.
15. Legal Proceedings
On February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of Talbots common stock from December 8, 2009 through and including January 11, 2011, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought, among other things, damages and costs and expenses. On July 27, 2011, the lead plaintiff filed an amended complaint which continues to assert claims under Sections 10(b) and 20(a) alleging certain false and misleading statements and alleged omissions related to Talbots’ financial condition, inventory management and business prospects. The amended complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. On October 17, 2011, the Company and the remaining defendants filed a motion to dismiss all of the claims asserted in the amended complaint pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995. The Company believes that these claims are without merit and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.
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
16. Segment Information
The Company has two separately managed and reported business segments — stores and direct marketing.

The following is certain segment information for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Thirteen Weeks Ended
	October 29, 2011			October 30, 2010
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
			(In thousands)
Net sales	$229,819	$49,641	$279,460	$242,136	$56,963	$299,099
Direct profit	4,146	8,290	$12,436	34,700	16,853	$51,553

	Thirty-Nine Weeks Ended
	October 29, 2011			October 30, 2010
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
			(In thousands)
Net sales	$698,554	$153,308	$851,862	$750,579	$169,923	$920,502
Direct profit	17,930	22,613	$40,543	117,173	47,445	$164,618
Direct profit is calculated as net sales less cost of goods sold and direct expenses such as certain payroll, occupancy and other direct costs. The following reconciles direct profit to (loss) income from continuing operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010. Indirect expenses include unallocated corporate overhead and related expenses.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
		(In thousands)
Direct profit	$12,436	$51,553	$40,543	$164,618
Less: Indirect expenses	26,292	30,688	81,103	100,192
Restructuring charges	4,252	245	7,522	5,316
Merger-related costs	—	787	885	27,650

Operating (loss) income	(18,108)	19,833	(48,967)	31,460
Interest expense, net	3,492	2,349	8,072	17,112

(Loss) income before taxes	(21,600)	17,484	(57,039)	14,348
Income tax expense	542	510	1,549	3,949

(Loss) income from continuing operations	$(22,142)	$16,974	$(58,588)	$10,399

17. Subsequent Events
On December 5, 2011, the Company announced that its President and Chief Executive Officer, Trudy Sullivan, will retire from the Company on the date that the Company’s Board of Directors appoints a successor President and Chief Executive Officer or such earlier date as the Board of Directors determines, which in either case will be no later than June 30, 2012 (the “Retirement Date”). As previously reported the Company and Ms. Sullivan entered into a separation agreement dated December 4, 2011. Ms. Sullivan will continue to serve as President, Chief Executive Officer and a member of the Board of Directors until the Retirement Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Talbots, Inc. (“we,” “us,” “our,” “Talbots” or the “Company”) is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand. The Talbots brand vision is “tradition transformed” and focuses on honoring the classic heritage of our brand while emphasizing a relevant and innovative approach to style that is both modern and timeless. We have two primary sales channels: stores and direct marketing, which consists of our Internet business, at www.talbots.com, our catalog business and our in-store red-line phones. As of October 29, 2011, we operated 534 stores in the United States and 17 stores in Canada. We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended October 29, 2011 and October 30, 2010 are referred to as the third quarter of 2011 and 2010, respectively. Unless the context indicates otherwise, all references herein to the Company, we, us and our, include the Company and its wholly-owned subsidiaries.
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
Management Overview
The thirty-nine weeks ended October 29, 2011 were challenging as we primarily worked to clear slow-moving merchandise and re-engage with our customer through aggressive promotional activity across all sales channels. Accordingly, our year-to-date net sales were down 7.5% year-over-year, and our gross profit margins were down 950 basis points year-over-year. These challenges were faced across both segments, with stores and direct marketing reporting declines in net sales and significant declines in direct profit from operations year-over-year. We ended the quarter with merchandise inventories of $209.4 million, an increase of 13.4% compared to the same period of the prior year, with comparatively more inventory units on-hand due to lower than anticipated sales volume and earlier timing of holiday receipts.
Throughout the third quarter of 2011, we saw increasingly positive momentum in our customer’s response to our merchandise assortment; and, in the last month of the third quarter of 2011, we applied an effective combination of promotional strategies to a merchandise assortment that better resonated with our customer, due to adjustments made to targeted merchandise categories, driving an increase of 8.2% in comparable store sales on improved customer traffic, conversion rates and transaction counts year-over-year. In the remainder of the fiscal year, we will seek to replicate this combination with our holiday assortments and planned promotions while working to improve profitability. Additionally, we will continue to seek to drive net sales improvements through targeted merchandise improvements, continued training and development of associate selling skills and the implementation of an incentive compensation program within our stores. Despite the sales improvement seen in the last month of the third quarter, we expect that we may continue to face challenges as we continue to work to evolve our merchandise assortment and strengthen our customer retention and customer acquisition focused marketing initiatives, in what we expect may be a difficult period of U.S. consumer confidence. Further, as we are planning to continue to employ an aggressive promotional strategy for the remainder of the year, in an on-going effort to re-engage with our core customer in a highly competitive promotional environment, and continue to seek to re-align our merchandise inventory position, we expect that our gross profit margins will continue to be adversely affected.
The difficulties that we have faced in improving our net sales and the impact that promotional activities have had on our gross profit margins have challenged our profitability and capital resources. In the third quarter, and into the fourth quarter, of fiscal 2011, we have begun to implement certain measures aimed at improving our profitability and maintaining flexibility in our capital resources. These measures are expected to supplement our previously disclosed strategic initiatives which we believe will ultimately deliver productivity and profitability improvements to our business. In the thirty-nine weeks ended October 29, 2011, we marked the following progress in the execution and implementation of these initiatives:
•	We approved the acceleration of our store rationalization plan, identifying approximately 110 locations, including full stores and attached store concepts, for closure, including 15 to 20 locations as consolidation or downsizing opportunities. Through October 29, 2011, we closed 35 locations, including 31 full stores, under this plan and expect to close an additional approximately 50 locations over the remainder of fiscal 2011. With the implementation of this accelerated plan, we reassessed the recoverability of the assets of the stores included in this plan, recording associated impairments of store assets of $1.3 million. We expect to incur approximately $14.0 million in related restructuring charges over the two year term of this plan. Through October 29, 2011, we recorded $7.5 million in restructuring charges, primarily consisting of lease exit, severance and related costs incurred under this plan. We expect to continue to execute store closures under the store rationalization plan as announced and will continue to evaluate our store portfolio.

•	We completed the full rebuild of two additional stores under our store re-image initiative and progressed with renovations of 47 additional locations. By the end of fiscal 2011, we expect to have completed re-image renovations and updates at approximately 70 locations, representing approximately 0.5 million selling square feet or 15.9% of our remaining store base. Although we have renovated only a limited number of stores to-date, net sales at these locations, particularly our renovated premium stores, have, on average, outperformed the comparable store base to-date. This initiative accounted for $15.4 million in capital expenditures year-to-date. Going forward, we will continue to evaluate the results achieved by our renovated stores as well as the scope, execution and capital requirements of any future phases of our store re-image initiative.

•	We continued the process of upgrading our information technology systems under our three-year information technology systems strategic plan, advancing the development of our merchandise financial planning, assortment planning and allocation and accounting and financial systems, with our JDA allocation tool, Oracle store clustering tool and upgraded Oracle financial systems launching to-date. The systems that we have implemented year-to-date have contributed to the successful launch of certain business development strategies, including our direct fulfill channel, whereby improved, system inventory transparency allows customer Internet orders to be fulfilled from store locations when the requested items are no longer available in the direct marketing inventory. This new channel, which launched in September 2011, contributed approximately $2.8 million in net sales through October 29, 2011. Our information technology strategic plan accounted for $4.9 million in capital expenditures year-to-date. While we expect to progress with the upgrade and implementation of certain other key systems over the course of the next year, certain systems upgrades and other projects are expected to be delayed into future periods.

•	Our enhanced, coordinated marketing campaign progressed with the launch of our spring 2011 national advertising campaign and our fall 2011 television advertising campaign, representing an incremental $4.3 million in marketing expenses year-over-year; however, over the past year, we experienced a slight decrease in our customer database. We expect that our brand building efforts will take time to gain traction and translate into increased customer base, customer traffic and net sales. In the remainder of the fiscal year, we expect to continue to invest in our national campaigns, while allocating a portion of our planned marketing spend to targeted customer transfer and retention efforts in key markets impacted by our store rationalization plan and increased catalog circulation. In the next fiscal year, as we seek to reduce our overall costs and expenses, we expect to lower our marketing spend and focus our marketing efforts on our core, direct-to-customer campaigns, suspending investment in national advertising and television campaigns in the near-term.

•	Allocation of product to our stores continued along our segmentation strategy, as we continued to refine the mix and assortment of merchandise across the store categories and adjusted the store category classification of certain store locations, where appropriate, increasing the allocation of premium fashion product across our store base. The refinement of this allocation and these classifications will continue as we evaluate the results of this strategy and as we progress through our store rationalization plan.

•	We continued the expansion of our upscale outlets, opening 14 new locations year-to-date and ending the period with 39 upscale outlets compared to 27 upscale outlets at October 30, 2010. We continue to be encouraged by our customers’ response to these locations, which have generated positive comparable sales results year-to-date in 2011, and expect to open four additional upscale outlets over the remainder of fiscal 2011. This expansion accounted for $6.4 million in capital expenditures year-to-date. We expect to continue this expansion in the coming year.

•	In September 2011, we entered into an arrangement with our exclusive global apparel sourcing agent, whereby we are able to extend payment terms for merchandise purchases sourced by our exclusive agent. In addition our sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under our buying agency agreement for certain merchandise purchases. This arrangement has provided us with greater flexibility in planning and managing our capital resources. See Liquidity and Capital Resources — Trade Payables Arrangement for additional information regarding this arrangement.

•	Subsequent to the third quarter of 2011, in December 2011, we announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business by the end of fiscal 2012. With this initiative, we will seek to continue to improve our financial and capital flexibility, while focusing our strategic reinvestment in those areas of the business that are expected to generate meaningful returns. Key components of this initiative include:
o	Lower levels of marketing spend, including the suspension of national advertising and television campaigns in the near-term;

o	Exploring and implementing process efficiencies and structural streamlining across all areas of the business, including reducing corporate headcount by approximately 9.0% in December 2011 and

o	Implementing a store payroll rationalization program whereby we will seek to adjust the composition of our store workforce and reduce store payroll hours by managing to improved productivity standards, aided by the implementation of a workforce management system.
In conjunction with these direct cost reductions, we announced a decrease in the level of planned capital expenditures for fiscal 2012 and are planning reductions in our level of merchandise inventory commitments in fiscal 2012 which should also contribute to lower levels of logistics, handling and shipping costs.

We expect to incur approximately $3.5 million in restructuring charges related to the corporate headcount reduction component of our cost reduction initiative and are still evaluating the expected costs of any additional components of this initiative, if any. We anticipate that we will realize savings related to actions taken under this initiative beginning in the next fiscal year.
The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	66.6%	57.3%	69.0%	59.5%
Selling, general and administrative	37.6%	35.5%	35.4%	33.4%
Restructuring charges	1.5%	0.1%	0.9%	0.6%
Impairment of store assets	0.8%	0.2%	0.4%	0.1%
Merger-related costs	0.0%	0.3%	0.1%	3.0%
Operating (loss) income	(6.5)%	6.6%	(5.8)%	3.4%
Interest expense, net	1.2%	0.8%	0.9%	1.9%
(Loss) income before taxes	(7.7)%	5.8%	(6.7)%	1.5%
Income tax expense	0.2%	0.1%	0.2%	0.4%
(Loss) income from continuing operations	(7.9)%	5.7%	(6.9)%	1.1%

Net Sales
The following is a comparison of net sales for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29,	October 30,		October 29,	October 30,
	2011	2010	Decrease	2011	2010	Decrease
		(In millions)			(In millions)
Net store sales	$229.8	$242.1	$(12.3)	$698.6	$750.6	$(52.0)
Net direct marketing sales	49.7	57.0	(7.3)	153.3	169.9	(16.6)

Total	$279.5	$299.1	$(19.6)	$851.9	$920.5	$(68.6)

Our net sales results for the thirteen and thirty-nine weeks ended October 29, 2011 reflect a $9.9 million, or 4.0%, decrease and a $55.1 million, or 7.3%, decrease in consolidated comparable sales compared to the same periods of the prior year, respectively.
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
In September 2011, we launched our direct fulfill channel, whereby improved, system inventory transparency allows customer Internet orders to be fulfilled from store locations when the requested items are no longer available in the direct marketing inventory. This new channel contributed approximately $2.8 million in net sales through October 29, 2011 and is reflected in comparable store sales when the order is fulfilled by a comparable store.
Store Sales
Net store sales for the thirteen and thirty-nine weeks ended October 29, 2011 reflect a $4.4 million, or 2.4%, decrease and a $42.7 million, or 7.3%, decrease in comparable store sales compared to the same periods of the prior year, respectively. These decreases are primarily due to weaker than anticipated customer response to our spring, summer and early fall merchandise assortments, with units sold, units per transaction and dollars per transaction trending down year-over-year. Accordingly, these merchandise assortments have been subject to significant promotional activity in order to clear these slower-moving goods. In the third quarter of 2011, we employed a better coordinated approach to our fall promotional activity which drove year-over-year improved conversion rates, resulting in increases in the number of transactions, while increasing our year-over-year average unit retail. These third quarter improvements served to partially mitigate year-over-year deterioration in the number of transactions and average unit retail realized in the thirty-nine weeks ended October 29, 2011.
Sales metrics for comparable stores for the third quarter of 2011 were as follows: customer traffic decreased 3.6% year-over-year, yet the rate of converting traffic to transactions increased 7.7%, contributing to a 3.8% increase in the number of transactions per store. Units per transaction were down 8.2% which, combined with a 2.4% increase in average unit retail, contributed to a 6.1% decrease in dollars per transaction over the comparable fiscal 2010 period.
Sales metrics for comparable stores for the thirty-nine weeks ended October 29, 2011 were as follows: customer traffic decreased 5.1% year-over-year, yet the rate of converting traffic to transactions increased 2.5%, contributing to a 2.7% decrease in the number of transactions per store. Units per transaction were down 3.4% which, combined with a 1.8% decrease in average unit retail, contributed to a 5.2% decrease in dollars per transaction over the comparable fiscal 2010 period.

Direct Marketing Sales
Direct marketing sales in the third quarter of 2011 decreased 12.9% compared to the third quarter of 2010, and the percentage of our net sales derived from direct marketing decreased slightly from 19.1% in the third quarter of 2010 to 17.8% in the third quarter of 2011. Our direct marketing sales decrease is primarily due to reductions in red-line phone sales year-over-year, with higher levels and a better allocation of merchandise inventories in our store locations reducing red-line phone demand. Internet sales also decreased slightly with promotional activity successfully driving increased orders but lower units per order, with Internet average order values down 9.1% compared to the third quarter of 2010. Internet sales as a percentage of total direct marketing sales increased to 74.5% in the third quarter of 2011 from 67.2% in the third quarter of 2010, driven by increases in traffic and transaction counts, reflecting continued changing trends in consumer purchasing behavior.
Year-to-date direct marketing sales decreased 9.8% compared to the same period of the prior year, driven by weaker than anticipated customer response to our spring, summer and early fall merchandise assortments with comparative decreases in red-line phone sales year-over-year having the most significant impact, while the percentage of our net sales derived from direct marketing was flat. Year-to-date Internet sales were flat, while Internet sales as a percentage of total direct marketing sales increased to 77.2% in the thirty-nine weeks ended October 29, 2011 from 70.0% in the thirty-nine weeks ended October 30, 2010, reflecting continued changing trends in consumer purchasing behavior.
Cost of Sales, Buying and Occupancy
The following is a comparison of cost of sales, buying and occupancy for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29,	October 30,		October 29,	October 30,
	2011	2010	Increase	2011	2010	Increase
		(In millions)		(In millions)
Cost of sales, buying and occupancy	$186.2	$171.4	$14.8	$587.9	$548.0	$39.9
Percentage of net sales	66.6%	57.3%	9.3%	69.0%	59.5%	9.5%
In the third quarter of 2011, net sales declines of $19.6 million combined with cost of sales, buying and occupancy increases of $14.8 million, resulting in a 930 basis point decline in gross profit margin to 33.4% from 42.7% in the third quarter of 2010. This decline in gross profit margin was driven by deterioration in our merchandise margin, which was down 890 basis points, due to aggressive and accelerated markdown and promotional pressure on our sales as we sought to increase traffic, re-engage with our core customer, drive sales and clear slower-moving merchandise to better align our inventory levels with sales trends. Occupancy and buying expenses, though reduced year-over-year, primarily due to lower rent expense on a smaller store base, increased 30 basis points and 10 basis points, respectively, as a percentage of net sales due to negative leverage from the decline in net sales.
Year-to-date in 2011, net sales declines of $68.6 million combined with cost of sales, buying and occupancy increases of $39.9 million, resulting in a 950 basis point decline in gross profit margin to 31.0% from 40.5% in the same period of the prior year. Year-to-date declines in gross profit margin are consistent with third quarter of 2011 trends in gross profit margin, with aggressive markdown and promotional pressure on our sales having the greatest impact. The decline was driven by deterioration in merchandise margin, which was down 900 basis points. Occupancy and buying expenses, though reduced year-over-year, primarily due to lower rent and depreciation expense, increased 30 basis points and 20 basis points as a percentage of net sales, respectively, due to negative leverage from the decline in net sales.
In the remainder of the year, we expect gross profit margins to continue to be impacted by markdown and promotional activity, changes to our mix of product and higher raw material and labor costs.

Selling, General and Administrative
The following is a comparison of selling, general and administrative for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29,	October 30,	(Decrease)	October 29,	October 30,	(Decrease)
	2011	2010	Increase	2011	2010	Increase
		(In millions)			(In millions)
Selling, general and administrative	$105.0	$106.3	$(1.3)	$301.2	$307.5	$(6.3)
Percentage of net sales	37.6%	35.5%	2.1%	35.4%	33.4%	2.0%
Selling, general and administrative in the third quarter of 2011 was flat compared to the third quarter of 2010. Year-to-date in 2011, selling, general and administrative results primarily reflect reductions in certain components of performance-based management incentive compensation, offset by incremental marketing expenses primarily associated with our national advertising and television campaigns.
We expect selling, general and administrative expenses for the fourth quarter of 2011 to be impacted by the recording of certain severance and related expense obligations in connection with the planned retirement of our President and Chief Executive Officer, as announced on December 5, 2011.
Restructuring Charges
The following is a comparison of restructuring charges for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29,	October 30,		October 29,	October 30,
	2011	2010	Increase	2011	2010	Increase
		(In millions)			(In millions)
Restructuring charges	$4.2	$0.2	$4.0	$7.5	$5.3	$2.2
Percentage of net sales	1.5%	0.1%	1.4%	0.9%	0.6%	0.3%
Restructuring charges incurred year-to-date in 2011 primarily include lease exit, severance and related costs incurred under our store rationalization plan, whereas restructuring charges incurred year-to-date in 2010 primarily relate to the consolidation of our Madison Avenue, New York flagship location. We expect to record total restructuring charges of approximately $14.0 million, comprised of lease exit, severance and related costs, through fiscal 2013 related to our announced store rationalization plan.
In December 2011, we announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business. This initiative includes a corporate headcount reduction of approximately 9.0% effected in December 2011. We expect to incur approximately $3.5 million in restructuring charges in the fourth quarter of 2011 related to this action.
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
In the third quarters of 2011 and 2010, we recorded impairment of store assets of $2.1 million and $0.5 million, respectively, with impairment analyses in the third quarter of 2011 triggered by reviews of our stores’ operating results as well as actions under our store rationalization plan and impairment analyses in the third quarter of 2010 triggered by our expectation to close certain store locations. In the thirty-nine weeks ended October 29, 2011, we recorded impairment of store assets of $3.3 million, including a first quarter of 2011 impairment of store assets of $1.2 million, triggered by our store rationalization plan, in addition to the $2.1 million impairment of store assets recorded in the third quarter of 2011. Additional insignificant store impairments were recorded in the prior quarters of 2010 and reported in the thirty-nine weeks ended October 30, 2010.
Merger-Related Costs
In the thirty-nine weeks ended October 29, 2011 and October 30, 2010, we incurred $0.9 million and $27.7 million, respectively, of merger-related costs in connection with our acquisition of BPW. These costs primarily consist of investment banking, professional services fees and an incentive award given to certain executives and members of senior management as a result of the closing of this transaction.
Goodwill and Other Intangible Assets
We evaluate goodwill and trademarks for impairment on an annual basis at the reporting unit level on the first day of each fiscal year, and more frequently if events occur or circumstances change which indicate that the goodwill or trademarks should be evaluated. We performed our annual impairment tests for fiscal 2011 and fiscal 2010 as of January 30, 2011 and January 31, 2010, respectively, using a combination of an income approach and market value approach. These tests contemplate our market value, operating results and financial position, forecasted operating results, industry trends, market uncertainty and comparable industry multiples. As a result of these analyses, we determined that no impairment of our goodwill or trademarks existed. We evaluated events and circumstances through the third quarter of 2011 and did not identify any conditions which indicated that the goodwill or trademarks should be re-evaluated. We continue to monitor events and circumstances that may require goodwill and trademarks to be evaluated including any volatility in our market capitalization.
Interest Expense, net
The following is a comparison of net interest expense for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29,	October 30,		October 29,	October 30,
	2011	2010	Increase	2011	2010	Decrease
		(In millions)			(In millions)
Interest expense, net	$3.5	$2.3	$1.2	$8.1	$17.1	$(9.0)
Net interest expense in the thirteen weeks ended October 29, 2011 increased from the same period in 2010 due to a combination of increased tax-related interest expense, increased debt-related interest expense and the addition of $0.6 million in interest expense related to our trade payables arrangement. Year-over-year, third quarter tax-related interest expense increased primarily due to interest expense on a discrete tax adjustment recorded in the third quarter of 2011. Third quarter debt-related interest expense increased as our weighted average debt outstanding increased from $70.9 million in the third quarter of 2010 to $121.5 million in the third quarter of 2011, with reductions in our effective interest rate, from 4.4% in the third quarter of 2010 to 3.8% in the third quarter of 2011, partially off-setting this increase. See Liquidity and Capital Resources — Trade Payables Arrangement for further information regarding the trade payables arrangement.
Net interest expense for the thirty-nine weeks ended October 29, 2011 decreased from the same period of the prior year due to reductions in debt-related interest expense and tax-related interest expense. Year-over-year, debt-related interest expense decreased as the weighted average debt outstanding decreased from $179.5 in the thirty-nine weeks ended October 30, 2010 to $100.4 million in the thirty-nine weeks ended October 29, 2011 and effective interest rates decreased from 5.7% year-to-date in 2010 to 3.7% year-to-date in 2011. Reductions in tax-related interest expense are correlated to the recording of significant discrete tax adjustments in the second quarter of 2010, for which no similar discrete adjustments have been recorded year-to-date in fiscal 2011.

Income Tax Expense
The following is a comparison of income tax expense for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29,	October 30,		October 29,	October 30,
	2011	2010	Decrease	2011	2010	Decrease
		(In millions)			(In millions)
Income tax expense	$0.5	$0.5	$—	$1.5	$3.9	$(2.4)
For the thirty-nine weeks ended October 29, 2011 and October 30, 2010, our effective income tax rate, including discrete items, was (2.7%) and 27.5%, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the merger. Income tax expense for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 was impacted primarily by changes in estimates related to previously existing uncertain tax positions based on new information and the recording of an additional uncertain tax position.
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
The income (loss) from discontinued operations for the thirteen and thirty-nine weeks ended October 29, 2011 includes on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses, offset by favorable adjustments to other assets and lease liabilities including the first quarter of 2011 settlement of one of the two remaining J. Jill store leases. The income from discontinued operations for the thirteen and thirty-nine weeks ended October 30, 2010 includes favorable adjustments to other assets, sales tax liabilities and estimated lease liabilities including the second quarter of 2010 settlement of a portion of the vacant Quincy, Massachusetts office space previously used for the J. Jill business and the first quarter of 2010 settlement of four leases of the retained and closed J. Jill retail locations, partially offset by on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses.
Liquidity and Capital Resources
Our operating losses year-to-date have challenged our capital resources, with net cash used in operating activities for the thirty-nine weeks ended October 29, 2011 increasing $82.6 million over the comparable period of the prior year and the amount outstanding under our revolving credit facility increasing $56.2 million over the same period of the prior year.
We primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings, debt, interest and other payment requirements through cash generated by operations, our existing credit facility and credit from vendors and our sourcing agent. We seek to manage borrowing and availability under our Credit Facility by monitoring the timing of inventory commitments, inventory receipts and vendor payments. Our Credit Facility extends through October 7, 2013, subject to earlier termination as set forth in the agreement.
This year continues a transition period for the Company as we continue to implement our transformation and turnaround strategy. The success of our strategy and, accordingly, our ability to generate improved results and sufficient cash from operations depend upon our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis, effectively manage our costs, regularly access adequate sources of liquidity to satisfy our working capital and other operating cash requirements at all times and successfully fund and execute our operating, cost reduction and strategic initiatives.
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
Further in connection with the consummation and closing of the BPW merger, we executed a senior secured revolving credit agreement with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permits us to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of all reserves as specifically set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. In addition, under and subject to the terms of the facility, the lenders also have the right to establish certain additional reserves against borrowing availability if the lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary. Loans made pursuant to this agreement carry interest, at our election, at either (a) the three-month LIBOR plus 3.0% to 3.5%, depending on certain availability thresholds or (b) the base rate plus 2.0% to 2.5%, depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. Interest on borrowings is payable monthly in arrears. We pay a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the agreement, as amended. As of October 29, 2011, our effective interest rate was 3.9%, and we had additional borrowing availability of up to $69.3 million.
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
We may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Credit Facility subject to certain limited exceptions set forth in the agreement. The Credit Facility contains negative covenants prohibiting us, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, as defined, making loans, investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due, failure to perform or comply with the provisions or covenants of the agreement, an event of default on other third party obligations and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of our securities, the replacement of a majority of our Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). Should we default in our obligations under the Credit Facility, the lender could declare an event of default, terminate borrowing under the facility and declare all indebtedness under the facility immediately due and payable, and if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness. The agreement does not contain any financial covenant tests.
We and the lenders have entered into a letter of credit sub-facility under our Credit Facility pursuant to which the lenders will provide either documentary or standby letters of credit, at our request, to various beneficiaries on the terms set forth in the applicable agreement, subject to any applicable limitations set forth in the Credit Facility.
As of October 29, 2011, we had borrowings of $124.9 million outstanding under the Credit Facility, outstanding letters of credit related to merchandise purchases of $0.6 million under the letter of credit sub-facility and additional letter of credit availability of up to $24.4 million under the sub-facility which is included as part of our total additional borrowing availability under the Credit Facility, subject to all borrowing capacity restrictions included under the facility.
Subject to all conditions as set forth in the Credit Facility, including the Credit Facility lenders’ satisfaction with the terms of any proposed term loan and with an inter-creditor agreement with the term loan lender, we have the ability to obtain a term loan agreement in an aggregate principal amount not to exceed $50.0 million, subject to certain limitations, which may be secured by certain of our intellectual property and real estate.
Trade Payables Arrangement
On September 1, 2011, as part of our operating plan and in order to seek to increase the level and flexibility of cash available for funding operations and working capital needs, we entered into an arrangement with our exclusive global apparel sourcing agent, whereby we are able to extend payment terms for merchandise purchases sourced by our exclusive agent. Under this arrangement, our sourcing agent settles our merchandise accounts payable with the vendors organized under the buying agency agreement as they become due and extends our payment obligation up to an additional 30 days, at which time we are obligated to reimburse our sourcing agent the full amount of merchandise accounts payable due plus pay accrued fees and interest. The amount of payables due under this arrangement is not to exceed $50.0 million at any time. Fees are calculated and payable monthly on amounts outstanding under this arrangement at a rate of 1.0% per month. Additional fees may be charged on amounts overdue under this arrangement at a rate of 2.0% per month, calculated on a daily basis. This arrangement became effective for amounts that are or became due beginning on September 1, 2011 and continues until February 29, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and our sourcing agent, which we cannot assure. This arrangement is subject to suspension or earlier termination as provided in the arrangement, including any termination by our sourcing agent upon 28 days notice at any time. In addition, our sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under the buying agency agreement for certain merchandise purchases, which may be suspended at the discretion of the sourcing agent. As of October 29, 2011, $39.4 million of our accounts payable were extended under this arrangement, and we had outstanding letters of credit issued by our sourcing agent of $3.8 million. During the thirteen and thirty-nine weeks ended October 29, 2011, we recorded $0.6 million of fees and interest under these arrangements. No amounts were overdue under this arrangement during the quarter.
Outlook
We expect that our primary uses of cash in the next twelve months will be concentrated in funding operations, strategic initiatives and working capital needs. Additionally, we may be required to make payments over the next twelve months regarding certain tax matters which have been subject to appeal and are pending final resolution and the outcome of potential negotiations. We primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings and debt, interest and other payment requirements through cash generated by operations, our existing credit facility and credit from vendors and our sourcing agent.
In light of our operating performance in the thirty-nine weeks ended October 29, 2011, we are in the process of implementing measures which will seek to improve our profitability and increase the level and flexibility of cash available for funding operations and working capital needs.
•	In December 2011, we announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business by the end of fiscal 2012. With this initiative, we will seek to continue to improve our financial and capital flexibility, while focusing our strategic reinvestment in those areas of the business that are expected to generate meaningful returns. Key components of this initiative include:
o	Lower levels of marketing spend, including the suspension of national advertising and television campaigns in the near-term;

o	Exploring and implementing process efficiencies and structural streamlining across all areas of the business, including reducing corporate headcount by approximately 9.0% in December 2011 and

o	Implementing a store payroll rationalization program whereby we will seek to adjust the composition of our store workforce and reduce store payroll hours by managing to improved productivity standards, aided by the implementation of a workforce management system.
In conjunction with these direct cost reductions, we announced a decrease in the level of planned capital expenditures for fiscal 2012 and are planning reductions in our level of merchandise inventory commitments in fiscal 2012 which should also contribute to lower levels of logistics, handling and shipping costs.

We expect to incur approximately $3.5 million in restructuring charges related to the corporate headcount reduction component of our cost reduction initiative and are still evaluating the expected costs of any additional components of this initiative, if any. We anticipate that we will realize savings related to actions taken under this initiative beginning in the next fiscal year.

•	Additionally, we are working to improve our net sales and productivity with certain of our strategic initiatives, including our store rationalization plan, store re-image initiative, information technology systems upgrades, segmentation strategy and upscale outlet expansion. We will continue to closely evaluate the results of the phases of these initiatives implemented to-date and adjust our execution of these initiatives as needed. We remain committed to these strategic initiatives and the productivity and profitability improvements that we expect these initiatives will ultimately deliver and expect to continue to allocate our capital resources to the continuing implementation of these initiatives as practicable, focusing our investment on the areas which are expected to generate meaningful returns. These initiatives are all in their early stages, and the benefits anticipated from these strategic initiatives may take longer than expected to be realized.

•	We continue to work to evolve our merchandise assortment; and throughout the third quarter of 2011, we saw increasingly positive momentum in our customer’s response to our product offering, particularly in merchandise categories targeted for adjustment in the second half of fiscal 2011, which helped to drive net sales improvements in the last month of the quarter. The evolution and refinement of our merchandise assortment is an on-going process that will continue to be a key focus area.

•	In September 2011, we entered into an arrangement with our exclusive global apparel sourcing agent, whereby we have the option to extend payment terms for merchandise purchases sourced by our exclusive agent. In addition our sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under our buying agency agreement for certain merchandise purchases. This arrangement has provided us with greater flexibility in planning and managing our capital resources. See Trade Payables Arrangement for additional information regarding this arrangement.
Our cash and cash equivalents were $19.3 million and working capital was $19.8 million as of October 29, 2011. Based on our assumptions, including achieving our internal forecast and operating plan for improved net sales, operating results and cash flows for the next twelve months, our anticipated borrowing availability under the Credit Facility, our anticipated credit from vendors and our sourcing agent and the improvements to the Company’s capital composition as a result of the BPW Transactions, we anticipate that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months. This expectation depends upon our future operating performance, the achievement of our operating plan and internal forecast, including the absence of any unforeseen cash requirements, our expected borrowing availability, the continued support of our vendors and sourcing agent at existing levels and the absence of any significant deterioration in economic conditions.
While we expect to see a continuation of challenging net sales and gross profit margin trends throughout the remainder of the fiscal year, our operating plan for fiscal 2012 contemplates improvements in our net sales, operating results and cash flows from operations, when compared to our results for fiscal 2011, as we progress with the implementation of our cost reduction and other strategic initiatives. Our ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimate of future performance, which we cannot assure will occur. As a result, we cannot assure that cash flows and other sources of liquidity will at all times be sufficient for our cash requirements. We will continue to monitor our performance and liquidity, and if we believe operating results will be below our expectations or we determine at any time that it is appropriate or necessary to obtain additional liquidity, we will take further steps intended to improve our financial position, such as by modifying our operating plan, seeking to further reduce costs and adjust cash spend or evaluating alternatives and opportunities to obtain additional sources of liquidity. We cannot assure that any of these actions would be sufficient or available or, if available, available on favorable terms.
Cash Flows
The following is a summary of cash flows from continuing operations for the thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	October 29,	October 30,
	2011	2010
	(In millions)
Net cash used in operating activities	$(90.7)	$(8.1)
Net cash (used in) provided by investing activities	(34.5)	314.3
Net cash provided by (used in) financing activities	136.5	(409.6)
Cash used in operating activities
Cash used in operating activities was $90.7 million during the thirty-nine weeks ended October 29, 2011 compared to $8.1 million during the thirty-nine weeks ended October 30, 2010. Cash used in operating activities in the thirty-nine weeks ended October 29, 2011 is the result of a loss in the year-to-date period excluding non-cash items, combined with cash used in working capital changes, whereas cash used in operating activities in the thirty-nine weeks ended October 30, 2010 is the result of cash used in working capital changes, partially offset by earnings excluding non-cash items in the period-to-date. The $82.6 million comparative decrease in cash from operating activities is due to an $82.0 million reduction in earnings (loss) excluding non-cash items, with cash used in working capital changes flat year-over-year.
Cash (used in) provided by investing activities
Cash used in investing activities relates solely to purchases of property and equipment in both periods presented. Cash used for additions to property and equipment during the thirty-nine weeks ended October 29, 2011 was $34.8 million compared to $18.7 million during the thirty-nine weeks ended October 30, 2010. This increased level of capital expenditures in 2011 reflects our progress in the roll-out of our store re-image initiative, investments in our information technology systems and expansion of our upscale outlets, with 14 new locations opening in the thirty-nine weeks ended October 29, 2011.
Cash provided by investing activities of $333.0 million during the thirty-nine weeks ended October 30, 2010 represents cash and cash equivalents acquired in the merger with BPW on April 7, 2010. See Merger with BPW and Related Financing Transactions for further information regarding this transaction.
Cash provided by (used in) financing activities
Cash provided by financing activities was $136.5 million during the thirty-nine weeks ended October 29, 2011 compared to cash used in financing activities of $409.6 million during the thirty-nine weeks ended October 30, 2010. This change is primarily correlated to an outstanding debt increase in the thirty-nine weeks ended October 29, 2011 compared to an outstanding debt reduction in the thirty-nine weeks ended October 30, 2010, which reflects the full repayment of $486.5 million in related party debt under the BPW Transactions. Further, in the thirty-nine weeks ended October 29, 2011, we extended $39.4 million of accounts payable under our trade payables arrangement. See Trade Payables Arrangement for further information. Net cash borrowings in both periods presented were made under our Credit Facility. The increase in the net amount borrowed under the Credit Facility during the thirty-nine weeks ended October 29, 2011, compared to the same period of the prior year, corresponds to the reduction in cash flows from operations in the comparative periods. See Merger with BPW and Related Financing Transactions for additional information regarding this facility.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 amends Accounting Standards Codification (“ASC”) 350-20, Goodwill, by providing entities which are testing goodwill for impairment with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, further testing of goodwill for impairment would not need to be performed. The ASU does not change how goodwill is calculated or assigned to reporting units, revise the requirement to test goodwill annually for impairment or amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however the ASU does revise the examples of events and circumstances that an entity should consider in its assessment. ASU 2011-08 will be effective for us for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this ASU to have any impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220, Comprehensive Income, by requiring entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The items that must be reported in other comprehensive income were not changed. ASU 2011-05 will be effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. We are evaluating our presentation options under this ASU; however these changes are not expected to impact our consolidated financial statements other than the change in presentation.
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
Contractual Obligations
There were no material changes to our contractual obligations during the thirty-nine weeks ended October 29, 2011. For a complete discussion of our contractual obligations, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K.
Forward-looking Information
This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “projected,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “intend,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future net sales, margins and other future financial performance and results, achievement of operating plan or forecasts for future periods, sources and availability of credit and liquidity, future cash flows and cash needs, success and results of strategic initiatives, anticipated cost savings and other reduced spending and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our internal operating plan, regular-price, promotional and markdown selling, operating cash flows, liquidity and sources and availability of credit for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:
•	the ability to successfully increase our customer traffic and the success and customer acceptance of our merchandise offerings in our stores, on our website and in our catalogs;

•	the risks associated with our efforts to successfully implement, adjust as appropriate and achieve the benefits of our current strategic initiatives including store segmentation, store re-imaging, store rationalization, enhanced marketing, information technology reinvestments, upscale outlet expansion and any other future initiatives that we may undertake;

•	the ability to achieve our operating and strategic plans for operating results, working capital and cash flows;

•	the ability to access on satisfactory terms, or at all, adequate financing and other sources of liquidity, as and when necessary, to fund our continuing operations, working capital needs, strategic and cost reduction initiatives and other cash needs, and to obtain further increases in our Credit Facility, extend and continue our trade payables arrangement with our sourcing agent and obtain other or additional credit facilities or other internal or external liquidity sources if cash flows from operations or other capital resources are not sufficient for our cash requirements at any time or times;
•	the satisfaction of all borrowing conditions under our Credit Facility including accuracy of all representations and warranties, no defaults or events of default, absence of material adverse effect or change and all other borrowing conditions;

•	the risks associated with our efforts to maintain our traditional customer and expand to attract new customers;

•	the risks associated with competitive pricing pressures and the current increased promotional environment;

•	the risks associated with our on-going efforts to adequately manage the increase in various input costs, including increases in the price of raw materials, higher labor costs in countries of manufacture and any significant increases in the price of fuel, which impacts our freight costs;

•	the ability to reduce spending as needed;

•	the continuing material impact of the U.S. economic environment on our business, continuing operations, liquidity and financial results, including any negative impact on consumer discretionary spending, substantial loss of household wealth and savings and continued high unemployment levels;

•	the ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with acceptable payment terms and the risk that suppliers could require earlier or immediate payment or other security due to any payment concerns;

•	the ability to attract and retain talented and experienced executives that are necessary to execute our strategic initiatives;

•	the ability to accurately estimate and forecast future regular-price, promotional and markdown selling and other future financial results and financial position;

•	the risks associated with our appointment of an exclusive global merchandise buying agent, including that the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected and the risk that upon any cessation of the relationship, for any reason, we would be unable to successfully transition to an internal or other external sourcing function;

•	the risks and uncertainties in connection with any need to source merchandise from alternate vendors;

•	any impact to or disruption in our supply of merchandise;

•	the ability to successfully execute, fund and achieve the expected benefits of our supply chain initiatives;

•	any significant interruption or disruption in the operation of our distribution facility or the domestic and international transportation infrastructure;

•	the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill business, including both retained obligations and contingent risk for assigned obligations, may materially differ from or be materially greater than anticipated;

•	any future store closings and the success of and necessary funding for closing underperforming stores;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	the risk of impairment of goodwill and other intangible or long-lived assets;

•	the risk associated with our efforts in transforming our information technology systems to meet our changing business systems and operations, including the ability to maintain adequate system security controls;

•	the risks associated with any further decline in our stock price, including satisfaction of NYSE continued listing criteria which requires the average closing price of our common stock to be greater than $1.00 over 30 consecutive trading days and minimum levels of market capitalization and

•	the risks and uncertainties associated with the outcome of current and future litigation, claims, tax audits and tax and other proceedings and the risk that actual liabilities, assessments or other financial impact will exceed any estimated, accrued or expected amounts or outcomes.
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
At October 29, 2011, we had outstanding variable rate borrowings of $124.9 million under our Credit Facility. The impact of a hypothetical 10% adverse change in interest rates for this variable rate debt would have resulted in additional expense of approximately $0.1 million for the quarter ended October 29, 2011. Our Pension Plan assets are commonly invested in readily-liquid investments, primarily equity and debt securities. Generally, any deterioration in the financial markets or changes in discount rates may require us to make a contribution to our Pension Plan.
We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that the foreign currency exchange risk is not material. In addition, we operated 17 stores in Canada as of October 29, 2011. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2011.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, on February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of Talbots common stock from December 8, 2009 through and including January 11, 2011, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought, among other things, damages and costs and expenses. On July 27, 2011, the lead plaintiff filed an amended complaint which continues to assert claims under Sections 10(b) and 20(a) alleging certain false and misleading statements and alleged omissions related to Talbots’ financial condition, inventory management and business prospects. The amended complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. On October 17, 2011, Talbots and the remaining defendants filed a motion to dismiss all of the claims asserted in the amended complaint pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995. We believe that these claims are without merit and intend to defend against them vigorously. At this time, we cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.
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
We are subject to tax in various domestic and international jurisdictions and, as a matter of course, are regularly audited by federal, state and foreign tax authorities. During the third quarter of 2009, the Massachusetts Appellate Tax Board (the “ATB”) rendered an adverse decision on certain tax matters of Talbots, which was then affirmed by the Massachusetts Appeals Court on March 29, 2011. On June 8, 2011, the Supreme Judicial Court of Massachusetts denied our request for further appellate review of this case. In order to pursue the original appeal, we were required to make payments to the Massachusetts Department of Revenue on the assessment rendered on those tax matters. As of October 29, 2011, approximately $0.4 million related to this assessment remains to be paid. An additional assessment, relating to a subsequent period, has also been appealed to the ATB covering similar issues. Payment of this assessment has been stayed until our appeals are resolved. These assessments have been adequately reserved in our condensed consolidated financial statements.
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
The unsolicited offer we recently received to acquire the Company may create uncertainty that could adversely impact our business.
On December 6, 2011 we received an unsolicited offer from Sycamore Partners to acquire the Company. This unsolicited proposal could potentially expose us to a number of risks, including fluctuations in our stock price; potential limitations on our ability to execute our business plans and strategic initiatives; difficulties in hiring, retaining and motivating key personnel; any negative reaction of our suppliers, sourcing agent or landlords during this process and any attendant difficulties in maintaining or extending relationships or arrangements in response to such unsolicited proposal including our financing or other arrangements with our sourcing agent, leases, and other ongoing relationships; incurrence of increased costs associated with this proposal including outside consultant, advisor and legal fees; and the impact of any distraction caused by this proposal on our employees. The occurrence of any one or more of the above could have an adverse impact on our business, financial results, liquidity and financial condition.
If for any reason we do not meet the NYSE continued listing requirements, our common stock could be delisted.
The continued listing requirements of the New York Stock Exchange (“NYSE”) require, among other things, that the average closing price of our common stock be above $1.00 for over 30 consecutive trading days as well as that our market capitalization meet certain minimum levels. We generally would have a specified period of time to cure any non-compliance, and we would intend to take steps to cure any such non-compliance should we fall below the NYSE’s requirements. However if at the end of any cure period, we were unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting, which may reduce the liquidity and market price of our common stock and reduce the number of investors willing to hold or acquire our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchase activity under certain equity programs for the thirteen weeks ended October 29, 2011 is set forth below:

			Approximate Dollar Value
	Total Number of	Average	of Shares that May Yet Be
	Shares	Price Paid	Reacquired Under the
Period	Reacquired (1)	per Share	Equity Award Programs (2)
July 31, 2011 through August 27, 2011	7,754	$1.58	$16,644
August 28, 2011 through October 1, 2011	9,695	0.43	16,561
October 2, 2011 through October 29, 2011	196,111	0.06	14,539

Total	213,560	$0.13	$14,539

(1)	We reacquired 204,655 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan at an acquisition price of $0.01 per share.

Our equity program generally requires employees to tender shares in order to satisfy the employee’s tax withholding obligations from the vesting of their restricted stock. During the period, we repurchased 8,905 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average acquisition price of $2.85 per share.

(2)	As of October 29, 2011, there were 1,453,932 shares of nonvested stock that were subject to buyback at $0.01 per share, or $14,539.32 in the aggregate, that we have the option to reacquire if the holders’ employment is terminated prior to vesting.

Item 5. Other Information
As previously reported, the Company’s Board of Directors approved amended and restated by-laws of the Company (“By-laws”) on May 19, 2011, which among other items, clarify and add procedural and informational requirements for advance notice of director nominations in Sections 1.13 and 1.14, and accordingly, made corresponding changes to the By-law references in its Policy Regarding the Selection of New Director Candidates and Shareholder Nomination of Director Candidates (“Policy”) to incorporate such applicable By-law changes into the Policy.
Item 6. Exhibits
4.1	Rights Agreement, dated as of August 1, 2011, between The Talbots, Inc. and Computershare Trust Company, N.A., as Rights Agent. (1)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (2)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company, and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company. (2)

101.INS	XBRL Instance Document. (3)

101.SCH	XBRL Schema Document. (3)

101.CAL	XBRL Calculation Linkbase Document. (3)

101.LAB	XBRL Labels Linkbase Document. (3)

101.PRE	XBRL Presentation Linkbase Document. (3)

101.DEF	XBRL Definition Linkbase Document. (3)

(1)	Incorporated by reference to the Current Report on Form 8-K filed on August 2, 2011.

(2)	Filed with this Form 10-Q.

(3)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: December 8, 2011

THE TALBOTS, INC.

By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)