Form 10-K
period 2012-01-28
TALBOTS INC
filed 2012-04-12
CIK 912263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Registrant’s telephone number, including area code

781-749-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
Warrants to purchase common stock	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes        ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☑             Non-accelerated filer ☐             Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☑  No

The aggregate market value of the voting common stock held by non-affiliates as of the last business day of the registrant’s second fiscal quarter ended July 30, 2011 was $238.6 million.

As of April 2, 2012, 70,355,801 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

The Talbots, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended January 28, 2012

PART I

Item 1.    Business

General

The Talbots, Inc. is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand. As used in this report, unless the context indicates otherwise, all references herein to “the Company,” “we,” “us” and “our” refer to The Talbots, Inc. and its wholly-owned subsidiaries.

The Talbots brand vision is “tradition transformed” and focuses on honoring the classic heritage of our brand while emphasizing a relevant and innovative approach to style that is both modern and timeless. Our goal is to be the leading resource for timeless classics infused with modern luxury while delivering exceptional business results, growing shareholder value and operating as a best-in-class company. We are dedicated to our core values of being creatively led to commercial success, customer-driven and socially conscious while building a winning organization, demonstrating strong brand pride and instilling integrity in all aspects of our business.

We are committed to designing and providing our customers and engaging new customers with high quality, timeless fashion pieces that have been sourced from socially conscious and cost effective manufacturers and strategically distributed to our store locations based on customer lifestyle, behavior and local climate. We have two primary sales channels, stores and direct marketing, through which we seek to offer a cross-functional means of providing our customers access to our merchandise. Our stores channel consists of retail stores, upscale outlets, surplus outlets and our direct fulfill from stores system. Our direct marketing channel consists of our Internet business, at www.talbots.com, our catalog business and our in-store red-line phones. As of January 28, 2012, we operated 503 stores in the United States and 14 stores in Canada, collectively comprised of 544 locations, including individual store concepts.

Description of Operations

Stores

Our stores are located in 46 states and Canada. In fiscal 2011, our stores accounted for 82.6% of our consolidated net sales.

As of January 28, 2012, we operated a total of 517 stores under the Talbots name, including retail stores, upscale outlets and surplus outlets. Retail stores represent our principal store concept and offer our most recent, core Talbots brand merchandise. Upscale outlets, introduced in 2009 to reach an upscale outlet customer in her preferred shopping venue, offer a unique assortment of merchandise that is exclusively available at upscale outlet locations. Surplus outlets primarily sell end-of-season excess inventory from our retail stores at value prices. The effective use of surplus outlets allows us to keep a fresh flow of product in our core retail stores. In September 2011, we launched our direct fulfill from stores channel, whereby improved, system inventory transparency allows customer Internet orders to be fulfilled from store locations when the requested items are no longer available in the direct marketing inventory. This new channel contributed approximately $10.9 million in net sales through January 28, 2012 and is reflected in store sales.

We operate stores in various location types, including specialty centers, malls, village and urban centers, each representing 44.8%, 30.8%, 24.0% and 0.4% of U.S. retail store location type at January 28, 2012, respectively. The unique range of our store portfolio, both in location type and square footage, allows us to both offer product across a broad size range and better allocate merchandise to best serve our customers’ individual needs.

Our store portfolio as of January 28, 2012 is as follows:

	Number of Stores	Total Store Gross Square Footage	Total Store Selling Square Footage
		(In thousands)
United States
Retail	442	3,263	2,530
Upscale outlets	43	183	146
Surplus outlets	18	222	150

Subtotal — United States	503	3,668	2,826

Canada
Retail	13	71	57
Surplus outlets	1	5	4

Subtotal — Canada	14	76	61

Total	517	3,744	2,887

The majority of the floor area in our stores is devoted to selling space (including fitting rooms) with the balance allocated to stockroom and other non-selling space.

We continuously seek to improve store productivity by managing our real estate portfolio, monitoring and controlling expenses including the composition of our store workforce, training and developing associate selling skills, identifying operational efficiencies and managing to established productivity standards. We view the management of our real estate portfolio as an ongoing strategic process, wherein we seek to rationalize our existing store portfolio, improve the portfolio of the existing square footage, close, consolidate and downsize stores where appropriate and selectively add square footage primarily through our growth in upscale outlets. We evaluate store lease expirations, renewals and other opportunities with these goals in mind, by assessing, on a market-by-market basis, factors such as overall size and potential sales in each market, current performance and growth potential of each store and market and available lease expirations, lease renewals and other lease termination opportunities. During fiscal 2011, we closed 82 locations, including 69 full stores, under our store rationalization plan, reducing gross and selling square footage by 0.4 million and 0.3 million square feet, respectively. We expect to continue to seek to reduce our total store square footage over the coming years by carefully evaluating lease and market opportunities as we seek to improve overall productivity.

Our stores segment accounted for $942.9 million, $991.4 million and $1,027.9 million of our net sales in fiscal 2011, 2010 and 2009, respectively. Direct profit for the stores segment was $13.7 million, $120.9 million and $81.2 million in fiscal 2011, 2010 and 2009, respectively. Certain of our most significant assets, including customer accounts receivable, are not allocated or tracked by segment; therefore, no measure of segment assets is available.

Direct Marketing

Our direct marketing segment includes our Internet, catalog and red-line phone channels which have been designed to offer customers convenience in ordering Talbots merchandise. In fiscal 2011, direct marketing accounted for 17.4% of our consolidated net sales, with the Internet channel comprising 77.6% of our net direct marketing sales.

Our catalogs are designed to promote our brand image and drive customers to their preferred shopping channel, including our stores, our call center and our website. In fiscal 2011, we issued 15 separate Talbots catalogs across all business concepts with a total circulation of approximately 41.5 million, an increase of 7.2% in circulation from fiscal 2010.

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

We strive to make catalog shopping as convenient as possible. We maintain toll-free numbers, accessible seven days a week (except Christmas Day), to accept requests for catalogs and to take customer orders. We maintain a call center in Knoxville, Tennessee designed to provide service to customers. Telephone calls are answered by knowledgeable call center sales associates who enter customer orders and retrieve information about merchandise and its availability. These sales associates also suggest and help to select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. We have achieved efficiencies in order entry and fulfillment which permit the shipment of most orders the next business day. Our red-line phone channel complements our catalog channel by providing customers direct access from our stores to our call center.

Our Internet channel is a natural extension of our store and catalog channels, offering a similar broad assortment of our merchandise. We also utilize our Internet channel as an inventory clearance tool via our on-line surplus outlet. We continue to make enhancements to our Talbots website by providing enhanced visuals and greater ease of functionality to better meet customer needs and to better communicate our brand image. We expect to continue to refine our website’s functionality and visual content going forward.

Sales orders from our website are processed by our direct fulfillment system, allowing efficient shipping of merchandise. Customers can check the availability of merchandise at the time of purchase, and the website will provide examples of alternative merchandise if items are unavailable. Additionally, the website’s “online chat” feature allows customers to communicate with customer service representatives. Customers shopping online at www.talbots.com can also enjoy the benefit of our “find in a store” feature which allows a customer to select merchandise online and then reserve it at a store of her choice. As with the catalog, customer online purchases can be returned by mail or at our retail stores. Beginning in September 2011, our customer Internet orders are now able to be fulfilled from a store location when the requested item is no longer available in the direct marketing inventory. When an Internet order is fulfilled by a store, through this direct fulfill from stores channel, the sale is captured by the store fulfilling the merchandise request.

Our direct marketing segment accounted for $198.4 million, $221.7 million and $207.7 million of our net sales in fiscal 2011, 2010 and 2009, respectively. Direct profit for the direct marketing segment was $18.1 million, $54.2 million and $40.6 million in fiscal 2011, 2010 and 2009, respectively. Certain of our most significant assets, including customer accounts receivable, are not allocated or tracked by segment; therefore, no measure of segment assets is available.

In total, our net sales for fiscal 2011, 2010 and 2009 earned in the United States were $1.1 billion, $1.2 billion and $1.2 billion, respectively, and in Canada were $30.0 million, $36.2 million and $34.7 million, respectively. Similarly, our long-lived assets at January 28, 2012, January 29, 2011 and January 30, 2010 located in the United States were $167.0 million, $184.8 million and $218.2 million, respectively, and in Canada were $2.8 million, $1.8 million and $2.2 million, respectively.

Merchandising, Sourcing and Inventory Control & Distribution

Merchandising

Our merchandising strategy focuses on honoring the classics, while infusing relevant and updated merchandise across all product classifications for our brand. We continue to work to infuse our “tradition transformed” brand vision into our product assortment and merchandise branding in a way that will connect with our traditional core customer while appealing to our target customer.

Our merchandise assortment is designed almost exclusively by our in-house creative team and then edited based on our assessed inventory needs and our brand vision for the upcoming season. Styles for our merchandise are developed based upon analysis of historical, current and anticipated future fashion trends that will appeal to our core and target customers. Our merchandising strategy focuses on establishing superior customer satisfaction and a matchless customer experience through a commitment to quality, style and price.

We offer selections of our merchandise assortment across a broad size range under the following business concepts: Misses, Petites, and Woman and Woman Petites, our plus size concepts. We believe our ability to service “every woman, every size” sets us apart.

Our apparel selection is complemented by our accessories offerings, which primarily includes fashion jewelry, scarves, handbags and footwear. Our merchandising team works to deliver apparel and accessory offerings that communicate a cohesive look which enables customers to assemble complete outfits and wardrobes, encouraging multiple unit transactions. Sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the Talbots look from “head-to-toe.”

Sourcing

We procure our merchandise globally from a balanced and diversified manufacturing network. Our merchandise is produced by independent manufacturers to our specifications and standards which, for fiscal year 2011 purchases, were located in Asia (81.6%), the Mediterranean (11.0%) and the Americas (7.4%). We seek to manufacture our merchandise with vendors that share our same values and demonstrate a commitment to fair labor standards and the welfare of their workforce and community.

In August 2009, we entered into a buying agency agreement with an affiliate of Li & Fung Limited (“Li & Fung”) which, effective September 2009, is acting as our exclusive global apparel sourcing agent for substantially all Talbots apparel. The exclusive agency does not cover certain other products (including swimwear, intimate apparel, sleepwear, footwear, fashion accessories, jewelry and handbags) for which Li & Fung may act as our non-exclusive buying agent at our discretion. As a result of this agreement, we downsized our internal sourcing organization as well as closed our sourcing offices in Hong Kong and India in 2009. In fall 2011, we transitioned certain product categories (jewelry, handbags and fashion accessories) to Li & Fung to act as our non-exclusive agent beginning with our product for summer 2012.

We frequently analyze our overall distribution of manufacturing to ensure that no particular vendor or country is responsible for what we believe would be a disproportionate amount of our merchandise. With the appointment of Li & Fung as our exclusive sourcing agent for substantially all of our apparel product, we have been able to more readily gain access to additional sourcing countries and regions under its substantial global sourcing network. In fiscal 2011, we sourced our merchandise from 100 vendors utilizing 146 factories in 21 countries, including purchasing 13.1% of our product from countries with trade preference agreements with the United States. Our top ten vendors, determined based on first-cost dollars, represented 50.9% of our total purchases in fiscal 2011. We expect to continue to manage the geographic dispersion of our sourcing within the Li & Fung network in the coming year, adding further diversity to the regions in which our manufacturers operate while seeking to select vendors that operate in countries that have trade preference agreements with the United States.

The following is our sourcing activity, based on first-cost dollars, by top-five countries for 2011:

Country	Percent of Sourcing
China	45.1%
Indonesia	14.6%
Vietnam	9.0%
Jordan	4.9%
Thailand	3.9%
Other	22.5%

In fiscal 2010, we upgraded our social responsibility standards to align with leading specialty apparel retailers, and we enhanced our social compliance program to better address global supply chain issues, including child labor, excessive working hours, freedom of association and safe working conditions. We have partnered with Li & Fung to validate compliance with these standards at the factories from which we source our product and, further, employed a third party independent monitoring agency to correlate and verify compliance findings. Additionally, in fiscal 2010, we launched a community reinvestment program, in partnership with certain global non-governmental organizations and Li & Fung, to deliver a factory-based women’s education program in certain developing countries from which we source our product. As we learn more about the benefits and impacts of this educational program, we expect to expand to other factories from which we source.

While we make efforts to develop strategic partnerships with our top vendors, we do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any particular vendor. No single supplier is critical to our sourcing needs, and we believe that we have sufficient alternative suppliers from which we could source our product in the event that we need to secure additional or replacement production capacity. Further, we take measures to monitor our vendors for compliance with the Fair Labor Standards Act, security procedures and rules mandated by the U.S. Customs and Border Patrol.

Inventory Control & Distribution

Inventory distribution for our stores and merchandise fulfillment for our direct marketing business are managed through a central distribution facility in Lakeville, Massachusetts. Merchandise is allocated to our stores based on a localization strategy which contemplates customer lifestyle, behavior and local climate. We deliver new and what we believe will be compelling merchandise assortments with fresh floor sets to our stores on at least a monthly basis.

While merchandise offerings and availability may vary between stores and sales channels, we seek to provide our customers with cross-functional access to all available merchandise by providing red-line phones in stores, which are direct lines in our stores to our call center; offering a “find in a store” feature on our website; employing a direct fulfill from stores system, whereby improved, system inventory transparency allows customer Internet orders to be fulfilled from store locations when the requested items are no longer available in our direct marketing inventory; and seeking to reach our customers across multiple channels through coordinated direct marketing campaigns and in-store events, promotions and visual presentation.

We monitor inventory levels on an on-going basis and use markdowns to clear merchandise as needed. While most inventory is cleared in-store or through our own surplus outlets, certain residual inventory may be liquidated through unaffiliated third parties.

Customer Credit

We extend credit to our Talbots customers through the use of our proprietary Talbots credit card. The Talbots credit card is managed, in part, through Talbots Classics National Bank, a national banking association organized under the laws of the United States with a main office and principal place of business in Rhode Island, and Talbots Classics Finance Company, both wholly-owned subsidiaries. While our primary objective in offering the Talbots credit card is to enhance customer loyalty and drive merchandise sales, the Company also benefits from finance charge income earned and decreased third party bank card fees.

U.S. Talbots credit card holders are automatically enrolled in our customer loyalty program, referred to as our classic awards program, which rewards U.S. Talbots customers with a twenty-five dollar appreciation award for every five hundred points earned. The classic awards program is comprised of three tiers: red, platinum and black. The red tier is open to all customers, regardless of whether they hold a Talbots credit card, and accrues 0.5 points for every net dollar of merchandise purchased with a non-Talbots credit card payment. The platinum tier accrues one point for every net dollar of merchandise purchased on a Talbots credit card. The black tier is for Talbots credit card holders who spend more than $1,000, net per calendar year on their Talbots credit card, and accrues 1.25 points for every net dollar of merchandise purchased on their Talbots credit card. Points not converted into appreciation awards expire at the end of the calendar year at the red and platinum tiers; points do not expire at the black tier. Appreciation awards can be redeemed against future purchases and, for those appreciation awards earned through fiscal 2011, expire one year from the date of issuance. Beginning in fiscal 2012, appreciation awards will expire six months from the date of issuance.

Management Information Systems

Our systems consist of a full range of retail, e-commerce, catalog, financial, merchandising supply chain and business intelligence systems, including point-of-sale, sales reporting, credit management and authorization, a fully functional e-commerce website, order and customer management, inventory distribution and control, accounts payable, procurement, payroll, product design, budgeting and forecasting, financial reporting, merchandise planning and reporting and our enterprise data warehouse supporting business intelligence. We seek to protect company-sensitive information within our computing and network environment from unauthorized access using industry standard computing and network security systems, including anti-virus and firewall protection. Our point-of-sale system and e-commerce website make use of encryption technology to help protect sensitive customer information. Our management information systems and electronic data processing systems are located at our systems center in Tampa, Florida, and at our corporate facilities in Hingham, Massachusetts. We also have a collections system at Talbots Classics Finance Company located in Lincoln, Rhode Island.

All of our stores have point-of-sale terminals that support all transaction activity and communicate detailed sales information, including sales by item, color and size, throughout the day. Our stores are equipped with bar code scanning technology for the recording of store sales, returns, inventories, price changes, receipts and transfers. This information is included in daily and weekly trend reporting and analysis and is fed into our merchandise planning systems to support merchandising decision-making regarding allocation of merchandise and promotional activity.

During fiscal 2010, we began the reinvestment phase of our three-year IT systems strategic plan which focuses on making systems enhancements designed to aid management in understanding and meeting customer needs, driving growth across the business and promoting operational excellence. This plan is reviewed annually and was updated in fiscal 2011 to reflect recent business needs. One of the major goals of this strategic plan is to provide improved cross-functional support and analysis tools to better serve our business as well as provide an improved foundation for developing a leaner systems operation, allowing us to eliminate redundant systems and reduce customizations. Through fiscal 2011, we implemented our JDA allocation, Oracle store clustering and Oracle size profile optimization systems while advancing the development of our Oracle merchandise financial planning and Oracle assortment planning systems. We also completed the upgrade of our Oracle financial system, continued to enhance our e-commerce site, implemented TradeStone’s costing tool which is expected to enhance our ability to collaborate on pricing with vendors and consolidated several disparate data warehouse systems into our enterprise data warehouse, increasing our ability to support in-depth analysis of trends and future strategies. The systems that we have implemented to-date have contributed to the successful launch of certain business development strategies, including our direct fulfill from stores channel. We expect to continue to invest in key systems upgrades and implementations in the coming year where such investments are expected to improve our ability to understand and meet our customers’ needs and contribute to enhanced productivity, including the addition of a workforce management system, scheduled to launch in the first half of fiscal 2012, which is designed to help our stores improve their productivity by optimizing their payroll hours in relation to their anticipated business needs.

Marketing

Our marketing initiatives focus on building and communicating our brand and increasing customer acquisition and retention. Our primary marketing programs consist of catalog circulation, customer mailings, e-commerce advertising, in-store visual presentation, digital and social media outreach as well as other marketing campaigns such as direct promotional customer incentives and events.

In fiscal 2010 and 2011, we reinvested in national print advertising, increased our presence in e-commerce advertising and launched our store re-image initiative, which represents a significant reinvestment in our in-store visual presentation. These programs were part of a coordinated campaign designed to communicate our updated “tradition transformed” brand image and connect with current and prospective customers. We expect that our brand building efforts will take time to gain traction and translate into increased customer base, customer traffic and net sales. In fiscal 2012, as we seek to reduce our overall costs and expenses, we expect to lower our marketing spend and focus our marketing efforts on our core, direct-to-customer campaigns, suspending investment in national advertising and television campaigns in the near-term.

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

Employees

As of January 28, 2012, we had approximately 8,737 employees of whom approximately 1,105 were full-time salaried employees, approximately 1,984 were full-time hourly employees, and approximately 5,648 were part-time hourly employees. None of our employees are represented by a labor union.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers as of April 2, 2012:

Name	Age	Position
Trudy F. Sullivan	62	President and Chief Executive Officer, a Director
Michael Scarpa	56	Chief Operating Officer, Chief Financial Officer and Treasurer
Benedetta I. Casamento	45	Executive Vice President, Finance
Deirdre FitzGerald	43	Executive Vice President, General Merchandise Manager
Richard T. O’Connell, Jr.	61	Executive Vice President, Real Estate, Legal, Store Planning & Design and Construction and Secretary
Gregory I. Poole	50	Executive Vice President, Chief Supply Chain Officer
Lori Wagner	47	Executive Vice President, Chief Marketing Officer
Lesli Gilbert	43	Senior Vice President, Stores

Ms. Sullivan joined The Talbots, Inc. as President and Chief Executive Officer and as a Director in August 2007. Prior to joining the Company, Ms. Sullivan served as President of Liz Claiborne, Inc. from January 2006 until July 2007. Ms. Sullivan joined Liz Claiborne, Inc. in 2001 as Group President of the company’s Casual, Collections, and Elisabeth businesses. She was named Executive Vice President in March 2002 with added responsibilities for all non-apparel business, all direct-to-consumer business (retail and outlet) and the International Alliances business at Liz Claiborne, Inc. She served in this position until she was named President of Liz Claiborne, Inc. in 2006. Prior to joining Liz Claiborne, Inc., Ms. Sullivan served as President of J. Crew Group, Inc. from 1997 until 2001. Additionally, in September 2010, Ms. Sullivan joined the Board of The Yankee Candle Company, Inc. On December 5, 2011, we announced that Ms. Sullivan will retire from Talbots on the date that our Board of Directors appoints a successor President and Chief Executive Officer, or, under the terms of her agreement, such earlier date as our Board of Directors shall determine, which, in either case, will be no later than June 30, 2012.

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

Ms. FitzGerald was appointed Executive Vice President, General Merchandise Manager in March 2012. From October 2010 until this appointment, she served as Senior Vice President, Merchandising Retail Apparel, Accessories and International. Ms. FitzGerald joined the Company in August 2004 as a Director of Merchandising, serving this role in various product categories until her promotion to Vice President of Merchandising, Missy Apparel in September 2008. Prior to joining the Company, Ms. FitzGerald held the positions of Divisional Merchandise Manager and Head of Men’s Apparel at J. Crew from April 2002 until July 2004. Prior to joining J. Crew, she held various buying and merchandising roles at Brooks Brothers from February 1998 until March 2002. Ms. FitzGerald began her career at Bloomingdale’s in 1993 serving in various roles until joining Brooks Brothers in 1998.

Mr. O’Connell was appointed Executive Vice President, Real Estate, Legal, Store Planning & Design and Construction, and Secretary in June 2008. From November 2006 until this appointment, he served as Executive Vice President, Legal and Real Estate, and Secretary. Mr. O’Connell joined The Talbots, Inc. in 1988 as Vice President, Legal and Real Estate, and Secretary, and became Senior Vice President, Legal and Real Estate, and Secretary in 1989. Prior to joining the Company, he served as Vice President, Group Counsel of the Specialty Retailing Group at General Mills, Inc.

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

Ms. Gilbert joined The Talbots, Inc. as Senior Vice President, Stores in June 2011. From April 2008 until joining the Company, she held leadership positions at T-Mobile USA, including Vice President General Manager and Vice President of Retail, East. Ms. Gilbert held store leadership positions at The Gap, Inc. from 2003 to 2008, including Senior Director of Sales and Regional Sales Director. Ms. Gilbert has also held store leadership positions at Charlotte Russe, Discovery Channel Stores, Sunglass Hut and The Limited.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.thetalbotsinc.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). These reports are also available at the Securities and Exchange Commission’s Internet website at www.sec.gov.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are posted on our website, www.thetalbotsinc.com, under “Investor Relations” and are available in print to any person who requests copies by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, Massachusetts 02043 or by e-mailing investor.relations@talbots.com. Information contained on our website is not incorporated by reference or otherwise considered part of this document.

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

We may not achieve the improvements we expect in our operating results, working capital and cash flows.

Our operating plan anticipates significant improvements in our operating results and cash flows in fiscal 2012. However, we are in a transition period; our strategic initiatives, designed to improve our sales and operating results, are expected to take time to gain traction, and our results have fluctuated significantly from and have been significantly below our expectations during this transition period. Our negative past sales trends and operating results may take longer to recover than we expect or have planned, and actual results may differ materially and be materially less than planned. As a result, our future operating results and cash flows may not at all times be sufficient to meet our working capital requirements, required payments on our indebtedness and all of the other cash requirements of our business.

Our ability to improve our operating results, working capital, cash flows and liquidity in fiscal 2012 and beyond depends upon a significant number of factors, some of which are beyond our control, including:

•	customer acceptance of our merchandise;

•	our ability to respond to any increased competitive pressures in our industry;

•	our ability to achieve our sales and gross profit margin plans for fiscal 2012;

•	our ability to achieve our cash flow plan for fiscal 2012, particularly during our peak inventory build-ups in advance of principal selling seasons;

•	the success of our strategic initiatives and cost reduction initiative;

•	our ability to reduce our costs and cash spending in amounts and at the times needed;

•	our ability to effectively manage inventory;

•	our ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;

•	the continuation of our trade payables arrangement and letter of credit arrangement with our exclusive sourcing agent;

•	our ability to respond to any unanticipated changes in expected cash flows, liquidity, cash needs and cash expenditures;

•	our ability to access adequate and uninterrupted supply of merchandise from suppliers on open account purchase terms at expected levels and acceptable payment terms;

•	general economic conditions; and

•	our ability to adjust our operating plans in response to changing conditions.

Our ability to generate cash flows from operating activities and improve gross profit margins has also been negatively impacted by the highly promotional conditions in our industry, which we expect may continue for at least the foreseeable future.

We cannot assure that any or all of the above or other factors, plans and initiatives will be in our favor or generate the outcomes that we expect. Accordingly, we cannot assure that we will achieve our operating plan or improvements in our operating results, working capital and cash flows, which could materially impact our financial results, liquidity and financial position.

The success of our business depends on our ability to develop merchandise offerings that resonate with our existing customers and help to attract new customers.

Our future success depends on our ability to consistently anticipate, gauge and respond to our customers’ demands and tastes in the design, pricing, style and production of our merchandise. Our merchandise offerings require long lead times, making it difficult to respond quickly to changes in customer preferences. Our failure to anticipate, identify or react appropriately and in a timely manner to changes in customer preferences and economic conditions could lead to lower sales, missed opportunities, excessive inventories and more frequent markdowns, each of which could have a material adverse impact on our business and our sales levels. At the same time, as part of our “tradition transformed” brand vision, we are striving to have our product offerings, brand image and marketing approach increase and expand our customer base while continuing to appeal to our traditional core customer. There is no assurance that we will be successful in increasing our number of customers and customer base or that our product offerings will resonate with our traditional core and expanded customer base. We have faced challenges in seeking to evolve our merchandise assortments. Merchandise misjudgments negatively impact our gross profit margins, markdown exposure and operating profitability and could negatively impact our image with our customers and result in diminished brand loyalty.

We face substantial competitive pressures from other retailers and operate in a highly promotional environment.

The specialty apparel retail industry in which we operate is highly competitive. We compete with many other specialty retailers, department stores and catalog and Internet businesses. The competition among apparel retailers for the reduced discretionary consumer spending we have seen over the past few years has been intense. Many of our competitors are companies with substantially greater financial, marketing and other resources. There is no assurance that we will be able to compete successfully with them in the future.

We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant pricing pressure and significantly increased promotional activity from our competitors; and we may face challenges in seeking to provide merchandise at competitive prices that allow us to be profitable. If we are unable to successfully compete in this promotional environment, we could experience reductions in our sales and excessive build-up of merchandise inventories resulting in increased markdowns and reductions in our gross profit margins, adversely impacting our profitability and cash flows from operating activities.

We cannot assure that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

Our operating losses in fiscal 2011 have challenged our capital resources, with net cash used in operating activities increasing $119.4 million over the prior year. Fiscal 2012 will continue a transition period for the Company.

Our operating plan for fiscal 2012 anticipates improvements in our cash flows from operating activities, when compared to our results for fiscal 2011, as we progress with the implementation of our strategic initiatives and cost reduction initiative, although our ability to achieve these improvements is dependent upon a significant number of factors, some of which are beyond our control. We also recently entered into a new $75.0 million secured term loan facility and extended our revolving credit facility. Our operating plan for fiscal 2012 also assumes that our borrowing capacity under the revolving credit facility, as amended, and credit availability and credit support from our exclusive sourcing agent and vendors will continue at least at existing levels, which we cannot assure. Our ability to achieve our operating and cash flow plans is therefore based on a number of assumptions which involve significant judgment and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, we cannot assure that cash flows and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. We will continue to monitor our performance and liquidity and, if needed or advisable, may need to consider actions and steps to continue to improve our cash position and mitigate any potential liquidity shortfall, such as by modifying our operating plan, pursuing additional financing to the extent available, seeking additional credit availability or support from our exclusive sourcing agent or vendors, further reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions seeking to reduce costs, adjust cash spend and improve our cash position and liquidity, which we cannot assure would be successful.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in our debt facilities, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets. Substantially all of our assets are pledged as collateral under our existing debt facilities. Any additional debt or equity financing would likely also require modification of our existing secured debt agreements, which we cannot assure would be obtainable. Any additional financing or refinancing could also be at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our operations, cash flows and earnings.

We cannot assure that any of these actions would be sufficient or available in the amounts or at the time or times needed, or, if available, available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed would have a material adverse impact on our business, liquidity and financial position.

Increased store productivity will be largely dependent upon our success in continuing to rationalize our existing store portfolio.

In March 2011, we announced the acceleration of our store rationalization plan, a program designed to increase the productivity of our store square footage by evaluating our store portfolio on a market-by-market basis and closing, consolidating or downsizing certain selected locations. In connection with this store rationalization plan, we closed 82 locations, including 69 full stores, during fiscal 2011 and expect to close approximately 30 locations through fiscal 2012 and into early fiscal 2013. The scope and timing of closures, consolidations and downsizings under this plan remain dynamic as we continue to perform ongoing evaluations of our portfolio and continue the process of negotiating acceptable termination arrangements with associated third parties.

While we have made certain assumptions concerning expected productivity improvements from this plan, including the migration of certain sales from closing store locations to neighboring store locations and to our direct marketing channels and better inventory, capital expenditure and other resource allocation over a more refined store base, we cannot assure that the expected improvements will be realized or will improve our store productivity in the amounts or in the time expected. If we are unable to successfully execute on this program to the extent or within the time that we expect or if the improvements in productivity are not at the level that we expect, our sales, gross profit margins, liquidity and results of operations could be adversely affected.

Our ability to increase sales and store productivity is largely dependent upon our ability to increase customer traffic.

Customer traffic depends upon our ability to successfully promote our brand with our existing customers and potential new customers by engaging our customer through certain of our strategic initiatives, providing merchandise that satisfies customer demand in terms of price, quality, fit and availability, predicting fashion trends for our customers and providing an appealing shopping environment and experience. Our comparable store customer traffic was flat in fiscal 2011 compared to the prior year. There can be no assurance that our efforts to increase customer traffic in our stores or to migrate customers from closing store locations to neighboring store locations or to our direct marketing channels will be successful or at the levels we expect, which could negatively impact our sales and store productivity and may leave us with excess inventory. We may need to respond to any declines in customer traffic by increasing markdowns or initiating or continuing additional promotions to attract customers to our stores, which would adversely impact our gross profit margins, operating results and cash flows from operating activities.

Our secured debt facilities contain provisions which restrict our operations, our ability to obtain any additional financing or other liquidity enhancing transactions and our ability to execute certain strategic transactions.

Our revolving credit facility, as amended, and new secured term loan facility (collectively, our “debt facilities”) include covenants and other obligations that impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

Without the consent of our lenders, our debt facilities limit our ability, among other things, to:

•	incur or assume additional indebtedness, contingent obligations or guarantee indebtedness;

•	sell or otherwise dispose of certain assets, including capital stock of subsidiaries;

•	create or incur liens or enter into negative pledge clauses;

•	enter into collateralization or securitization transactions;

•	enter into sale-leaseback transactions;

•	enter into or engage in transactions with affiliates;

•	merge, consolidate or sell certain significant assets;

•	change our capital structure and issue any capital stock (other than common stock) in any material respect adverse to the lenders;

•	use net proceeds from asset dispositions or securities sales in excess of certain defined levels other than for prepayments of our secured debt;

•

pay dividends on or make distributions in respect of capital stock except for those issued in the form of stock or stock equivalents, repurchase our outstanding common stock except in limited circumstances as defined in the agreements or make certain other restricted payments or investments;

•	prepay other indebtedness prior to its scheduled maturity;

•	make loans or investments and acquire certain assets or securities;

•	make intercompany loans and capital contributions;

•	amend, modify or waive any rights under or terminate agreements governing our proprietary credit card;

•	amend either debt facility without the consent of the lenders under the other debt facility;

•	make changes to other indebtedness arrangements; and

•	maintain cash reserves in excess of established amounts.

These restrictions significantly impact our future alternatives by limiting, without lender consent, our ability to borrow additional funds, execute certain equity financings or enter into dispositions or collateralizations or securitizations of our assets or other liquidity enhancing or strategic transactions. Our ability to obtain additional or other financing or to dispose of certain assets could also be negatively impacted because most of our assets have been pledged as collateral for repayment of our indebtedness under our debt facilities. In addition, the net proceeds of any debt or equity financing, asset disposition or other external liquidity generating transaction would generally need to be first applied to our existing indebtedness, which, while reducing our level of indebtedness, cannot be assured to be sufficient for our continuing cash requirements and cash needs.

In addition, a change in control, as defined in the debt facilities, as well as certain other strategic transactions would constitute an event of default under our debt facilities. For example, the lenders could declare a default and require prepayment of all of our secured debt if, without the consent of our lenders, we were to merge or consolidate with or dispose of all or substantially all of our assets to another entity or upon the occurrence of certain other change in control events (defined in our debt facilities to include, among other things, any person or group acquiring 50.0% or more of the total voting power of our securities, the replacement of a majority of our Board of Directors under certain circumstances and certain mergers or other extraordinary transactions).

The debt facilities also contain extensive representations and warranties which cover many events and actions relating to the Company and our operations and assets, many of which are outside of our control. We must continue to ensure our compliance with and the accuracy of these representations and warranties to avoid an event of default under the debt facilities. Unexpected events or events outside of our direct control could violate such provisions.

In the event of a default, unless we are able to secure waivers or amendments, lenders’ commitments to extend further credit could be terminated; our outstanding indebtedness could become immediately due and payable; and, if outstanding indebtedness is not immediately satisfied from cash resources, our lenders could realize on all collateral pledged to secure such indebtedness. Should we be unable to borrow under these facilities, we may not have the necessary cash resources for our operations and, if outstanding amounts were to become immediately due and payable, we may not have the cash resources available to repay such accelerated obligations, which would have a material adverse effect on our business, financial condition and liquidity.

Our borrowing capacity under our revolving credit facility, as amended, is subject to the value of certain of our assets and is subject to certain limitations and reserves.

Our borrowing capacity under our revolving credit facility, as amended, (the “Amended Credit Facility”), pursuant to both the terms of the Amended Credit Facility and the terms of our new secured term loan (the “Term Loan”), is based in large part on the values of certain of our assets at any point in time. In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity.

In addition, the borrowing base calculation under our Amended Credit Facility is subject to various reserves applicable to determining borrowing availability. The lenders under each of the Amended Credit Facility and Term Loan also have the right to establish certain additional reserves against borrowing availability if the lenders determine, in good faith and in the exercise of reasonable business judgment, that additional reserves are necessary. Our Term Loan contains a number of separate additional reserves and limitations which directly impact and reduce the aggregate amount that may be borrowed under the Amended Credit Facility. Refer to Liquidity and Capital Resources for additional information regarding these debt facilities. Any material reduction in our borrowing availability under the Amended Credit Facility could materially impact our business and liquidity.

There are significant risks associated with our strategic initiatives.

We are still executing a number of major strategic initiatives as part of our transformation strategy which are designed to drive long-term shareholder value and improve our store productivity, sales and results of operations. These strategic initiatives include:

•	a plan to rationalize and reduce our store real estate portfolio and square footage;

•	a store re-image initiative, a program which is designed to translate our updated brand image into a renovated storefront and store lay-out;

•	information technology enhancements and upgrades; and

•

a segmentation strategy, a system whereby we sort our stores based on customer lifestyle, behavior and climate which seeks to improve store productivity by tailoring our merchandise assortment and store experience to specific segments.

There can be no assurance that we will be able to successfully implement each of these strategic initiatives or that our transformation strategy will result in improved store productivity, sales or results of operations or long-term shareholder value. In addition, depending upon our customers’ reaction and acceptance of these initiatives and, as we obtain more information, we may also need to continue to adjust any one or more of these initiatives. These changes could be substantial and, if implemented, could result in significant costs. If we do not successfully execute on these strategic initiatives or if our transformation strategy does not achieve its intended results, we may experience a material adverse impact on our business and results of operations.

Our ability to attract and retain key executives, including successors to key senior management roles, such as our Chief Executive Officer, is critical to our success.

Our ability to continue to execute our transformation strategy and generate long-term sustainable growth and profitability depends, to a significant extent, on the performance of our senior management and our ability to attract, recruit, motivate and retain key members of our executive senior management team, including successors to these key roles. The loss of one or more of our key personnel and any inability to effectively implement a suitable successor to a key role in our senior management, including our Chief Executive Officer, could have a material adverse effect on our business.

In December 2011, we announced that our Board of Directors had begun the process of identifying a successor for our Chief Executive Officer who will retire once a successor has been identified or, under the terms of her agreement, no later than June 30, 2012 or any earlier time as our Board of Directors may determine. It cannot be assured that a qualified successor will be retained at the time needed. In addition, in September 2011, the Company’s Chief Creative Officer separated from employment with the Company. There can be no assurance that our design function and merchandise offerings may not be negatively impacted by this change. Further, in December 2011, the Company received an unsolicited proposal to acquire all of the Company’s outstanding common stock, and subsequently, our Board of Directors announced that it had resolved to evaluate a full range of strategic alternatives for the Company. This strategic review process creates uncertainty which may impact our ability to recruit and retain executive talent, including a new Chief Executive Officer.

If we are unable to manage our inventory effectively, our gross profit margins could be affected, and we may incur losses.

Our success depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns. If we overestimate customer demand for our merchandise, we will likely need to record inventory markdowns and move the excess inventory to our surplus outlets to be sold at discount or closeout prices which would negatively impact operating results and could negatively impact our brand image. If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities and have a negative impact on customer loyalty. We plan to reduce certain of our inventory commitments in fiscal 2012 related to our cost reduction initiative, which may impact our sales and merchandise availability. The inability to fill customer orders efficiently could lower customer satisfaction and could cause customers to go to an alternate source for the desired products, which would adversely affect our business.

There are risks associated with our reliance on an exclusive global apparel sourcing agent.

In August 2009, we reorganized our global sourcing activities and entered into a long-term buying agency agreement with an affiliate of Li & Fung Limited (“Li & Fung”) pursuant to which Li & Fung was appointed as exclusive global apparel sourcing agent for substantially all of our apparel effective September 2009. There can be no assurance that the anticipated benefits from this arrangement will be realized or realized within the time periods expected. Moreover, we cannot provide assurance that upon the cessation of this relationship, for any reason, we would be able to successfully transition to an internal or other external sourcing function.

Our trade payables arrangement is subject to suspension or early termination at the discretion of our exclusive sourcing agent.

On September 1, 2011, we entered into an arrangement with our exclusive global apparel sourcing agent, whereby we are able to extend payment terms for merchandise purchases sourced by our exclusive agent. On February 29, 2012, this arrangement was extended until August 31, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and our sourcing agent. This arrangement is subject to suspension or earlier termination as provided in the arrangement, including any termination by our sourcing agent, in its discretion, upon twenty-eight days notice at any time, at which point amounts outstanding would become due. In addition, our sourcing agent has agreed to extend letters of credit, on our behalf and at our request, to vendors organized under our buying agency agreement for certain merchandise purchases, which may be suspended at the discretion of our sourcing agent. Any suspension or early termination of the trade payables arrangement or our sourcing agent’s letter of credit extension could significantly impact our working capital needs and liquidity. Further, there can be no assurance that the trade payables arrangement or our sourcing agent’s letter of credit extension will continue.

Our level of indebtedness may adversely affect our business and results of operations and may require the use of our available cash resources to meet interest and principal repayment obligations, which could impact our ability to reinvest in other areas of our business.

As of January 28, 2012, we had $116.5 million outstanding under our revolving credit facility. Additionally, on February 16, 2012, we entered into a new $75.0 million secured term loan facility. Our future payment obligations on these facilities may adversely impact our results of operations and cash flows while this indebtedness is outstanding. Our indebtedness could also have a material impact on our business. For example, it could:

•	limit our ability to reinvest in our business and invest in strategic initiatives;

•	require a significant portion of our cash flows from operating activities to be used for interest and principal repayments, reducing working capital and general liquidity;

•	make us more vulnerable to negative changes in economic conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or general corporate purposes or refinancing of our debt; and

•	place us at a competitive disadvantage compared to other retailers who may have proportionately less debt.

Any additional indebtedness which we may incur in the future would likely increase our risks from outstanding indebtedness including those referenced above.

Our ability to satisfy our debt and other financial obligations depends on our financial and operating performance. A decrease in cash flows from operating activities could make it more difficult to service our indebtedness and other obligations. If our cash flows and capital resources are insufficient to satisfy our debt obligations at any time, and we are unable to obtain waivers or amendments from the lenders or to refinance our indebtedness, we would be in default under these debt facilities. Due to cross-default and certain other provisions in our debt facilities, a default under one of our debt facilities would be a default under our other debt facility. If we default under our debt facilities, amounts outstanding could become immediately due and payable, and the lenders could terminate commitments to extend further credit; in which case, absent additional financing or refinancing, we may not have sufficient liquidity to satisfy such debt and our lenders could realize on all collateral pledged to secure such indebtedness or seek other remedies, which would have a material adverse impact on our business, financial condition and liquidity.

Unfavorable economic conditions or the slowing, stalling or reversal of an economic recovery could materially and adversely impact our financial conditions and results of operations.

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

Our arrangements with our suppliers and vendors may be impacted by our financial results or financial position.

Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our suppliers and vendors could respond to any actual or apparent decrease in or any concern with our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support. There can be no assurance that one or more of our suppliers may not slow or cease merchandise shipments or require or condition their sale or shipment of merchandise on more stringent payment terms. If any of the above circumstances were to occur, our need for additional liquidity in the near term could significantly increase. Such circumstances, if they were to occur, could materially disrupt our supply of merchandise which would have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.

Actions taken under our cost reduction initiative may not produce the savings expected and may negatively impact our other initiatives and efforts to grow our business.

In the second half of fiscal 2011, we began implementing certain measures aimed at improving our profitability and maintaining flexibility in our capital resources, including the introduction of a cost reduction initiative. This cost reduction initiative includes significant workforce reductions, significant reductions in projected marketing spend and other cost and spend reductions, including year-over-year reductions in planned capital expenditures and inventory commitments. We have forecasted substantial cost savings from these initiatives based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. There can be no assurance that actual results achieved may not vary materially from what we have assumed and forecasted which could have a material adverse impact on our results of operations, liquidity and financial position. If we are successful in executing this cost reduction initiative, there can be no assurance that the cost savings achieved will be sufficient to offset any inability to meet our operating plan for sales and gross profit margins. Further, certain spend reductions may negatively impact our other initiatives or our efforts to grow our business. For example, our planned reductions in marketing spend for fiscal 2012 may negatively impact our brand awareness, customer acquisitions, customer retention and sales. Our other cost reduction actions may also impact or delay certain of our operating and productivity initiatives which may negatively impact our future results of operations, delay our brand and business transformation and increase the burden on existing management, systems and resources.

We may continue to experience fluctuations in our operating results and significant variability between financial expectations and actual results.

Our annual and quarterly operating results have fluctuated and may continue to fluctuate in the future. As a result, period-to-period comparisons of historical and future results may not necessarily be meaningful and should not be relied on as an indication of future performance. There can be no assurance that our current or future internal expectations and outlook for sales, comparable sales, gross profit margins and profitability will prove to be accurate. Failure to meet internal or market financial expectations going forward, particularly with respect to sales, gross profit margins and earnings, would likely result in a decline in and/or increased volatility in the market price of our stock.

Our noncontributory defined benefit pension plan is underfunded, and our pension funding obligations and other postretirement benefit obligations are significant and may require significant future cash contributions.

We sponsor a noncontributory defined benefit pension plan (the “Pension Plan”), two unfunded non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots current and former key executives impacted by Internal Revenue Code limits and medical benefits for certain executives under our executive postretirement medical plan. Although we froze these plans as to future benefits and new participants in 2009, our future obligations related to these plans are significant. Our future funding obligations and expense levels with respect to these plans will be materially impacted by projected and actual market interest rate levels, which determine our discount rates; projected and actual market performance of Pension Plan assets; changes in actuarial data and experience and any changes in government laws and regulations. The remeasurement of our Pension Plan and SERP at the end of fiscal 2011 reflects a significant decrease in our applied discount rates which has significantly increased our projected benefit obligations. There can be no assurance that future market interest rates or asset returns will improve or achieve the levels which we have projected in our calculation of our obligations for funding and expense purposes. Any adverse change in the variables which impact our obligations under these plans could have a material adverse affect on our results of operations, financial position and cash flows from operating activities.

The Pension Protection Act of 2006 (the “PPA”) generally establishes a funding target of 100.0% of the present value of accrued benefits of covered defined benefit pension plans. Furthermore, any plan with a funding ratio of less than 80.0% will be deemed “at risk” and will be subject to potentially higher funding requirements under the PPA. Our Pension Plan has been deemed to be “at risk” for the 2011 and 2012 plan years because the Pension Plan’s funding target for each prior plan year was less than 80.0% and when measured using “at risk” assumptions was less than 70.0%. Sponsors of plans that have “at risk” status are required to use certain specified assumptions, the net effect of which may be to significantly increase required minimum contribution requirements and PBGC variable premiums. Further under the Employee Retirement Income Security Act, the Pension Benefit Guaranty Corporation (the “PBGC”) has the authority to terminate an underfunded qualified pension plan in certain circumstances. In the event that our Pension Plan is ever terminated for any reason while underfunded, we would incur a liability to the PBGC that may be equal to the entire amount of the Pension Plan’s underfunding.

In connection with the sale of the J. Jill business in 2009 we remain contingently responsible for certain material risks and obligations.

In July 2009, we completed the sale of the J. Jill business. There can be no assurance that the anticipated benefits from the sale of the J. Jill business will be realized. There also can be no assurance that the estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from the J. Jill business, including both retained obligations and contingent risk for assigned obligations, will not materially differ from or be materially greater than anticipated. In connection with the sale of the J. Jill business to J. Jill Acquisition LLC (the “Purchaser”), the Purchaser agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business. Under the terms of the purchase agreement, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which included leases for 205 J. Jill stores assigned to the Purchaser, of which 197 assigned leases remained outstanding at January 28, 2012, and a sublease through December 2014 of approximately 65,749 square feet of space at the Company’s leased office facility in Quincy, Massachusetts. Certain of our subsidiaries remain contingently liable for obligations and liabilities transferred to the Purchaser, including those related to leases and other obligations transferred to and assumed by the Purchaser, as to which obligations and liabilities we now rely on the Purchaser’s creditworthiness as counterparty. If any material defaults were to occur which the Purchaser does not satisfy or fully indemnify us against and we were required to respond, it may have a material negative impact on our financial condition and results of operations. While we have accrued a liability for the estimated exposure related to these guarantees, which is subject to future adjustment, any actual exposure could vary materially from estimated amounts.

Our overseas merchandise purchasing strategy makes us vulnerable to certain risks.

All of our merchandise is manufactured to our specifications by third party suppliers and intermediary vendors, most of which are located outside of the United States. Our arrangements with foreign suppliers and with our exclusive sourcing agent are subject, generally, to the risks of doing business abroad, including:

•	political, social and economic instability in any of the countries related to our sourcing activities;

•	imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the U.S. from countries in a region where we do business;

•	imposition of duties, taxes, tariffs and other charges on imports;

•	natural disasters and public health concerns;

•	potential delays or disruptions in international shipping and related pricing impacts;

•	the receipt of any merchandise that does not meet our quality standards; and

•	local business practices and political issues, including issues relating to compliance with domestic or international labor standards.

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

We require our third party manufacturers to comply with our social compliance program standards that cover many areas including child labor, excessive working hours, freedom of association and safe working conditions. We monitor their compliance with these standards through our third party exclusive global apparel sourcing agent in conjunction with other third party monitoring firms. Although we have an active program to provide training for our independent manufacturers and monitor their compliance with these standards, we do not control the manufacturers or their practices. Any failure of our independent manufacturers to comply with our standards or local laws in the country of manufacture could disrupt the shipment of merchandise to us, force us to locate alternative manufacturing sources, reduce demand for our merchandise or damage our reputation.

The loss of or infringement upon our trademarks and other proprietary rights could have a material adverse effect on our business.

We believe that our “Talbots” trademarks are important to our success and competitive position. Even though we register and take the necessary steps to protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration of others or prevent others from infringing on our trademarks and proprietary rights or from seeking to block sales of our merchandise as infringements of their trademarks and proprietary rights. Any litigation regarding our trademarks and other proprietary rights could be time consuming and costly. Further, the laws of foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Because we have not registered our trademarks in all foreign countries in which we currently manufacture merchandise or may manufacture merchandise in the future, our sourcing of merchandise could be limited.

If our intangible or long-lived assets become impaired, we may need to record significant non-cash impairment charges.

We test our goodwill and trademarks for impairment on an annual basis or more frequently if events or changes in circumstances indicate that these assets may not be recoverable. Significant declines in our performance, for any reason, could impact the fair value of our goodwill and trademarks and could result in material future impairment charges, which would adversely impact our results of operations.

Additionally, we monitor the performance and productivity of our store portfolio and close stores when appropriate. When we determine that a store is underperforming or is likely to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. Any potential or actual future store closings, consolidations or downsizings or any negative trends in store performance may result in additional future impairments of store assets.

We may not be able to successfully execute or manage our plan to grow our upscale outlet portfolio.

Our plan for our store portfolio includes opening additional upscale outlets, a store concept we introduced in 2009. Our ability to successfully expand our upscale outlet concept depends, to a significant degree, on our ability to identify suitable store locations and to negotiate acceptable lease terms. We face substantial competition from other retailers for such sites. In fiscal 2012, we expect to open approximately 20 new upscale outlets. There can be no assurance that our upscale outlets will open timely, operate successfully or result in greater profitability for the Company.

We are subject to credit risk and to potential increased defaults and delinquencies on our customer credit card account portfolio.

We extend credit to our customers for merchandise purchases through our proprietary credit card. While we monitor our credit card account portfolio and we believe that our credit card account portfolio continues to be sound, the deteriorated economic environment and current high levels of unemployment may lead to higher customer delinquencies and defaults. There can be no assurance that our credit risk monitoring or our monitoring of our credit card account portfolio will guard against or enable us to adequately and timely respond to any increased risk of or actual increased customer delinquencies or defaults, which could materially and negatively impact the value of our credit card portfolio, our results of operations and liquidity, including our borrowing base under our Amended Credit Facility.

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

As part of our normal operations, we receive and maintain personal information about our customers, our employees and other third parties. The confidentiality of all of our internal private data must at all times be protected against security breaches or other disclosure. We have systems and processes in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite our safeguards and security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches by third parties or inadvertent data disclosure by us. Any failure to protect the confidential data of our customers or of our employees or other third parties could materially damage our brand and reputation as well as result in significant damage claims, any of which could have a material adverse impact on our business and results of operations.

We depend on a single distribution facility and a principal third party transportation company.

We handle merchandise distribution for all of our stores and fulfillment of customer orders through our direct channel from a single facility in Lakeville, Massachusetts. A principal third party transportation company delivers our merchandise to our stores and our customers. Any significant interruption in the operation of the distribution facility or the domestic transportation infrastructure due to natural disasters, accidents, inclement weather, epidemics, system failures, work stoppages, slowdowns or strikes or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores or our customers, which could result in lower sales, a loss of loyalty to our brand and excess inventory.

We depend on information systems to manage our operations and any failure in or our inability to upgrade or maintain these systems could materially and adversely affect our operations.

We depend on information systems to manage our operations. Our information systems consist of a full range of retail, e-commerce, catalog, financial, merchandising supply chain and business intelligence systems, including point-of-sale, sales reporting, credit management and authorization, a fully functional e-commerce website, order and customer management, inventory distribution and control, accounts payable, procurement, payroll, product design, budgeting and forecasting, financial reporting, merchandise planning and reporting and our enterprise data warehouse supporting business intelligence. We regularly make investments to upgrade, enhance or replace such systems and believe they meet industry standards. Any delays or difficulties in transitioning to these systems or in integrating these systems with our current systems or any disruptions affecting our information systems could have a material adverse impact on our operations.

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

We have significantly reduced our headcount which may impact our operating efficiency and our ability to hire and retain talented personnel.

As part of our cost reduction initiative, we have substantially reduced our corporate and operations headcount, including management level employees and distribution and field employees. Because we now operate with significantly fewer individuals who have additional duties and responsibilities, we may encounter problems in our operating performance and our operating efficiency. We could also have additional workforce reductions in the future or limit our salary increases or incentive compensation opportunities. Any of these actions may impact our operations and operating efficiencies and could also reduce our ability to hire and retain talented personnel, including personnel who are key to our operations.

If we fail to maintain the value of our brand, sales are likely to decline.

Our success is dependent, in part, upon our ability to effectively define, evolve, promote and protect the value of our brand. The Talbots brand name and “tradition transformed” niche is integral to the success of our business. Maintaining, promoting and positioning our brand will depend largely on the success of the brand’s design, merchandising and marketing efforts and the ability to provide a consistent, high quality customer experience. Additionally, we may need to increase our investment in the development of our brand through various means, including customer research, increased prospecting, direct mailings, marketing, advertising and promotional events. For fiscal 2012, as part of our cost reduction initiative, we expect to significantly reduce our marketing spend which could slow or otherwise adversely impact our brand image, brand awareness and customer acquisition and retention efforts. Additionally, our brand could be adversely impacted by any failure to achieve profitability or positive business results or any perceived uncertainty created in connection with our strategic review process.

The market price of our common stock may continue to fluctuate.

The market price of our common stock has fluctuated substantially and may continue to fluctuate significantly. Future announcements or disclosures concerning us or any of our competitors, our strategic review process, our sales and profitability, any quarterly variations in operating results or comparable sales and any failure to meet sales or earnings expectations, among other factors, could cause the market price of our common stock to fluctuate substantially.

Our ongoing review of strategic alternatives may pose additional risks to our business.

On December 6, 2011, we received an unsolicited proposal from a third party to acquire the Company. Later that month, our Board of Directors informed that third party that the Board of Directors had considered and evaluated the terms of the proposed transaction and concluded that the proposal was inadequate. On December 20, 2011, our Board of Directors announced that it had resolved to explore a full range of strategic alternatives to maximize value for Talbots stockholders. This process is ongoing, and the Board of Directors has not set a definitive timetable for the completion of its evaluation. Our exploration of strategic alternatives, including any uncertainty created by this process, involves a number of risks, including:

•	our stock price could fluctuate significantly in response to developments relating to the strategic review process or market speculation regarding any such developments;

•	if any proposal results in a change in control, it could significantly change our business;

•	we may incur losses of revenue occasioned by the distraction of management during this process or as a result of developments or actions relating to it;

•	we may experience limitations on our ability to execute effectively upon our business plans because of competing demands on management’s time and attention;

•

we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;

•	we may incur substantial increases in general and administrative expense associated with the need to retain and compensate third party consultants;

•	we may incur increased legal fees and associated costs in connection with this process or any developments or actions relating to it;

•

we may encounter difficulties in maintaining relationships or arrangements with key suppliers, our exclusive sourcing agent, landlords and other parties whose actions have significant influence over our business;

•

we may incur increased legal fees and associated costs in connection with any lawsuits that may be brought as a result of this process, any developments or actions relating to it, any future developments or actions or our response to them;

•

we may experience difficulties in preserving the commercially sensitive confidential information that may need to be disclosed to competitors and other persons during this process or in connection with an assessment of our strategic alternatives; and

•	we may encounter disruption of and instability in our employee and customer bases.

There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction. During this process, we do not intend to publicly disclose the status of the evaluation, provide interim updates or announce or otherwise disclose developments (whether or not material) related to the strategic review process. The occurrence of any one or more of the above risks could have a material adverse impact on our business, results of operations, liquidity or financial condition. In addition, any uncertainty generated by this process may impact our ability to recruit, retain and motivate key personnel, including our ability to attract and recruit a new Chief Executive Officer.

Our stockholder rights plan could make it more difficult for a third party to acquire control of the Company which could have a negative effect on the price of our common stock.

Effective August 1, 2011, we adopted a stockholder rights plan which could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or Board of Directors, even in situations that may be considered beneficial by some of our stockholders. The rights plan may substantially dilute the stock ownership of a person or group that attempts to acquire a large interest without first negotiating with our Board of Directors. These deterrents could also adversely affect the price of our common stock.

If for any reason we do not meet the NYSE continued listing requirements, our common stock could be delisted.

The continued listing requirements of the New York Stock Exchange (“NYSE”) require, among other things, that the average closing price of our common stock be above $1.00 for over 30 consecutive trading days as well as that our market capitalization meet certain minimum levels. Even if a listed company meets the numerical continued listing criteria, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial condition or operating results or inability to meet debt obligations or adequately finance operations. We generally would have a specified period of time to cure any non-compliance, and we would expect to take steps to endeavor to cure any such non-compliance should we fall below the NYSE’s requirements. However, if at the end of any cure period we were unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting, which may reduce the liquidity of our common stock and the number of investors willing to hold or acquire our common stock, each of which may negatively impact our ability to raise equity financing.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following presents certain information relating to our properties at January 28, 2012:

Location	Gross Square Feet	Primary Function	Interest
Hingham, Massachusetts	313,000	Talbots headquarters	Own (44 acres)
Lakeville, Massachusetts	933,000	Distribution and fulfillment center	Own (115 acres)
Tampa, Florida	28,304	Systems center	Lease
Knoxville, Tennessee	37,656	Call center	Lease
New York, New York	55,697	Creative studio	Lease
Lincoln, Rhode Island	9,645	Credit and banking facilities	Lease
Ontario, Canada	2,455	Canadian regional office	Lease
Rye Brook, New York	1,450	Supplemental office space	Lease
517 Talbots stores throughout the U.S. and Canada	3,744,272	Retail stores	Own and lease (a)
Quincy, Massachusetts	93,248	Former subsidiary headquarters	Lease

(a)	We own the property for five of our 517 Talbots stores.

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

As of January 28, 2012, the terms of our store leases (assuming solely for the purpose of this disclosure that we will exercise all lease renewal options) were as follows:

Years Lease Terms Expire	Number of Store Leases (a)(b)
2012-2013	126
2014-2016	89
2017-2019	128
2020 and later	260

(a)	Includes eleven Talbots executed leases related to future stores not yet opened at January 28, 2012

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

On December 12, 2011, a purported Talbots shareholder filed a putative class action captioned Lowe v. Pfeiffer, C.A. No. 7104-VCN, in the Delaware Court of Chancery against Talbots and the members of its Board of Directors. The complaint, purportedly brought on behalf of all public shareholders of Talbots common stock, alleges breach of fiduciary duties against the Board of Directors (and, as against Talbots, aiding and abetting the Board of Director’s breach) by not properly considering the unsolicited takeover proposal received on December 6, 2011 from a third party, not apprising themselves of the true value of Talbots or the benefits of any potential transaction and generally not taking steps necessary to comply with their fiduciary obligations. The complaint demands, among other things, injunctive relief directing the Board of Directors to exercise their fiduciary duties to obtain a transaction in the best interest of Talbots shareholders, costs and fees. We believe that these claims are without merit and intend to defend against them vigorously. At this time, we cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.

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

We are subject to tax in various domestic and international jurisdictions and, as a matter of course, are regularly audited by federal, state and foreign tax authorities. During the third quarter of 2009, the Massachusetts Appellate Tax Board (the “ATB”) rendered an adverse decision on certain tax matters of Talbots, which was then affirmed by the Massachusetts Appeals Court on March 29, 2011. On June 8, 2011, the Supreme Judicial Court of Massachusetts denied our request for further appellate review of this case. In order to pursue the original appeal, we were required to make payments to the Massachusetts Department of Revenue on the assessment rendered on those tax matters, which, as of January 28, 2012, has been paid in full. An additional assessment, relating to a subsequent period, has also been appealed by the Company to the ATB covering similar issues. Payment of this assessment has been stayed until our appeals are resolved. This assessment has been adequately reserved in our consolidated financial statements. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, Commercial Commitments and Contingent Liabilities for additional information on this matter.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the trading symbol “TLB.” The following table sets forth the high and low sale prices per share of our common stock on the New York Stock Exchange for the periods indicated:

	Market Price
	High	Low
Fiscal Year 2011:
Fourth quarter	$3.49	$1.46
Third quarter	$4.38	$2.25
Second quarter	$5.45	$2.33
First quarter	$6.78	$4.26
Fiscal Year 2010:
Fourth quarter	$11.84	$5.91
Third quarter	$13.43	$9.30
Second quarter	$17.79	$9.59
First quarter	$17.33	$10.14

As of April 2, 2012, the number of holders of record of our common stock was 12,133.

Any determination to pay dividends and the amount thereof is at the discretion of our Board of Directors, subject to the restrictions imposed by our Amended Credit Facility and Term Loan, which prohibit the payment of dividends except for those issued in the form of stock or stock equivalents. In February 2009, our Board of Directors approved the indefinite suspension of our cash dividends; therefore, no dividends were paid in fiscal 2011 or fiscal 2010.

A summary of our repurchase activity under certain equity programs for the thirteen weeks ended January 28, 2012 is set forth below:

Period	Total Number of Shares Reacquired(1)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Reaquired Under the Equity Award Programs(2)
October 30, 2011 through November 26, 2011	5,508	$1.20	$14,444
November 27, 2011 through December 31, 2011	81,336	0.58	13,246
January 1, 2012 through January 28, 2012	1,110	2.71	13,213

Total	87,954	$0.64	$13,213

(1)	We repurchased 55,844 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan at an acquisition price of $0.01 per share.

Our equity program generally requires employees to tender shares in order to satisfy their tax withholding obligations from the vesting of their nonvested stock. During the period, we repurchased 32,110 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average acquisition price of $1.74 per share.

(2)

As of January 28, 2012, there were 1,321,281 shares of nonvested stock that were subject to repurchase at $0.01 per share, or $13,212.81 in the aggregate, that we have the option to repurchase if the holders’ employment is terminated prior to vesting.

We did not have any shares available to be repurchased under any announced or approved repurchase programs or authorizations as of January 28, 2012.

In addition to our common stock, we have three types of common stock warrants outstanding, as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Merger with BPW and Related Financing Transactions, one of which is listed and traded on the NYSE Amex under the trading symbol “TLB.WS.”

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

Comparison of Cumulative Five-Year Total Return of The Talbots, Inc.,

S&P 500 Index and Dow Jones U.S. General Retailers Index

Company / Index	Base Period	Indexed Returns for the Years Ended
	2/2/2007	2/1/2008	1/30/2009	1/29/2010	1/28/2011	1/27/2012
The Talbots, Inc.	$100.00	$40.18	$9.92	$55.04	$29.18	$16.08
S&P 500 Index	$100.00	$98.17	$59.52	$79.24	$96.09	$101.21
Dow Jones U.S. General Retailers Index	$100.00	$89.93	$61.99	$87.84	$106.26	$120.09

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

Item 6.    Selected Financial Data

The following selected financial data has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and notes thereto included elsewhere in this document.

	Year Ended
	January 28, 2012 (52 weeks)		January 29, 2011 (52 weeks)		January 30, 2010 (52 weeks)		January 31, 2009 (52 weeks)		February 2, 2008 (52 weeks)
	(In thousands, except per share data)
Statements of Operations Information:
Net sales	$1,141,250		$1,213,060		$1,235,632		$1,495,170		$1,708,115
Operating (loss) income	(102,580)		31,436		(8,690)		(98,389)		35,204
(Loss) income from continuing operations	(111,825	)(b)(c)	7,570	(a)(b)(c)	(25,308	)(b)(c)	(139,521	)(c)(d)	43	(c)
Net (loss) income	$(111,889)		$10,815		$(29,412)		$(555,659	)(d)(e)	$(188,841	)(e)
Basic (loss) earnings per share:
Continuing operations	$(1.62)		$0.11		$(0.47)		$(2.63)		$(0.01)
Net (loss) earnings	$(1.62)		$0.16		$(0.55)		$(10.41)		$(3.58)
Diluted (loss) earnings per share:
Continuing operations	$(1.62)		$0.11		$(0.47)		$(2.63)		$(0.01)
Net (loss) earnings	$(1.62)		$0.16		$(0.55)		$(10.41)		$(3.58)
Weighted average shares outstanding:
Basic	69,010		65,790		53,797		53,436		53,006
Diluted	69,010		66,844		53,797		53,436		53,006
Cash dividends per share(f)	$—		$—		$—		$0.52		$0.52
Balance Sheets Information:
Working capital (deficiency)	$(24,768)		$95,917		$(261,942)		$(13,680)		$208,803
Total assets	644,182		668,516		825,818		971,293		1,502,979
Total long-term debt, including current portion(g)	116,450		25,516		486,494		328,377		389,027
Stockholders’ equity (deficit)	$15,975		$183,586		$(185,636)		$(178,097)		$454,779

(a)	Gift card breakage income of $6.9 million, including a cumulative change in estimate of $6.3 million, was recorded in fiscal year 2010.

(b)

During fiscal 2011, 2010 and 2009, we recorded merger-related costs of $0.9 million, $25.9 million and $8.2 million, respectively, in connection with our merger with BPW Acquisition Corp. and related transactions.

(c)

During fiscal 2011, 2010, 2009, 2008 and 2007, we recorded restructuring charges of $16.2 million, $5.6 million, $10.3 million, $17.8 million and $3.7 million, respectively, relating to our restructuring activities. These actions include reducing headcount and employee benefit costs, shuttering or disposing of non-core businesses and reducing office and retail space when determined to no longer coincide with the vision of the brand or the needs of the business, among other steps.

(d)

During fiscal year 2008, we recorded a $211.7 million valuation allowance on substantially all of our net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, comprised of $61.0 million related to continuing operations, $21.3 million related to other comprehensive loss and $129.4 million related to discontinued operations.

(e)

During fiscal years 2008 and 2007, we recorded impairment charges relating to the J. Jill brand of $318.4 million and $149.6 million, respectively, which are included in (loss) income from discontinued operations.

(f)	In February 2009, our Board of Directors approved the indefinite suspension of our quarterly dividends.

(g)	Total long-term debt excludes notes payable to banks of $148.5 million at January 31, 2009.

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

We conform to the National Retail Federation’s fiscal calendar. Where reference is made to a particular year or years, it is a reference to our 52-week or 53-week fiscal year. References in this Annual Report to “2011,” “2010” and “2009” refer to the 52-week fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

Management Overview

Our results for fiscal 2011 reflect a challenging performance in a number of our merchandise categories and the impact of promotional pressures in an aggressively promotional competitive environment. In response to these challenges, our focus throughout fiscal 2011 was in seeking to re-engage with our core customer, attract new customers and clear slow-moving merchandise through aggressive promotions which were designed to drive increases in our customer traffic. Accordingly, our net sales were down 5.9% year-over-year, and our gross profit margins were down 850 basis points year-over-year. These challenges were faced across both segments, with stores and direct marketing reporting declines in net sales and significant declines in direct profit from operations year-over-year. Our promotional strategies have helped us to re-engage with our core and target customer, with our customer database increasing slightly year-over-year on new and reactivated customers.

Beginning in the third quarter of 2011, we saw positive momentum in our customer’s response to our promotional strategies as well as certain merchandise categories targeted for improvement. This momentum continued throughout the remainder of the fall selling season, and, in the fourth quarter of 2011, we saw an increase of 1.9% in comparable store sales on improved customer traffic, conversion rates and transaction counts with unit sales up 10.5% year-over-year. In the next fiscal year, we will continue to seek to drive net sales increases through merchandise improvements, ongoing training and development of associate selling skills, the motivation of a competitive incentive compensation program within our stores and the expansion of our upscale outlets. Despite these efforts, we may continue to face inconsistent sentiment in U.S. consumer confidence and the continued pressures of an aggressively promotional competitive environment. As we remain focused on driving customer traffic and conversions, we expect to continue to employ a competitive promotional strategy and, as a result, expect that our gross profit margins may continue to be affected by such pressures. We will seek to mitigate any further impact to our gross profit margins and continue to seek to improve our profitability through reductions in our level of merchandise inventory commitments as well as store and corporate cost reductions.

The difficulties that we have faced in improving our net sales and the impact that promotional activities have had on our gross profit margins have challenged our profitability and capital resources. Accordingly, we have been implementing certain measures aimed at improving our profitability and maintaining flexibility in our capital resources. These measures are expected to supplement our previously disclosed strategic initiatives which we believe will ultimately deliver productivity and profitability improvements to our business. We have marked the following progress in the execution and implementation of these measures and initiatives:

•

We approved the acceleration of our store rationalization plan, identifying approximately 110 locations, including full stores and attached store concepts, for closure, including 15 to 20 locations as consolidation or downsizing opportunities. Through January 28, 2012, we closed 82 locations, including 69 full stores, under this plan and expect to close an additional approximately 30 locations through fiscal 2012 and into early fiscal 2013. With the implementation of this accelerated plan, we reassessed the recoverability of the assets of the stores included in this plan, recording associated impairments of store assets of

$1.3 million. We expect to incur approximately $14.0 million in related restructuring charges over the two year term of this plan, of which, through January 28, 2012, we recorded $9.7 million in related restructuring charges, consisting of lease exit, severance and related costs. We expect to continue to execute store closures under the store rationalization plan as announced and will continue to evaluate our store portfolio.

•

We completed the full rebuild of two additional stores under our store re-image initiative and progressed with renovations of additional locations. As of January 28, 2012, we have renovated approximately 70 locations, including three full rebuilds and representing approximately 0.6 million gross square feet or 14.9% of our remaining store base. Although it is still too early to gauge the impact of our most recent renovations, store locations renovated under this program, particularly our first phase of renovated stores, have been, on average, outperforming the comparable store base in terms of net sales and other key store metrics, such as customer traffic. This initiative accounted for $20.8 million in capital expenditures in fiscal 2011. Going forward, we will continue to evaluate the results achieved by our renovated stores as well as the scope, execution and capital requirements of any future phases of our store re-image initiative.

•

We continued the process of upgrading our information technology systems under our three-year information technology systems strategic plan, advancing the development of our merchandise financial planning, assortment planning and allocation and accounting and financial systems, with our JDA allocation tool, Oracle store clustering tool and upgraded Oracle financial systems launching to-date. The systems that we have implemented to-date under this strategic plan have contributed to the successful launch of certain business development strategies, including our direct fulfill from stores channel, whereby improved, system inventory transparency allows customer Internet orders to be fulfilled from store locations when the requested items are no longer available in the direct marketing inventory. Our information technology strategic plan accounted for $6.8 million in capital expenditures in fiscal 2011.

•

Allocation of product to our stores continued along our segmentation strategy. We continued to refine the mix and assortment of merchandise across the store categories and adjust the store category classification of certain store locations, where appropriate, overall improving the allocation of product across our store base. The refinement of this allocation and these classifications will continue as we evaluate the results of this strategy and as we progress through our store rationalization plan.

•

We continued the expansion of our upscale outlets, opening 18 new locations in fiscal 2011 and ending the year with 43 upscale outlets. We continue to be encouraged by our customers’ response to these locations, which have generated positive comparable sales results in fiscal 2011, and expect to open approximately 20 additional upscale outlets in fiscal 2012. This expansion accounted for $8.0 million in capital expenditures in fiscal 2011. We expect to continue this expansion in the coming year, while seeking to continue to control our overhead management costs related to these stores.

•

In September 2011, we entered into an arrangement with our exclusive global apparel sourcing agent, whereby we are able to extend payment terms for merchandise purchases sourced by our exclusive agent. In addition our sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under our buying agency agreement for certain merchandise purchases. This arrangement has provided us with greater flexibility in planning and managing our capital resources. Refer to Liquidity and Capital Resources — Trade Payables Arrangement for additional information regarding this arrangement, which was extended subsequent to year-end.

•

In December 2011, we announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business by the end of fiscal 2012. With this initiative, we will seek to continue to improve our financial and capital flexibility, while focusing our strategic reinvestment in those areas of the business that are expected to generate meaningful returns. Key components of this initiative include:

•	Lowering levels of projected marketing spend, including the suspension of national advertising and television campaigns in the near-term;

•	Exploring and implementing process efficiencies and structural streamlining across all areas of the business, including reducing corporate headcount by approximately 9.0% in December 2011 and

•

Implementing a store payroll rationalization program whereby we will seek to adjust the composition of our store workforce and reduce store payroll hours by managing to improved productivity standards, aided by a structural store headcount reduction and the implementation of a workforce management system.

In conjunction with these anticipated direct cost reductions, we announced a decrease in the level of planned capital expenditures for fiscal 2012 and are planning reductions in our level of merchandise inventory commitments in fiscal 2012 which should also contribute to lower levels of logistics, handling and shipping costs.

•

In December 2011, our Board of Directors announced its plans to explore a full range of strategic alternatives to maximize value for Talbots stockholders as well as the planned retirement of our President and Chief Executive Officer and its search for a successor President and Chief Executive Officer.

•

Subsequent to the end of the fiscal year, in February 2012, we entered into a new $75.0 million secured term loan facility (the “Term Loan”) and, concurrently, amended our Credit Facility to extend its maturity date to February 16, 2017, subject to earlier termination as set forth in the agreement, among other key provision amendments. We believe that these facilities will provide us with increased flexibility in managing our capital resources. Refer to Liquidity and Capital Resources — Term Loan and Liquidity and Capital Resources — Amended Credit Facility for additional information regarding these facilities.

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	70.8%	62.3%	66.5%
Selling, general and administrative	36.2%	32.4%	32.6%
Restructuring charges	1.4%	0.5%	0.8%
Impairment of store assets	0.5%	0.1%	0.1%
Merger-related costs	0.1%	2.1%	0.7%
Operating (loss) income	(9.0)%	2.6%	(0.7)%
Interest expense, net	0.6%	1.6%	2.3%
(Loss) income before taxes	(9.6)%	1.0%	(3.0)%
Income tax expense (benefit)	0.2%	0.4%	(1.0)%
(Loss) income from continuing operations	(9.8)%	0.6%	(2.0)%

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

Selling, general and administrative is comprised primarily of the costs of employee compensation and benefits in the selling and administrative support functions, catalog operation costs relating to catalog production and call center, advertising and marketing costs, the cost of our customer loyalty program, costs related to management information systems and support and the costs and income associated with our credit card operations. Additionally, costs associated with our warehouse operations are included in selling, general and administrative and include costs of receiving, inspecting and warehousing merchandise as well as the costs related to store distribution of merchandise. Warehouse operations costs for fiscal 2011, 2010 and 2009 are $16.7 million, $17.9 million and $20.2 million, respectively.

Our gross profit margins may not be comparable to certain other companies, as there is diversity in practice as to which costs companies include in selling, general and administrative and cost of sales, buying and occupancy. Specifically, we include the majority of the costs associated with our warehousing operations in selling, general and administrative, while other companies may include these costs in cost of sales, buying and occupancy.

2011 Compared to 2010

Net Sales

The following is a comparison of net sales for fiscal years 2011 and 2010:

	January 28, 2012	January 29, 2011	Decrease
	(In millions)
Net store sales	$942.9	$991.4	$(48.5)
Net direct marketing sales	198.4	221.7	(23.3)

Total	$1,141.3	$1,213.1	$(71.8)

Our net sales results for fiscal 2011 reflect a $62.3 million, or 5.6%, decrease in consolidated comparable sales compared to fiscal 2010.

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

In September 2011, we launched our direct fulfill from stores channel, whereby improved system inventory transparency allows customer Internet orders to be fulfilled from store locations when the requested items are no longer available in the direct marketing inventory. This new channel contributed approximately $10.9 million in net sales through January 28, 2012 and is reflected in comparable store sales when the order is fulfilled by a comparable store.

Store Sales

Net store sales for fiscal 2011 reflect a $39.0 million, or 5.0%, decrease in comparable store sales compared to fiscal 2010. This decrease is primarily due to weaker than anticipated customer response to certain of our merchandise assortments and the impact of significant promotional activity, developed and utilized to remain competitive in a highly promotional retail environment, to engage with our core and target customers and to clear slower-moving goods. Accordingly, although unit sales were down only slightly year-over-year and we realized improvements in our conversion rates and transaction counts, our dollars per transaction decreased significantly year-over-year.

Sales metrics for comparable stores for fiscal year 2011 were as follows: customer traffic was flat year-over-year, yet the rate of converting traffic to transactions increased 3.4%, contributing to a 3.3% increase in the number of transactions per store. Units per transaction were down 4.7% which, combined with a 3.6% decrease in average unit retail, contributed to an 8.1% decrease in dollars per transaction compared to fiscal 2010.

As of January 28, 2012, we operated a total of 517 stores, comprised of 544 locations including individual store concepts, with gross and selling square footage of approximately 3.7 million square feet and 2.9 million square feet, respectively, a decrease of approximately 7.6% in gross square footage and 7.5% in selling square footage from January 29, 2011, when we operated 568 stores, comprised of 608 locations.

Direct Marketing Sales

Direct marketing sales in fiscal 2011 decreased 10.5% compared to fiscal 2010, reflecting weaker than anticipated customer response to certain of our merchandise assortments and the impact of significant promotional activity, and the percentage of our net sales derived from direct marketing decreased slightly from 18.3% in 2010 to 17.4% in fiscal 2011. This decrease, while realized across all direct marketing channels, was driven by a decrease in red-line phone sales year-over-year, with higher levels and a better allocation of merchandise inventories in our store locations reducing red-line phone demand. Internet sales also decreased, with promotional activity successfully driving increased traffic and orders but lower units per order, with Internet average order values down 13.4% compared to fiscal 2010. While Internet sales decreased year-over-year, Internet demand increased in the same period with $10.9 million in net sales demand which was unable to be fulfilled from our direct marketing inventory transferred to store sales via our direct fulfill from stores system. Internet sales as a percentage of total direct marketing sales increased to 77.6% in fiscal 2011 from 73.0% in fiscal 2010, driven by increases in traffic and transaction counts, reflecting continued changing trends in consumer purchasing behavior.

Cost of Sales, Buying and Occupancy

The following is a comparison of cost of sales, buying and occupancy for fiscal years 2011 and 2010:

	January 28, 2012	January 29, 2011	Increase
	(In millions)
Cost of sales, buying and occupancy	$807.5	$755.2	$52.3
Percentage of net sales	70.8%	62.3%	8.5%

In fiscal 2011, a net sales decline of $71.8 million combined with a cost of sales, buying and occupancy increase of $52.3 million, resulting in an 850 basis point decline in gross profit margin to 29.2% from 37.7% in fiscal 2010. This decline in gross profit margin was driven by deterioration in our merchandise margin, which was down 830 basis points, due to aggressive and accelerated markdown and promotional pressure on our sales as we sought to increase traffic, re-engage with our core customer, drive sales and clear slower-moving merchandise to better align our inventory levels with sales trends. Occupancy expenses as a percent of net sales improved 20 basis points, due to a combination of lower rent expense on a smaller store base and lower depreciation expense, while buying expenses as a percent of net sales increased 40 basis points, due to a combination of increased store and direct planning costs and negative leverage from the decline in net sales.

Selling, General and Administrative

The following is a comparison of selling, general and administrative for fiscal years 2011 and 2010:

	January 28, 2012	January 29, 2011	Increase
	(In millions)
Selling, general and administrative	$413.0	$393.5	$19.5
Percentage of net sales	36.2%	32.4%	3.8%

Selling, general and administrative in fiscal 2011 increased compared to fiscal 2010 primarily due to incremental marketing expenses associated with our national advertising and television campaigns and the recording of certain severance and related expense obligations in connection with the planned retirement of our President and Chief Executive Officer, as announced on December 5, 2011, partially offset by reductions in certain components of performance-based management incentive compensation. Additionally, selling, general and administrative in fiscal 2010 reflects a change in our estimate of gift card breakage, whereby in fiscal 2010, we refined our estimate of gift card redemptions and began to recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is considered remote, recording a cumulative, one-time adjustment of $6.3 million as an offset to selling, general and administrative.

We expect that we will begin to realize savings from our cost reduction initiative in fiscal 2012; however we expect that we may incur significant incremental third party consulting, advisory, legal and other expenses in fiscal 2012 related to our Board of Director’s announced plan to evaluate a full range of strategic alternatives for the Company.

Restructuring Charges

The following is a comparison of restructuring charges for fiscal years 2011 and 2010:

	January 28, 2012	January 29, 2011	Increase
	(In millions)
Restructuring charges	$16.2	$5.6	$10.6
Percentage of net sales	1.4%	0.5%	0.9%

Restructuring charges incurred in fiscal 2011 primarily include lease exit, severance and related costs incurred under our store rationalization plan, severance and related costs incurred under our December 2011 corporate headcount reduction and severance and related costs incurred related to our March 2012 structural store headcount reduction. Restructuring charges incurred in fiscal 2010 primarily relate to the consolidation of our Madison Avenue, New York flagship location.

We expect to incur approximately $2.7 million in restructuring charges in fiscal 2012 related to the continued execution of our store rationalization plan.

Impairment of Store Assets

We monitor the performance and productivity of our store portfolio and close stores when appropriate. When we determine that a store is underperforming or is likely to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. In assessing the recoverability of a store’s long-lived assets, we estimate the fair value of the store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results and management’s knowledge and expectations. These estimates are affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. In fiscal 2011 and 2010, we performed impairment analyses on the assets of certain stores, triggered by actions under our store rationalization plan, reviews of the stores’ operating results and our expectation to close certain store locations, recording impairment of store assets of $6.2 million and $1.4 million in fiscal 2011 and 2010, respectively.

Merger-Related Costs

During fiscal 2011 and 2010, we incurred $0.9 million and $25.9 million of merger-related costs, respectively, in connection with our acquisition of BPW. These costs primarily consist of investment banking, professional services fees, an incentive award given to certain executives and members of senior management as a result of the closing of this transaction and, in 2010, are partially offset by a net gain on the settlement of shareholder litigation.

Interest Expense, net

The following is a comparison of net interest expense for fiscal years 2011 and 2010:

	January 28, 2012	January 29, 2011	Decrease
	(In millions)
Interest expense, net	$7.1	$18.8	$(11.7)

Net interest expense in fiscal 2011 decreased compared to fiscal 2010 due to reductions in debt-related interest expense and tax-related interest expense. Year-over-year, debt-related interest expense decreased as our weighted average debt outstanding decreased from $152.9 million in 2010 to $110.0 million in 2011 and our effective interest rate decreased from 5.5% in 2010 to 3.8% in 2011. Tax-related interest expense, while regularly accruing on uncertain tax positions, also changes when our assessment of an uncertain tax position changes based on new information. The reduction in tax-related interest expense year-over-year reflects a significant accrual of tax-related interest expense in fiscal 2010, related to a significant discrete tax adjustment, and a significant reversal of tax-related interest expense in fiscal 2011, related to a change in an uncertain tax position based on new information. These reductions were partially off-set by the addition of $1.6 million in interest expense related to our trade payables arrangement. Refer to Liquidity and Capital Resources — Trade Payables Arrangement for further information regarding the trade payables arrangement.

We expect that our debt-related interest expense will increase in fiscal 2012, compared to fiscal 2011, due to expected increases in our weighted average debt outstanding and expected increases in our effective interest rate due primarily to our borrowings under our new secured term loan facility. Refer to Liquidity and Capital Resources — Term Loan for further information regarding our new secured term loan facility.

Income Tax Expense

The following is a comparison of income tax expense for fiscal years 2011 and 2010:

	January 28, 2012	January 29, 2011	Decrease
	(In millions)
Income tax expense	$2.1	$5.0	$(2.9)

In fiscal 2011 and 2010, our effective income tax rate, including discrete items, was (1.9%) and 40.0%, respectively. The effective income tax rate is based upon the income or loss for the year, the composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the BPW merger. Income tax expense in fiscal 2011 and 2010 is comprised primarily of changes in estimates related to our uncertain tax positions based on new information.

We continue to provide a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles.

2010 Compared to 2009

Net Sales

The following is a comparison of net sales for fiscal years 2010 and 2009:

	January 29, 2011	January 30, 2010	(Decrease) Increase
	(In millions)
Net store sales	$991.4	$1,027.9	$(36.5)
Net direct marketing sales	221.7	207.7	14.0

Total	$1,213.1	$1,235.6	$(22.5)

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

Comparable stores are those stores, excluding surplus outlets, that are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15%, the store is excluded from the computation of comparable store sales for a period of 13 full months. As of January 29, 2011, we operated a total of 568 stores with gross and selling square footage of approximately 4.1 million square feet and 3.1 million square feet, respectively, a decrease of approximately 2.8% in gross square footage and 3.0% in selling square footage from January 30, 2010, when we operated 580 stores.

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

Cost of Sales, Buying and Occupancy

The following is a comparison of cost of sales, buying and occupancy for fiscal years 2010 and 2009:

	January 29, 2011	January 30, 2010	Decrease
	(In millions)
Cost of sales, buying and occupancy	$755.2	$821.3	$(66.1)
Percentage of net sales	62.3%	66.5%	(4.2)%

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

Selling, General and Administrative

The following is a comparison of selling, general and administrative for fiscal years 2010 and 2009:

	January 29, 2011	January 30, 2010	Decrease
	(In millions)
Selling, general and administrative	$393.5	$403.2	$(9.7)
Percentage of net sales	32.4%	32.6%	(0.2)%

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

Restructuring Charges

The following is a comparison of restructuring charges for fiscal years 2010 and 2009:

	January 29, 2011	January 30, 2010	Decrease
	(In millions)
Restructuring charges	$5.6	$10.3	$(4.7)
Percentage of net sales	0.5%	0.8%	(0.3)%

The restructuring charges incurred in fiscal 2010 primarily relate to the consolidation of our Madison Avenue, New York flagship location wherein we reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out. Restructuring charges incurred in fiscal 2009 primarily include severance costs recorded in February 2009 and June 2009 due to corporate headcount reductions, estimated lease termination costs associated with the portion of our Tampa, Florida data center which we ceased to use in July 2009 and severance and lease termination costs incurred related to the closing of our Hong Kong and India sourcing offices and the reduction of corporate sourcing headcount.

Impairment of Store Assets

We monitor the performance and productivity of our store portfolio. When we determine that a store is underperforming or is likely to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. When a store is identified for impairment analysis, we estimate the fair value of the store assets using an income approach, which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results, its knowledge and expectations. These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. In both fiscal years 2010 and

2009, we recorded impairments of store assets of $1.4 million. In fiscal year 2010, store impairment analyses were triggered both by management reviews of the stores’ operating results as well as our anticipated closures of store locations. In fiscal year 2009, store impairment analyses were primarily triggered by management reviews of the stores’ operating results.

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

Interest Expense, net

The following is a comparison of net interest expense for fiscal years 2010 and 2009:

	January 29, 2011	January 30, 2010	Decrease
	(In millions)
Interest expense, net	$18.8	$28.1	$(9.3)

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

Income Tax Expense (Benefit)

The following is a comparison of income tax expense (benefit) for fiscal years 2010 and 2009:

	January 29, 2011	January 30, 2010	Increase
	(In millions)
Income tax expense (benefit)	$5.0	$(11.5)	$16.5

In fiscal years 2010 and 2009, our effective income tax rate, including discrete items, was 40.0% and 31.3%, respectively. The effective income tax rate is based upon the income or loss for the year, the composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and non-deductible costs associated with the BPW merger. Income tax expense in fiscal 2010 is comprised primarily of discrete items, specifically changes in estimates related to previously existing uncertain tax positions based on new information recorded in the second quarter of 2010. The income tax benefit in fiscal 2009 was primarily impacted by the intra-period tax allocation arising from other comprehensive income recognized from the remeasurement of our Pension Plan and Supplemental Executive Retirement Plan obligations due to our decision to discontinue future benefits being earned under the plans effective as of May 1, 2009, which resulted in an allocated tax benefit of $10.5 million to continuing operations and an offsetting tax expense included in other comprehensive income.

We continued to provide a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles.

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

On July 2, 2009, we completed the sale of the J. Jill business for net proceeds of $64.3 million, pursuant to which Jill Acquisition LLC (the “Purchaser”) agreed to acquire and assume from us certain assets and liabilities relating to the J. Jill business, including acquiring 205 of the 280 J. Jill stores held at the time of purchase and executing a sublease with us for a portion of the Quincy, Massachusetts office space previously used for the J. Jill business. The 75 J. Jill stores that were not sold were closed. As of January 28, 2012, we had settled the lease liabilities of 74 of the 75 stores not acquired by the Purchaser as well as a portion of the vacant Quincy office space.

At the time of closing or vacating leased spaces associated with our discontinued operations, we record estimated lease termination costs. As of January 28, 2012, we had recorded lease liabilities for the one remaining lease of a former J. Jill store, the remaining portion of the Quincy office space and five remaining leases for former Talbots Kids and Mens stores that have not been assigned or settled. We remain contingently liable for obligations and liabilities transferred to certain third parties, including the remaining 197 J. Jill leases of the 205 J. Jill leases originally assigned to the Purchaser as well as certain assigned leases related to our closed Talbots Mens and U.K. businesses, and have recorded a liability of estimated exposure related to these contingent lease liabilities. We record adjustments to our estimated lease liabilities when new information suggests that actual costs may vary from initial or previous estimates, resulting in changes to the (loss) income from discontinued operations. Total cash expenditures related to any of these lease liabilities will depend on either the performance under the assigned leases by third parties or outcome of negotiations with third parties. As a result, actual costs related to these leases may vary from current estimates, and management’s assumptions and projections may continue to change. Refer to Contractual Obligations, Commercial Commitments and Contingent Liabilities for further discussion of the lease liabilities of discontinued operations.

The $0.1 million loss from discontinued operations recorded in fiscal 2011 includes on-going lease and other liability adjustments related to the J. Jill, Talbots Kids, Mens and U.K. businesses, offset by favorable adjustments to other assets and lease liabilities, including the settlement of one of the remaining J. Jill store leases not assumed by the Purchaser. The $3.2 million income from discontinued operations recorded in fiscal 2010 includes adjustments to the estimated lease liabilities of the J. Jill, Talbots Kids and Mens businesses, primarily relating to negotiated settlements on four of the remaining J. Jill store leases not assumed by the Purchaser and a portion of the vacant Quincy office space. The $4.1 million loss from discontinued operations recorded in fiscal 2009 includes a loss on the sale and disposal of the J. Jill business, adjustments to the estimated lease liabilities of the J. Jill, Talbots Kids and Mens businesses and losses incurred by the J. Jill business prior to ceasing operations in July 2009.

Liquidity and Capital Resources

Our operating losses in fiscal 2011 have challenged our capital resources, with net cash used in operating activities in fiscal 2011 increasing $119.4 million over the prior year and the amount outstanding under our revolving credit facility increasing $90.9 million over the prior year.

We primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings and debt, interest and other payment requirements through cash generated by operations, our existing credit facility and credit from vendors and our sourcing agent. We seek to manage borrowing and availability under our revolving credit facility by monitoring the timing of inventory commitments, inventory receipts and vendor payments. Subsequent to the end of the year, in February 2012, we entered into a new $75.0 million secured term loan facility (the “Term Loan”) and, concurrently, amended our Credit Facility to extend its maturity date to February 16, 2017, subject to earlier termination as set forth in the agreement, among other key provision amendments. Additionally, in February 2012, we and our sourcing agent agreed to extend our trade payables arrangement, under its existing terms and conditions, to August 31, 2012.

This year continues a transition period for the Company as we continue to implement our key strategic initiatives and evaluate our strategic alternatives. The success of our strategy and, accordingly, our ability to generate improved results and sufficient cash from operations depend upon our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis, effectively manage our costs, regularly access adequate sources of liquidity to satisfy our working capital and other operating cash requirements at all times and successfully fund and execute our operating, cost reduction and strategic initiatives.

Merger with BPW and Related Financing Transactions

On April 7, 2010, we completed a series of transactions (collectively, the “BPW Transactions”) which, in the aggregate, substantially reduced our then indebtedness, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company merged with and into BPW in exchange for the issuance of Talbots common stock and warrants to BPW stockholders; (ii) the repurchase and retirement of all shares of Talbots common stock held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), our then majority shareholder; the issuance of warrants to purchase one million shares of Talbots common stock to AEON (U.S.A.) and the repayment of all of our outstanding debt with AEON Co., Ltd. (“AEON”) and AEON (U.S.A.) at its principal value plus accrued interest and other costs for total cash consideration of $488.2 million; and (iii) the execution of a third party senior secured revolving credit facility which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions.

In connection with the merger, we issued 41.5 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the warrant exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Additionally, in connection with the merger, we repurchased and retired the 29.9 million shares of Talbots common stock held by AEON (U.S.A.) in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”).

The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on the NYSE Amex in April 2010. In the event of certain change-in-control transactions, as defined in the warrant agreement, the warrant agreement shall be amended to allow for remaining, outstanding warrants to be exercised in exchange for such securities or other property as would have been receivable by a common shareholder at the time of the transaction and certain other adjustments as described in the warrant agreement. Approximately 17.2 million Talbots Warrants were outstanding at January 28, 2012.

The Non-Tendered Warrants have an exercise price of $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.5 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at January 28, 2012 became exercisable one year from April 7, 2010, the effective date of the merger, do not have anti-dilution rights, were de-listed from the NYSE Amex concurrent with the merger and expire on February 26, 2015. In the event of certain change-in-control transactions, as defined in the warrant agreement, holders of any remaining, outstanding warrants shall have the right to exercise such warrants in exchange for such securities or other property as would have been receivable by a common shareholder at the time of the transaction or to receive in cash an amount equal to the excess, if any, of the fair value of the common stock receivable in the transaction over the exercise price of the warrant.

The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at our discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. In the event of certain change-in-control transactions, as defined in the warrant agreement, the warrant agreement shall be amended to allow for remaining, outstanding warrants to be exercised in exchange for such securities or other property as would have been receivable by a common shareholder at the time of the transaction and certain other adjustments as described in the warrant agreement. One million AEON Warrants were outstanding at January 28, 2012.

Further in connection with the consummation and closing of the BPW merger, we executed a senior secured revolving credit agreement with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permitted us to borrow up to the lesser of (a) $200.0 million and (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of all reserves as specifically set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10.0% of the borrowing base. In addition, under and subject to the terms of the facility, the lenders also have the right to establish certain additional reserves against borrowing availability if the lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary. Loans made pursuant to this agreement carried interest, at our election, at either (a) the higher of the LIBOR rate for the applicable interest period or the three-month LIBOR plus 3.0% to 3.5%, depending on certain availability thresholds or (b) the base rate plus 2.0% to 2.5%, depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. Interest on borrowings is payable monthly in arrears. We paid a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the agreement, as amended. As of January 28, 2012, our effective interest rate was 4.1%, and we had additional borrowing availability of up to $50.3 million.

Amounts are borrowed and repaid on a daily basis through a control account arrangement. Cash received from customers is swept on a daily basis into a control account in the name of the agent for the lenders. Subject to the terms of the agreement, we are permitted to maintain a certain amount of cash in disbursement accounts, including certain amounts to satisfy our current liabilities incurred in the ordinary course of our business. Additionally, subject to all conditions as set forth in the Credit Facility, including the Credit Facility lenders’ satisfaction with the terms of any proposed term loan and with an inter-creditor agreement with the term loan lender, we had the ability to obtain a supplementary term loan agreement, subject to certain limitations, which may be secured by certain of our intellectual property and real estate. Amounts may be borrowed and re-borrowed, subject to the satisfaction or waiver of all borrowing conditions, including, without limitation, perfected liens on collateral, accuracy of all representations and warranties, the absence of a default or an event of default and other borrowing conditions, all subject to certain exclusions as set forth in the agreement. We require sufficient borrowing capacity under our Credit Facility for our working capital and other cash needs. Our borrowing availability under the Credit Facility will fluctuate during the course of the year, due to, among other reasons, seasonal changes in our levels of inventory and accounts receivable as well as changes in third party appraisal values of our inventory and accounts receivable.

The agreement was originally scheduled to mature on October 7, 2013, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at our option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. We are required to make mandatory repayments, subject to the terms of the agreements, in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that our outstanding indebtedness under the Credit Facility exceeds our maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment of borrowings outstanding at the LIBOR rate on a day that is not the last day of the respective interest period, we will reimburse the lenders for any resulting loss or expense that the lenders may incur. Amounts voluntarily repaid prior to the maturity date may be re-borrowed, subject to the terms of the Credit Facility.

The Company and certain of our subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Credit Facility are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations were secured by (i) a first priority perfected lien and security interest in substantially all assets of the Company and any guarantor from time to time and (ii) a first lien mortgage on our Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. In connection with the lenders’ security interest in our proprietary Talbots credit card program, Talbots and certain of our subsidiaries have also executed an access and monitoring agreement that requires us to comply with certain monitoring and reporting obligations to the agent with respect to such program, subject to applicable law.

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

As of January 28, 2012, we had borrowings of $116.5 million outstanding under the Credit Facility, an insignificant amount of outstanding letters of credit related to merchandise purchases and letter of credit availability of up to $25.0 million under the sub-facility which is included as part of our total additional borrowing availability under the Credit Facility, subject to all borrowing capacity restrictions included under the facility.

Certain terms of the Credit Facility were amended subsequent to year-end as described in Amended Credit Facility.

Amended Credit Facility

Subsequent to the end of the fiscal year, on February 16, 2012, we amended the Credit Facility (the “Amended Credit Facility”) concurrent with our execution of a secured term loan facility. The Amended Credit Facility modified certain key terms of the Credit Facility, including (i) extending the maturity date to February 16, 2017, subject to earlier termination as set forth in the agreement; (ii) modifying the identified pledged collateral to (a) a second lien mortgage on our Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility, (b) a second priority perfected lien on certain intellectual property, equipment and fixtures and (c) a first priority perfected lien and security interest in the remaining assets of the Company or any guarantor from time to time; (iii) reducing the applicable interest rates by 50 basis points to either (x) the higher of the LIBOR rate for the applicable interest period or the three-month LIBOR plus 2.50% to 3.00%, or (y) the base rate plus 1.50% to 2.00%, in each case depending on certain availability thresholds; (iv) adjusting the fee structure on the unused portion of the commitment to 37.5 to 50 basis points, in accordance with the formulas set forth in the agreement; and (v) increasing the amount of the supplementary term loan allowable under the provisions of the agreement from $50.0 million to $75.0 million which permitted our concurrent execution of a new $75.0 million secured term loan facility. The Amended Credit Facility permits us to borrow up to the lesser of (a) $200.0 million and (b) the result of (i) 85.0% of the value of (1) eligible credit card receivables, (2) the net orderly liquidation value of eligible private label credit card receivables, (3) the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations) and (4) the net orderly liquidation value of eligible inventory in the United States (the amount calculated in this clause (b) less reserves from time to time established by the lenders), minus (ii) the greater of (1) $17.5 million and (2) the lesser of (x) 10.0% of the aggregate revolving loan commitment under the Amended Credit Facility and (y) 10.0% of the borrowing base and minus (iii) certain availability reserves established under the terms of our new $75.0 million secured term loan facility. (Refer to Term Loan for additional information regarding these reserves.)

Borrowing under the Amended Credit Facility will also be subject to several additional limitations under the provisions of the term loan facility.

If the commitments under the Amended Credit Facility are reduced or terminated prior to February 16, 2013, we will incur a penalty of 1.0% on the amount of any such reduction, except in certain circumstances as specified in the agreement. There are no penalties on reductions on or after February 16, 2013.

Term Loan

Subsequent to the end of the fiscal year, on February 16, 2012, we entered into a new $75.0 million secured term loan facility (the “Term Loan”). The Term Loan is secured by a first lien on certain of our real estate and on intellectual property, equipment and fixtures, and a second lien on our remaining assets. Funding of the loan was subject to, among other things, the granting of liens and mortgages in favor of the lenders and the Company evidencing $100.0 million of availability on the closing date of the Term Loan after giving effect to the proceeds of the Term Loan and the Amended Credit Facility. The Term Loan contains several additional limitations on the aggregate amount that may be borrowed under the Amended Credit Facility. First, if the outstanding principal amount of the Term Loan exceeds (A) the sum of (i) 15.0% of the value of eligible credit card receivables, (ii) 15.0% of the net orderly liquidation value of eligible private label credit card receivables, (iii) 65.0% of the net orderly liquidation value of eligible in-transit inventory from international vendors (not to exceed $10.0 million), (iv) 15.0% of net orderly liquidation value of eligible inventory in the United States, (v) 30.0% of the then appraised value of certain eligible real property (not to exceed $15.0 million) plus (vi) 37.5% of the net forced liquidation value of intellectual property (not to exceed $15.0 million) minus (B) reserves from time to time implemented by the lenders; then an additional availability reserve, in the amount of such excess, must be taken against the borrowing base under the Amended Credit Facility. Second, the Term Loan requires that the aggregate amount available under the Amended Credit Facility’s borrowing base at no time be less than the greater of (i) $17.5 million and (ii) the lesser of (x) 10.0% of the aggregate revolving loan commitment under the Amended Credit Facility and (y) 10.0% of the borrowing base. Third, if availability under the Amended Credit Facility falls below $20.0 million, or after the occurrence of certain events, an additional availability reserve of up to $10.0 million must be taken against the borrowing base under the Amended Credit Facility unless otherwise agreed to by the lenders. We also agreed not to permit borrowing availability under the Amended Credit Facility to be less than the minimum borrowing base specified under that facility. In addition, under and subject to the terms of the facility, the Term Loan lenders have the right to establish certain additional reserves against borrowing availability under the Amended Credit Facility if the Term Loan lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary.

In accordance with the provisions of the Term Loan, we must repay the Term Loan in $0.5 million installments on the last day of January, April, July and October of each year and the remaining balance on the maturity date. The Term Loan matures on February 16, 2017, subject to earlier termination as set forth in the agreement. We are required to make mandatory repayments, subject to the terms of the agreements, in the event of receipt of net proceeds from the loss, condemnation or disposition of certain assets, receipt of net proceeds from the issuance of securities and other events set forth in the agreement.

The Term Loan carries interest at LIBOR plus 10.0%. Interest under the Term Loan is payable monthly in arrears. If the Term Loan is prepaid, in whole or in part, either voluntarily or mandatorily, prior to the maturity date, we must pay a penalty of: (a) 4.0% on amounts prepaid prior to the first anniversary of the closing date; (b) 2.0% on amounts prepaid on the first anniversary of the closing date through the second anniversary of the closing date; and (c) 1.0% on amounts prepaid on the second anniversary of the closing date through the third anniversary of the closing date. There is no penalty on amounts prepaid on or after the third anniversary of the closing date.

The Company and certain of its subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Term Loan are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations are secured by (i) a first priority perfected lien and security interest in the intellectual property, equipment and fixtures of the Company or any guarantor from time to time, (ii) a first lien mortgage on our Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility and (iii) a second priority perfected lien and security interest in the remaining assets of the Company or any guarantor from time to time. In connection with the lenders’ security interest in the proprietary Talbots credit card program, we must comply with certain monitoring and reporting obligations, consistent with the monitoring and reporting obligations under the Amended Credit Facility.

Under the terms of the agreement, neither the borrowers nor any of their subsidiaries may create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Term Loan subject to certain limited exceptions set forth in the agreement. The agreement contains negative covenants prohibiting us, with certain exceptions, from, among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions and disposing of property or assets. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement contains customary representations, warranties and covenants relating to the Company and its subsidiaries. The agreement provides for events of default, including failure to repay principal and interest when due and failure to perform or comply with the provisions or covenants of the agreement, an event of default on certain other third party obligations and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of our securities, the replacement of a majority of our Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). Should we default in our obligations under the Term Loan, the lenders could declare an event of default and declare all indebtedness under the loan immediately due and payable and, if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness. The agreement does not contain any financial covenant tests.

We received $69.1 million in funding from the Term Loan on February 16, 2012, after payment of certain related costs.

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

Fees are calculated and payable monthly on amounts outstanding under this arrangement at a rate of 1.0% per month. Additional fees may be charged on amounts overdue under this arrangement at a rate of 2.0% per month, calculated on a daily basis. This arrangement became effective for amounts that are or became due beginning on September 1, 2011 and continued until February 29, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and our sourcing agent. This arrangement is subject to earlier suspension or earlier termination as provided in the arrangement, including any termination by our sourcing agent, in its discretion, upon 28 days notice at any time. In addition, our sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under our buying agency agreement for certain merchandise purchases, which may be suspended at the discretion of our sourcing agent.

As of January 28, 2012, $21.8 million of our accounts payable were extended under this arrangement, and we had outstanding letters of credit issued by our sourcing agent of $7.1 million. During fiscal 2011, we recorded $1.6 million of fees and interest under these arrangements.

On February 29, 2012, we and our sourcing agent agreed to extend the trade payables arrangement, under its existing terms and conditions, to August 31, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and our sourcing agent.

Outlook

We expect that our primary uses of cash in the next twelve months will be concentrated in funding operations, strategic initiatives and working capital needs. Additionally, we may be required to make payments over the next twelve months regarding certain tax matters, which have been subject to appeal and are pending final resolution and the outcome of potential negotiations, and will be required to make significant payments to fund our Pension Plan. We expect to primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings and debt, interest and other payment requirements through cash generated by operations, our Amended Credit Facility, our Term Loan and credit from vendors and our sourcing agent.

In light of our operating performance in fiscal 2011, we have begun implementing measures which will seek to improve our profitability and increase the level and flexibility of cash available for funding operations and working capital needs.

•

In February 2012, we entered into a new $75.0 million secured term loan facility (the “Term Loan”) and, concurrently, amended our existing revolving credit facility (the “Amended Credit Facility”) to extend its maturity date to February 16, 2017, subject to earlier termination as set forth in the agreement, among other key provision amendments. Refer to Term Loan and Amended Credit Facility for additional information.

•	In December 2011, our Board of Directors announced its plan to explore a full range of strategic alternatives to maximize value for Talbots stockholders.

•

In December 2011, we announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business by the end of fiscal 2012. With this initiative, we will seek to continue to improve our financial and capital flexibility, while focusing our strategic reinvestment in those areas of the business that are expected to generate meaningful returns. Key components of this initiative include:

•	Lowering levels of projected marketing spend, including the suspension of national advertising and television campaigns in the near-term;

•	Exploring and implementing process efficiencies and structural streamlining across all areas of the business, including reducing corporate headcount by approximately 9.0% in December 2011 and

•

Implementing a store payroll rationalization program whereby we will seek to adjust the composition of our store workforce and reduce store payroll hours by managing to improved productivity standards, aided by a structural store headcount reduction and the implementation of a workforce management system.

In conjunction with these anticipated direct cost reductions, we announced a decrease in the level of planned capital expenditures for fiscal 2012 and are planning reductions in our level of merchandise inventory commitments in fiscal 2012 which should also contribute to lower levels of logistics, handling and shipping costs.

•

Additionally, we are working to improve our net sales and productivity with certain of our strategic initiatives, including our store rationalization plan, store re-image initiative, information technology systems upgrades, segmentation strategy and upscale outlet expansion. We will continue to closely evaluate the results of the phases of these initiatives implemented to-date and adjust our execution of these initiatives as needed. We remain committed to these strategic initiatives and the productivity and profitability improvements that we expect these initiatives will ultimately deliver and expect to continue to allocate our capital resources to the continuing implementation of these initiatives as practicable, focusing our investment on the areas which are expected to generate meaningful returns. We are still in the process of executing our strategic initiatives, and the benefits anticipated from these initiatives may take longer than expected to be realized.

•

We continue to work to evolve our merchandise assortment; and beginning in the second half of 2011, we saw positive customer response to certain of our merchandise, particularly in merchandise categories targeted for adjustment in the second half of 2011, which, combined with aggressive promotional activity, helped to drive net sales improvements in the second half of the year. The evolution and refinement of our merchandise assortment is an on-going process that will continue to be a key focus area.

•

In September 2011, we entered into an arrangement with our exclusive global apparel sourcing agent, whereby we have the option to extend payment terms for merchandise purchases sourced by our exclusive agent. In addition, our sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under our buying agency agreement for certain merchandise purchases. This arrangement has provided us with greater flexibility in planning and managing our capital resources. Refer to Trade Payables Arrangement for additional information regarding this arrangement.

Our cash and cash equivalents were $8.7 million as of January 28, 2012. Based on our assumptions, including achieving our internal forecast and operating plan for improved net sales, operating results, cost savings and cash flows for the next twelve months, our anticipated borrowing availability under our debt facilities, our anticipated credit from our suppliers and our sourcing agent, we anticipate that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months. This expectation depends upon our future operating performance, the achievement of our operating plan and internal forecast, including the absence of any unforeseen cash requirements, our expected borrowing availability, the continued credit and working capital support of our vendors and our sourcing agent throughout this period at existing levels and the absence of any significant deterioration in economic conditions. Our ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future operating performance and credit availability which cannot be assured. Our actual results may differ materially. We will continue to monitor our performance and liquidity, and if we believe operating results will be below our expectations or we determine at any time that it is appropriate or necessary to obtain additional liquidity, we will seek to take further steps intended to improve our financial position and liquidity, such as by modifying our operating plan, seeking to further reduce costs, adjusting cash spend and working capital, pursuing additional financing if available, seeking additional credit support or evaluating other alternatives and opportunities to obtain additional sources of liquidity, subject to the terms and conditions of our existing debt facilities. We cannot assure that any of these actions would be sufficient or available or, if available, available on favorable terms.

Any determination to pay dividends and the amount thereof is at the discretion of our Board of Directors, subject to the restrictions imposed by our Amended Credit Facility and Term Loan, which prohibit the payment of dividends except for those issued in the form of stock or stock equivalents. In February 2009, our Board of Directors approved the indefinite suspension of our cash dividends; therefore, no dividends have since been paid or are expected to be paid in the near-term. We currently intend to retain our future earnings, if any, for use in the operation of our business.

Cash Flows

The following is a summary of cash flows from continuing operations for fiscal 2011, 2010 and 2009:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In millions)
Net cash (used in) provided by operating activities	$(65.3)	$54.1	$81.2
Net cash (used in) provided by investing activities	$(43.3)	$304.2	$(20.9)
Net cash provided by (used in) financing activities	$110.3	$(453.0)	$4.3

Cash (used in) provided by operating activities

Cash used in operating activities was $65.3 million in fiscal 2011 compared to cash provided by operating activities of $54.1 million in fiscal 2010 and $81.2 million in fiscal 2009. Cash used in operating activities in fiscal 2011 is the result of a loss from operations excluding non-cash items, combined with cash used in working capital changes, whereas cash provided by operating activities in fiscal 2010 and 2009 is the result of earnings excluding non-cash items, partially offset, in fiscal 2010, by cash used in working capital changes and combined with, in fiscal 2009, a lower investment in working capital changes. The $119.4 million comparative decrease in cash from operating activities in fiscal 2011 is due to a $122.3 million reduction in earnings (loss) excluding non-cash items, with cash used in working capital changes generally flat year-over-year. The leveling of cash used in working capital changes, beginning in fiscal 2010, is primarily due to the Company’s leaner operating structure and improvements in the Company’s capital composition as a result of the BPW Transactions. Cash provided by operating activities in fiscal 2010 and 2009 also includes the payment of $27.1 million and $3.5 million in merger-related costs, respectively.

Cash (used in) provided by investing activities

Cash used in investing activities relates solely to purchases of property and equipment in all periods presented. Cash used for additions to property and equipment during fiscal 2011 was $44.0 million compared to $28.8 million during fiscal 2010 and $21.0 million in fiscal 2009. In fiscal 2009, we planned a reduction in capital expenditures, generally limiting our capital investments to more essential replacement property, additions for new stores and a strategic platform refresh of our e-commerce site as part of an overall spend reduction program. In fiscal 2010 and 2011, we planned an increase in capital expenditures for strategic reinvestments through our store re-image initiative, investments in our information technology systems and the expansion of our upscale outlets, with 11 and 18 new upscale outlet locations opening in fiscal 2010 and 2011, respectively.

Cash provided by investing activities of $333.0 million during fiscal 2010 represents cash and cash equivalents acquired in the merger with BPW on April 7, 2010. Refer to Merger with BPW and Related Financing Transactions for further information regarding this transaction.

We expect to spend approximately $30.0 million in gross capital expenditures during the fiscal 2012, primarily related to the expansion of our upscale outlets, the store re-image initiative and information technology improvements.

Cash provided by (used in) financing activities

Cash provided by financing activities was $110.3 million in fiscal 2011 compared to cash used in financing activities of $453.0 million in fiscal 2010 and cash provided by financing activities of $4.3 million in fiscal 2009. In fiscal 2010, with the resources provided by the BPW Transactions, the Company repaid $486.5 million in related party debt and entered into a third party revolving credit facility, with borrowings of $25.5 million outstanding under this facility as of the end of fiscal 2010. In fiscal 2011, the Company’s outstanding borrowings under the revolving credit facility increased to $116.5 million. This increase in the net amount borrowed under the revolving credit facility corresponds to the reduction in cash flows from operating activities year-over-year. Additionally, in fiscal 2011, we extended accounts payable under our trade payables arrangement, with $21.8 million in trade payables financing at January 28, 2012. Refer to Trade Payables Arrangement for further information regarding the trade payables financing and Merger with BPW and Related Financing Transactions and Amended Credit Facility for additional information regarding the revolving credit facility.

Contractual Obligations, Commercial Commitments and Contingent Liabilities

The following summarizes our significant contractual obligations and commercial commitments as of January 28, 2012:

Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Revolving credit facility, including estimated interest payments	$120,583	$120,583	$—	$—	$—
Operating leases:
Real estate	520,485	119,915	191,349	113,799	95,422
Equipment	7,061	2,138	3,310	1,613	—
Merchandise purchases	114,880	114,880	—	—	—
Construction contracts	121	121	—	—	—
Other contractual commitments	10,914	6,538	4,359	17	—
Benefit plan obligations	21,326	2,425	5,095	4,861	8,945
Tax obligations	5,744	4,021	1,723

Total obligations and commitments	$801,114	$370,621	$205,836	$120,290	$104,367

•

Revolving credit facility, including estimated interest payments — Represents amounts due under our revolving credit facility, including estimated interest payments. Our revolving credit facility was amended subsequent to year-end (the “Amended Credit Facility”) to, among other changes, extend the maturity date to February 16, 2017. However, the facility is considered to be a current obligation as it requires repayment of outstanding borrowings with substantially all cash collected by us and contains a subjective acceleration clause. In consideration of the classification of this facility as a current obligation, the above table includes only the principal plus estimated interest payments for the next twelve months. Interest payments were estimated using the interest rates and margins as agreed to in the Amended Credit Facility agreement and contemplate expected reductions in the amount outstanding under the revolving credit facility as a result of borrowings received subsequent to year-end under our new secured term loan facility (the “Term Loan”). We expect to pay principal and interest of $10.0 million in fiscal 2012 related to the Term Loan, not included in the table above as the effective date of the Term Loan was February 16, 2012. Refer to Liquidity and Capital Resources — Amended Credit Facility and Liquidity and Capital Resources — Term Loan for further information.

•

Operating Leases — Represents future minimum lease payments under non-cancelable operating leases in effect as of January 28, 2012, including eleven executed leases related to Talbots stores not yet opened at January 28, 2012 and the remaining lease payments for five former Talbots Kids and Mens stores, one former J. Jill store and the remaining portion of the former J. Jill office space in Quincy, Massachusetts. The minimum lease payments above do not include common area maintenance (“CAM”) charges, real estate taxes or any rent that may be due in the future under contingent rent terms, such as incremental rent due as a function of sales volume. Equipment operating leases are primarily for computer equipment, certain office equipment and automobiles with lease terms that generally range between three and five years.

As described in Discontinued Operations, under the terms of the sale of the J. Jill business, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which included leases for 205 J. Jill stores assigned to the Purchaser as part of the sale, of which 197 assigned leases remained outstanding at January 28, 2012. Further, in connection with the closing of our U.K. stores in 2008, two store leases, which were assigned to a local retailer who assumed the primary lease obligations, remain outstanding; in connection with the closing of our Mens stores, one store lease, which was assigned to a third party who assumed the primary lease obligations, remains outstanding; and, in connection our store rationalization plan, one store lease, which was assigned to a third party who assumed the primary lease obligations, remains outstanding. We remain secondarily liable in the event that the Purchaser, the local retailer or other third parties do not fulfill their lease obligations. We have accrued a liability for the estimated exposure related to these contingent obligations. At January 28, 2012, the estimated future aggregate lease payments for which we remain contingently obligated, as transferor or sublessor, total $81.9 million extending to various dates through fiscal 2020. Any actual exposure may materially vary from estimated amounts. The table above excludes these contingent liabilities.

•

Merchandise Purchases — Represents commitments by us to purchase merchandise from our network of vendors. We generally make merchandise purchase commitments up to six to nine months in advance of the selling season and do not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor.

•

Construction Contracts — Represents amounts committed or contractually obligated under contracts to facilitate the build-out and renovation of our stores. Certain of our store leases require us to perform build-outs or renovations at specified values. As of January 28, 2012, we had remaining, lease-required construction obligations of $9.2 million, not included in the above table.

•

Other Contractual Commitments — Represents amounts committed or contractually obligated under contracts for services required in the normal course of operation, such as contracts for maintenance on software and equipment and other routine maintenance and service. These contracts vary in length but generally carry 30-day to three-year terms.

•

Benefit Plan Obligations — Represents estimates of annual cash payments expected to be made related to our supplemental executive retirement plans, the supplemental 401(k) plan and the deferred compensation plan. We sponsor various benefit plans for certain employees, including a noncontributory defined benefit pension plan (the “Pension Plan”), the supplemental executive retirement plans, two deferred compensation plans and postretirement medical plans. Our postretirement medical plan for non-executive retirees is entirely self-funded effective January 2011.

The table above excludes the Company’s future funding obligations related to the Pension Plan as such amounts and the timing of the payment of such amounts are affected by many factors outside of the Company’s control which can fluctuate significantly, including discount rates and the performance of the Pension Plan assets. When required to fund the Pension Plan, our policy is to contribute amounts that are deductible for federal income tax purposes. We expect to make required contributions of $17.4 million to the Pension Plan in fiscal 2012.

•	Tax Obligations — Represents income tax, interest and penalties due and expected to be due to various taxing authorities related to the settlement of certain tax matters and tax positions.

As we are unable to reasonably predict the timing of settlement of our uncertain tax positions, the above table does not include $32.7 million of income tax, interest and penalties relating to unrecognized tax benefits, including a $14.7 million tax assessment related to certain state tax matters for which an adverse decision to the Company on a similar issue was affirmed in appeals. To the extent that we do not prevail in this matter through any future appeals and the relevant state tax authority does not allow us to establish a payment plan related to this matter, we may be required to pay this assessment in the next twelve months.

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

Sales Return Reserve — As part of the normal sales cycle, we receive customer merchandise returns through both our store and direct marketing channels. To account for the financial impact of this process, management estimates future returns on previously sold merchandise. Reductions in sales and gross profit margin are recorded for estimated merchandise returns based on return history, current sales levels, projected future return levels and any changes in our return policy. Our estimated sales returns are periodically compared to actual sales returns. Historically, the difference between the estimated sales returns and actual sales returns has not been significant. If customer acceptance of our product is not favorable or if the product quality were to deteriorate, future actual returns may increase, resulting in a higher return rate and increased charges to earnings.

Gift Card Breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. Our gift cards do not have an expiration date. Prior to the fourth quarter of 2010, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws. We only recognized income from the non-escheated portion of unredeemed gift cards after a period of time had passed subsequent to the filing of the corresponding escheatment, approximately equal to the statute of limitations for state audit of the escheated funds. During the fourth quarter of 2010, we identified a history of redemption and breakage patterns associated with our gift cards which supported a change in our estimate of the term over which we should recognize income on gift card breakage. Accordingly, beginning with the fourth quarter of 2010, we recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is remote. We determine our gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. Breakage income is then recognized over the estimated average redemption period of redeemed gift cards, for those gift cards for which the likelihood of redemption is deemed to be remote and for the amount for which there is no legal obligation for us to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of selling, general and administrative in our consolidated statement of operations. In fiscal 2011 and 2010, we recognized gift card breakage (loss) income of ($0.1) million and $6.9 million, respectively, including a cumulative change in estimate of $6.3 million in fiscal 2010.

Stock–Based Compensation — We issue stock-based compensation awards including stock options, nonvested stock and restricted stock units. Related to such awards, we measure stock-based compensation based on the fair value of the stock-based compensation award at the date of grant and recognize stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including the expected life of the stock option award and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods, and changes to the assumptions may have a significant impact on the fair value of future stock option awards, which could have a material impact on our consolidated financial statements. Nonvested stock and restricted stock units are valued at the closing market price of our common stock on the date of grant.

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

Income Taxes — We record deferred income taxes to recognize the effect of temporary differences between tax and financial statement reporting. We calculate the deferred taxes using enacted tax rates expected to be in place when the temporary differences are realized and record a valuation allowance to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carry forward periods available and other relevant factors. Changes in the required valuation allowance are recorded in the period that the determination is made. In fiscal 2008, we determined that it was more likely than not that we would not realize the benefits from our deferred tax assets and recorded a valuation allowance for substantially all of our net deferred tax assets, after considering sources of taxable income from reversing deferred tax liabilities. We have maintained a full valuation allowance against our net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, through fiscal 2011.

There is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50.0% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. We classify our recorded uncertain tax positions as other liabilities on the consolidated balance sheets, unless expected to be resolved within one year. We classify interest on uncertain tax positions in interest expense, interest income from income tax refunds in interest income and estimated penalties in selling, general and administrative in the consolidated statements of operations.

We are routinely under audit by various domestic and foreign tax jurisdictions. There is significant judgment that is required in determining our provision for income taxes such as the composition of the taxable income or loss in different jurisdictions, changes in tax laws or rates, changes in the expected outcome of audits, the expiration of the statute of limitations on some tax positions and the effect of any new information about particular tax positions that may cause us to change our estimates. Changes in estimates may create volatility in our effective tax rate in future periods and may materially affect our results of operations. We believe that our income tax related accruals are appropriate at January 28, 2012 and January 29, 2011.

Inventory Markdown Reserve — Merchandise inventories is a significant asset on our balance sheet, representing approximately 25.6% of our total assets at January 28, 2012. We manage our inventory levels by using markdowns to clear merchandise as needed. Consistent with the retail inventory method, at the end of each reporting period, reductions in gross profit margin and inventory are recorded for estimated future markdowns necessary to liquidate remaining past-season inventory.

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

If market conditions were to decline, customer acceptance of product was not favorable or our sales were otherwise less than anticipated, we may have excess inventory on hand and may be required to mark down inventory at a greater rate than estimated, resulting in an incremental charge to earnings. We believe that at January 28, 2012 and January 29, 2011, the markdown reserve was appropriate based on the respective past season inventory levels, historical markdown trends and forecasts of future sales of past season inventory. The markdown reserve rate of past season inventory was 60.0% at January 28, 2012 and January 29, 2011. A 100 basis point increase or decrease in this rate would have impacted (loss) income before taxes by approximately $0.3 million and $0.2 million in fiscal 2011 and 2010, respectively.

Long-lived Assets — We monitor the performance and productivity of our store portfolio and close stores when appropriate. When we determine that a store is underperforming or is likely to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. In assessing the recoverability of a store’s long-lived assets, we estimate the fair value of the store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results and management’s knowledge and expectations. These estimates are affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions, and require management to apply judgment.

Goodwill and Indefinite-lived Trademarks — We test our goodwill and trademarks for impairment at the reporting unit level on an annual basis on the first day of each fiscal year or more frequently if events or changes in circumstances indicate that these assets might not be recoverable. We concluded that we have two reporting units, stores and direct marketing, and that the balance of goodwill recorded relates entirely to the stores reporting unit. Our trademarks are allocated between both reporting units with a carrying value of $64.5 million in the stores reporting unit and a carrying value of $11.4 million in the direct marketing reporting unit.

We determine the fair value of our goodwill using a combination of an income approach and market value approach which collectively contemplate our operating results and financial position, forecasted operating results, changes and expected changes to our store portfolio, industry trends, market uncertainty and comparable industry multiples. The income approach requires significant judgments and estimates to project future revenues and expenses, changes in gross profit margins, cash flows and estimates of future capital expenditures for the reporting unit over a multi-year period, as well as to determine the weighted-average cost of capital to be used as a discount rate. We believe the discount rate that we apply is consistent with the risks inherent in our business and with the retail industry. The market approach requires the application of industry multiples of operating performance which are derived from comparable publicly traded companies with operating characteristics similar to our stores reporting unit. Our evaluation of goodwill inherently involves judgments as to assumptions used to project these amounts and the impact of market conditions on those assumptions. Our estimates may differ from actual results due to, among other matters, economic conditions, changes to our business model or changes in our operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. We performed an impairment test of goodwill as of January 29, 2012, January 30, 2011 and January 31, 2010. These tests did not indicate an impairment of our goodwill.

We performed a sensitivity analysis on our significant assumptions and determined that a negative change in our assumptions, namely a 1.0% increase in the discount rate, a 10.0% decrease in the market approach multiple or a 10.0% decrease in forecasted earnings, would not have resulted in a change in our conclusions in 2011 or 2010 as to the recoverability of our goodwill as the computed fair value of the stores reporting unit was in excess of its carrying value by a significant margin.

We determine the fair value of our trademarks using an income approach, specifically the relief-of-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the asset. This approach is dependent on a number of factors, including estimates of future sales, royalty rates of intellectual property, discount rates and other variables. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. We performed an impairment test of our trademarks as of January 29, 2012, January 30, 2011 and January 31, 2010. These tests did not indicate an impairment of our trademarks.

We performed a sensitivity analysis on our significant assumptions and determined that a negative change in our assumptions, namely a 1.0% increase in the discount rate, a 50 basis point decrease in the royalty rate or a 1.0% decrease in the revenue growth rate, would not have resulted in a change in our conclusions in 2011 or 2010 as to the recoverability of our trademarks.

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

The discount rates that we apply are based, in part, upon a discount rate modeling process which matches the future benefit payment stream to a discount curve yield for the plan. The discount rate is used, principally, to calculate the actuarial present value of our obligation and periodic expense attributable to our employee benefits plans. The discount rate applied for the Pension Plan was 6.0% at January 28, 2012 and January 29, 2011. The discount rate applied for the SERP was 5.25% and 5.5% at January 28, 2012 and January 29, 2011, respectively. To the extent that the discount rate increases or decreases, our obligations are decreased or increased accordingly. A 25 basis point change in the discount rates would have impacted our (loss) income before taxes by $0.2 million in fiscal 2011 and 2010.

The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation and is based on an analysis which considers actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the three major classes of investments in which we invest (equity, debt and foreign securities) for the period since the Pension Plan’s inception and for the longer period commencing when the return data was first tracked and expectations of future market returns from outside sources for the three major classes of investments in which we invest. This rate is used, primarily, in estimating the expected return on plan assets component of the annual pension expense. To the extent that the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over a period of approximately five years. We used an expected long-term rate of return on assets, net of estimated administrative costs, of 8.0% and 8.25% at January 28, 2012 and January 29, 2011, respectively. A 25 basis point change in the expected long-term rate of return on plan assets would have impacted our (loss) income before taxes by $0.3 million in fiscal 2011 and 2010.

Inflation and Changing Prices

We believe that changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. There is no assurance, however, that inflation or deflation will not materially affect us in the future.

Exchange Rates

We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars. In addition, as of January 28, 2012, we operated 14 stores in Canada which generate sales and incur expenses in local currency. However, the local currency is generally stable and these operations represent only a small portion of our total operations. Accordingly, we have not experienced any significant impact from changes in exchange rates.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220, Comprehensive Income, by requiring entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders’

equity. The items that must be reported in other comprehensive income were not changed. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by a component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-05, as amended by ASU 2011-12, will be effective for us for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. We are evaluating our presentation options under this ASU; however these changes are not expected to impact the consolidated financial statements other than the change in presentation.

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

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “projected,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “intend,” “potential” or other similar statements or variations of such terms. All of the information concerning our future liquidity, future net sales, gross profit margins and other future results, achievement of operating plan or forecasts for future periods, sources and availability of credit and liquidity, future cash flows and cash needs, success and results of strategic initiatives, the outcome of exploring strategic alternatives, anticipated cost savings and other reduced spending and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our internal operating plan, regular-price, promotional and markdown selling, operating cash flows, liquidity and sources and availability of credit for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:

•	the ability to achieve our operating and strategic plans for operating results, working capital and cash flows;

•	the risks associated with our efforts to maintain our traditional customer and expand to attract new customers;

•	the risks associated with competitive pricing pressures and the current increased promotional environment;

•	the ability to reduce spending as needed;

•

the ability to access on satisfactory terms, or at all, adequate financing and other sources of liquidity, as and when necessary, to fund our continuing operations, working capital needs, strategic and cost reduction initiatives and other cash needs and to obtain further increases in our debt facilities, extend and continue our trade payables arrangement with our exclusive sourcing agent and obtain other or additional debt or credit facilities or other internal or external liquidity sources if cash flows from operating activities or other capital resources are not sufficient for our cash requirements at any time or times;

•	the ability to successfully increase our customer traffic and the success and customer acceptance of our merchandise offerings in our stores, on our website and in our catalogs;

•

the satisfaction of all borrowing conditions under our debt facilities including accuracy of all representations and warranties, no defaults or events of default, absence of material adverse effect or change and all other borrowing conditions;

•

the risks associated with our efforts to successfully implement, adjust as appropriate and achieve the benefits of our strategic initiatives including store rationalization, store re-imaging, information technology reinvestments, store segmentation, upscale outlet expansion and any other future initiatives that we may undertake;

•	the ability to attract and retain talented and experienced executives that are necessary to execute our strategic initiatives;

•

the risks associated with our appointment of an exclusive global apparel sourcing agent, including that the anticipated benefits and cost savings from this arrangement may not be realized or may take longer to realize than expected and the risk that upon any cessation of this relationship, for any reason, we would be unable to successfully transition to an internal or other external sourcing function;

•	any impact to or disruption in our supply of merchandise;

•

the continuing impact of the U.S. economic environment on our business, continuing operations, liquidity and financial results, including any negative impact on consumer discretionary spending, substantial loss of household wealth and savings and continued high unemployment levels;

•

the ability to continue to purchase merchandise on open account purchase terms at existing or future expected levels and with acceptable payment terms and the risk that suppliers could require earlier or immediate payment or other security due to any payment concerns;

•	the ability to accurately estimate and forecast future regular-price, promotional and markdown selling and other future financial results and financial position;

•	any negative publicity concerning the specialty retail business in general or our business in particular;

•	the risk of any further increases in postretirement benefit and funding obligations;

•

the risk that estimated or anticipated costs, charges and liabilities to settle and complete the transition and exit from and disposal of the J. Jill business, including both retained obligations and contingent risk for assigned obligations, may be materially greater than anticipated;

•	the risk of material impairment of our goodwill, trademarks or long-lived assets;

•

the risks associated with our efforts in transforming our information technology systems to meet our changing business systems and operations, including the ability to maintain adequate system security controls;

•	any significant interruption or disruption in the operation of our distribution facility or the domestic and international transportation infrastructure;

•

the risks and uncertainties associated with the outcome of current and future litigation, claims, tax audits and tax and other proceedings and the risk that actual liabilities, assessments or other financial impact will exceed any estimated, accrued or expected amounts or outcomes; and

•	the risks associated with any uncertainties arising related to our ongoing review of strategic alternatives.

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

As of January 28, 2012, we had outstanding variable rate borrowings of $116.5 million under our Credit Facility. The impact of a hypothetical 10.0% adverse change in interest rates for this variable rate debt would have resulted in additional expense of approximately $0.4 million for the fiscal year ended January 28, 2012. Our Pension Plan assets are generally invested in readily-liquid investments, primarily equity and debt securities. Generally, any deterioration in the financial markets or changes in discount rates may affect the level of contributions that we are required to make to our Pension Plan.

We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks. In addition, we operated 14 stores in Canada as of January 28, 2012. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10.0% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

The information required by this item may be found on pages F-2 through F-54 as listed below, including the quarterly information required by this item.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 28, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting as of January 28, 2012.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report included on page 61 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Talbots, Inc.

Hingham, Massachusetts

We have audited the internal control over financial reporting of The Talbots, Inc. and subsidiaries (the “Company”) as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2012 of the Company and our report dated April 12, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

April 12, 2012

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Corporate Governance — Board Committees” and “Corporate Governance — Audit Committee” in our Proxy Statement for the 2012 Annual Meeting of Shareholders; information set forth in Part I, Item 1 in this Annual Report under the caption “Executive Officers of the Company” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Shareholders, are each incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to our Chief Executive Officer, senior financial officers and all other employees, officers and members of our Board of Directors. The Code of Conduct is available on our website, www.thetalbotsinc.com, under “Investor Relations” and is available in print to any person who requests a copy by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, MA 02043 or by e-mailing investor.relations@talbots.com. Any substantive amendment to the Code of Conduct and any waiver in favor of a Board of Directors member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on our website, www.thetalbotsinc.com, under “Investor Relations.”

Item 11.    Executive Compensation

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Corporate Governance — Compensation Risk Assessment” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2012 Annual Meeting of Shareholders, are each incorporated herein by reference. The information included under “Compensation Committee Report” is incorporated herein by reference but shall be deemed “furnished” with this report and shall not be deemed “filed” with this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                  Matters

The information set forth under the caption “Beneficial Ownership of Common Stock” in our Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth certain information about our 2003 Executive Stock Based Incentive Plan, as amended, and the Restated Directors Stock Plan, as amended, as of January 28, 2012. These plans are our only active equity compensation plans and were both previously approved by our shareholders.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	5,135,237	$16.39	6,140,644	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	5,135,237	$16.39	6,140,644

(1)

Of the 6,140,644 securities remaining available for future issuance under equity compensation plans at January 28, 2012, 5,873,328 shares were available under the 2003 Executive Stock Based Incentive Plan, as amended, and 267,316 shares were available under the Restated Directors Stock Plan, as amended.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Transactions with Related Persons” and “Corporate Governance – Board Independence and Composition” in our Proxy Statement for the 2012 Annual Meeting of Shareholders are each incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) The following documents are included in this Annual Report on Form 10-K:

1. The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011

Consolidated Statements of Cash Flows for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

Notes to Consolidated Financial Statements

2. All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

3. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(b) The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TALBOTS, INC.

By:	/s/ MICHAEL SCARPA
Michael Scarpa
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: April 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 12, 2012.

/s/ TRUDY F. SULLIVAN Trudy F. Sullivan President and Chief Executive Officer (Principal Executive Officer)	/s/ JOHN W. GLEESON John W. Gleeson Director

/s/ MICHAEL SCARPA Michael Scarpa Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	/s/ GARY M. PFEIFFER Gary M. Pfeiffer Director

/s/ SUSAN M. SWAIN Susan M. Swain Director	/s/ MARJORIE L. BOWEN Marjorie L. Bowen Director

/s/ ANDREW H. MADSEN Andrew H. Madsen Director

EXHIBIT INDEX

2.1

Asset Purchase Agreement, dated as of June 7, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC. (Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on June 8, 2009.)

2.2

Amendment No. 1 to Asset Purchase Agreement and Parent Disclosure Schedule, dated as of July 2, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on December 10, 2009.)

2.3

Amendment No. 2 to Asset Purchase Agreement, dated as of September 30, 2009, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, J. Jill, LLC, Birch Pond Realty Corporation, and Jill Acquisition LLC. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on December 10, 2009.)

2.4

Agreement and Plan of Merger, dated as of December 8, 2009, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on December 10, 2009.)

2.5

First Amendment to the Agreement and Plan of Merger, dated as of February 16, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp. (Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on February 17, 2010.)

2.6

Second Amendment to the Agreement and Plan of Merger, dated as of April 6, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on April 6, 2010.)

3.1

Certificate of Incorporation, as amended, of The Talbots, Inc. (Filed with this Form 10-K; as originally filed with The Talbots, Inc. Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993, and amendments thereto originally filed with the Current Report on Form 8-K dated May 24, 2000 and with the Current Report on Form 8-K dated September 6, 2011 (SEC file number reference 001-12552).)

3.2	Amended and Restated By-laws of The Talbots, Inc., effective as of May 19, 2011. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on May 25, 2011.)

4.1

Form of Common Stock Certificate of The Talbots, Inc. (Incorporated by reference to the exhibits filed with Talbots Registration Statement on Form S-1 (No. 33-69082), which Registration Statement became effective November 18, 1993.)

4.2

Form of Warrant Agreement by and between The Talbots, Inc., Computershare Inc. and Computershare Trust Company, N.A., including Form of Warrant to purchase shares of Talbots common stock. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on June 8, 2010.)

4.3

Warrant Agreement, including Form of Warrant, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Mellon Investor Services LLC, and the First Amendment thereto, dated as of April 14, 2010, by and between The Talbots, Inc. (as successor to BPW Acquisition Corp.) and Mellon Investor Services LLC. (Incorporated by reference to Appendix A to the proxy statement filed by BPW Acquisition Corp. on April 6, 2010; First Amendment incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on April 14, 2010.)

4.4

AEON Warrant Agreement, including Form of Warrant, dated as of April 7, 2010, by and between The Talbots, Inc., Computershare Inc. and Computershare Trust Company, N.A. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on June 8, 2010.)

4.5

Rights Agreement, dated as of August 1, 2011, between The Talbots, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on August 2, 2011.)

10.1

Stockholders Agreement, dated as of November 18, 1993, between The Talbots, Inc. and AEON (U.S.A.), Inc. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).)

10.2

Stock Purchase Agreement, dated as of November 26, 1993, between The Talbots, Inc. and AEON (U.S.A.), Inc. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).)

10.3

Trademark Purchase and License Agreement, dated as of November 26, 1993, between AEON Co. Ltd., (as successor in interest to JUSCO (Europe) B.V.) and The Classics Chicago, Inc. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).)

10.4

License Agreement, dated as of November 26, 1993, between The Classics Chicago, Inc., The Talbots, Inc., Talbots International Retailing Limited, Inc., Talbots (Canada), Inc. and Talbots (U.K.) Retailing Limited. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).)

10.5

Amendment to License Agreement, dated January 29, 1997, among The Classics Chicago, Inc., The Talbots, Inc., Talbots International Retailing Limited, Inc., Talbots (Canada), Inc., and Talbots (U.K.) Retailing, Ltd. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on May 1, 1997 (SEC file number reference 001-12552).)

10.6

Tax Allocation Agreement, dated as of November 18, 1993, between AEON (U.S.A.), Inc., The Talbots, Inc., Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and The Classics Chicago, Inc. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).)

10.7

Services Agreement, dated as of November 18, 1993, between Talbots Japan Co., Ltd. and The Talbots, Inc. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K dated April 26, 1994 (SEC file number reference 001-12552).)

10.8

Consulting and Advisory Services Contract between AEON (U.S.A.), Inc. and The Talbots, Inc. dated as of November 1, 1999. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on July 1, 1999 (SEC file number reference 001-12552).)

10.9

First Amendment, dated as of March 12, 2009, to the Term Loan Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of July 16, 2008. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on March 18, 2009.)

10.10

Second Amendment, dated as of December 28, 2009, to the Term Loan Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of July 16, 2008. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on January 4, 2010.)

10.11

Term Loan Agreement, dated as of July 16, 2008, between The Talbots, Inc. (as Borrower) and AEON (U.S.A.), Inc. (as Lender). (Incorporated by reference to the exhibits filed with the Current Report on Form 8- K filed on July 18, 2008.)

10.12

Commitment Letter and Summary of Proposed $200,000,000 Loan Facility Agreement between The Talbots, Inc. as borrower and AEON Co., Ltd. as lender, dated February 5, 2009. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 5, 2009.)

10.13

Term Loan Facility Agreement between The Talbots, Inc. and AEON Co., Ltd., dated as of February 25, 2009. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on March 2, 2009.)

10.14

First Amendment, dated as of December 28, 2009, to the Term Loan Facility Agreement between The Talbots, Inc. and AEON (U.S.A.), Inc., dated as of February 25, 2009. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on January 4, 2010.)

10.15	Support Letters from AEON Co., Ltd., dated April 9, 2009. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)

10.16

Secured Revolving Credit Agreement dated as of April 10, 2009 between Talbots and AEON Co., Ltd. (Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on April 14, 2009.)

10.17

Amended and Restated Secured Revolving Credit Agreement dated as of December 28, 2009 between The Talbots, Inc. and AEON Co., Ltd. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on January 4, 2010.)

10.18

Amended and Restated Security Agreement dated as of December 28, 2009 entered into by The Talbots, Inc. in favor of AEON Co., Ltd. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on January 4, 2010.)

10.19

Repurchase, Repayment and Support Agreement, by and among The Talbots, Inc., BPW Acquisition Corp., AEON (U.S.A.), Inc. and AEON Co., Ltd., dated as of December 8, 2009. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on December 10, 2009.)

10.20

Commitment Letter, by and between General Electric Capital Corporation and The Talbots, Inc., dated as of December 7, 2009. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on December 10, 2009.)

10.21

Secured Revolving Credit Agreement, dated April 7, 2010, by and among The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership, each as a borrower, the subsidiaries of The Talbots, Inc. from time to time party thereto, as guarantors, and General Electric Capital Corporation, as agent for the financial institutions from time to time party thereto, and as a lender. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on April 8, 2010.)

10.22

Guaranty and Security Agreement, dated as of April 7, 2010, by The Talbots, Inc., The Talbots Group, Limited Partnership, Talbots Classics Finance Company, Inc., and certain other parties thereto, in favor of General Electric Capital Corporation, as administrative agent for the lenders and each other secured party. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on April 8, 2010.)

10.23

Private Label Credit Card Access and Monitoring Agreement, dated as of April 7, 2010, by and among The Talbots, Inc., each other credit party as defined in the credit agreement, Talbots Classics National Bank, and General Electric Capital Corporation. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on April 8, 2010.)

10.24

First Amendment to Credit Agreement, dated August 31, 2010, by and among, The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership, each as borrower, the subsidiaries of The Talbots, Inc. from time to time party thereto, as guarantors, and General Electric Capital Corporation, as agent for the financial institutions from time to time party thereto, and as a lender. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on August 31, 2010.)

10.25

Master Agreement for Documentary Letters of Credit, dated August 31, 2010, by General Electric Capital Corporation, The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership, Talbots Classics, Inc., Talbots Import, LLC, Birch Pond Realty Corporation, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and Talbots (Canada), Inc. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on August 31, 2010.)

10.26

Master Agreement for Standby Letters of Credit, dated August 31, 2010, by General Electric Capital Corporation, The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership, Talbots Classics, Inc., Talbots Import, LLC, Birch Pond Realty Corporation, Talbots International Retailing Limited, Inc., Talbots (U.K.) Retailing Limited and Talbots (Canada), Inc. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on August 31, 2010.)

10.27

Amended and Restated Credit Agreement, dated February 16, 2012, by and among The Talbots, Inc, The Talbots Group, Limited Partnership, Talbots Classics Finance Company, Inc., each as borrower, the subsidiaries of The Talbots, Inc. from time to time party thereto, as guarantors, and General Electric Capital Corporation, as agent for the financial institutions from time to time party thereto, and as a lender. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.28

Amended and Restated Guaranty and Security Agreement, dated February 16, 2012, by and among The Talbots Inc., Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership and certain other parties thereto, in favor of General Electric Capital Corporation, as administrative agent for the lenders and each other secured party. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.29

Term Loan Agreement, dated February 16, 2012, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, Talbots Classics Finance Company, Inc., each as borrower, the subsidiaries of The Talbots, Inc. from time to time party thereto, as guarantors, Wells Fargo Bank, National Association, as agent for the financial institutions from time to time parties thereto, and as a lender, GA Capital, LLC, as syndication agent and GB Merchant Partners, LLC, as documentation agent. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.30

Guaranty and Security Agreement, dated February 16, 2012, by and among The Talbots, Inc, Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership and certain other parties thereto, in favor of Wells Fargo Bank, National Association, as administrative agent for the lenders and each other secured party. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.31

Amended and Restated Private Label Credit Card Access and Monitoring Agreement, dated as of February 16, 2012, by and among The Talbots, Inc., each other credit party as defined in the Amended and Restated Credit Agreement, Talbots Classics National Bank, General Electric Capital Corporation and Wells Fargo Bank, National Association. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.32

Intercreditor Agreement, dated as of February 16, 2012, by and among General Electric Capital Corporation, in its capacity as administrative agent for the Amended and Restated Credit Agreement, Wells Fargo Bank, National Association, in its capacity as administrative agent for the Term Loan Agreement, The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership and certain other parties thereto. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.33

Sponsors’ Agreement, by and among Perella Weinberg Partners Acquisition LP, BPW BNYH Holdings LLC, The Talbots, Inc. and BPW Acquisition Corp., dated as of December 8, 2009. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on December 10, 2009.)

10.34

Stipulation with respect to the action captioned Campbell v. The Talbots, Inc., et al., dated March 6, 2010. (Incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on March 9, 2010.)

10.35

Amended and Restated Registration Rights Agreement, dated as of April 7, 2010, by and among The Talbots, Inc., BPW Acquisition Corp., Perella Weinberg Partners Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on April 8, 2010.)

10.36

The Talbots, Inc. Supplemental Retirement Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.37

The Talbots, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.38

The Talbots, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.39

The Talbots, Inc. Amended and Restated 1993 Executive Stock Based Incentive Plan. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on September 6, 2001 (SEC file number reference 001-12552).)*

10.40	The Talbots, Inc. 2003 Executive Stock Based Incentive Plan, as amended through February 28, 2008. (Incorporated by reference to the 2008 Proxy Statement (Appendix A) filed on April 25, 2008.)*

10.41

Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on March 30, 2011.)*

10.42

Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on March 30, 2011.)*

10.43

Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Special Restricted Stock Unit Award Agreement. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 15, 2010.)*

10.44

Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement (prior form). (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on March 5, 2008.)*

10.45

Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement (prior form). (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on March 5, 2008.)*

10.46

Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Restricted Stock Agreement (prior form). (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on November 18, 2004 (SEC file number reference 001-12552).)*

10.47

Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan Nonqualified Stock Option Agreement (prior form). (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on November 18, 2004 (SEC file number reference 001-12552).)*

10.48

The Talbots, Inc. Directors Deferred Compensation Plan restated as of May 27, 2004. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 8, 2004 (SEC file number reference 001-12552).)*

10.49

The Talbots, Inc. Restated Directors Stock Plan as amended through March 5, 2005. (Incorporated by reference to the 2005 Proxy Statement (Exhibit A) filed on April 25, 2005 (SEC file number reference 001- 12552).)*

10.50

Form of The Talbots, Inc. Restated Directors Stock Plan Restricted Stock Unit Award Agreement (prior form). (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on March 9, 2005 (SEC file number reference 001-12552).)*

10.51

Form of The Talbots, Inc. Restated Directors Stock Plan Option Agreement (prior form). (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on June 1, 2005 (SEC file number reference 001-12552).)*

10.52

Form of The Talbots, Inc. Restated Directors Stock Plan Performance Accelerated Option Agreement. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on December 11, 2008.)*

10.53	Form of The Talbots, Inc. Restated Directors Stock Plan Option Agreement (prior form). (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.54	Director Compensation Arrangements, adopted April 16, 2010. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on June 8, 2010.)*

10.55

Form of The Talbots, Inc. Restated Directors Stock Plan Restricted Stock Unit Award Agreement. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on June 8, 2010.)*

10.56	Form of The Talbots, Inc. Restated Directors Stock Plan Option Agreement. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on June 8, 2010.)*

10.57

Form of The Talbots, Inc. Restated Directors Stock Plan Option Agreement for one-time stock option awards granted to newly-appointed or elected directors. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on June 8, 2010.)*

10.58

Employment Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 6, 2007, and Amendment No. 1, dated as of June 16, 2009, thereto. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 12, 2007; Amendment No. 1 incorporated by reference to the exhibit filed with the Current Report on Form 8-K filed on June 18, 2009.)*

10.59

Stock Option Agreement by and between The Talbots, Inc. and Trudy F. Sullivan, dated August 7, 2007. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 12, 2007.)*

10.60	Separation Agreement between The Talbots, Inc. and Trudy F. Sullivan, dated December 4, 2011. (Filed with this Form 10-K.)*

10.61	Offer Letter between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.62

Severance Agreement between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.63

Change in Control Agreement between The Talbots, Inc. and Michael Scarpa, dated December 4, 2008. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.64	Offer Letter between The Talbots, Inc. and Benedetta I. Casamento, dated March 6, 2009. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.65

Severance Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.66

Change in Control Agreement between The Talbots, Inc. and Benedetta I. Casamento, dated April 6, 2009. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.67

Offer Letter between The Talbots, Inc. and John Fiske, III, dated as of March 20, 2009, executed on September 20, 2009. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on December 10, 2009.)*

10.68

Severance Agreement between The Talbots, Inc. and John Fiske, III, dated as of March 20, 2009, executed on September 20, 2009. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on December 10, 2009.)*

10.69	Amendments to Compensation Arrangements of Richard T. O’Connell, Jr., effective April 30, 2009. (Incorporated by reference to the Current Report on Form 8-K filed on May 6, 2009.)*

10.70

Change in Control Agreement between The Talbots, Inc. and Richard T. O’Connell, Jr., dated November 11, 1993. (Filed with this Form 10-K; as originally filed with Change in Control Agreements between The Talbots, Inc. and certain officers of The Talbots, Inc. in the exhibits filed with the Current Reports on Forms 8-K dated April 26, 1994 and April 27, 1995 (SEC file number reference 001-12552).)*

10.71

Severance Agreement between The Talbots, Inc. and Richard T. O’Connell, Jr., effective as of April 30, 2009. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 10, 2009.)*

10.72	Offer Letter between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 10, 2008.)*

10.73

Change in Control Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.74

Severance Agreement between The Talbots, Inc. and Gregory I. Poole, dated June 5, 2008. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 10, 2008.)*

10.75	Offer Letter between The Talbots, Inc. and Michael Smaldone, dated December 13, 2007. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.76

Severance Agreement between The Talbots, Inc. and Michael Smaldone, dated December 17, 2007. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.77

Change in Control Agreement between The Talbots, Inc. and Michael Smaldone, dated December 17, 2007. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.78	Offer Letter between The Talbots, Inc. and Lori Wagner, dated February 19, 2008. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 17, 2008.)*

10.79

Change in Control Agreement between The Talbots, Inc. and Lori Wagner, dated March 31, 2008. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 17, 2008.)*

10.80	Severance Agreement between The Talbots, Inc. and Lori Wagner, dated March 31, 2008. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 17, 2008.)*

10.81

Offer Letter between The Talbots, Inc. and Lesli Gilbert, effective as of June 7, 2011. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 8, 2011.)*

10.82

Change in Control Agreement between The Talbots, Inc. and Lesli Gilbert, effective as of June 7, 2011. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 8, 2011.)*

10.83

Severance Agreement between The Talbots, Inc. and Lesli Gilbert, effective as of June 7, 2011. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on September 8, 2011.)*

10.84

Summary of The Talbots, Inc. Retiree Executive Medical / Dental Plan dated June 19, 2007. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on December 10, 2009.)*

10.85	Summary of financing incentive awards and operating performance incentive awards approved on February 25, 2010. (Incorporated by reference to the Current Report on Form 8-K filed on March 3, 2010.)*

10.86	The Talbots, Inc. Management Incentive Plan Performance Criteria for fiscal 2010. (Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-Q filed on June 8, 2010.)*

10.87

Form of 409A Letter Agreement, dated December 31, 2008, between The Talbots, Inc. and Richard T. O’Connell, Jr., John Fiske, III, Michael Smaldone, Lori Wagner, Basha Cohen and Gregory I. Poole. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on April 16, 2009.)*

10.88

Form of 409A Amendment Letter Agreements, dated November 18, 2010, between The Talbots, Inc. and Trudy Sullivan, Michael Scarpa, Richard T. O’Connell, Jr., Michael Smaldone, Gregory I. Poole, John Fiske, III, Lori Wagner, Benedetta I. Casamento and Bruce Prescott. (Incorporated by reference to the exhibits filed with the Annual Report on Form 10-K filed on March 30, 2011.)*

11.1	Incorporated by reference to Note 9, (Loss) Earnings Per Share, to the Consolidated Financial Statements included in this Annual Report.

21.1	List of Subsidiaries of The Talbots, Inc. (Filed with this Form 10-K.)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (Filed with this Form 10-K.)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of The Talbots, Inc., pursuant to Securities Exchange Act Rule 13a-14(a). (Filed with this Form 10-K.)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of The Talbots, Inc., pursuant to Securities Exchange Act Rule 13a-14(a). (Filed with this Form 10-K.)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of The Talbots, Inc. and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of The Talbots, Inc. (Filed with this Form 10-K.)

101.INS	XBRL Instance Document.¥

101.SCH	XBRL Schema Document.¥

101.CAL	XBRL Calculation Linkbase Document.¥

101.LAB	XBRL Labels Linkbase Document.¥

101.PRE	XBRL Presentation Linkbase Document.¥

101.DEF	XBRL Definition Linkbase Document.¥

*	Management contract and compensatory plan or arrangement.

¥

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Talbots, Inc.

Hingham, Massachusetts

We have audited the accompanying consolidated balance sheets of The Talbots, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Talbots, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

April 12, 2012

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands except per share data

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$1,141,250	$1,213,060	$1,235,632
Costs and expenses
Cost of sales, buying and occupancy	807,533	755,232	821,278
Selling, general and administrative	412,995	393,477	403,204
Restructuring charges	16,194	5,640	10,273
Impairment of store assets	6,223	1,420	1,351
Merger-related costs	885	25,855	8,216

Operating (loss) income	(102,580)	31,436	(8,690)
Interest
Interest expense	7,166	18,902	28,394
Interest income	56	75	271

Interest expense, net	7,110	18,827	28,123

(Loss) income before taxes	(109,690)	12,609	(36,813)
Income tax expense (benefit)	2,135	5,039	(11,505)

(Loss) income from continuing operations	(111,825)	7,570	(25,308)
(Loss) income from discontinued operations	(64)	3,245	(4,104)

Net (loss) income	$(111,889)	$10,815	$(29,412)

Basic (loss) earnings per share:
Continuing operations	$(1.62)	$0.11	$(0.47)
Discontinued operations	—	0.05	(0.08)

Net (loss) earnings	$(1.62)	$0.16	$(0.55)

Diluted (loss) earnings per share:
Continuing operations	$(1.62)	$0.11	$(0.47)
Discontinued operations	—	0.05	(0.08)

Net (loss) earnings	$(1.62)	$0.16	$(0.55)

Weighted average shares outstanding:
Basic	69,010	65,790	53,797

Diluted	69,010	66,844	53,797

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in thousands except share and per share data

	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,739	$10,181
Customer accounts receivable, net	141,902	145,472
Merchandise inventories	164,734	158,040
Deferred catalog costs	3,801	4,184
Prepaid and other current assets	26,234	33,235

Total current assets	345,410	351,112
Property and equipment, net	169,765	186,658
Goodwill	35,513	35,513
Trademarks	75,884	75,884
Other assets	17,610	19,349

Total Assets	$644,182	$668,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$99,272	$91,855
Trade payables financing	21,771	—
Accrued liabilities	132,685	137,824
Revolving credit facility	116,450	25,516

Total current liabilities	370,178	255,195
Deferred rent under lease commitments	75,410	93,440
Deferred income taxes	28,456	28,456
Other liabilities	154,163	107,839
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 authorized; 98,327,700 shares and 97,247,847 shares issued, respectively; and 70,466,307 shares and 70,261,905 shares outstanding, respectively	983	972
Additional paid-in capital	871,837	860,819
Retained deficit	(149,764)	(37,875)
Accumulated other comprehensive loss	(115,616)	(51,216)
Treasury stock, at cost: 27,861,393 shares and 26,985,942 shares, respectively	(591,465)	(589,114)

Total stockholders’ equity	15,975	183,586

Total Liabilities and Stockholders’ Equity	$644,182	$668,516

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(111,889)	$10,815	$(29,412)
(Loss) income from discontinued operations	(64)	3,245	(4,104)

(Loss) income from continuing operations	(111,825)	7,570	(25,308)
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	54,559	61,501	74,309
Stock-based compensation	10,499	14,461	6,423
Amortization of debt issuance costs	2,166	3,118	2,335
Impairment of store assets	6,223	1,420	1,351
Deferred rent	(16,760)	(13,480)	(11,559)
Gift card breakage loss (income)	122	(6,940)	—
Non-cash portion of gain on settlement of shareholder litigation	—	(1,045)	—
Deferred income taxes	—	—	(12,116)
(Gain) loss on disposal of property and equipment	(552)	110	223
Changes in assets and liabilities:
Customer accounts receivable	3,566	18,187	5,950
Merchandise inventories	(6,709)	(15,116)	64,311
Deferred catalog costs	383	2,501	(1,890)
Prepaid and other current assets	6,285	13,249	(9,257)
Due from related party	—	959	(583)
Income tax refundable	—	2,006	24,640
Accounts payable	6,681	(12,317)	(17,275)
Accrued liabilities	(2,481)	4,245	(14,016)
Other assets	144	(635)	(1,285)
Other liabilities	(17,599)	(25,656)	(5,066)

Net cash (used in) provided by operating activities	(65,298)	54,138	81,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(43,953)	(28,805)	(20,980)
Proceeds from disposal of property and equipment	629	15	61
Cash acquired in merger with BPW Acquisition Corp.	—	332,999	—

Net cash (used in) provided by investing activities	(43,324)	304,209	(20,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	1,856,600	1,651,638	—
Payments on revolving credit facility	(1,765,666)	(1,626,122)	—
Proceeds from related party borrowings	—	—	475,000
Payments on related party borrowings	—	(486,494)	(8,506)
Payments on long-term borrowings	—	—	(308,351)
Proceeds from working capital notes payable	—	—	8,000
Payments on working capital notes payable	—	—	(156,500)
Change in trade payables financing, net	21,771	—	—
Payment of debt issuance costs	(118)	(6,163)	(4,760)
Payment of equity issuance costs	—	(3,594)	—
Proceeds from warrants exercised	—	19,042	—
Proceeds from options exercised	95	752	—
Purchase of treasury stock	(2,351)	(2,030)	(556)

Net cash provided by (used in) financing activities	110,331	(452,971)	4,327

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(694)	607	503
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(2,457)	(8,577)	(34,110)
Investing activities	—	—	63,827
Effect of exchange rate changes on cash	—	—	23

	(2,457)	(8,577)	29,740

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,442)	(102,594)	94,838
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,181	112,775	16,551
DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	1,386

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,739	$10,181	$112,775

See notes to consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Amounts in thousands except share data

			Additional Paid-in Capital	Retained (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
	Common Stock
	Shares	Amount
BALANCE AT JANUARY 31, 2009	81,125,526	$811	$492,932	$(19,278)	$(67,079)	$(585,483)		$(178,097)
Common stock issued as stock awards	347,689	4	—	—	—	—		4
Compensation expense related to stock options	—	—	2,574	—	—	—		2,574
Compensation expense related to nonvested common stock awards	—	—	3,951	—	—	—		3,951
Purchase of 723,918 shares of vested and nonvested common stock awards	—	—	—	—	—	(556)		(556)
Comprehensive (loss) income:
Net loss	—	—	—	(29,412)	—	—	$(29,412)	(29,412)
Translation adjustment	—	—	—	—	895	—	895	895
Change in pension and postretirement plan liabilities, net of tax	—	—	—	—	15,005	—	15,005	15,005

Comprehensive loss							$(13,512)

BALANCE AT JANUARY 30, 2010	81,473,215	815	499,457	(48,690)	(51,179)	(586,039)		(185,636)
Merger and related BPW Transactions:
Issuance of common stock and warrants in merger with BPW	41,469,003	415	332,584	—	—	—		332,999
Issuance of warrants to repurchase and retire common stock held by AEON (U.S.A.)	(29,921,829)	(299)	299	—	—	—		—
Equity issuance costs	—	—	(3,594)	—	—	—		(3,594)
Extinguishment of related party debt	—	—	(1,706)	—	—	—		(1,706)
Tax expense on extinguishment of related party debt	—	—	(435)	—	—	—		(435)

Total merger-related	11,547,174	116	327,148	—	—	—		327,264
Exercise of Non-Tendered Warrants	2,538,946	25	19,017	—	—	—		19,042
Exercise of stock options	240,512	2	750					752
Stock-based compensation	1,448,000	14	14,447					14,461
Purchase of 337,869 shares of vested and nonvested common stock awards	—	—	—	—	—	(2,030)		(2,030)
Receipt of 175,000 shares of common stock on settlement of shareholder litigation	—	—	—	—	—	(1,045)		(1,045)
Comprehensive income (loss):
Net income	—	—	—	10,815	—	—	$10,815	10,815
Translation adjustment	—	—	—	—	725	—	725	725
Change in pension and postretirement plan liabilities	—	—	—	—	(762)	—	(762)	(762)

Comprehensive income							$10,778

BALANCE AT JANUARY 29, 2011	97,247,847	972	860,819	(37,875)	(51,216)	(589,114)		183,586
Exercise of stock options	40,167	1	94	—	—	—		95
Stock-based compensation	1,039,686	10	10,489	—	—	—		10,499
Purchase of 875,451 shares of vested and nonvested common stock awards	—	—	—	—	—	(2,351)		(2,351)
Change in tax estimate	—	—	435	—	—	—		435
Comprehensive loss:								—
Net loss	—	—	—	(111,889)	—	—	$(111,889)	(111,889)
Translation adjustment	—	—	—		(356)	—	(356)	(356)
Change in pension and postretirement plan liabilities	—	—	—	—	(64,044)	—	(64,044)	(64,044)

Comprehensive loss							$(176,289)

BALANCE AT JANUARY 28, 2012	98,327,700	$983	$871,837	$(149,764)	$(115,616)	$(591,465)		$15,975

See notes to consolidated financial statements.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

The Talbots, Inc. is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand through its 517 stores, its circulation of approximately 41.5 million catalogs in 2011 and online through its website, www.talbots.com. As used in this report, unless the context indicates otherwise, all references herein to the “Company” refer to The Talbots, Inc. and its wholly-owned subsidiaries.

2.    Summary of Significant Accounting Policies and Other Information

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

Fiscal Year — The Company conforms to the National Retail Federation’s fiscal calendar. The years ended January 28, 2012, January 29, 2011 and January 30, 2010 were 52-week reporting periods. References to “2011,” “2010” and “2009” are for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

Foreign Currency Adjustments — The functional currency of the Company’s foreign operations is the local currency. The translation of the local currency into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates in effect during the reporting period. Adjustments resulting from translation are included as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in selling, general and administrative.

Revenue Recognition — The Company recognizes revenue at the point-of-sale or, in the case of catalog, Internet, red-line or direct fulfill sales, upon estimated receipt by the customer. Amounts charged to customers for shipping and handling are included in net sales. The Company provides for estimated returns based on return history, current sales levels and projected future return levels. The Company does not include sales tax collected from its customers in net sales.

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selling, General and Administrative — Selling, general and administrative is comprised primarily of the costs of employee compensation and benefits in the selling and administrative support functions, catalog operation costs relating to catalog production, call center, advertising and marketing costs, the cost of the Company’s customer loyalty program, costs related to the Company’s management information systems and support, the costs and income associated with the Company’s credit card operations and costs associated with the Company’s warehouse operations including costs of receiving, inspecting and warehousing merchandise as well as the costs related to store distribution of merchandise. Warehouse operations costs in fiscal 2011, 2010 and 2009 were $16.7 million, $17.9 million and $20.2 million, respectively.

Gift Cards and Gift Card Breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. The Company’s gift cards do not have an expiration date. Prior to the fourth quarter of 2010, all unredeemed gift card proceeds were reflected as a liability until escheated in accordance with applicable laws. The Company only recognized income from the non-escheated portion of unredeemed gift cards after a period of time had passed subsequent to the filing of the corresponding escheatment, approximately equal to the statute of limitations for state audit of the escheated funds. During the fourth quarter of 2010, the Company identified a history of redemption and breakage patterns associated with its gift cards which supported a change in its estimate of the term over which the Company should recognize income on gift card breakage. Accordingly, beginning with the fourth quarter of 2010, the Company recognizes income from the breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company determines its gift card breakage rate based on historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. Breakage income is then recognized over the estimated average redemption period of redeemed gift cards, for those gift cards for which the likelihood of redemption is deemed to be remote and for the amount for which there is no legal obligation for the Company to remit the value of such unredeemed gift cards to any relevant jurisdictions. Gift card breakage income is recorded as other operating income and is classified as a reduction of selling, general and administrative in the consolidated statement of operations. In fiscal 2011 and 2010, the Company recognized gift card breakage (loss) income of ($0.1) million and $6.9 million, respectively, including a cumulative change in estimate of $6.3 million in fiscal 2010.

Finance Charge Income — Finance charge income includes interest and late fees on customer accounts receivable and is recorded as a reduction of selling, general and administrative.

Advertising — Advertising costs, including catalog, e-commerce, national print and television campaigns, retail signage and other promotional materials and the cost of free shipping offers, were $65.2 million, $58.9 million and $44.2 million in fiscal 2011, 2010 and 2009, respectively. The Company expenses media and production costs in the period in which the advertising first takes place, while catalog costs are amortized over the estimated productive selling life of the catalog, which is generally two to four months.

Stock-Based Compensation — The Company measures stock-based compensation based on the fair value of the stock-based compensation award at the date of grant. The Company recognizes stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Refer to Note 6, Stock-Based Compensation, for additional information regarding the measurement and recognition of expense related to the Company’s stock-based compensation awards.

Preopening Expenses — Non-capital expenditures, such as rent, advertising and payroll costs, incurred prior to the opening of a new store are charged to expense in the period in which they are incurred.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — The Company records deferred income taxes to recognize the effect of temporary differences between tax and financial statement reporting. The Company calculates the deferred taxes using enacted tax rates expected to be in place when the temporary differences are realized and records a valuation allowance to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carry forward periods available and other relevant factors. Changes in the required valuation allowance are recorded in the period that the determination is made. In fiscal 2008, the Company determined that it was more likely than not that the Company would not realize the benefits from its deferred tax assets and recorded a valuation allowance for substantially all of its net deferred tax assets, after considering sources of taxable income from reversing deferred tax liabilities. The Company has maintained a full valuation allowance against its net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, through fiscal 2011.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50.0% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The Company classifies its recorded uncertain tax positions as other liabilities in the consolidated balance sheets, unless expected to be resolved within one year. The Company classifies interest on uncertain tax positions in interest expense, interest income from income tax refunds in interest income and estimated penalties in selling, general and administrative in the consolidated statements of operations. Refer to Note 7, Income Taxes, for additional information regarding the Company’s income taxes.

Comprehensive (Loss) Income — The Company’s comprehensive (loss) income is comprised of reported net (loss) income plus the impact of changes in the cumulative translation adjustment, net of tax when applicable, and changes in the pension and postretirement plan liabilities, net of tax when applicable. Accumulated other comprehensive loss, which is a component of stockholders’ equity, is comprised of cumulative translation adjustments, net of taxes, and cumulative changes in the pension and postretirement plan liabilities, net of taxes, as detailed below.

	January 28, 2012	January 29, 2011
	(In thousands)
Cumulative translation adjustment, net of tax benefit of $0.2 million and $0.2 million, respectively	$139	$495
Pension and postretirement plan liabilities, net of tax benefit of $0.2 million and $0.2 million, respectively	(115,755)	(51,711)

Accumulated other comprehensive loss	$(115,616)	$(51,216)

The balance of accumulated other comprehensive loss that relates to pension and postretirement plan liabilities includes the effect of the Company’s valuation allowance as described in Note 7, Income Taxes.

(Loss) Earnings Per Share — Basic (loss) earnings per share is computed by dividing (loss) income available for common stockholders by the weighted average number of common shares outstanding. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating securities (the “two-class method”). The Company’s nonvested stock and director restricted stock units (“RSUs”) participate in any dividends declared by the Company and are therefore considered participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) earnings per share is computed after giving consideration to the dilutive effect of warrants, stock options and management RSUs that are outstanding during the period, except where such non-participating securities would be antidilutive. Refer to Note 9, (Loss) Earnings Per Share, for the Company’s calculation of (loss) earnings per share for the periods presented.

Fair Value Measurements — The Company classifies fair value based measurements on a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Refer to Note 10, Fair Value Measurements, for additional information regarding the Company’s application of fair value measurements.

Cash Equivalents — The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents, including the majority of payments due from credit card processors and banks for third party credit card and debit card transactions which are processed within one to five business days. Amounts due from credit card processors and banks for these transactions, classified as cash equivalents, totaled $4.4 million and $4.5 million at January 28, 2012 and January 29, 2011, respectively.

Customer Accounts Receivable, net — Customer accounts receivable are amounts due from customers as a result of customer purchases on the Talbots proprietary credit card and are reported net of an allowance for doubtful accounts. The Talbots credit card program is partially administered through and supported by Talbots Classics National Bank and Talbots Classics Finance Company, Inc., both wholly-owned subsidiaries of the Company. Before extending credit to a customer, the Company analyzes both the customer’s credit risk score as well as the customer’s estimated ability to pay. The Company evaluates the financial position of its Talbots credit cardholders on an ongoing basis, based on their recent credit risk scores. Collateral is not required as a condition of credit.

The allowance for doubtful accounts is maintained for estimated losses from the inability of Talbots credit cardholders to make required payments and is based on a calculation that includes a number of factors such as historical collection rates, a percentage of outstanding customer account balances, historical write-offs, write-off forecasts and recovery trends. Customer accounts receivable are deemed to be uncollectible either when they are contractually 180 days past due or when events or circumstances, such as customer bankruptcy, fraud or death, suggest that collection of the amounts due under the account is unlikely. Once an account is deemed to be uncollectible, the Company ceases to accrue interest on the balance and the balance is written off at the next cycle billing date. The Company ceases to accrue late fees on a balance once the balance reaches 120 days past due or in certain other financial circumstances. Only in rare circumstances does the Company resume accruing interest and late fees once an account has reached classification as uncollectible. In the event that payments are received on accounts deemed to be uncollectible, the payment is applied to the uncollectible balance and a recovery is recorded.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of credit risk with respect to customer accounts receivable is limited due to the large number of customers to whom the Company extends credit.

Merchandise Inventories — Inventories are stated at the lower of average cost or market using the retail inventory method on a FIFO (first-in, first-out) basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit margins are adjusted for estimated future markdowns on currently held past-season merchandise in advance of selling the marked-down merchandise. Estimated future markdowns are calculated based on information related to inventory levels, historical markdown trends and forecasted markdown levels. Certain distribution costs, warehousing costs and purchasing costs are capitalized in inventory. Additional reserves, including a provision for estimated merchandise inventory shrinkage, are regularly evaluated and recorded based on historical trends.

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Description	Years
Buildings	10-50
Fixtures and equipment	3-10
Software	3-7
Leasehold improvements	3-10 or term of lease, if shorter

Expenditures for new property and equipment and improvements to existing facilities are capitalized, while the cost of maintenance is charged to expense. The cost of property retired or otherwise disposed of, along with the corresponding accumulated depreciation, is eliminated from the related accounts, and the resulting gain or loss is reflected in the results of operations.

Long-lived Assets — The Company monitors the performance and productivity of its store portfolio and closes stores when appropriate. When it is determined that a store is underperforming or is likely to be closed, the Company reassesses the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. In assessing the recoverability of a store’s long-lived assets, the Company estimates the fair value of the store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results and management’s knowledge and expectations. These estimates are affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. The Company recorded impairments of store assets of $6.2 million, $1.4 million and $1.4 million in fiscal 2011, 2010 and 2009, respectively.

Goodwill and Indefinite-lived Trademarks — The Company tests its goodwill and trademarks for impairment at the reporting unit level on an annual basis on the first day of each fiscal year or more frequently if events or changes in circumstances indicate that these assets might not be recoverable. The Company concluded that it has two reporting units, stores and direct marketing, and that the balance of goodwill recorded relates entirely to the stores reporting unit. The trademarks are allocated between both reporting units with a carrying value of $64.5 million in the stores reporting unit and a carrying value of $11.4 million in the direct marketing reporting unit.

The Company determines the fair value of its goodwill using a combination of an income approach and market value approach which collectively contemplate its operating results and financial position, forecasted operating results, changes and expected changes to its store portfolio, industry trends, market uncertainty and comparable industry multiples. The income approach requires significant judgments and estimates to project future revenues

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses, changes in gross profit margins, cash flows and estimates of future capital expenditures for the reporting unit over a multi-year period, as well as to determine the weighted-average cost of capital to be used as a discount rate. The Company believes that the discount rate that it applies is consistent with the risks inherent in its business and with the retail industry. The market approach requires the application of industry multiples of operating performance which are derived from comparable publicly traded companies with operating characteristics similar to the stores reporting unit. The Company’s evaluation of goodwill inherently involves judgments as to assumptions used to project these amounts and the impact of market conditions on those assumptions. The Company’s estimates may differ from actual results due to, among other matters, economic conditions, changes to the Company’s business model or changes in the Company’s operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results. The Company performed an impairment test of goodwill as of January 29, 2012, January 30, 2011 and January 31, 2010. These tests did not indicate an impairment of the Company’s goodwill.

The Company determines the fair value of its trademarks using an income approach, specifically the relief-of-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the asset. This approach is dependent on a number of factors, including estimates of future sales, royalty rates of intellectual property, discount rates and other variables. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results. The Company performed an impairment test of its trademarks as of January 29, 2012, January 30, 2011 and January 31, 2010. These tests did not indicate an impairment of the Company’s trademarks.

Grantor Trust — The Company maintains an irrevocable grantor’s trust (the “Rabbi Trust”) to hold assets intended to fund benefit obligations under the Company’s supplemental retirement savings plan and deferred compensation plan. The assets held in the Rabbi Trust consist of money market investments and insurance policies, for which the Company is the owner and designated beneficiary, which are recorded at the cash surrender value. As of January 28, 2012 and January 29, 2011, the value of these assets was $12.6 million and $13.0 million, respectively, and is included in other assets in the consolidated balance sheets. The Company’s obligation related to the supplemental retirement savings plan and deferred compensation plan is included in other liabilities in the consolidated balance sheets unless the benefits are expected to be paid within the next twelve months, in which case the obligation is included in accrued liabilities. As of January 28, 2012 and January 29, 2011, the Company’s total obligation under these plans was $6.5 million and $7.4 million, of which $5.5 million and $6.6 million, respectively, was recorded in other liabilities and $1.0 million and $0.8 million, respectively, was recorded in accrued liabilities. In the event of a change in control, as defined in the plan document, amounts due under certain participant accounts in the deferred compensation plan are to be paid out in lump sum distributions in accordance with the terms of the plan document.

Customer Loyalty Program — The Company sponsors a customer loyalty program, referred to as the classic awards program, which rewards U.S. Talbots customers with “appreciation awards” based on reaching specified purchase levels. Appreciation awards are discounts that may be applied to future merchandise purchases and, for those appreciation awards earned through fiscal 2011, expire one year after issuance. Appreciation award expense is calculated and recognized at the time of the initial customer purchase based on purchase levels, actual awards issued and historical redemption rates and is included in selling, general and administrative in the consolidated statements of operations. The related liability is included in accrued liabilities in the consolidated balance sheets.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Retirement Plans — The Company recalculates the retirement plan obligations and related expense for its noncontributory defined benefit pension plan (the “Pension Plan”), two unfunded non-qualified supplemental executive retirement plans and postretirement medical plans annually at the end of its fiscal year. This calculation requires the application of significant assumptions and estimates including the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the expected long-term rate of return on assets held by the Pension Plan. These assumptions are reviewed annually based on available information.

The discount rates that the Company applies are based, in part, upon a discount rate modeling process which matches the future benefit payment stream to a discount curve yield for the plan. The discount rate is used, principally, to calculate the actuarial present value of the Company’s obligation and periodic expense attributable to the employee benefits plans. To the extent that the discount rate increases or decreases, the Company’s obligations are decreased or increased accordingly. The expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation and is based on an analysis which considers actual net returns for the Pension Plan since inception, Ibbotson Associates historical investment returns data for the three major classes of investments in which the plan invests (equity, debt and foreign securities) for the period since the Pension Plan’s inception and for the longer period commencing when the return data was first tracked and expectations of future market returns from outside sources for the three major classes of investments in which the plan invests. This rate is used primarily in estimating the expected return on plan assets component of the annual pension expense. To the extent that the actual rate of return on assets is less than or more than the assumed rate, that year’s annual pension expense is not affected. Rather, this loss or gain adjusts future pension expense over a period of approximately five years. Refer to Note 16, Benefit Plans, for additional information regarding the Company’s retirement plans and assumptions and estimates applied.

Supplemental Cash Flow Information — Interest paid in fiscal 2011, 2010 and 2009 was $10.9 million, $20.5 million and $18.2 million, respectively. Income taxes paid in fiscal 2011, 2010 and 2009 were $4.0 million, $7.3 million and $8.1 million, respectively. In fiscal 2011, the Company made additions to property and equipment of $4.6 million and recorded $0.5 million of deferred financing costs related to the execution of the Company’s term loan facility and the amendment to the Company’s revolving credit facility in February 2012 which remained unpaid and recorded in accounts payable and accrued liabilities as of January 28, 2012.

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220, Comprehensive Income, by requiring entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The items that must be reported in other comprehensive income were not changed. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by a component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-05, as amended by ASU 2011-12, will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. The Company is evaluating its presentation options under this ASU; however these changes are not expected to impact the consolidated financial statements other than the change in presentation.

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

3.    Recent Events and Management’s Plans

The Company’s results in fiscal 2011 reflect difficulties in improving net sales and the impact of aggressive promotional activity on gross profit margins. These difficulties have challenged the Company’s profitability and capital resources; and, as a result, the Company has begun to implement certain additional measures, aimed at improving profitability and maintaining flexibility in capital resources.

Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations and the Company’s external sources of credit under its debt facilities and credit extended from its vendors and sourcing agent and anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months. This expectation depends upon the Company’s future operating performance, the achievement of its operating plan and internal forecast, including the absence of any unforeseen cash requirements, expected borrowing availability, the continued credit and working capital support of the Company’s vendors and sourcing agent at existing levels and the absence of any significant deterioration in economic conditions. The ability to achieve the Company’s operating plan is based on a number of assumptions which involve significant judgment and estimate of future operating performance and credit availability which cannot be assured. Management will continue to monitor the Company’s performance and liquidity, and if management believes operating results will

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be below its expectations or if management determines at any time that it is appropriate or necessary to obtain additional liquidity, management will seek to take further steps intended to improve the Company’s financial position and liquidity, such as by modifying the operating plan, seeking to further reduce costs, adjusting cash spend and working capital, pursuing additional financing if available, seeking additional credit support or evaluating other alternatives or opportunities to obtain additional sources of liquidity, subject to the terms and conditions of the Company’s existing debt facilities. Management cannot assure that any of these actions would be sufficient or available or, if available, available on favorable terms. Refer to Note 14, Debt, Note 21, Subsequent Events, and Trade Payables Arrangement for additional information regarding the Company’s external sources of credit.

New Term Loan Agreement and Extension of Credit Facility

In February 2012, the Company entered into a new $75.0 million secured term loan facility (the “Term Loan”) and, concurrently, amended its existing revolving credit facility (the “Amended Credit Facility”). Refer to Note 21, Subsequent Events, for additional information on the Term Loan and Amended Credit Facility.

Exploration of Strategic Alternatives

In December 2011, the Company’s Board of Directors announced its plan to explore a full range of strategic alternatives to maximize value for Talbots stockholders. To assist in this endeavor, the Company has engaged a third party advisor.

Cost Reduction Initiative

In December 2011, the Company announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business by the end of fiscal 2012. With this initiative, the Company will seek to continue to improve its financial and capital flexibility, while focusing strategic reinvestment in those areas of the business that are expected to generate meaningful returns. Key components of this initiative include:

•	Lowering levels of projected marketing spend, including the suspension of national advertising and television campaigns in the near-term;

•

Exploring and implementing process efficiencies and structural streamlining across all areas of the business, including reducing corporate headcount by approximately 9.0% in December 2011 (Refer to Note 5, Restructuring) and

•

Implementing a store payroll rationalization program whereby the Company will seek to adjust the composition of its store workforce and reduce store payroll hours by managing to improved productivity standards, aided by a structural store headcount reduction (Refer to Note 5, Restructuring) and the implementation of a workforce management system.

In conjunction with these anticipated direct cost reductions, the Company announced a decrease in the level of planned capital expenditures for fiscal 2012 and is planning reductions in the level of merchandise inventory commitments in fiscal 2012 which should also contribute to lower levels of logistics, handling and shipping costs.

In addition to the components of the cost reduction initiative, in fiscal 2011 the Company began executing on its store rationalization plan, a program designed to increase the productivity of the Company’s store square footage by evaluating the Company’s store portfolio on a market-by-market basis and closing, consolidating or

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

downsizing certain selected locations. Refer to Note 5, Restructuring, for further information including key components of this plan and progress to-date.

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

Fees are calculated and payable monthly on amounts outstanding under this arrangement at a rate of 1.0% per month. Additional fees may be charged on amounts overdue under this arrangement at a rate of 2.0% per month, calculated on a daily basis. This arrangement became effective for amounts that are or became due beginning on September 1, 2011 and continued until February 29, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and its sourcing agent. This arrangement is subject to earlier suspension or earlier termination as provided in the arrangement, including any termination by the Company’s sourcing agent, in its discretion, upon 28 days notice at any time. In addition, the Company’s sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under the buying agency agreement for certain merchandise purchases, which may be suspended at the discretion of the sourcing agent.

As of January 28, 2012, $21.8 million of the Company’s accounts payable were extended under this arrangement, included as trade payables financing in the Company’s consolidated balance sheet, and the Company had outstanding letters of credit issued by its sourcing agent of $7.1 million. During fiscal 2011, the Company recorded $1.6 million of fees and interest under these arrangements, included in interest expense in the statement of operations.

On February 29, 2012, the Company and its sourcing agent agreed to extend the trade payables arrangement, under its existing terms and conditions, to August 31, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and its sourcing agent.

Stockholder Rights Plan

Effective August 1, 2011, the Company’s Board of Directors unanimously voted to adopt a stockholder rights plan, dated August 1, 2011, between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”) and directed the issuance and declared a dividend of one common share purchase right (a “Right” and, collectively, the “Rights”) for each outstanding share of common stock, par value of $0.01 per share, of the Company outstanding as of the close of business on August 12, 2011. Initially, no separate certificate representing the Rights will be issued.

Under the Rights Plan, the Rights would be distributed upon the earlier to occur of (i) the tenth business day following a public announcement indicating that a person or group of affiliated or assocated persons (an “Acquiring Person”) has acquired beneficial ownership of 10.0% or more of the Company’s outstanding common stock or such earlier date as a majority of the Board of Directors becomes aware of such acquisition or (ii) the tenth business day (or such later date as the Board of Directors may determine prior to such time as any person or

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

group becomes an Acquiring Person) following the commencement of, or first public announcement of an intention to commence, a tender or exchange offer the consummation of which would result in a person or group becoming the beneficial owner of 10.0% or more of the then outstanding common stock (the “Distribution Date”). The Rights are not exercisable until the Distribution Date. After the Distribution Date, each Right will entitle the holder to purchase from the Company one share of common stock at a purchase price of $24.00 per common share (the “Purchase Price”), subject to adjustment. Following the existence of an Acquiring Person, all Rights that are or were beneficially owned by any Acquiring Person will be null and void.

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

On August 1, 2021, the Rights Plan will terminate automatically and the Rights will expire, unless this date is amended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described in the agreement. The forgoing is a general summary and is qualified in its entirety by reference to the detailed terms and conditions set forth in the Rights Plan.

Until the Rights become exercisable, they will not have any impact on the Company’s outstanding shares.

4.    Merger with BPW Acquisition Corp. and Related Transactions

On April 7, 2010, the Company completed a series of transactions (collectively, the “BPW Transactions”) which, in the aggregate, substantially reduced its then indebtedness, consisting of three related transactions: (i) an Agreement and Plan of Merger between Talbots and BPW Acquisition Corp. (“BPW”) pursuant to which a wholly-owned subsidiary of the Company merged with and into BPW in exchange for the issuance of Talbots common stock and warrants to BPW stockholders; (ii) the repurchase and retirement of all shares of Talbots common stock held by AEON (U.S.A.), Inc. (“AEON (U.S.A.)”), the Company’s then majority shareholder, totaling 29.9 million shares; the issuance of warrants to purchase one million shares of Talbots common stock to AEON (U.S.A.) and the repayment of all of the Company’s outstanding debt with AEON Co., Ltd. (“AEON”) and AEON (U.S.A.) at its principal value plus accrued interest and other costs for total consideration of $488.2 million; and (iii) the execution of a third party senior secured revolving credit facility which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions.

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets received in the transaction, consisting solely of cash and cash equivalents, were $333.0 million, after payment of all prior BPW obligations. No goodwill or intangible assets were recorded in the transaction.

In connection with the merger, the Company issued 41.5 million shares of Talbots common stock and warrants to purchase 17.2 million shares of Talbots common stock (the “Talbots Warrants”) for 100% ownership of BPW. Approximately 3.5 million BPW warrants that did not participate in the warrant exchange offer (the “Non-Tendered Warrants”) remained outstanding at the closing of the merger. Additionally, in connection with the merger, the Company repurchased and retired the 29.9 million shares of Talbots common stock held by AEON (U.S.A.) in exchange for warrants to purchase one million shares of Talbots common stock (the “AEON Warrants”).

The Talbots Warrants are immediately exercisable at $14.85 per warrant for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 9, 2010, and, beginning after April 9, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $19.98 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. These warrants began trading on the NYSE Amex in April 2010. In the event of certain change-in-control transactions, as defined in the warrant agreement, the warrant agreement shall be amended to allow for remaining, outstanding warrants to be exercised in exchange for such securities or other property as would have been receivable by a common shareholder at the time of the transaction and certain other adjustments as described in the warrant agreement. Approximately 17.2 million Talbots Warrants were outstanding at January 28, 2012.

The Non-Tendered Warrants have an exercise price of $7.50 per warrant for 0.9853 share of Talbots common stock. Approximately 2.5 million Non-Tendered Warrants were exercised for total cash proceeds of $19.0 million immediately following the transaction. The 0.9 million Non-Tendered Warrants that remained outstanding at January 28, 2012 became exercisable one year from April 7, 2010, the effective date of the merger, do not have anti-dilution rights, were de-listed from the NYSE Amex concurrent with the merger and expire on February 26, 2015. In the event of certain change-in-control transactions, as defined in the warrant agreement, holders of any remaining, outstanding warrants shall have the right to exercise such warrants in exchange for such securities or other property as would have been receivable by a common shareholder at the time of the transaction or to receive in cash an amount equal to the excess, if any, of the fair value of the common stock receivable in the transaction over the exercise price of the warrant.

The AEON Warrants are immediately exercisable at $13.21 per share for one share of Talbots common stock, have a stated term of five years from the date of issuance, April 7, 2010, and, beginning after April 7, 2011, are subject to accelerated expiration under certain conditions including, at the Company’s discretion, if the trading value of Talbots common stock exceeds $23.12 per share for 20 of 30 consecutive trading days in a period ending not more than 15 days prior to notice of such acceleration. The warrants may be exercised on a cashless basis. In the event of certain change-in-control transactions, as defined in the warrant agreement, the warrant agreement shall be amended to allow for remaining, outstanding warrants to be exercised in exchange for such securities or other property as would have been receivable by a common shareholder at the time of the transaction and certain other adjustments as described in the warrant agreement. One million AEON Warrants were outstanding at January 28, 2012.

With the consummation and closing of the BPW merger, the Company repaid all outstanding AEON and AEON (U.S.A.) indebtedness on April 7, 2010 at its principal value plus accrued interest and other costs for total cash consideration of $488.2 million. As the AEON and AEON (U.S.A.) debt extinguishment transaction was between

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related parties, the difference between the carrying value and the repayment price was recorded as an equity transaction. Accordingly, the Company recorded no gain or loss on the extinguishment and the difference between the repayment price and the net carrying value, consisting of $1.7 million of unamortized deferred financing costs, was recorded to additional paid-in capital.

Further in connection with the consummation and closing of the BPW merger, the Company executed a senior secured revolving credit agreement with third party lenders which provides borrowing capacity up to $200.0 million, subject to availability and satisfaction of all borrowing conditions. Refer to Note 14, Debt, for further information including key terms of this credit agreement.

Merger-related costs are those expenses incurred in order to effect the merger, including advisory, legal, accounting, valuation, and other professional or consulting fees as well as certain general and administrative costs incurred by the Company as a direct result of the closing of the BPW Transactions, including an incentive award given to certain executives and members of management, contingent upon the successful closing of the BPW Transactions. The incentive portion of merger-related costs was awarded in restricted stock units and cash for efforts related to the closing of the BPW Transactions. The cash bonus awarded was paid in the first quarter of 2010 in connection with the consummation of the BPW Transactions. The restricted stock units awarded cliff vested 12 months from the completion of the BPW Transactions. Legal expenses classified as merger-related costs include both those costs incurred to execute the merger as well as those costs incurred related to the subsequent merger-related legal proceedings. In the fourth quarter of 2010, the Company entered into a settlement agreement related to such a proceeding under which the Company received $3.7 million in cash and the return of 175,000 common shares from Perella Weinberg Partners LP, valued at $1.0 million on the date that the shares were legally transferred back to the Company, and paid $2.1 million in fees and expenses to the plaintiff’s counsel. The net gain of $2.7 million has also been included in merger-related costs. Other costs primarily include printing and mailing expenses related to proxy solicitation and incremental insurance expenses related to the transactions.

The Company recorded total merger-related costs of $35.0 million, of which $0.9 million, $25.9 million and $8.2 million were expensed in fiscal 2011, 2010 and 2009, respectively. Approximately $7.7 million of costs incurred in connection with the execution of the senior secured revolving credit facility were recorded as deferred financing costs and included in other assets in the consolidated balance sheet. These costs were being amortized to interest expense over the three and one-half year life of the facility. Approximately $3.6 million of costs incurred in connection with the registration and issuance of the common stock and warrants were recorded to additional paid-in capital. As a result of the BPW Transactions, the Company became subject to annual limitations on the use of its existing net operating losses (“NOLs”). Refer to Note 7, Income Taxes, for additional information regarding these limitations.

Details of the merger-related costs recorded in fiscal years 2011, 2010 and 2009 are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Investment banking	$—	$14,255	$4,941
Accounting and legal	—	6,071	2,598
Financing incentive compensation	885	6,686	—
Net gain on settlement of shareholder litigation	—	(2,695)	—
Other costs	—	1,538	677

Total merger-related costs	$885	$25,855	$8,216

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended
	January 29, 2011
	Actual	Pro Forma
	(In thousands, except per share data)
Net sales	$1,213,060	$1,213,060
Operating income	31,436	24,564
Income from continuing operations	7,570	5,958
Earnings per share — continuing operations:
Basic	$0.11	$0.09
Diluted	$0.11	$0.08
Weighted average shares outstanding:
Basic	65,790	67,884
Diluted	66,844	68,938

Based on the nature of the BPW entity, there was no revenue or earnings associated with BPW included in the consolidated statements of operations.

5.    Restructuring

Over the past three years, in response to declines in the U.S. and global economy and the evolving landscape of the U.S. retail market, management has implemented a series of restructuring actions in areas targeted to reduce costs, streamline the organization and improve productivity, while continuing to redefine the brand and make product improvements. The actions taken during the periods presented primarily include reductions in headcount and leased office and retail space.

Restructuring actions during fiscal 2011, 2010 and 2009 include the following:

•	In February 2009, the Company reduced its corporate headcount by 17%, or 370 positions.

•	In June 2009, the Company reduced its corporate headcount by an additional 20%, including the elimination of open positions.

•	In August 2009, the Company reorganized its global sourcing activities, closing its Hong Kong and India sourcing offices and reducing its corporate sourcing headcount.

•

In March 2010, the Company consolidated its Madison Avenue, New York flagship location in which it reduced active leased floor space and wrote down certain assets and leasehold improvements no longer used in the redesigned lay-out. In fiscal 2011, the Company updated its estimate of the expected lease exit costs associated with this action, recording an additional $0.6 million in restructuring charges.

•

In March 2011, the Company announced the acceleration of its store rationalization plan, a program designed to increase the productivity of the Company’s store square footage by evaluating the Company’s store portfolio on a market-by-market basis and closing, consolidating or downsizing certain selected locations. This evaluation includes consideration of factors such as overall size of each market, current

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance and growth potential of each store and market and available lease expirations, lease renewals and other lease termination opportunities. As a result of this evaluation, the Company identified approximately 110 locations, including full stores and attached store concepts, for closure, including 15 to 20 locations as consolidation or downsizing opportunities. The Company has adopted a staged approach to closing, consolidating and downsizing these locations to best match its existing lease opportunities with the majority of the locations closed in fiscal 2011 and the remaining locations expected to close throughout fiscal 2012 and into fiscal 2013. The scope and timing of closures, consolidations and downsizings under this plan remain dynamic as the Company continues to perform on-going evaluations of its portfolio and continues the process of negotiating acceptable termination arrangements with associated third parties. The Company expects to record total non-recurring restructuring charges of approximately $14.0 million related to this plan and, through January 28, 2012 has incurred $9.7 million in related charges and closed 82 locations, including 69 full stores.

•	In December 2011, the Company reduced its corporate headcount by 9.0%, or 105 positions, recording $3.7 million in severance costs in fiscal 2011.

•

In January 2012, the Company approved a plan to reduce the headcount of its stores by 5.9% or 437 positions recording $2.2 million in severance costs in fiscal 2011. This reduction, intended to reform the structure and improve the productivity of the Company’s stores, was completed in March 2012.

In connection with these actions, the Company incurred restructuring charges of $16.2 million, $5.6 million and $10.3 million during fiscal years 2011, 2010 and 2009, respectively.

The following is a summary of restructuring activity and related liability balances in fiscal years 2011, 2010 and 2009:

	Corporate - Wide Strategic Initiatives
	Severance	Lease-Related	Consulting	Total
	(In thousands)
Balance at January 31, 2009	$10,882	$—	$—	$10,882
Charges	7,865	2,247	161	10,273
Cash payments	(16,497)	(835)	(148)	(17,480)
Non-cash items	839	(641)	—	198

Balance at January 30, 2010	3,089	771	13	3,873
Charges	1,427	4,213	—	5,640
Cash payments	(4,327)	(1,159)	(13)	(5,499)
Non-cash items	26	(44)	—	(18)

Balance at January 29, 2011	215	3,781	—	3,996
Charges	8,282	7,912	—	16,194
Cash payments	(2,939)	(4,719)	—	(7,658)
Non-cash items	288	—	—	288

Balance at January 28, 2012	$5,846	$6,974	$—	$12,820

The non-cash items primarily consist of changes to stock-based compensation expense related to terminated employees, the write-off of certain leasehold improvements and lease liability adjustments. Of the $12.8 million in restructuring liabilities at January 28, 2012, $9.8 million, expected to be paid within the next twelve months, is

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in accrued liabilities and the remaining $3.0 million, expected to be paid thereafter through 2014, is included in deferred rent under lease commitments.

6.    Stock-Based Compensation

2003 Executive Stock Based Incentive Plan, as amended

The 2003 Executive Stock Based Incentive Plan, as amended (the “2003 Plan”) provides for grants of stock options, nonvested stock awards, restricted stock units (“RSUs”) and other share-based awards to certain key members of management.

Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, generally vest over a three-year period at each anniversary date and expire no later than ten years from the grant date. Holders of stock options have no voting rights and are not entitled to dividends or dividend equivalents. In the event of a change in control, as defined in the 2003 Plan, all outstanding stock options awarded under the 2003 Plan would become fully vested and immediately exercisable.

Holders of nonvested stock awards have voting rights and are entitled to dividends equivalent to those paid on the Company’s common stock, when and if declared. Upon the grant of nonvested stock, the recipient, or the Company on the recipient’s behalf, is required to pay the par value of $0.01 per share. If the recipient terminates employment prior to the vesting date, the nonvested stock awards are generally forfeited to the Company, at the Company’s election, through the repurchase of the shares at the $0.01 per share par value. Most shares of nonvested stock are time vested and generally vest between two and four years. In the event of a change in control, as defined in the 2003 Plan, all unvested nonvested stock awards granted under the 2003 Plan prior to January 28, 2012 would automatically vest.

In connection with the execution of the BPW Transactions, the Company awarded a one-time RSU grant to certain key members of management. These RSUs vested on April 7, 2011, one year from the date of the execution of the merger, April 7, 2010.

The Company has reserved 9,500,000 shares of common stock under the 2003 Plan for issuance. Any authorized but unissued shares of common stock available for future awards under the Company’s previous 1993 Executive Stock Based Incentive Plan were added to the 2003 Plan together with any shares under outstanding awards under the 1993 Plan which are forfeited, settled in cash, expired, cancelled or otherwise become available to the Company. At January 28, 2012, there were 5,873,328 shares available for future grant under the 2003 Plan.

Restated Directors Stock Plan, as amended

The Company’s Restated Directors Stock Plan, as amended (the “Directors Plan”) provides for grants of stock options and restricted stock units (“RSUs”) to non-management members of the Company’s Board of Directors.

During fiscal 2011, 2010 and 2009, the Company granted 58,000, 74,985 and 21,000 stock options, respectively, to non-management directors. These stock option awards were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over a three-year period at each anniversary date and expire no later than ten years from the grant date. The 2008 stock option awards were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest on the last day of fiscal 2012 and expire no later than ten years from the date of grant. In the event of the

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurrence of certain change in control transactions, as defined in the Directors Plan, all outstanding stock options awarded under the Directors Plan would become fully vested and immediately exercisable.

During fiscal 2011, 2010 and 2009, the Company granted 41,805, 18,410 and 28,000 RSUs, respectively, to non-management directors. These RSUs generally vest over one year and may be mandatorily or electively deferred, in which case the RSUs will be issued as common stock to the holder upon departing from the Board but not before vesting. If the RSUs are not deferred, the RSUs are issued as common stock upon vesting. Holders of RSUs are entitled to dividends equivalent to those paid on common stock, when and if declared, but have no voting rights. In the event of the occurrence of certain change in control transactions, as defined in the Directors Plan, all unvested RSUs awarded under the Directors Plan would automatically vest.

The number of shares reserved for issuance under the Directors Plan is 1,060,000. At January 28, 2012, 267,316 shares were available for future grant.

The Company intends to issue shares upon exercises of stock options and future issuances of share-based awards from its unissued reserved shares under its 2003 Plan and Directors Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense related to stock options, nonvested stock awards and RSUs was $10.5 million, $14.5 million and $6.4 million in fiscal 2011, 2010 and 2009, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Cost of sales, buying and occupancy	$1,209	$800	$692
Selling, general and administrative	8,693	9,341	6,570
Restructuring charges	(288)	(26)	(839)
Merger-related costs	885	4,346	—

Total	$10,499	$14,461	$6,423

In the fourth quarter of 2011, the Company recorded $2.3 million in stock-based compensation expense which was originally projected to be recognized over a weighted average remaining period of 1.8 years, related to the vesting provisions of the Chief Executive Officer’s equity awards in connection with her planned retirement, announced in December 2011. Due to greater than expected terminations, the Company revised its forfeiture rates in fiscal 2009 and recognized a reduction in stock-based compensation expense of $2.1 million.

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards on the date of grant. Key assumptions used to apply this pricing model are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Risk-free interest rate	2.8%	3.1%	2.0%
Expected life of options	6.9 years	6.8 years	4.8 years
Expected volatility of underlying stock	81.5%	79.7%	83.9%
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate represents the implied yield available on U.S. Treasury zero-coupon bond issues with a term approximately equal to the expected life of the option. The expected life of the option is calculated based on the Company’s historical experience for a corresponding population of option awards. The expected volatility is calculated based on the Company’s historical volatility over a period that matches the expected life of the option. The expected dividend yield of 0.0% is reflective of the Company’s decision in February 2009 to indefinitely suspend its quarterly dividend. In determining the assumptions to be used, when the Company has relied on historical data or trends, the Company has also considered, if applicable, any expected future trends that could differ from historical results and has modified its assumptions as applicable.

The following is a summary of stock option activity for fiscal year 2011:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 29, 2011	7,115,641	$25.17
Granted	1,422,570	5.62
Exercised	(40,167)	2.36
Forfeited or expired	(3,362,807)	30.59

Outstanding at January 28, 2012	5,135,237	$16.39	4.9	$982

Exercisable at January 28, 2012	3,492,893	$21.46	3.2	$681

During fiscal 2011, 2010 and 2009, the Company granted 1,422,570, 92,385 and 1,784,500 stock options, respectively, with a weighted average grant date fair value per option of $4.17, $10.40 and $1.75, respectively. The total grant date fair value of options that vested during fiscal 2011, 2010 and 2009 was $1.3 million, $2.7 million and $3.4 million, respectively. The aggregate intrinsic value of stock options exercised was insignificant during fiscal 2011 and $1.9 million during fiscal 2010. There were no stock options exercised during fiscal 2009.

As of January 28, 2012, there was $2.8 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average period of 2.0 years.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Stock Awards and RSUs

The fair value of nonvested stock awards and RSUs is based on the closing market price of the Company’s common stock on the date of grant.

The following is a summary of nonvested stock awards and RSU activity for fiscal year 2011:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 29, 2011	2,367,214	$11.34
Granted	684,769	5.62
Vested	(1,178,218)	11.58
Forfeited	(454,679)	7.97

Nonvested at January 28, 2012	1,419,086	$9.44

During fiscal years 2011, 2010 and 2009, the Company granted 684,769, 1,789,701 and 369,689 shares of nonvested stock and RSUs with a weighted average grant date fair value per share of $5.62, $11.63 and $3.04, respectively. The intrinsic value of nonvested stock awards and RSUs that vested during fiscal years 2011, 2010 and 2009 was $4.0 million, $5.9 million and $1.8 million, respectively.

As of January 28, 2012, there was $4.8 million of unrecognized compensation cost related to nonvested stock awards and RSUs that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.4 years.

7.    Income Taxes

The components of (loss) income before taxes for fiscal 2011, 2010 and 2009 are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Domestic	$(106,573)	$12,625	$(35,089)
Foreign	(3,117)	(16)	(1,724)

(Loss) income before taxes	$(109,690)	$12,609	$(36,813)

Income tax expense (benefit) for fiscal 2011, 2010 and 2009 consists of the following:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Current expense (benefit):
Federal	$—	$—	$(2,006)
State	2,159	3,856	4,665
Foreign	(24)	26	(2,308)

Total current expense	2,135	3,882	351

Deferred expense (benefit):
Federal	—	1,012	(10,543)
State	—	145	(1,313)

Total deferred expense (benefit)	—	1,157	(11,856)

Income tax expense (benefit)	$2,135	$5,039	$(11,505)

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax (benefit) expense at the federal statutory income tax rate to the income tax expense (benefit) at the Company’s effective income tax rate is as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Tax at federal statutory rate	$(38,392)	$4,413	$(12,885)
Adjustments resulting from:
State income taxes, net of federal tax benefit	2,159	1,448	3,402
Foreign tax	(24)	32	(1,704)
Valuation allowance	37,209	(9,952)	6,447
Employment related obligations	1,266	1,081	1,354
Merger-related costs	—	6,972	2,800
Intraperiod tax allocation from other comprehensive income	—	1,157	(10,500)
Other	(83)	(112)	(419)

Income tax expense (benefit)	$2,135	$5,039	$(11,505)

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities)

Net deferred tax assets (liabilities) recognized in the Company’s consolidated balance sheets consist of the following:

	January 28, 2012	January 29, 2011
	(In thousands)
Deferred tax assets:
Restructuring charges	$—	$1,405
Bad debts	800	1,760
Depreciation and amortization	6,242	—
Stock-based compensation	9,628	13,138
Charitable contribution carryforward	3,825	5,877
Net operating loss carryforwards	112,501	42,982
Merchandise inventories	4,578	4,508
Accrued vacation pay	19	26
Accrued expenses	13,539	11,904
Deferred rent	11,896	14,614
Lease commitments	18,095	22,816
Deferred compensation	2,718	2,942
Pension and postretirement liabilities	50,056	29,238
Deferred unrecognized tax benefits	18,667	21,773
Other	9,189	6,208

Total deferred tax assets	261,753	179,191

Deferred tax liabilities:
Restructuring charges	(114)	—
Depreciation and amortization	—	(2,938)
Prepaid costs	(2,223)	(2,187)
Identifiable intangibles	(28,456)	(28,456)

Total deferred tax liabilities	(30,793)	(33,581)

Less: Valuation allowance	(259,416)	(174,066)

Net deferred tax liability	$(28,456)	$(28,456)

In 2008, the Company concluded there was insufficient positive evidence that all of its deferred tax assets would be realized in the future and, accordingly, the Company recorded a valuation allowance against its net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles. In subsequent years, through fiscal 2011, the Company continued to evaluate the expected recoverability of its net deferred tax assets and determined that there continued to be insufficient positive evidence to support their recovery, concluding it is more likely than not that its net deferred tax assets would not be realized in the future. The sources of income considered in analyzing the expected recovery of the Company’s net deferred tax assets, for purposes of determining the valuation allowance, exclude deferred tax liabilities related to the Talbots brand trademarks. As of January 28, 2012 and January 29, 2011, the Company provided valuation allowances of $259.4 million and $174.1 million, respectively for its net deferred tax assets.

As of January 28, 2012, the Company has approximately $274.4 million of gross domestic net operating loss carryforwards that are available to reduce future taxable income. The federal, state and foreign tax effected net

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss was approximately $95.3 million, $16.2 million and $1.0 million, respectively. The utilization of the Company’s NOLs is subject to limitation under Section 382 of the Internal Revenue Code which imposes limitations on the use of a company’s net operating losses following certain, defined levels of ownership change. It was determined that an ownership change, as defined in Section 382, occurred in fiscal 2010 as a result of the BPW Transactions and, consequently, the Company’s utilization of $75.3 million of pre-ownership change gross net operating loss carryforwards will be limited. The annual limitation is estimated to be $30.1 million based on the fair market value of the Company immediately before the ownership change. The Company had a “net unrealized built-in gain” as of the ownership change. Accordingly, any built-in gains recognized during the five year period beginning on the date of the ownership change (up to the amount of the original net unrealized built-in gain) will increase the annual limitation under Section 382 in the year recognized. Pursuant to Section 382, subsequent ownership changes could further limit this amount. Refer to Note 4, Merger with BPW Acquisition Corp. and Related Transactions, for further information regarding this transaction.

The gross net operating loss carryforwards do not include approximately $3.0 million of excess tax benefits from the exercises of employee stock options that are a component of net operating losses. Total stockholders’ equity would be increased by approximately $1.2 million if and when any such excess tax benefits are ultimately realized. The net operating loss carryforwards for federal income tax purposes will expire in 2028 through 2032. The state net operating loss carryforwards will expire in 2013 through 2032. In addition, the Company has charitable contribution carryforwards that begin to expire in 2013.

Uncertain tax positions

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Unrecognized tax benefits, beginning of year	$51,920	$35,030	$38,520
Gross increases — tax positions of prior periods	1,714	5,454	7,666
Gross decreases — tax positions of prior periods	(20,152)	(7,310)	(1,946)
Gross increases — tax positions of current periods	—	20,025	293
Settlements with taxing authorities	(10,118)	(836)	(7,979)
Lapse of statute of limitations	—	(443)	(1,524)

Unrecognized tax benefits, end of year	$23,364	$51,920	$35,030

The Company had gross unrecognized tax benefits of $23.4 million, $51.9 million and $35.0 million as of January 28, 2012, January 29, 2011 and January 30, 2010, respectively, of which $17.1 million, $25.6 million and $25.7 million, respectively, if recognized, would impact the effective income tax rate. The Company had accrued $13.9 million and $23.2 million of tax-related interest and $1.1 million and $1.8 million of tax-related penalties as of January 28, 2012 and January 29, 2011, respectively. During fiscal 2011, 2010 and 2009, the Company recorded tax-related interest (benefit) expense of ($1.4) million, $6.0 million and $1.9 million, respectively, and reversals of tax-related penalty expense of $0.7 million, $0.8 million and $1.6 million, respectively. As a result of the BPW Transactions, in fiscal 2010 the Company recorded an increase in its unrecognized tax benefits of approximately $20.0 million that reduced a portion of the Company’s net deferred tax assets before consideration of any valuation allowance. The Company submitted a Private Letter Ruling request related to this tax position during fiscal 2010 which was granted in fiscal 2011. As a result of this favorable outcome, the Company recorded a decrease in its unrecognized tax benefits of approximately $20.0

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million in fiscal 2011 which increased the Company’s net deferred tax assets before consideration of any valuation allowance.

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

On July 2, 2009, the Company completed the sale of the J. Jill business for net proceeds of $64.3 million, pursuant to which Jill Acquisition LLC (the “Purchaser”) agreed to acquire and assume certain assets and liabilities relating to the J. Jill business, including acquiring 205 of the 280 J. Jill stores held at the time of purchase and executing a sublease with the Company for a portion of the Quincy, Massachusetts office space previously used for the J. Jill business. The 75 J. Jill stores that were not sold were closed. As of January 28, 2012, the Company had settled the lease liabilities of 74 of the 75 stores not acquired by the Purchaser as well as a portion of the vacant Quincy office space.

At the time of closing or vacating leased spaces associated with discontinued operations, the Company records estimated lease termination costs which include the discounted effects of future minimum lease payments from the date of closure to the end of the remaining lease term, net of estimated sublease income that could be reasonably obtained for the properties, or through lease termination settlements. As of January 28, 2012, the Company had recorded lease liabilities for the one remaining lease of a former J. Jill store, the remaining portion of the Quincy office space and five remaining leases for former Talbots Kids and Mens stores that have not been assigned or settled. The Company remains contingently liable for obligations and liabilities transferred to certain third parties, including the remaining 197 J. Jill leases of the 205 J. Jill leases originally assigned to the Purchaser as well as certain assigned leases related to the closed Talbots Mens and U.K. businesses, and has recorded a liability of estimated exposure related to these contingent lease liabilities. The Company records adjustments to its estimated lease liabilities when new information suggests that actual costs may vary from initial or previous estimates, resulting in changes to the (loss) income from discontinued operations. Total cash expenditures related to any of these lease liabilities will depend on either the performance under the assigned leases by third parties or outcome of negotiations with third parties. As a result, actual costs related to these leases may vary from current estimates, and management’s assumptions and projections may continue to change. Refer to Note 17, Commitments and Contingencies, for further discussion of the lease liabilities of discontinued operations.

At January 29, 2011, the Company had remaining recorded lease-related liabilities from discontinued operations of $6.3 million. During fiscal 2011, the Company made cash payments of approximately $2.7 million and recorded additional net expense related to lease liability adjustments of $1.5 million, resulting in a total estimated remaining recorded liability of $5.1 million as of January 28, 2012. Of this $5.1 million liability, $2.3 million,

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be paid within the next twelve months, is included in accrued liabilities, and the remaining $2.8 million, expected to be paid thereafter through 2019, is included in deferred rent under lease commitments.

The $0.1 million loss from discontinued operations recorded in fiscal 2011 includes on-going lease and other liability adjustments related to the J. Jill, Talbots Kids, Mens and U.K. businesses, offset by favorable adjustments to other assets and lease liabilities including the first quarter of 2011 settlement of one of the two remaining J. Jill store leases not assumed by the Purchaser in the sale of J. Jill.

The $3.2 million income from discontinued operations recorded in fiscal 2010 includes $2.4 million of favorable adjustments to estimated J. Jill lease liabilities, due to the settlement of a portion of the vacant Quincy office space and four J. Jill store leases not assumed by the Purchaser in the sale of J. Jill; approximately $0.9 million of favorable adjustments to other assets and $0.4 million of favorable adjustments to estimated J. Jill sales tax liabilities, partially offset by $0.5 million of adjustments to and accretion of existing lease and other liabilities related to the J. Jill, Talbots Kids and Mens businesses.

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

9.    (Loss) Earnings Per Share

As described in Note 2, Summary of Significant Accounting Policies and Other Information, the Company computes basic and diluted (loss) earnings per share using a methodology which gives affect to the impact of outstanding participating securities (the “two-class method”).

Basic and diluted (loss) earnings per share from continuing operations were computed as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except per share data)
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(111,825)	$7,570	$(25,308)
Less: income associated with participating securities	—	223	—

(Loss) income available for common stockholders	$(111,825)	$7,347	$(25,308)

Weighted average shares outstanding	69,010	65,790	53,797
Basic (loss) earnings per share — continuing operations	$(1.62)	$0.11	$(0.47)

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except per share data)
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(111,825)	$7,570	$(25,308)
Less: income associated with participating securities	—	219	—

(Loss) income available for common stockholders	$(111,825)	$7,351	$(25,308)

Weighted average shares outstanding	69,010	65,790	53,797
Effect of dilutive securities	—	1,054	—

Diluted weighted average shares outstanding	69,010	66,844	53,797

Diluted (loss) earnings per share — continuing operations	$(1.62)	$0.11	$(0.47)

The following common stock equivalents were excluded from the calculation of (loss) earnings per share because their inclusion would have been anti-dilutive:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Nonvested stock	1,321	—	1,201
Nonvested director RSUs	42	—	28
Stock options	5,135	5,863	10,409
Warrants	19,152	18,243	—

	25,650	24,106	11,638

10.	Fair Value Measurements

As discussed in Note 2, Summary of Significant Accounting Policies and Other Information, the Company classifies fair value based measurements on a three-level hierarchy that prioritizes the inputs used to measure fair value.

The Company’s financial instruments at January 28, 2012 and January 29, 2011 consisted primarily of cash and cash equivalents, customer accounts receivable, investments in the Company’s irrevocable grantor’s trust (the “Rabbi Trust”) that holds assets intended to fund benefit obligations under the Company’s Supplemental Retirement Savings Plan and Deferred Compensation Plan, accounts payable, trade payables financing and its revolving credit facility. The Company believes the carrying value of its cash and cash equivalents, customer accounts receivable and accounts payable approximates the fair value due to the short-term nature of these instruments. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 measurements) and are not significant to the total value of the Rabbi Trust. The investments in life insurance policies held in the Rabbi Trust are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value measurement. The Company believes that the carrying value of its trade payables financing approximates the fair value at January 28, 2012 as the interest rate on this short-term instrument was set on September 1, 2011. Additionally, the Company believes that the carrying value of its revolving credit facility approximates the fair value at January 28, 2012 and January 29, 2011 as the interest rates are market-based variable rates and were re-set with the third party lenders

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the third quarter of 2010 and subsequent to January 28, 2012, on February 16, 2012, at equivalent market-based variable rates with interest rate margins that are not significantly different than the effective interest rate margins at January 28, 2012 and January 29, 2011. Refer to Note 21, Subsequent Events, for additional information regarding the amendment to the revolving credit facility in February 2012.

As discussed in Note 2, Summary of Significant Accounting Policies and Other Information, the Company monitors the performance and productivity of its store portfolio and closes stores when appropriate. When it is determined that a store is underperforming or is likely to be closed, the Company reassesses the recoverability of the store’s long-lived assets, which in some cases results in an impairment charge. In fiscal 2011 and 2010, the Company performed impairment analyses on the assets of certain stores, triggered by actions under the Company’s store rationalization plan, reviews of the stores’ operating results and the Company’s expectation to close certain store locations.

The following tables summarize the non-financial assets that were measured at fair value on a non-recurring basis in performing these analyses for the fiscal years ended January 28, 2012 and January 29, 2011:

		Fair Value Measurements Using
	Total	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs Other than Quoted Market Prices (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Store Assets, Fiscal Year Ended January 28, 2012
	(In thousands)
Long-lived assets held and used	$2,175	$—	$—	$2,175	$6,223

Total	$2,175	$—	$—	$2,175	$6,223

		Fair Value Measurements Using
	Total	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs Other than Quoted Market Prices (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Store Assets, Fiscal Year Ended January 29, 2011
	(In thousands)
Long-lived assets held and used	$1,904	$—	$—	$1,904	$1,420

Total	$1,904	$—	$—	$1,904	$1,420

Refer also to Note 16, Benefit Plans, for information regarding the fair value of the Company’s Pension Plan assets.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Customer Accounts Receivable, net

Customer accounts receivable, net are as follows:

	January 28, 2012	January 29, 2011
	(In thousands)
Customer accounts receivable	$143,902	$149,872
Less: allowance for doubtful accounts	(2,000)	(4,400)

Customer accounts receivable, net	$141,902	$145,472

As described in Note 2, Summary of Significant Accounting Policies and Other Information, the allowance for doubtful accounts is based on a calculation that includes a number of factors such as historical collection rates, a percentage of outstanding customer account balances, historical write-offs and write-off forecasts. In the third quarter of 2011, the Company refined its approach to estimating its allowance for doubtful accounts by giving more weight to recent write-off and recovery trends. This adjustment, which management believes more closely aligns the balance of the allowance for doubtful accounts with its best estimate of customer accounts receivable likely to result in a write-off, resulted in a reduction of the allowance for doubtful accounts of approximately $1.3 million, with improvements in the aging of the Company’s customer accounts receivable further contributing to reductions in the allowance for doubtful accounts in the period.

In determining the appropriate allowance balance, the Company considers, among other factors, both the aging of the past-due outstanding customer accounts receivable as well as the credit quality of the outstanding customer accounts receivable.

As of January 28, 2012 and January 29, 2011, customer accounts receivable were aged as follows:

	January 28, 2012	January 29, 2011
	(Percentage of gross customer accounts receivable)
Current	91.1%	90.4%
Up to 60 days past due	7.4%	8.1%
61-120 days past due	0.9%	1.0%
121-180 days past due	0.6%	0.5%

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performs an on-going evaluation of the credit quality of its outstanding customer accounts receivable, based on the Talbots credit cardholders’ respective credit risk scores. The Company utilizes an industry standard credit risk score model as its credit quality indicator and updates its cardholder credit risk score information twice per fiscal year. As of January 28, 2012 and January 29, 2011, customer accounts receivable were allocated by credit quality indicator (credit risk score) as follows:

	January 28, 2012	January 29, 2011
	(In thousands)
Greater than or equal to 700	$89,107	$93,011
600 — 699	37,527	38,832
Less than or equal to 599	15,149	15,135
Other	2,119	2,894

Customer accounts receivable	$143,902	$149,872

The other customer accounts receivable in the table above include reconciling amounts of the most recent days’ net sales not yet posted to customer accounts, unapplied payments and the balance of Canadian customer accounts receivable for which the Company does not maintain credit risk score information.

Changes in the balance of the allowance for doubtful accounts are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Balance, beginning of year	$4,400	$5,300	$4,000
Provision	1,284	3,348	8,097
Write-offs	(4,847)	(5,197)	(7,587)
Recoveries, net	1,163	949	790

Balance, end of year	$2,000	$4,400	$5,300

Write-offs include the principal amount of losses, including accrued and unpaid finance charges; and recoveries, net include current period collections on previously written-off balances. These amounts combined represent net write-offs.

The Company records finance charge income (including interest and late fees) on the outstanding balances of its customer accounts receivable. In fiscal 2011, 2010 and 2009, the Company recorded finance charge income of $37.5 million, $39.3 million and $42.1 million, respectively. At January 28, 2012 and January 29, 2011, the Company had recorded gross customer accounts receivable of $0.4 million which had been deemed uncollectible and had ceased to accrue finance charge income and $1.2 million of gross customer accounts receivable which were 90 days or more past due upon which finance charge income continued to be accrued.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Property and Equipment, net

Property and equipment, net consists of the following:

	January 28, 2012	January 29, 2011
	(In thousands)
Land	$10,817	$10,817
Buildings	69,260	69,161
Fixtures and equipment	343,305	367,149
Software	60,202	61,468
Leasehold improvements	276,071	296,885
Construction-in-progress	16,674	15,206

Property and equipment	776,329	820,686
Less: accumulated depreciation and amortization	(606,564)	(634,028)

Property and equipment, net	$169,765	$186,658

Depreciation and amortization expense during fiscal years 2011, 2010 and 2009 was $54.6 million, $61.5 million and $74.3 million, respectively.

13.    Accrued Liabilities

Accrued liabilities consist of the following:

	January 28, 2012	January 29, 2011
	(In thousands)
Gift cards and merchandise credits outstanding, sales return reserve and other customer-related liabilities	$42,762	$45,062
Accrued employee compensation including related tax and benefits	14,382	23,241
Accrued taxes, other than income and withholding	5,990	7,558
Current portion of unrecognized tax benefit liability	19,542	18,558
Other accrued liabilities	50,009	43,405

Total accrued liabilities	$132,685	$137,824

Changes in the sales return reserve for fiscal years 2011, 2010 and 2009 are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Balance, beginning of year	$3,682	$7,250	$4,737
Provision for merchandise returns	191,876	218,414	300,737
Merchandise returned	(191,630)	(221,982)	(298,224)

Balance, end of year	$3,928	$3,682	$7,250

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Debt

On April 7, 2010, in connection with the consummation and closing of the merger with BPW, the Company executed a senior secured revolving credit facility with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility, including a $25.0 million letter of credit sub-facility, that permitted the Company to borrow up to the lesser of (a) $200.0 million or (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of all reserves as specifically set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10.0% of the borrowing base. In addition, under and subject to the terms of the facility, the lenders also have the right to establish certain additional reserves against borrowing availability if the lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary. Loans made pursuant to this agreement carried interest, at the Company’s election, at either (a) the higher of the LIBOR rate for the applicable interest period or the three-month LIBOR plus 4.0% to 4.5% depending on availability thresholds or (b) the base rate plus 3.0% to 3.5% depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. On August 31, 2010, the Company entered into a First Amendment to the Credit Facility with the lenders (the “First Amendment”), which modified the following terms under the Credit Facility: (i) reduced the interest rates by one hundred basis points on loan amounts under the Credit Facility for loans provided by the lenders to either (a) the higher of the LIBOR rate for the applicable interest period or the three-month LIBOR plus 3.0% to 3.5% or (b) the base rate plus 2.0% to 2.5%, in each case depending on certain availability thresholds; (ii) adjusted the fee structure on the unused portion of the commitment and reduced by one-half the rates applicable to documentary letters of credit; and (iii) extended the time period during which a prepayment premium will be assessed upon the reduction or termination of the revolving loan commitments from April 7, 2011 to April 7, 2012. Interest on borrowings is payable monthly in arrears. The Company paid a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with the formulas set forth in the First Amendment. As of January 28, 2012, the Company’s effective interest rate under the Credit Facility was 4.1%, and the Company had additional borrowing availability of up to $50.3 million.

Under the Credit Facility, amounts are borrowed and repaid on a daily basis through a control account arrangement. Cash received from customers is swept on a daily basis into a control account in the name of the agent for the lenders. Subject to the terms of the agreement, the Company is permitted to maintain a certain amount of cash in disbursement accounts, including certain amounts to satisfy current liabilities incurred in the ordinary course of business. Additionally, subject to all conditions as set forth in the Credit Facility, including the Credit Facility lenders’ satisfaction with the terms of any proposed term loan and with an inter-creditor agreement with the term loan lender, the Company had the ability to obtain a supplementary term loan agreement, subject to certain limitations, which may be secured by certain of our intellectual property and real estate. Amounts may be borrowed and re-borrowed, subject to the satisfaction or waiver of all borrowing conditions, including, without limitation, perfected liens on collateral, accuracy of all representations and warranties, the absence of a default or an event of default and other borrowing conditions, all subject to certain exclusions as set forth in the agreement.

The agreement was originally scheduled to mature on October 7, 2013, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at the Company’s option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. The Company is required to make mandatory repayments, subject to the terms of the agreements, in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that its outstanding

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness under the Credit Facility exceeds its maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment of borrowings outstanding at the LIBOR rate on a day that is not the last day of the respective interest period, the Company will reimburse the lenders for any resulting loss or expense that the lenders may incur. Amounts voluntarily repaid prior to the maturity date may be re-borrowed, subject to the terms of the Credit Facility.

The Company and certain of its subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Credit Facility are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations were secured by (i) a first priority perfected lien and security interest in substantially all assets of the Company and any guarantor from time to time and (ii) a first lien mortgage on the Company’s Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility. In connection with the lenders’ security interest in the proprietary Talbots credit card program, Talbots and certain of its subsidiaries have also executed an access and monitoring agreement that requires the Company to comply with certain monitoring and reporting obligations to the agent with respect to such program, subject to applicable law.

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

The Company had borrowings of $116.5 million and $25.5 million outstanding under the Credit Facility as of January 28, 2012 and January 29, 2011, respectively. Borrowings under the Credit Facility have been classified as a current liability as the Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and contains a subjective acceleration clause. Such provisions do not affect the final maturity date of the Credit Facility.

The Company incurred approximately $7.7 million of costs in connection with the execution of the Credit Facility which were recorded as deferred financing costs in other assets in the consolidated balance sheet. These costs were being amortized to interest expense over the three and one-half year life of the facility. As of

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 28, 2012, $3.6 million of these deferred financing costs remained in other assets in the consolidated balance sheet.

As of January 29, 2011, the Company had $9.1 million in outstanding letters of credit related to merchandise purchases and, as of January 28, 2012, an insignificant amount of outstanding letters of credit related to merchandise purchases and letter of credit availability of up to $25.0 million under the Master Agreements, included as part of its total additional borrowing availability under the Credit Facility, subject to all borrowing capacity restrictions included under the facility.

On February 16, 2012, the Company entered into a new $75.0 million secured term loan facility and, concurrently, amended its revolving credit facility to, among other changes, extend the maturity date to February 16, 2017 and adjust the interest rates to LIBOR plus 2.5% to 3.0%. Refer to Note 21, Subsequent Events, for additional information regarding this arrangement and amendment.

15.    Equity Transactions

Treasury Stock

At January 28, 2012 and January 29, 2011, the Company held 27,861,393 shares and 26,985,942 shares, respectively, as treasury stock. Treasury stock includes the repurchase of shares under approved stock repurchase programs as well as the repurchase of shares awarded under the Company’s 1993 Stock Based Incentive Plan (the “1993 Plan”), the 2003 Executive Stock Based Incentive Plan, as amended (the “2003 Plan”) and the Restated Directors Stock Plan, as amended (the “Directors Plan”) in certain circumstances.

During fiscal years 2011, 2010 and 2009, the Company repurchased 420,772 shares, 168,119 shares and 148,193 shares of its common stock, respectively, from employees to cover minimum statutory tax withholding obligations associated with the vesting of common stock awarded under the 2003 Plan. The shares are repurchased and recorded as treasury stock at the closing market price of the Company’s common stock on the date of purchase. The average purchase price paid per share in these transactions in fiscal years 2011, 2010 and 2009 was $5.58, $12.07 and $3.71, respectively.

The Company also repurchased 454,679 nonvested shares, 169,750 nonvested shares and 575,725 nonvested shares at $0.01 per share in fiscal years 2011, 2010 and 2009, respectively, which were forfeited by employee holders upon termination of employment, as permitted under the Company’s equity compensation plans.

In 2010, the Company also received 175,000 common shares from Perella Weinberg Partners LP in connection with the settlement of Campbell v. The Talbots, Inc., et al., which are being held in treasury stock. Refer to Note 4, Merger with BPW Acquisition Corp. and Related Transactions, for additional information regarding this transaction.

No shares were repurchased under any announced or approved repurchase programs in fiscal years 2011, 2010 or 2009. Further, the Company did not have any shares available to be repurchased under any announced or approved repurchase programs or authorizations as of January 28, 2012.

Dividends

In February 2009, the Company announced that its Board of Directors approved the indefinite suspension of the Company’s cash dividends in an effort to improve its liquidity position. Accordingly, no dividends were declared or paid in fiscal 2011, fiscal 2010 or fiscal 2009.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Equity Transactions

The Company recorded additional equity transactions in fiscal 2010 related to the execution of the BPW Transactions, including the issuance of common stock and warrants, the repurchase and retirement of common stock held by AEON (U.S.A.) and the extinguishment of related party debt. Refer to Note 4, Merger with BPW Acquisition Corp. and Related Transactions, for additional information regarding these transactions.

16.    Benefit Plans

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

Supplemental Executive Retirement Plans

The Company has two unfunded, non-qualified supplemental executive retirement plans (collectively, the “SERP”) for certain Talbots key executives impacted by Internal Revenue Code limits on benefits and certain current and former key executives who defer compensation into the Company’s deferred compensation plan. In February 2009, the Company announced its decision to discontinue future benefits being earned under the SERP effective May 1, 2009. Under the Chief Executive Officer’s original employment agreement entered into upon her 2007 hiring, the CEO had a contractual right to an equivalent replacement benefit in the event of a material reduction or termination of the SERP. Due to the decision to discontinue future benefits being earned under the SERP, the Company paid $1.2 million to the CEO during 2009 to satisfy its contractual obligation. In the event of a change in control, as defined in the plan document, no provision of the SERP may be changed, modified, deleted, waived or discharged without the written approval of all plan participants.

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

Three current and former executive officers of the Company participate in a separate executive postretirement medical plan (“Executive Postretirement Medical Plan”). Under the Executive Postretirement Medical Plan, the participants and their eligible dependents are not required to pay deductible or co-pay amounts or contribute toward insurance premiums. Each of the participants and their spouses will continue to be covered on an insured nontaxable basis under this plan upon retirement for life.

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

The following table sets forth the changes in the benefit obligations and assets of the plans as of January 28, 2012 and January 29, 2011:

	Pension Plan		SERP		Postretirement Medical Plans
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
	(In thousands)
Change in benefit obligations:
Projected benefit obligations at beginning of year	$166,692	$155,757	$21,909	$20,063	$1,397	$1,257
Interest cost	9,967	9,421	1,126	1,129	60	63
Actuarial loss	48,447	6,721	3,159	2,359	39	203
Settlement	—	—	—	—	—	(37)
Benefits paid	(6,188)	(5,207)	(1,684)	(1,642)	(54)	(89)

Projected benefit obligations at end of year	$218,918	$166,692	$24,510	$21,909	$1,442	$1,397

Changes in assets:
Fair value at beginning of year	$114,472	$97,233	$—	$—	$—	$—
Actual return on plan assets	(3,624)	17,836	—	—	—	—
Employer contributions	11,150	4,610	1,684	1,642	54	89
Benefits paid	(6,188)	(5,207)	(1,684)	(1,642)	(54)	(89)

Fair value at end of year	$115,810	$114,472	$—	$—	$—	$—

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the funded status of the plans and the amounts recognized in the Company’s consolidated balance sheets as of January 28, 2012 and January 29, 2011:

	Pension Plan		SERP		Postretirement Medical Plans
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
	(In thousands)
Funded status:
Projected benefit obligations in excess of plan assets	$103,108	$52,220	$24,510	$21,909	$1,442	$1,397

Net amounts recognized in the consolidated balance sheet:	$103,108	$52,220	$24,510	$21,909	$1,442	$1,397

Net amounts recognized in the consolidated balance sheet consist of:
Accrued liabilities (current)	$—	$—	$1,750	$1,650	$—	$—
Other liabilities (non-current)	103,108	52,220	22,760	20,259	1,442	1,397

Net amounts recognized in the consolidated balance sheets	$103,108	$52,220	$24,510	$21,909	$1,442	$1,397

Net amounts recognized in accumulated other comprehensive loss consist of:

Net actuarial loss	$109,182	$48,186	$6,573	$3,525	$—	$—

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plan and SERP as of January 28, 2012 and January 29, 2011:

	Pension Plan		SERP
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
	(In thousands)
Projected benefit obligation	$218,918	$166,692	$24,510	$21,909
Accumulated benefit obligation	$218,918	$166,692	$24,510	$21,909
Fair value of plan assets	$115,810	$114,472	$—	$—

The components of net pension expense for the Pension Plan for fiscal years 2011, 2010 and 2009 are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Interest expense on projected benefit obligation	$9,967	$9,421	$9,009
Expected return on plan assets	(9,754)	(9,588)	(7,474)
Curtailment loss	—	—	124
Prior service cost net amortization	—	—	5
Net amortization and deferral	829	521	978

Net pension expense	$1,042	$354	$2,642

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net SERP expense for fiscal years 2011, 2010 and 2009 are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Interest expense on projected benefit obligation	$1,126	$1,129	$1,165
Curtailment gain	—	—	(451)
Prior service cost net amortization	—	—	2
Net amortization and deferral	112	68	—

Net SERP expense	$1,238	$1,197	$716

The components of net postretirement medical expense (credit) for fiscal years 2011, 2010 and 2009 are as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Interest expense on accumulated postretirement benefit obligation	$60	$63	$74
Settlement / curtailment gain	—	(687)	(442)
Prior service cost net amortization	—	(1,393)	(1,519)
Net amortization and deferral	(16)	571	555

Net postretirement medical expense (credit)	$44	$(1,446)	$(1,332)

The components recognized in other comprehensive loss (income) are as follows:

	Pension Plan		SERP		Postretirement Medical Plans
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
	(In thousands)
Net loss (gain)	$60,996	$(2,047)	$3,048	$2,291	$—	$(114)
Prior service cost	—	—	—	—	—	632

Total recognized in other comprehensive loss (income)	60,996	(2,047)	3,048	2,291	—	518
Total expense (credit)	1,042	354	1,238	1,197	44	(1,446)

Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$62,038	$(1,693)	$4,286	$3,488	$44	$(928)

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key assumptions used in calculating the projected benefit obligations and plan expense were as follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Pension Plan:
Discount rate	6.00%	6.00%	6.75%
Discount rate used to determine projected benefit obligation at end of year	4.75%	6.00%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.50%
SERP:
Discount rate	5.25%	5.50%	6.75%
Discount rate used to determine projected benefit obligation at end of year	4.25%	5.25%	5.50%
Postretirement Medical Plans:
Discount rate	4.25%	5.25%	6.50%
Discount rate used to determine projected benefit obligation at end of year	N/A	N/A	5.50%
Initial healthcare cost trend rate — projected benefit obligations	N/A	N/A	7.00%
Initial healthcare cost trend rate — periodic expense	8.50%	9.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

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

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following sets forth certain information regarding the allocation of Pension Plan assets:

	Target Allocation	January 28, 2012		January 29, 2011
		Amount	Percent	Amount	Percent
		(In thousands)
Equity securities	70%	$91,392	79%	$96,012	84%
Debt securities	30%	22,971	20%	17,036	15%
Cash and cash equivalents		1,447	1%	1,424	1%

Total Pension Plan assets		$115,810	100%	$114,472	100%

The following tables classify the financial assets and liabilities held by the Company’s Pension Plan as of January 28, 2012 and January 29, 2011 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value at the measurement date:

		Fair Value Measurements Using
	Fair Value at January 28, 2012	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs Other than Quoted Market Prices (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents	$1,447	$9	$1,438	$—
International equity securities	7	7	—	—
Common/collective trusts	114,356	—	114,356	—

Total Pension Plan assets	$115,810	$16	$115,794	$—

		Fair Value Measurements Using
	Fair Value at January 29, 2011	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs Other than Quoted Market Prices (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents	$1,424	$11	$1,413	$—
Domestic equity securities	14,134	14,134	—	—
International equity securities	9,801	9,801	—	—
Fixed income securities	513	513	—	—
Mutual funds	48,517	12,704	35,813	—
Common/collective trusts	40,083	—	40,083	—

Total Pension Plan assets	$114,472	$37,163	$77,309	$—

Expected future benefit payments are as follows at January 28, 2012:

	Pension Plan	SERP
	(In thousands)
Expected benefit payments:
2012	$6,546	$1,740
2013	6,864	1,772
2014	7,261	1,801
2015	7,609	1,797
2016	8,060	1,788
2017 to 2021	48,577	8,648

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When required to fund the Pension Plan, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. Based upon available information, the Company will be required to contribute approximately $17.4 million to the Pension Plan in fiscal 2012. During fiscal 2011 and 2010, the Company made required contributions of $11.2 million and $4.6 million, respectively, to the Pension Plan. No voluntary contributions were made in 2011 or 2010, and the Company does not expect to make a voluntary contribution in 2012. The Company pays SERP benefits directly.

The amounts that will be amortized from accumulated other comprehensive loss to net period expense in fiscal 2012 are as follows:

	Pension Plan	SERP
	(In thousands)
Net actuarial loss	$2,424	$205

The Company has a qualified defined contribution 401(k) plan which covers substantially all Talbots employees. Eligible employees may elect to invest, at their discretion, up to 50% of their total contributions in the Company’s common stock. In fiscal 2009, the Company discontinued its contributions to the 401(k) and nonqualified defined contribution plans as part of a cost savings initiative effective February 2009. The Company resumed contributions to the 401(k), matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation, effective January 2010. Company contributions to the 401(k) plan totaled $1.4 million, $1.4 million and $0.3 million in fiscal 2011, 2010 and 2009, respectively.

17.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s contractual obligations and commercial commitments as of January 28, 2012:

Contractual Obligations and Commercial Commitments	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Operating leases:
Real estate	$520,485	$119,915	$104,824	$86,525	$62,949	$50,850	$95,422
Equipment	7,061	2,138	1,783	1,527	1,499	114	—
Merchandise purchases	114,880	114,880	—	—	—	—	—
Construction contracts	121	121	—	—	—	—	—
Other contractual commitments	10,914	6,538	2,588	1,771	17	—	—

Total obligations and commitments	$653,461	$243,592	$109,195	$89,823	$64,465	$50,964	$95,422

Operating Leases — The Company leases retail space for the majority of its stores as well as office space to accommodate certain corporate service centers with lease terms expiring at various dates through fiscal 2023. Most store leases provide for base rent plus contingent rents, which are a function of sales volume, and also provide that the Company pay real estate taxes, maintenance and other operating expenses applicable to the leased premises. Most store leases also provide renewal options and contain rent escalation clauses. The

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also leases certain computer equipment, certain office equipment and automobiles with lease terms generally ranging between three and five years.

Included in the schedule above are eleven executed leases related to Talbots stores not yet opened at January 28, 2012. The schedule also includes the remaining lease payments for five former Talbots Kids and Mens stores, one former J. Jill store and the remaining portion of the former J. Jill office space in Quincy, Massachusetts, whose terms expire at various dates through fiscal 2019.

Rent expense during fiscal 2011, 2010 and 2009 was $119.5 million, $121.4 million and $126.0 million, respectively. These amounts include $3.0 million, $3.0 million and $2.0 million, respectively, of percentage rent and contingent rental expense and $0.4 million, $0.4 million and $0.6 million, respectively, of sublease rental income. As of January 28, 2012, the Company expects to receive rental income under existing noncancelable subleases of $0.4 million each year from fiscal 2012 through fiscal 2016 and $0.3 million thereafter.

Merchandise Purchases — The Company generally makes purchase commitments up to six to nine months in advance of the selling season. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any vendor.

Construction Contracts — The Company enters into contracts to facilitate the build-out and renovation of its stores. Certain of the Company’s store leases require the Company to perform build-outs or renovations at specified values. As of January 28, 2012, the Company had remaining, lease-required construction obligations of $9.2 million, not included in the above table.

Other Contractual Commitments — The Company routinely enters into contracts with vendors for services in the normal course of operation, including contracts for maintenance on software and equipment and other routine maintenance and service. These contracts vary in length but generally carry 30-day to three-year terms.

Contingencies

As described in Note 8, Discontinued Operations, under the terms of the sale of the J. Jill business, the Purchaser is obligated for liabilities that arise after the closing under assumed contracts, which included leases for 205 J. Jill stores assigned to the Purchaser as part of the sale, of which 197 assigned leases remained outstanding at January 28, 2012. Further, in connection with the closing of the Company’s U.K. stores in 2008, two store leases, which were assigned to a local retailer who assumed the primary lease obligations, remain outstanding; in connection with the closing of the Company’s Mens stores, one store lease, which was assigned to a third party who assumed the primary lease obligations, remains outstanding; and, in connection with the Company’s store rationalization plan, one store lease, which was assigned to a third party who assumed the primary lease obligations, remains outstanding. The Company remains secondarily liable in the event that the Purchaser, the local retailer or other third parties do not fulfill their lease obligations. The Company has accrued a liability for the estimated exposure related to these contingent obligations.

At January 28, 2012, the estimated future aggregate lease payments for which the Company remains contingently obligated, as transferor or sublessor, total $81.9 million extending to various dates through fiscal 2020. The table above excludes these contingent liabilities.

Legal Proceedings

On February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 12, 2011, a purported Talbots shareholder filed a putative class action captioned Lowe v. Pfeiffer, C.A. No. 7104-VCN, in the Delaware Court of Chancery against Talbots and the members of its Board of Directors. The complaint, purportedly brought on behalf of all public shareholders of Talbots common stock, alleges breach of fiduciary duties against the Board of Directors (and, as against Talbots, aiding and abetting the Board of Director’s breach) by not properly considering the unsolicited takeover proposal received on December 6, 2011 from a third party, not apprising themselves of the true value of Talbots or the benefits of any potential transaction and generally not taking steps necessary to comply with their fiduciary obligations. The complaint demands, among other things, injunctive relief directing the Board of Directors to exercise their fiduciary duties to obtain a transaction in the best interest of Talbots shareholders, costs and fees. The Company believes that these claims are without merit and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.

18.    Related Party Transactions

During fiscal year 2009 and until the completion of the BPW Transactions on April 7, 2010, AEON (U.S.A.) Inc. (“AEON (U.S.A.)”), a wholly-owned subsidiary of AEON Co. Ltd. (“AEON”), was the Company’s majority stockholder, owning more than 50% of the Company’s outstanding common stock.

Upon the completion of the BPW Transactions on April 7, 2010, AEON (U.S.A.) and AEON ceased to be majority shareholders of the Company and, thereupon, ceased to be considered related parties of the Company.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 4, Merger with BPW Acquisition Corp. and Related Transactions, for further information regarding these transactions.

AEON owns and operates Talbots stores in Japan through its wholly-owned subsidiary, Talbots Japan Co., Ltd. (“Talbots Japan.”) The Company provides certain services and purchases merchandise for Talbots Japan for which it is reimbursed for expenses incurred and the cost of merchandise. During 2009, total charges for services and merchandise purchases were $4.8 million.

Until the completion of the BPW Transactions, the Company had an advisory services agreement with AEON (U.S.A.) under which AEON provided advice and services to the Company with respect to strategic planning and other related issues concerning the Company. Additionally, AEON (U.S.A.) maintained, on behalf of the Company, a working relationship with Japanese banks and other financial institutions during this period. AEON (U.S.A.) received an annual fee of $0.3 million plus any expenses incurred, which were not material. The Company also provided tax and accounting services to AEON (U.S.A.) during fiscal year 2009 which were immaterial in amount.

Additionally, during fiscal year 2009 and until the completion of the BPW Transactions on April 7, 2010, AEON (U.S.A.) and AEON had provided financing to the Company at times to enable it to meet its working capital and other general and corporate needs.

19.    Segment and Geographic Information

The Company has two separately managed and reported business segments which reflect how its chief operating decision-maker reviews the results of the operations that comprise the consolidated entity, as follows:

•

Stores — derives revenue from the sale of women’s apparel, accessories and shoes through its Talbots retail stores, upscale outlets and surplus outlets in the United States and Canada and its direct fulfill system, and

•	Direct Marketing — derives revenue from the sale of women’s apparel, accessories and shoes through its Internet, catalog and red-line phone operations.

The Company evaluates the operating performance of its segments based on a direct profit measure which is calculated as net sales less cost of goods sold and direct expenses such as payroll, occupancy and other direct costs.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is certain segment information for fiscal 2011, 2010 and 2009:

	Year Ended January 28, 2012
	Stores	Direct Marketing	Total
	(In thousands)
Net sales	$942,865	$198,385	$1,141,250
Direct profit	13,681	18,056	31,737
Depreciation and amortization	44,033	2,243	46,276

	Year Ended January 29, 2011
	Stores	Direct Marketing	Total
	(In thousands)
Net sales	$991,353	$221,707	$1,213,060
Direct profit	120,937	54,202	175,139
Depreciation and amortization	50,580	2,696	53,276

	Year Ended January 30, 2010
	Stores	Direct Marketing	Total
	(In thousands)
Net sales	$1,027,887	$207,745	$1,235,632
Direct profit	81,219	40,559	121,778
Depreciation and amortization	61,855	3,303	65,158

The following reconciles direct profit to (loss) income from continuing operations for fiscal 2011, 2010 and 2009. Indirect expenses include unallocated corporate overhead and related expenses, including depreciation and amortization of $8.3 million, $8.2 million and $9.1 million in fiscal 2011, 2010 and 2009, respectively.

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Direct profit	$31,737	$175,139	$121,778
Less: Indirect expenses	117,238	112,208	111,979
Restructuring charges	16,194	5,640	10,273
Merger-related costs	885	25,855	8,216

Operating (loss) income	(102,580)	31,436	(8,690)
Interest expense, net	7,110	18,827	28,123

(Loss) income before taxes	(109,690)	12,609	(36,813)
Income tax expense (benefit)	2,135	5,039	(11,505)

(Loss) income from continuing operations	$(111,825)	$7,570	$(25,308)

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s most significant assets, including customer accounts receivable, are not allocated or tracked by segment. Therefore, no measure of segment assets is available.

The Company has no single customer which accounts for greater than 10% of the Company’s consolidated net sales.

The following is geographical information regarding the Company’s net sales for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 and the Company’s long-lived assets as of January 28, 2012 and January 29, 2011:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Net sales:
United States	$1,111,209	$1,176,846	$1,200,973
Canada	30,041	36,214	34,659

Total	$1,141,250	$1,213,060	$1,235,632

	January 28, 2012	January 29, 2011
	(In thousands)
Long-lived assets:
United States	$167,001	$184,818
Canada	2,764	1,840

Total	$169,765	$186,658

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Unaudited Quarterly Results

Selected, unaudited quarterly financial information for fiscal 2011 and 2010 is set forth below:

	Fiscal 2011 Quarter Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
	(In thousands, except per share data)
Net sales	$301,310	$271,092	$279,460	$289,388
Gross profit	107,345	63,390	93,228	69,754
Income (loss) from continuing operations	908	(37,354)	(22,142)	(53,237)
(Loss) income from discontinued operations	(169)	21	102	(18)

Net income (loss)	$739	$(37,333)	$(22,040)	$(53,255)

Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.54)	$(0.32)	$(0.77)
Discontinued operations	—	—	—	—

Net earnings (loss)	$0.01	$(0.54)	$(0.32)	$(0.77)

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.54)	$(0.32)	$(0.77)
Discontinued operations	—	—	—	—

Net earnings (loss)	$0.01	$(0.54)	$(0.32)	$(0.77)

Weighted average shares outstanding:
Basic	68,709	69,074	69,106	69,151
Diluted	69,276	69,074	69,106	69,151

	Fiscal 2010 Quarter Ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011 (a)
	(In thousands, except per share data)
Net sales	$320,661	$300,742	$299,099	$292,558
Gross profit	139,816	104,965	127,704	85,343
(Loss) income from continuing operations	(7,096)	521	16,974	(2,829)
Income from discontinued operations	2,728	420	74	23

Net (loss) income	$(4,368)	$941	$17,048	$(2,806)

Basic (loss) earnings per share:
Continuing operations	$(0.12)	$0.01	$0.24	$(0.04)
Discontinued operations	0.04	—	—	—

Net (loss) earnings	$(0.08)	$0.01	$0.24	$(0.04)

Diluted (loss) earnings per share:
Continuing operations	$(0.12)	$0.01	$0.24	$(0.04)
Discontinued operations	0.04	—	—	—

Net (loss) earnings	$(0.08)	$0.01	$0.24	$(0.04)

Weighted average shares outstanding:
Basic	57,873	68,338	68,424	68,527
Diluted	57,873	69,520	69,442	68,527

(a)	Gift card breakage income of $6.9 million, including a cumulative change in estimate of $6.3 million, was recognized in the fourth quarter of 2010.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.    Subsequent Events

On February 16, 2012, the Company entered into a new $75.0 million secured term loan facility (the “Term Loan”) and, concurrently, amended its existing revolving credit facility (the “Amended Credit Facility”).

Term Loan

The Term Loan is secured by a first lien on certain of the Company’s real estate and on intellectual property, equipment and fixtures, and a second lien on the Company’s remaining assets. Funding of the loan was subject to, among other things, the granting of liens and mortgages in favor of the lenders and the Company evidencing $100.0 million of availability on the closing date of the Term Loan after giving effect to the proceeds of the Term Loan and the Amended Credit Facility. The Term Loan contains several additional limitations on the aggregate amount that may be borrowed under the Amended Credit Facility. First, if the outstanding principal amount of the Term Loan exceeds (A) the sum of (i) 15.0% of the value of eligible credit card receivables, (ii) 15.0% of the net orderly liquidation value of eligible private label credit card receivables, (iii) 65.0% of the net orderly liquidation value of eligible in-transit inventory from international vendors (not to exceed $10.0 million), (iv) 15.0% of net orderly liquidation value of eligible inventory in the United States, (v) 30.0% of the then appraised value of certain eligible real property (not to exceed $15.0 million) plus (vi) 37.5% of the net forced liquidation value of intellectual property (not to exceed $15.0 million) minus (B) reserves from time to time implemented by the lenders; then an additional availability reserve, in the amount of such excess, must be taken against the borrowing base under the Amended Credit Facility. Second, the Term Loan requires that the aggregate amount available under the Amended Credit Facility’s borrowing base at no time be less than the greater of (i) $17.5 million and (ii) the lesser of (x) 10.0% of the aggregate revolving loan commitment under the Amended Credit Facility and (y) 10.0% of the borrowing base. Third, if availability under the Amended Credit Facility falls below $20.0 million, or after the occurrence of certain events, an additional availability reserve of up to $10.0 million must be taken against the borrowing base under the Amended Credit Facility unless otherwise agreed to by the lenders. The Company also agreed not to permit borrowing availability under the Amended Credit Facility to be less than the minimum borrowing base specified under that facility. In addition, under and subject to the terms of the facility, the Term Loan lenders have the right to establish certain additional reserves against borrowing availability under the Amended Credit Facility if the Term Loan lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary.

In accordance with the provisions of the Term Loan, the Company must repay the Term Loan in $0.5 million installments on the last day of January, April, July and October of each year and the remaining balance on the maturity date. The Term Loan matures on February 16, 2017, subject to earlier termination as set forth in the agreement. The Company is required to make mandatory repayments, subject to the terms of the agreements, in the event of receipt of net proceeds from the loss, condemnation or disposition of certain assets, receipt of net proceeds from the issuance of securities and other events set forth in the agreement.

The Term Loan carries interest at LIBOR plus 10.0%. Interest under the Term Loan is payable monthly in arrears. If the Term Loan is prepaid, in whole or in part, either voluntarily or mandatorily, prior to the maturity date, the Company must pay a penalty of: (a) 4.0% on amounts prepaid prior to the first anniversary of the closing date; (b) 2.0% on amounts prepaid on the first anniversary of the closing date through the second anniversary of the closing date; and (c) 1.0% on amounts prepaid on the second anniversary of the closing date through the third anniversary of the closing date. There is no penalty on amounts prepaid on or after the third anniversary of the closing date.

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and certain of its subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Term Loan are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations are secured by (i) a first priority perfected lien and security interest in the intellectual property, equipment and fixtures of the Company or any guarantor from time to time, (ii) a first lien mortgage on the Company’s Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility and (iii) a second priority perfected lien and security interest in the remaining assets of the Company or any guarantor from time to time. In connection with the lenders’ security interest in the proprietary Talbots credit card program, the Company must comply with certain monitoring and reporting obligations, consistent with the monitoring and reporting obligations under the Amended Credit Facility.

Under the terms of the agreement, neither the borrowers nor any of their subsidiaries may create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Term Loan subject to certain limited exceptions set forth in the agreement. The agreement contains negative covenants prohibiting the Company, with certain exceptions, from, among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions and disposing of property or assets. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement contains customary representations, warranties and covenants relating to the Company and its subsidiaries. The agreement provides for events of default, including failure to repay principal and interest when due and failure to perform or comply with the provisions or covenants of the agreement, an event of default on certain other third party obligations and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of the Company’s securities, the replacement of a majority of the Company’s Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). Should the Company default in its obligations under the Term Loan, the lenders could declare an event of default and declare all indebtedness under the loan immediately due and payable and, if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness. The agreement does not contain any financial covenant tests.

The Company received $69.1 million in funding from the Term Loan on February 16, 2012, after payment of certain related costs.

Amended Credit Facility

The Amended Credit Facility modified certain key terms of the Credit Facility, including (i) extending the maturity date to February 16, 2017, subject to earlier termination as set forth in the agreement; (ii) modifying the identified pledged collateral to (a) a second lien mortgage on the Company’s Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility, (b) a second priority perfected lien on certain intellectual property, equipment and fixtures and (c) a first priority perfected lien and security interest in the remaining assets of the Company or any guarantor from time to time; (iii) reducing the applicable interest rates by 50 basis points to either (x) the higher of the LIBOR rate for the applicable interest period or the three-month LIBOR plus 2.50% to 3.00%, or (y) the base rate plus 1.50% to 2.00%, in each case depending on certain availability thresholds; (iv) adjusting the fee structure on the unused portion of the commitment to 37.5 to 50 basis points, in accordance with the formulas set forth in the agreement; and (v) increasing the amount of the supplementary term loan allowable under the provisions of the agreement from $50.0 million to $75.0 million which permitted the concurrent execution of the Term Loan. The Amended Credit Facility permits the Company to borrow up to the lesser of (a) $200.0 million and (b) the result of (i) 85.0% of the value of (1) eligible credit card receivables, (2) the net orderly liquidation value of eligible private label credit card receivables, (3) the net

THE TALBOTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations) and (4) the net orderly liquidation value of eligible inventory in the United States (the amount calculated in this clause (b) less reserves from time to time established by the lenders), minus (ii) the greater of (1) $17.5 million and (2) the lesser of (x) 10.0% of the aggregate revolving loan commitment under the Amended Credit Facility and (y) 10.0% of the borrowing base and minus (iii) certain availability reserves established under the terms of the Term Loan as previously described.

Borrowing under the Amended Credit Facility will also be subject to several additional limitations under the provisions of the Company’s Term Loan, as previously described.

If the commitments under the Amended Credit Facility are reduced or terminated prior to February 16, 2013, the Company will incur a penalty of 1.0% on the amount of any such reduction, except in certain circumstances as specified in the agreement. There are no penalties on reductions on or after February 16, 2013.

Refer to Note 14, Debt, for additional information regarding the Credit Facility.

As of January 28, 2012, the Company had incurred $0.6 million of costs in connection with the execution of the Term Loan and Amended Credit Facility which are recorded as other assets in the consolidated balance sheet.