Form 10-K/A
period 2012-01-28
TALBOTS INC
filed 2012-05-29
CIK 912263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates as of the last business day of the registrant’s second fiscal quarter ended July 30, 2011 was $238.6 million.

As of May 10, 2012, 70,275,619 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

The Talbots, Inc. (the “Company,” “we” and “us”) is filing this Amendment No. 1 on Form 10-K/A in order to amend the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission (“SEC”) on April 12, 2012 to set forth information required by Items 10, 11, 12, 13 and 14 under Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by our original Form 10-K filing. This Form 10-K/A amends Part III of our original Form 10-K filing only, and all other portions of our original Form 10-K filing remain in effect and have not been updated to reflect the events and developments since the original April 12, 2012 filing date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

GARY M. PFEIFFER

Mr. Pfeiffer, 62, has been a Director since 2004 and Chairman of the Board of Directors since July 2009. Mr. Pfeiffer is also the Chairperson of our Compensation Committee and is a member of our Corporate Governance and Nominating Committee. Mr. Pfeiffer served as the Secretary of Finance for the State of Delaware from January through June 2009. He served as Senior Vice President and Chief Financial Officer of E. I. du Pont de Nemours and Company from 1997 through 2006, when he retired. He also serves as a director of both Quest Diagnostics, Inc. and Internap Network Services Corporation. He is Chairman of the Audit & Finance Committee and a member of the Compensation, Executive and Governance Committees of Quest Diagnostics, Inc.’s board of directors, and he is Chairman of the Audit Committee and a member of the Nominations and Governance Committee of Internap Network Services Corporation board of directors. With his significant experience as Chief Financial Officer and in other senior executive positions at E. I. du Pont de Nemours and Company and his considerable public board and committee responsibilities, Mr. Pfeiffer brings to our Board of Directors superior financial, management and leadership ability and extensive knowledge of a wide range of financial, strategic, and operational issues affecting publicly held organizations. These qualities have enabled Mr. Pfeiffer to successfully serve in the past as our Lead Director and as a member of our Audit Committee, and currently as the Chairman of our Board of Directors during our strategic turnaround process.

MARJORIE L. BOWEN

Ms. Bowen, 47, was first appointed a Director effective April 16, 2010. Ms. Bowen is a member of our Audit Committee and Corporate Governance and Nominating Committee. Ms. Bowen held positions of increasing responsibility from 1989 through 2007 at Houlihan Lokey Howard & Zukin, Inc., an international advisory-focused investment banking firm. While at Houlihan Lokey, Ms. Bowen served as a Managing Director, where she advised an extensive number of public company boards of directors, providing transactional and financial advisory services in a wide range of corporate matters, including mergers and acquisitions, debt and equity reorganizations and other financial and strategic transactions, governance and shareholder issues, and shareholder value maximization. Ms. Bowen was also a member of the firm’s Management Committee for Financial Advisory Services. Ms. Bowen also serves on the board of directors at Global Aviation Holdings. Until July 2010, Ms. Bowen served on the board of directors and the compensation committee of Texas Industries, Inc., a publicly traded supplier of heavy construction materials, and also served on the board of directors of Euramax International, Inc. With over 20 years of corporate financial and transactional experience, much of it focused on advising boards of directors across a broad range of industry sectors, including retail, Ms. Bowen brings to our Board considerable strategic planning expertise, financial and strategic transactional experience, and broad knowledge on financial and governance matters.

JOHN W. GLEESON

Mr. Gleeson, 65, has been a Director since 2004. Mr. Gleeson is Chairperson of our Audit Committee and a member of our Compensation Committee. Mr. Gleeson served as Senior Vice President and Chief Strategy Officer of Walgreen Co. from April 2007 through February 2008, when he retired. From 2004 to April 2007, he served as Senior Vice President, Corporate Strategy and Treasurer of Walgreen Co. and as Treasurer since 2002. Mr. Gleeson’s extensive career in retail, substantial strategic background and leadership abilities, business acumen and considerable expertise and experience in financial matters have added significantly to our Board of Directors and to each of the Committees of the Board of which Mr. Gleeson has been a member since first becoming a Director in 2004. His financial and operating expertise has particularly benefitted our Company in his role as Chairperson of our Audit Committee during our strategic turnaround process.

ANDREW H. MADSEN

Mr. Madsen, 56, was first appointed a Director effective April 16, 2010. Mr. Madsen is a member of our Audit Committee and Compensation Committee. Since November 2004, he has served as President and Chief Operating Officer of Darden Restaurants, Inc., a large, publicly-traded restaurant company whose brands include Red Lobster, Olive Garden, LongHorn Steakhouse, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie Vs. At Darden, Mr. Madsen oversees operations and marketing, as well as the real estate and construction, supply chain, and group human resource functions. He has also served on the Darden board of directors since 2004. From April 2002 until November 2004, Mr. Madsen was President of Olive Garden and also served as Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. Mr. Madsen began his career with General Mills, Inc., a leading consumer food products company. He held various management positions throughout his 12 years with the company, including Vice President, Marketing. Prior to joining Darden in 1998, Mr. Madsen served as President of International Master Publishers, Inc., a direct marketing business. He also served as Vice President and General Manager for two divisions of James River Corporation (now part of Koch Industries). Mr. Madsen brings to our Board an extensive management and leadership background in the retail sector, consumer products, and marketing and operational matters affecting large, publicly held organizations. Through his experience, including leadership and operational roles at Darden, he contributes considerable insight into business opportunities and challenges impacting Talbots such as consumer trends, marketing and branding.

TRUDY F. SULLIVAN

Ms. Sullivan, 62, joined us as our President and Chief Executive Officer and as a Director in August 2007. Prior to Talbots, Ms. Sullivan served as President of Liz Claiborne, Inc. from January 2006 until July 2007. Ms. Sullivan joined Liz Claiborne, Inc. in 2001 as Group President of the company’s Casual, Collections, and Elisabeth businesses. She was named Executive Vice President in March 2002. She served in this position until she was named President of Liz Claiborne, Inc. in 2006. In September 2010, Ms. Sullivan joined the board of directors of Yankee Candle Company, Inc. Ms. Sullivan has extensive experience and a demonstrated record of success in both the retail and merchandise fields, with in-depth experience in the woman’s apparel segment. She has brought to our Board of Directors her skills as our Chief Executive Officer, strategic vision and has led our organization throughout the challenging economic environment and the significant liquidity challenges faced by our Company since joining as our Chief Executive Officer in mid-2007. She also contributes to our Board of Directors through her extensive retail management experience and also from her leadership positions prior to Talbots.

SUSAN M. SWAIN

Ms. Swain, 57, has been a Director since 2001. Ms. Swain is Chairperson of our Corporate Governance and Nominating Committee and is a member of our Audit Committee. In May 2010, Ms. Swain was appointed by the Board to serve as the Lead Independent Director. Ms. Swain has also served as our presiding director, from May 2005 until May 2007. In March 2012, Ms. Swain was named co-CEO and President of C-SPAN, a multichannel national distributor (TV, radio, internet) of public affairs content. She had served as President and Co-Chief Operating Officer of C-SPAN since December 2006. From 1995 to 2006, Ms. Swain served as Executive Vice President and Co-Chief Operating Officer of C-SPAN. Ms. Swain also serves as an officer of National Cable Satellite Corporation, as a Director of the C-SPAN Education Foundation and as a member of the Executive Committee of the National Press Foundation. Ms. Swain brings to her Board and committee work experience in the areas of legislation and regulation, national media, leadership of large organizations, succession planning, and multichannel operations. Ms. Swain’s expertise in building and managing a national brand and in strategic planning, with a special emphasis on the national broadband transition, adds to the breadth of experience and expertise of our Board, particularly during our strategic turnaround process.

Executive Officers

The information concerning the Company’s executive officers set forth in Part I, Item 1 of our 2011 Annual Report on Form 10-K under the caption “Executive Officers of the Company,” is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of our common stock to file reports regarding ownership of our common stock with the SEC, and to furnish copies of all such filings. Based on a review of these filings, we believe that all filings were timely made in fiscal 2011.

Corporate Governance Documents

Committee Charters. The Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each Committee operates pursuant to a written charter adopted by the Board. The charters of each Committee are available to view at the Investor Relations section of our website located at www.thetalbotsinc.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

Corporate Governance Guidelines. We are committed to high standards of corporate governance and ethical behavior. On the recommendation of the Corporate Governance and Nominating Committee, the Board adopted our Corporate Governance Guidelines to assist the Board in providing experience, strategic guidance, and oversight to us and our shareholders. The Corporate Governance Guidelines establish corporate governance policies and principles with respect to the role of the Board, meetings of the Board, Board composition and selection, director responsibilities, agenda for Board meetings, executive sessions, director orientation and continuing education, related party transactions review, legal compliance policies, strategic planning, types and composition of Board committees, Board and committee authority to engage independent advisors, director access to management, director compensation, management evaluation, management succession planning, and Board and committee evaluations. The Corporate Governance Guidelines are available at the Investor Relations section of our website located at www.thetalbotsinc.com.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to our Chief Executive Officer, senior financial officers and all other employees, officers and members of our Board of Directors. The Code of Conduct is available on our website, www.thetalbotsinc.com, under “Investor Relations” and is available in print to any person who requests a copy by contacting Talbots Investor Relations by calling (781) 741-4500, by writing to Investor Relations Department, The Talbots, Inc., One Talbots Drive, Hingham, MA 02043 or by e-mailing investor.relations@talbots.com. Any substantive amendment to the Code of Conduct and any waiver in favor of a Board of Directors member or an executive officer may only be granted by the Board of Directors and will be publicly disclosed on our website, www.thetalbotsinc.com, under “Investor Relations.”

Audit Committee

The current members of the Audit Committee are Mr. Gleeson (Chairperson), Ms. Swain, Ms. Bowen and Mr. Madsen. The Board has determined that each member of the Audit Committee is independent in accordance with the NYSE listing standards, our Corporate Governance Guidelines, and Rule 10A-3 under the Securities Exchange Act of 1934 and is financially literate in accordance with NYSE standards. The Board has also determined that Mr. Gleeson qualifies as an “audit committee financial expert” in accordance with SEC rules.

Executive Sessions

The Board’s independent directors meet in executive sessions periodically each year, generally at the time of each Board meeting held in person. The Board Chairman generally presides at these executive sessions. Any director may provide the Board Chairman with suggested agenda items for discussion at executive sessions.

Shareholder Communications Process

The Board maintains a process for shareholders or other interested parties to communicate with the Board of Directors or with the Chairman of the Board of Directors or with the independent directors as a group. Shareholders wishing to communicate with the Board of Directors or with the Chairman of the Board of Directors or with independent directors should send any communication to The Talbots, Inc. Board of Directors, c/o Corporate Secretary/Legal Department, One Talbots Drive, Hingham, Massachusetts 02043. Any such communications should state the number of shares owned by the shareholder or, if the person submitting the communication is not a shareholder and is submitting the communication as an interested party, the nature of the person’s interest in Talbots.

Our Corporate Secretary will forward such communications to the Board of Directors or to the Board Chairman or to the independent directors as appropriate. All such communications will be kept confidential to the extent possible. Our Corporate Secretary, however, may discard any communication not related to the duties or responsibilities of the Board or the independent directors, including personal or similar grievances, shareholder proposals or related communications which are not submitted in accordance with our procedures for shareholder proposals, and abusive or inappropriate communications. Our Corporate Secretary will maintain a log and copies of all communications directed to the Board, the Board Chairman and the independent directors, for their inspection and review, and will periodically review the log and all such communications with the Board, the Board Chairman, and the independent directors.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (CD&A) provides you with a detailed description of our executive compensation philosophy and programs. The CD&A focuses on the compensation of the following named executive officers (NEOs) for fiscal year 2011:

•	Trudy Sullivan, President and Chief Executive Officer[1];

•	Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer;

•	Richard T. O’Connell, Jr., Executive Vice President, Real Estate, Legal, Store Planning & Design and Construction and Secretary;

•	Gregory Poole, Executive Vice President, Chief Supply Chain Officer;

•	Lori Wagner, Executive Vice President, Chief Marketing Officer; and

•	Michael Smaldone, former Chief Creative Officer[2].

Compensation Committee Objectives

The Company’s compensation programs are intended to attract, motivate and retain executive talent, to appropriately reward performance that achieves the strategic and financial targets established by the Compensation Committee based on approved strategic and financial goals approved by the Board of Directors, and to align compensation with the long term interests of our shareholders.

We are in a turnaround, and the Compensation Committee has sought to balance the need to structure our incentive compensation program around achieving those particular financial and strategic performance goals that are most important to creating long-term shareholder value, while at the same time attracting and retaining the senior executives most responsible for carrying out and achieving our turnaround and shareholder value creation.

2011 Advisory Vote on Executive Compensation

At the Company’s annual shareholders’ meeting held on May 19, 2011, approximately 53% of shareholders voting on our “Say on Pay” advisory proposal voted against the executive compensation for our NEOs set forth in our 2011 Proxy Statement. The views of our shareholders are important to us, and our Board of Directors and our Compensation Committee promptly took action to assess and respond to the Company’s pay practices in light of these voting results.

[1]	Trudy Sullivan will be retiring from the Company.
[2]	Michael Smaldone departed from the Company in September 2011.

•

Shareholder Outreach. As part of the Board’s and Compensation Committee’s assessment of the Company’s pay practices, management implemented a significant shareholder outreach, contacting a number of institutional investors to obtain a better understanding of and insight into their views on our compensation practices and their concerns. While shareholders recognize that the Company continues to operate in a turnaround in a very difficult and highly competitive retail environment, shareholders were particularly concerned with the following issues, which the Company believes resulted in the voting outcome for 2011:

•	A disconnect between executive pay and performance;

•	The one-time special financing award made by the Compensation Committee in 2010 to certain of our executives including our CEO; and

•

The 2010 year-over-year increase in total CEO compensation, which included the one-time special financing incentive award and the fair value of the CEO’s 2010 LTIP equity incentive award (restricted stock) compared to the fair value of her 2009 LTIP equity incentive award (stock options).

The Compensation Committee and the Company have since taken the following actions in response:

•	No 2012 salary increases were made for any NEO.

•

Our 2012 annual incentive financial performance goals are tied to achieving significant progress in operating results. The financial performance goals under our 2012 annual incentive plan are based on our achieving significant improvement in:

•	Adjusted operating income from ongoing operations;

•	Adjusted Return on Invested Capital, or “ROIC” (adjusted operating income from ongoing operations, divided by average indebtedness for borrowed money and average equity); and

•	Year-over-year revenue growth from ongoing comparable stores and from our direct business.

Financial performance goals under the 2011 annual incentive plan were not met and therefore no awards were made for fiscal 2011.

•	No equity incentive grant was made to our CEO for 2012.

•

The Long-Term Incentive Plan (LTIP) for 2012 was revised to consist entirely of Performance Restricted Stock Units (PSUs). The PSUs are tied to financial performance goals based on adjusted operating income from ongoing operations for fiscal 2012.

•	All stock options and time-based restricted stock awards were eliminated for the 2012 LTIP.

•

A “double trigger” was added to the 2012 LTIP equity incentive grants in the case of a change- in-control, meaning that there is no “automatic” vesting upon any change-in-control. Therefore, in the event of a change-in-control, PSUs convert to equity or cash value awards, at target values, and are subject to continued post change-in-control service vesting with possible subsequent acceleration in the event of a qualified termination of employment.

•

Excise tax gross ups will be eliminated entirely with the planned retirement of our CEO in 2012. The only officer of the Company with an excise tax gross-up has been our CEO, pursuant to her original 2007 employment agreement. The Committee does not intend to offer any new excise tax gross-ups.

•

No further “Special” Incentive Awards have been granted outside of our normal long-term incentive program. The special financing incentive award made in 2010 was a one-time incentive award based on the consummation and completion of the April 2010 BPW merger transaction which the Committee considered to be critical to the Company’s liquidity and financial position and this one-time award was based on the achievement of this important milestone. No comparable incentive award has been awarded outside of our normal long-term incentive program.

Executive Summary

2011 Business Highlights and Changes in Management

In fiscal 2011, the Company’s financial results were well below our expectations. We made continued progress in implementing our strategic initiatives designed to improve profitability. Some of these initiatives included:

•	Continued enhancements and adjustments to our product assortment to better resonate with our core customer;

•	Accelerated our store rationalization plan, identifying approximately 110 stores for closure, and closing 82 locations in 2011;

•	Completed the refresh and reimage of approximately 70 locations to date, including consolidations and downsizings, or approximately 15% of year-end square footage;

•	Continued expansion of our upscale outlet channel, opening 18 new locations in fiscal 2011 and ending the fiscal year with 43 upscale outlets;

•	Increased capital resources with a new $75 million term loan and extension of our $200 million secured revolving credit facility; and

•	Identified and began implementing approximately $40 million of an anticipated $50 million annualized cost reduction initiative to be completed in fiscal 2012.

Despite these efforts, our results for fiscal 2011 reflected challenging performance in a number of our merchandise categories and the impact of significant promotional activity.

In December 2011, we announced that our Board of Directors had begun the process of identifying a successor for our CEO who is retiring from the Company.

Overview of Fiscal 2011 Compensation

The results of our Say on Pay vote were only available after our 2011 Compensation Program had been established. However, actual fiscal 2011 compensation at the executive level was significantly lower than for fiscal 2010, due to the fact that operating performance fell significantly below expectations, and the incentive award values correspondingly declined as a function of the performance-based nature of our incentive compensation program.

For 2011, the Compensation Committee froze base salaries for our executive officers. In addition, the compensation received under the other two principal elements of our incentive compensation program — annual cash incentive opportunity and long-term incentive opportunity – were each significantly reduced year-over-year. Moreover, the Compensation Committee implemented certain changes in the 2011 executive compensation program to better align goals and rewards with actual Company performance, which resulted in the following:

•	Consistent with the Company’s performance, the Committee approved no salary increase in 2011 or in 2012 for our CEO or any other NEO;

•	No salary increase for our CEO since her hire date in 2007; and

•	Financial performance goals established by the Committee under the 2011 annual incentive plan were not met and therefore no awards were made for fiscal 2011.

In addition, there were no general salary increases from 2007 through mid-2010 for any of our executive officers (other than for promotions or significant changes in responsibilities), at which point a conservative merit increase was approved.

Base Salary

•

After considering our operating performance and our goal of further fostering a pay-for-performance approach, the Compensation Committee made no salary increases in 2011 for our executive officers, including our CEO, consistent with management’s recommendation.

•	The salary of our CEO has not been increased since she first joined the Company in 2007, and was positioned below market median going into 2011. (See “2011 Market Positioning” below.)

2011 Annual Cash Incentive Opportunity (MIP)

•

In fiscal 2011, the Committee approved an additional performance measure under the 2011 MIP based on Company “Revenue Growth”, which combined with the existing performance measures for adjusted operating income from ongoing operations and adjusted ROIC as used under the 2010 MIP, was intended to further strengthen the tie between our executive pay and overall Company performance.

•

Since the Company did not meet the threshold financial target for adjusted operating income from ongoing operations under our 2011 MIP, none of the Company’s executives received a cash bonus under the MIP for fiscal 2011 performance.

2011 Long-Term Incentive Opportunity (LTIP)

•

The total fair value of equity granted in 2011 to our CEO under our LTIP was approximately 32% less than granted to our CEO in 2010. The range percentage of total fair value of equity granted in 2011 to our NEOs under our 2011 LTIP was approximately 25% to 32% less than the total fair value of equity granted to those same NEOs in 2010.

•

The grant date fair value of the 2011 LTIP equity incentive grant for our CEO was below the survey market 25th percentile (based on a survey review by the Compensation Committee’s independent consultant provided in early 2012). The grant date fair value of the 2011 LTIP equity incentive awards for our other NEOs were positioned at or below the survey market median of that survey review.

•

The mix of 2011 LTIP equity awards was modified to add more “variable compensation risk” to the program. In fiscal 2010, equity grants under our LTIP program had been made in the form of time-based vesting restricted stock. In fiscal 2011, 60% of the total fair value was made in the form of stock options, which have no realized value unless the share price appreciates above the grant date option exercise price, and 40% of the total fair value was made in the form of time-based vesting restricted stock.

2011 Year-over-Year Decrease in Total Compensation

Collectively, the above actions resulted in a year-over-year reduction of approximately 53% in total compensation for our CEO as reported in the Summary Compensation Table at page 22 and a reduction of approximately 42% and 54% for those other officers who are identified as NEOs in this Form 10-K/A and who served throughout fiscal 2010 and fiscal 2011. For fiscal 2011, our CEO’s total annual compensation (base salary + bonus) and total direct compensation (base salary + bonus + 2011 LTIP value) were both positioned well below the survey market 25th percentile based on a market survey review by the Compensation Committee’s consultant provided in early 2012.

Share ownership guidelines were adopted in 2011, requiring substantial ownership levels of Company stock by executives

In fiscal 2011, the Compensation Committee adopted executive stock ownership guidelines, which apply to our NEOs as well as other senior executives in the Company. The guideline for the CEO for holding Talbots equity and equity equivalents is 5x base salary, to be achieved generally over 5 years. (See description below under “Executive Stock Ownership Guidelines”.)

Realized Pay Table

The table below supplements the Summary Compensation Table that appears on page 22 and demonstrates how our compensation program addresses a pay-for-performance approach. This table shows the compensation actually realized in fiscal years 2011, 2010 and 2009 by each officer identified as a NEO in this Form 10-K/A and who served throughout those fiscal years. This supplemental table also illustrates the impact that our below-target operating performance and stock price in fiscal 2011 had on realized compensation by facilitating a comparison of fiscal 2011 realized compensation with fiscal 2010 and fiscal 2009 realized compensation. This table is not intended to supersede or serve as a substitute for the Summary Compensation Table included in this Form 10-K/A, and should be read in conjunction with the Summary Compensation Table and all other tables and narrative disclosure provided in this Form 10-K/A.

Realized Pay Table

Name	Year	Base Salary ($)	MIP Bonus ($)	Other Bonuses ($)	Options, Restricted Stock Awards and Restricted Stock Unit Awards Vested in Fiscal Year (1) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total Compensation Realized ($)
Trudy F. Sullivan	2011	1,000,000	—	—	1,418,291	62,841	203,293	2,684,425
	2010	1,000,000	936,000	500,000	3,143,389	30,478	183,512	5,793,379
	2009	1,000,000	—	240,000	277,720	47,144	1,376,529	2,941,393
Michael Scarpa	2011	825,000	—	—	957,350	—	145,346	1,927,696
	2010	798,077	625,000	416,700	1,223,438	—	146,568	3,209,783
	2009	775,000	—	387,500	355,000	—	151,358	1,668,858
Richard T. O’Connell, Jr.	2011	525,000	—	—	834,658	330,670	65,628	1,755,956
	2010	511,538	300,000	333,300	918,835	295,357	68,831	2,427,861
	2009	474,771	—	75,000	52,138	269,585	60,111	931,605
Gregory Poole	2011	600,000	—	—	336,777	—	32,164	968,941
	2010	586,538	350,000	83,300	450,093	—	26,337	1,496,268
	2009	575,000	—	90,000	50,138	—	23,518	738,656
Lori Wagner	2011	625,000	—	—	324,877	—	23,942	973,819
	2010	611,538	230,000	83,300	475,606	—	25,119	1,425,563
	2009	600,000	—	60,000	22,925	—	20,018	702,943

(1)	Amounts shown represent the aggregate value of all stock options, restricted stock awards and restricted stock units that vested during the applicable fiscal year, regardless of when the awards were granted. The value of vested stock options is calculated by multiplying the number of shares vested by the positive difference, if any, between the exercise price and the closing price of Talbots common stock on the vesting date without regard to actual option exercise activity. The value of vested stock awards is calculated by multiplying the number of shares vested by the closing price of Talbots common stock on the vesting date. The amounts shown for equity awards and change in the value of pension are not necessarily amounts actually received by the executive during the fiscal year.
(2)	Amounts shown equal the amounts reported in the “All Other Compensation” column of the Summary Compensation Table.

The primary difference between this supplemental table and the standard Summary Compensation Table is the method used to value stock options and stock awards. SEC rules require that “grant date fair value” of all stock options and stock awards be reported in the Summary Compensation Table for the year of grant. As a result, a significant portion of the total compensation amounts reported in the Summary Compensation Table relates to stock options and stock awards that have not vested and for which the actual value is therefore uncertain (and, for stock options, could potentially have no value). In contrast, the supplemental table above includes only the potential actual value to the NEO related to stock options and stock awards that vested during the applicable fiscal year, regardless of when the awards were granted, and shows the actual value of those awards as of the vesting date. It should be noted that there is no guarantee that the NEOs will actually realize the value attributed to these awards even in this supplemental table, since the ultimate actual value of the stock options will depend on when the shares underlying the stock options are liquidated and for stock awards when the restricted shares are liquidated.

Role of the Compensation Committee, Management and Compensation Consultants

Our Compensation Committee, consisting solely of independent members of the Board of Directors, is responsible for establishing and administering the compensation program for our executive officers. The Committee is also responsible for ensuring that the total compensation paid to our executive officers is both competitive and performance-driven. Since 2002, the Compensation Committee has engaged Pearl Meyer & Partners (PM&P) to review our executive compensation program and to recommend any changes. PM&P is retained exclusively by the Compensation Committee.

The Compensation Committee obtains from its compensation consultant specific data and information concerning executive compensation practices, including:

•	Market data, compensation levels, structure and practices from a peer group and retail industry executive compensation surveys;

•	Recommendations on compensation programs, competitive pay, pay mix, annual and long-term incentive opportunity information and alternatives, and changes in the competitive marketplace; and

•	Recommendations concerning proposed long-term equity incentive award structure and levels.

The Compensation Committee also receives recommendations from our Chief Executive Officer and our senior human resources officer on proposed pay arrangements, proposed new executive hire compensation packages, pay mix, performance evaluations, changes in executive responsibilities, proposed annual compensation levels and proposed allocations of long-term equity award grant values and mix, but all decisions are ultimately made in the best judgment and discretion of the Committee. The Committee also receives recommendations from our CEO and our COO/CFO on proposed performance measures and financial targets under our annual cash incentive program and, as applicable, our LTIP.

The Compensation Committee considers all of this information and makes its decisions and judgments based on what it considers to be appropriate and in the best interest of our shareholders.

2011 Market Positioning

Each year, the Compensation Committee reviews and approves recommendations for pay changes for the CEO and each member of the Company’s senior leadership team, including the NEOs. On an annual basis, the Compensation Committee requests that the Committee’s independent compensation consultant, PM&P, develop competitive pay levels from both publicly-filed proxy data from the peer group and retail industry survey data and present it to the Committee. Each year, the Committee asks PM&P to update the competitive analysis for each of these positions. PM&P works with the Company’s senior human resources officer to ensure a proper understanding of the roles and responsibilities of each position reviewed.

Early in 2011 PM&P reviewed with the Committee compensation data relative to our CEO and ten other senior executive positions, including each of our NEOs. With the Company in a strategic turnaround mode, competitive data prepared by its compensation consultant has provided only one market data point among other factors considered by the Committee in making its compensation decisions.

In assembling competitive data against which to review Talbots executive pay for Talbots CEO and the other senior executives included in the reviewed group, the Committee’s independent compensation consultant used:

•	Compensation data from public filings of the peer group (comprised of 14 retail companies)[1]

•	Retail industry survey data[2]

Using the above data points, PM&P determined market consensus median as well as 25th percentile and 75th percentile pay levels, for each executive position. For Talbots CEO, COO/CFO and EVP/Chief Supply Chain Officer, the blend of market data was approximately one-half public filing information of the peer group and approximately one-half industry survey data; for Talbots Chief Creative Officer, who has since separated from the Company, the data used was based on public filing information of the peer group; and for all other Talbots executives in the reviewed group, market consensus was based on the industry survey data. The Compensation Committee did not rely on, and did not consider material, the specific data points provided by the underlying companies participating in such surveys.

[1]	The retail companies in this group were:

Abercrombie & Fitch	Coldwater Creek	Nordstrom, Inc.
American Eagle Outfitters	The Gap	Polo Ralph Lauren
Ann Inc.	J. Crew Group	Tiffany & Co.
Chico’s FAS	Liz Claiborne	Williams-Sonoma
Coach	Macy’s

[2]

The retail industry surveys reviewed by PM&P include: (i) Kenexa Specialty Retail Compensation Survey; (ii) HayGroup Retail Executive and Management Total Remuneration Report; and (iii) Towers Watson Top Management Compensation Survey Report.

The Compensation Committee believes that this peer group for executive compensation review purposes consists of companies with which the Company competes for executive talent and which more closely resemble our customer profile and operate primarily within the higher-end fashion retail market. The Committee also recognized, however, that historically total Company sales has been used to establish the comparator peer companies and that median 2009/2010 sales for the peer group were approximately $3.0 billion compared with $1.2 billion for Talbots. The Compensation Committee likewise recognized that, in providing market check data in reviewing executive compensation levels, PM&P also utilizes broader retail survey data. The Compensation Committee expects to continue to consider the makeup of the peer group.

Base salaries. Going into 2011, the market consensus positioning of our top eleven executive positions as a group was on average slightly above market median and below the 75th percentile. The salary of our CEO, which has not increased since our CEO first joined the Company in 2007, was positioned just below market median, with two NEOs at approximately market median, one NEO between market median consensus and the 75th percentile and two NEOs at or above the 75th percentile.

In setting base salary levels, the Committee takes into account external market factors (what our peer group companies pay for similar positions), internal parity, the level of experience and skill of each executive, individual performance and, for new hires from outside of the Company, the executive’s compensation at his or her prior employer. Thereafter, other than in connection with promotions or significant changes in responsibilities, increases in base salary are generally based solely on merit. The Committee believed that this position was appropriate as it reflected, for our CEO and our new executives hired over the past four years, the level of competitive compensation required to attract these executives, and with respect to our other executives, their tenure with us.

“Targeted” total annual compensation (salary and “target” potential annual incentive plan compensation “opportunity”) for our top eleven executive positions as a group was on average positioned above market median and below the 75th percentile of market consensus, and our CEO’s “targeted” total annual compensation was below market median. Two NEOs were +/- 15% of market median, two NEOs were above market median and one NEO was above the 75th percentile. However, “actual” total annual compensation including salary and the actual incentive payout for 2010 performance for this executive group was on average at approximately market consensus median. Our CEO’s “actual” total annual compensation (including salary and actual incentive payout) was positioned at the 25th percentile.

Total direct compensation (base salary, actual annual incentive payout for 2010 performance, and the fair value of our 2010 long-term equity incentive award) for our top eleven executive positions was on average below market median, with three NEOs within +/- 15% of market median, one NEO between median and the 75th percentile of market consensus, and one NEO below median of market consensus. Our CEO’s total direct compensation was positioned at the 25th percentile and 40% below market median.

Elements and Mix of Our Executive Compensation Program

Our executive compensation program consists of the following principal elements:

•	Base salary;

•	Annual cash incentive opportunity (or MIP); and

•	Long-term equity incentive opportunity (or LTIP).

In designing our overall program, the Compensation Committee applies the following principles:

Balance between short-term and long-term incentives. Our incentive program is balanced between our annual MIP cash incentive program, which ties payment to the achievement of annual financial goals, and our equity based LTIP that allows the Committee to grant different types of equity awards, including stock options, restricted stock and other stock-based awards. Equity grants are intended to provide long-term compensation tied specifically to increases in the price of the Company’s stock, thereby aligning interests of executives and shareholders.

The Committee believes that a substantial portion of each senior executive’s compensation should come from incentive pay and be “at risk”. For fiscal 2011, 76% of our CEO’s total direct compensation, at target performance, was variable compensation linked to our performance. For our other NEOs, on average 60% of total direct compensation, at target performance, was variable compensation linked to our performance:

As described further below, in 2011 the Company modified the equity awards granted under its LTIP to include 60% of the grant value in the form of stock options and 40% in restricted stock. In 2012, the Compensation Committee further modified the LTIP to provide equity incentive awards consisting entirely in the form of Performance Restricted Stock Units, with no stock options or time-based vesting restricted stock awards provided as part of the 2012 LTIP.

Competitiveness in the Marketplace. To ensure that we are competitive in both attracting and retaining our senior executives, the Committee reviews compensation and pay mix with our independent compensation consultant and against compensation survey data (see “2011 Market Positioning”). The target mix between annual and long-term incentives was approved by the Committee with the goal of improving both the Company’s annual financial performance (with 2011 annual financial goals represented primarily by adjusted operating income from ongoing operations, adjusted return on invested capital, and revenue growth from ongoing comparable stores and our direct channel) and long-term shareholder value creation (using equity incentive awards, rather than cash awards, to align better with the interests of our stockholders). This mix has been balanced by the Committee in this fashion to motivate both the achievement of the annual financial goals and to support our long-term strategic plan to increase shareholder value.

Compensation Elements

2011 Base Salary

We pay our executive officers a base salary as part of a competitive compensation package. The Compensation Committee reviews the salaries of our executive officers annually, as well as at the time of new appointments or promotions.

In setting base salary levels, the Committee takes into account external market factors (what our peer group companies pay for similar positions), internal parity, the level of experience and skill of each executive, individual performance and, for new hires from outside of the Company, the executive’s compensation at his or her prior employer. Thereafter, other than in connection with promotions or significant changes in responsibilities, increases in base salary are generally based solely on merit. The Committee believed that this positioning was appropriate as it reflected, for our CEO and our new executives hired over the past four years, the level of competitive compensation required to attract these executives, and with respect to our other executives, their tenure with us.

After considering our operating performance, senior management recommended to the Committee, and the Committee made, no salary increases in fiscal 2011 for any of our executive officers, including our CEO.

2011 Annual Cash Incentive Program (MIP)

Our Management Incentive Program, the “MIP,” is an annual cash incentive opportunity for executives that provides awards for achievement of Company financial performance goals and individual goals. Company financial performance goals are established by the Compensation Committee at the beginning of the fiscal year for payment the following year, based upon level of achievement. The Compensation Committee believes that achieving our annual business and financial objectives are important to executing our business strategy and delivering long-term value to shareholders.

In February 2011, the Compensation Committee approved three financial performance measures for the 2011 MIP: (i) adjusted operating income from ongoing operations (which excludes impairment, restructuring, merger-related charges, strategic initiative costs, changes in litigation accruals and extraordinary items); (ii) adjusted return on invested capital (which is adjusted operating income, as defined above, divided by average indebtedness for borrowed money plus average equity); and (iii) revenue growth (which is fiscal year 2011 revenue from ongoing comparable stores and from our direct business over such revenue for fiscal 2010). Revenue growth was an additional component of the MIP performance goals in 2011, and was included to align compensation also to top-line financial results at the Company.

The performance measure for adjusted income from ongoing operations was weighted at 35%, adjusted ROIC at 20% and revenue growth at 25%. This weighting was based on the Committee’s judgment that adjusted operating income from ongoing operations represented the primary financial metric to measure the Company’s achievement during its continued turnaround efforts in 2011, as well as reflecting the Board’s and management’s continuing emphasis on returning to profitability.

Our financial performance measures, as well as the relative weighting of performance measures, will continue to be reviewed by the Committee each year and may change based on the input and recommendations of the Board and management as well as the Committee’s own judgment as to the most important performance measures in achieving the Company’s strategic and operational goals. Target performance for each of the financial measures was established at a level equal to our Board-approved operating plan for 2011.

2011 MIP Performance Goals

Measures	Goals ($ thousands)			Weight	Actual Award Earned
	Threshold	Target	Maximum
Adjusted Operating Income from Ongoing Operations[1]	$33,375	$41,719	$50,062	35%	$0
Adjusted Return on Invested Capital (“ROIC”)[2]	15.7%	19.2%	22.6%	20%	$0
Total Revenue Growth[3]	5%	7%	10%	25%	$0
Individual/Business Unit	-- specific to individual --			20%	$0

[1]

Excludes impairment charges, restructuring charges, merger-related costs, costs and charges related to store re-image initiative, store segmentation initiative, store rationalization/store closings initiative, changes in litigation related accruals and extraordinary items.

[2]	Adjusted ROIC = adjusted operating income from ongoing operations (as defined above) ÷ (average debt + average equity).
[3]

Total Revenue Growth = FYE 2011 revenue – FYE 2010 revenue divided by FYE 2010 revenue. As to stores revenues, only comparable stores are included and stores closed or contemplated for closure are excluded for the full period.

Each performance measure category is computed independently of the other performance measures, and achievement against any one performance measure does not affect payout against any other performance measure. Actual achievement below “threshold” for any performance measure results in no award for that performance measure. Actual achievement above “threshold” and below “target”, or above “target” and below “maximum”, for any MIP performance measure would result in an incremental award for that performance measure. If actual achievement was below “threshold” for adjusted operating income from ongoing operations, no annual cash incentive award would be payable for any of the MIP performance measures.

For fiscal 2011, because “threshold” level was not achieved for adjusted operating income from ongoing operations, no awards were made to executives under the 2011 annual cash incentive program.

2011 Participant Target Rates

The individual target award percentages under the MIP are established generally at market median against market consensus data considered by the Committee’s compensation consultant as follows:

Executive	Target Award Percentage	2011 Actual Award Earned as % of Salary
Ms. Sullivan	150% of base salary	0%
Mr. Scarpa	100% of base salary	0%
Mr. O’Connell	75% of base salary	0%
Mr. Poole	75% of base salary	0%
Ms. Wagner	50% of base salary	0%
Mr. Smaldone	90% of base salary	0%

For each financial performance measure, a participant earns 50% of his or her target award if actual achievement equals “threshold”; 100% of his or her target award if achievement is equal to or above “target” performance; and 200% of his or her target award if achievement is equal to or above “maximum” performance. The Committee believed that this potential maximum award, if achieved against the maximum performance goals set by the Committee, would provide significant upside opportunity to participants for achieving outstanding performance and at the same time would generate material incremental value to our shareholders. Our CEO’s target award opportunity was changed by the Committee for fiscal year 2011 from 120% to 150%, as additional incentive to achieve superior results, with no payout if achievement is below threshold results.

Individual Performance

The Committee considers individual performance under the MIP, accounting for 20% of the weighting. Due to tax reasons, under the MIP executive officers are initially provided a maximum rating for individual performance. The Committee then considers the individual’s performance in his or her areas of responsibility and, based on the Committee’s own judgment and the recommendations of the CEO (other than as to the CEO’s own performance), the Committee will then generally adjust downward any MIP computed award for that executive officer.

The Committee considers the CEO’s evaluations on the performance of each of our executive officers (other than the CEO) and may approve or adjust, in its judgment, the CEO’s compensation recommendations. The Committee’s review is not formulaic and is based on the Committee’s judgment of the operational and financial performance in each NEO’s specific area of responsibility, as reported on to the full Board by the CEO and other NEOs from time-to-time, and recommendations from the CEO, other than with respect to the CEO’s own performance.

No Payouts under the 2011 Plan

In January 2012, the Committee determined that the Company’s fiscal 2011 financial results were below the established plan goal for adjusted operating income from ongoing operations, as well as for all performance metrics, and accordingly no payouts were made under the MIP.

2011 Long-Term Incentive Program (LTIP)

The Compensation Committee has historically used equity awards for its long-term incentive program. The Committee believes that:

•	equity awards align management with shareholder interests; and

•	the potential for value appreciation over time, combined with vesting over a period of years, promotes retention and management stability.

How Awards are Determined

Our long-term equity incentive awards have historically been made annually at the discretion of the Compensation Committee. The Committee determines, with the assistance of its outside consultant and input from our CEO and senior human resources officer, the form of and the amount of the equity award to be granted to executive officers, including the CEO. The CEO provides specific recommendations regarding grants to executives (other than herself) and other eligible employees. The Committee reviews such input and recommendations and determines all final equity awards to all eligible employees.

In February 2011, the Committee approved equity grants to management under its 2011 long-term incentive plan. In determining what equity awards to make in a given year, the Committee weighs competitive positioning, Company performance and stock price performance, annual equity grant rates (i.e., run rates and dilution), and availability of shares under our shareholder approved plan. These considerations for 2011 resulted in equity grants in the bottom quartile of the survey market compensation value for our CEO and our COO/CFO, and below median market value for our other NEOs who served throughout fiscal 2011.

The 2011 equity grants were made to executives and eligible associates as a mix of stock options (60%) and restricted stock (40%). Stock options made up a higher balance of the fiscal year 2011 equity award because stock options add more variable compensation risk to the program, as the executives and eligible associates are only rewarded if the market price of Talbots stock increases above the grant date exercise price, and stock options have no value if the stock price does not increase above the option exercise price. Restricted stock was also utilized, although at a lower percentage than stock options, because it provides readily valued securities at the time of grant, and provides incentive to increase share price and align with shareholder investment risk. The restricted stock and stock options each vest over three consecutive years in equal annual increments.

Values of the LTIP 2011 equity incentive grants were generally targeted to match values of the 2010 equity incentive grants. However, the restricted stock grants, in terms of matching to proposed target values, were purposely based by the Committee on the 90-day average Talbots share price determined as of fiscal year end 2010, rather than the share price on the date of grant, which resulted in lower actual grant date fair values due to the decrease in share price between fiscal year end and the grant date. Stock option target values were based on Black-Scholes values.

The Committee believes that an equity-based LTIP award creates the necessary alignment between our senior executives and shareholders, is intended to make it more likely to produce long-term value and share price appreciation, and provides our senior executives with long-term investment risk based on our performance.

The 2012 LTIP program consists entirely of performance restricted stock units, with no stock options or restricted stock (See “2011 Advisory Vote on Executive Compensation” above).

Pension Freeze/Retirement Benefits

As part of our continued cost containment efforts and to align our programs with evolving market practices, our Board made the decision in 2009 to freeze our defined benefit pension plans. As a result, all future benefit accruals under our defined benefit pension programs ceased for all participants and existing accrued pension benefits under those plans were frozen.

All of our executive officers are eligible to participate in our tax-qualified 401(k) plan (our RSVP). All of our executive officers are also eligible to participate in our Supplemental Savings Plan and our Deferred Compensation Plan, which are non-qualified defined contribution plans. As part of our cost reduction program, we suspended matching contributions under these plans for 2009. In 2010, the Compensation Committee decided to re-implement matching contributions to our RSVP, but only at 50% of the prior contribution level, which continued throughout 2011.

Executive Severance Arrangements

Under her 2007 employment agreement, our CEO is entitled to two times base salary plus two times annual target bonus in the event her employment is terminated without cause or for good reason either prior to or following a change-in-control. This severance protection was negotiated with our CEO and was consistent with the finding of the Committee’s independent compensation consultant that this severance benefit was reasonable for a CEO in light of general industry practices.

Our CEO has a right to a potential tax gross-up on any change-in-control, which was included in her original 2007 employment agreement. No other Talbots executive has any change-in-control tax gross-up provision. The Compensation Committee does not intend to provide any such change-in-control tax gross-up in any other future executive agreements, including for the CEO.

In 2007, the Compensation Committee also approved a severance program for senior executives at the level of senior vice president and above. Under this program, covered executives became entitled to severance protection of 1.5 times base salary (EVP level) or 1.0 times base salary (SVP level), plus health and welfare benefits for the severance period at the executive’s same participation rate. The Committee, working with our CEO and our senior human resources officer, believed that severance protection for this executive group was important in order to allow the management team to remain focused on their responsibilities in a time of turnaround. The level of severance protection was determined based on the recommendation of our CEO following a review of severance practices in the retail industry and general market data considered by Towers Watson & Co., which provides compensation consulting services for our management.

Each of our NEOs (other than our CEO who is covered under her employment agreement) also has a change-in-control agreement which provides twelve months’ severance (salary plus target bonus) and benefits continuation in the event employment is terminated without cause and, in the case of Mr. Scarpa, in the event of a termination for good reason, within twelve months following a change-in-control. If severance is provided under this agreement, no severance protection would apply under our general severance program.

Personal Benefits

Our executive compensation program provides perquisites that the Committee believes are competitive and reasonable.

Our CEO is entitled to an annual allowance under her 2007 employment agreement, including commuting expenses between her residence in New York and our Massachusetts headquarters as well as a housing allowance so long as she maintains both a New York and Boston residence, provided the total annual amount of such allowance in any year does not exceed $250,000 to which she is entitled under her agreement (of which $165,684 was used in 2011). The Committee considered this benefit package reasonable for a CEO in this industry based on discussions with its compensation consultant and the need for the CEO to spend substantial periods of time between New York and our headquarters.

Our other executive officers are entitled to receive financial counseling ranging from $2,500 to $3,500 annually, and each of our executive officers is also entitled to an auto allowance benefit, spread over two years, of between $39,700 and $42,000. In connection with the negotiation of his 2008 employment agreement and based on his spending considerable time between our New York and Hingham, Massachusetts locations, our COO/CFO is entitled to a housing allowance of $10,000 per month unless and until he relocates to the Hingham area.

Other 2011 Compensation Matters

Trudy Sullivan’s Separation Agreement

On December 5, 2011, the Company announced that Trudy Sullivan, President and CEO, will retire from the Company. Ms. Sullivan will continue to serve as President, Chief Executive Officer and a member of the Board until her retirement.

On December 4, 2011, the Company entered into a Separation Agreement with Ms. Sullivan that provides, as required by her existing employment agreement with the Company, dated June 28, 2007, as amended June 16, 2009, she will receive the following payments and benefits following her retirement date: (i) cash severance of $5,000,000, which equals two times the sum of her current base salary of $1,000,000 and target bonus of $1,500,000, payable in equal installments over the 24-month period following the retirement date (or, if a change-in-control were to occur prior to her retirement date, in a lump sum); (ii) the opportunity for a pro rata annual bonus for the fiscal year in which the retirement date occurs; (iii) continued medical, dental, disability and life insurance for up to 24 months following her retirement date; (iv) accelerated vesting under the Company’s Supplemental Executive Retirement Plan; (v) accelerated vesting of stock options; and (vi) 24 months of continued vesting of restricted stock. Ms. Sullivan continues to participate in the 2012 MIP prior to her retirement. No equity grants were made to her in 2012. The severance payments and benefits are subject to Ms. Sullivan’s execution and non-revocation of a waiver and release. Ms. Sullivan will continue to be subject to post-employment non-disclosure, non-solicitation of employees, vendors and suppliers, non-disparagement, non-competition and cooperation covenants.

All payments or benefits owed to Ms. Sullivan upon her departure from the Company are further described in the section “Potential Payments Upon Termination or Change-in-Control.”

Executive Stock Ownership Guidelines

In order to align executives’ interests with the interests of our shareholders, in 2011 the Compensation Committee adopted executive stock ownership guidelines, which apply to all of our NEOs as well as other senior executives in the Company. Executives are required to accumulate and hold a targeted number of shares of Talbots common stock or stock equivalents having a value established through a multiple of base salary. The multiples of base salary for our senior executives, including NEOs, are as follows:

CEO	5x base salary

COO/CFO and CCO	3x base salary

Executive Vice Presidents (EVPs)	2x base salary

The Committee’s objective is to have executives reach their ownership guideline not later than five years after implementation of the program. Executives who join the Company or are promoted to these senior officer-level grades after the implementation of the guidelines will have up to five years from the date of joining the Company or the date of promotion to attain the requisite number of shares specified in the guidelines. Compliance with the ownership guidelines is reviewed annually by the Compensation Committee. As part of the annual review in July 2011, it was determined that all executive officers, including NEOs, were in compliance or tracking to compliance with these guidelines.

Other Considerations

Adjustment or Recovery of Awards — Clawback Provisions

Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the SEC to direct the national securities exchanges to prohibit the listing of any security of an issuer that does not develop and implement a clawback policy. At this time, the SEC has not finalized rules related to clawback policies. Once the final rules are in place, the Company intends to adopt a clawback policy that fully complies with SEC regulations.

Further, under Section 304 of the Sarbanes-Oxley Act, if we are required to restate our financial results due to material noncompliance with any financial reporting requirements as a result of misconduct, the CEO and CFO could be required to reimburse the Company for (1) any bonus or other incentive-based or equity-based compensation received during the twelve months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of our securities during those twelve months.

Hedging Transactions

During fiscal 2011, none of our executive officers engaged in financial transactions designed to hedge or offset any decrease in the market value of equity securities granted as compensation or held by the officer. Moreover, the Dodd-Frank Act requires the SEC to adopt rules to mandate proxy disclosure regarding whether any employees or directors of the Company are permitted to purchase financial instruments designed to hedge or offset any decrease in the market value of equity securities granted as compensation or held by the employee or director. Once the final rules are in place, the Company intends to adopt a hedging policy that fully complies with SEC regulations.

Timing of Equity Grants

The Compensation Committee historically grants equity awards once each year, generally coinciding with a regularly scheduled Committee meeting. Other equity grants are made by the Committee during the course of the year at the time of promotions or new appointments or other special circumstances.

Tax Considerations

The Compensation Committee considers the deductibility of executive compensation under Internal Revenue Code Section 162(m), which provides that we may not deduct compensation of more than $1 million that may be paid to certain executives unless such compensation qualifies as performance-based within the meaning of Section 162(m). The Committee’s general policy is to structure executive compensation (including target awards under our annual cash incentive program and stock option grants under our LTIP, but not restricted stock) to be tax deductible. However, the Committee also believes that in certain circumstances, such as our restricted stock grants historically made as part of our LTIP as well as compensation structure to attract or retain executives or to recognize outstanding performance, it may be important to compensate one or more key executives above tax deductible limits.

COMPENSATION COMMITTEE REPORT

The following Report of the Compensation Committee is not deemed incorporated by reference by any general statement incorporating by reference the Company’s Annual Report on Form 10-K filed on April 12, 2012 or this Amendment No. 1 thereto into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either of such Acts.

The Compensation Committee has reviewed and discussed with our management the above Compensation Discussion and Analysis and, based on its review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee of the Board of Directors Gary M. Pfeiffer (Chairperson) John W. Gleeson Andrew H. Madsen

SUMMARY COMPENSATION TABLE FOR FISCAL 2011

The following table provides information concerning the compensation of the Chief Executive Officer, the Chief Financial Officer, the three other most highly compensated executive officers and one former executive officer (the NEOs).

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Trudy F. Sullivan	2011	1,000,000	—	642,682	1,019,658	—	62,841	203,293	2,928,474
President and Chief	2010	1,000,000	—	3,618,770	—	1,436,000	30,478	183,512	6,268,760
Executive Officer	2009	1,000,000	240,000	—	290,005	—	47,144	1,376,529	2,953,678

Michael Scarpa	2011	825,000	—	395,257	627,096	—	—	145,346	1,992,699
Chief Operating Officer,	2010	798,077	—	2,338,094	—	1,041,700	—	146,568	4,324,439
Chief Financial Officer	2009	775,000	387,500	—	203,438	—	—	151,358	1,517,296
and Treasurer

Richard T. O’Connell, Jr.	2011	525,000	—	158,104	250,841	—	330,670	65,628	1,330,243
Executive Vice President,	2010	511,538	—	1,328,554	—	633,300	295,357	68,831	2,837,580
Real Estate, Legal, Store Planning and Design and Construction, and Secretary	2009	474,771	75,000	118,000	115,940	—	269,585	60,111	1,113,407

Gregory Poole	2011	600,000	—	158,104	250,841	—	—	32,164	1,041,109
Executive Vice President, Chief Supply Chain Officer	2010	586,538	—	738,662	—	433,300	—	26,337	1,784,837

Lori Wagner	2011	625,000	—	144,928	229,936	—	—	23,942	1,023,806
Executive Vice President, Chief Marketing Officer

Michael Smaldone Former Chief Creative Officer	2011 2010 2009	562,500 736,538 725,000	— — 130,000	289,856 1,280,662 —	459,873 — 203,438	— 583,300 —	— 8,044 14,166	1,180,664 24,722 21,691	2,492,893 2,633,266 1,094,295

The information in the following footnotes explains the amounts reflected in the Summary Compensation Table for fiscal 2011. Unless otherwise specifically noted in the footnotes below, information regarding the amounts reflected for fiscal 2010 and fiscal 2009 can be found in our Proxy Statement relating to last year’s Annual Meeting of Shareholders, filed with the SEC on April 8, 2011, and our Proxy Statement relating to our 2010 Annual Meeting of Shareholders, filed with the SEC on April 26, 2010.

Salary (Column (C))

The NEOs may defer a portion of their salary (column (C)) into our RSVP (401(k) savings plan), Supplemental Savings Plan and Deferred Compensation Plan.

The fiscal 2011 salary for Mr. Smaldone included in column (C) reflects the amount earned prior to his termination of employment with the Company.

Stock Awards (Column (E))

Amounts shown for fiscal 2011 reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation for restricted stock awards granted during fiscal 2011.

Amounts in this Column (E) reflect restricted stock values that represented 40% of the equity grants awarded under the Company’s long-term incentive program. The restricted stock vests in one-third increments over three consecutive years beginning on the first anniversary of the award date, April 4, 2011, subject to continued employment through that date, provided that Ms. Sullivan’s restricted stock award will vest in the manner described under the heading “Trudy Sullivan’s Separation Agreement” in the Compensation Discussion and Analysis.

Amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For restricted stock, fair value was calculated using the closing price of our common stock on the grant date. Additional information concerning our accounting for restricted stock is included in Note 6 to our 2011 Annual Report on Form 10-K. Dividends are taken into account in arriving at the fair value of restricted stock and, therefore, any dividends paid with respect to these awards would not be separately disclosed under column (I) as “All Other Compensation.” No dividends were paid during fiscal 2011. Since these amounts reflect our accounting expense, they do not correspond to the actual value that will be recognized by the named executive officers.

The stock award granted to Mr. Smaldone in fiscal 2011 was forfeited upon his termination of employment with the Company as described under “Outstanding Equity Awards at 2011 Fiscal Year-End.”

Option Awards (Column (F))

Amounts shown for fiscal 2011 reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock option awards granted during fiscal 2011.

Amounts in Column (F) reflect stock option values that represented 60% of the equity grants awarded under the Company’s long-term incentive program. The stock options vest in one-third increments over three consecutive years beginning on the first anniversary of the award date, April 4, 2011, subject to continued employment through that date, provided that Ms. Sullivan’s options will vest in the manner described under the heading “Trudy Sullivan’s Separation Agreement” in the Compensation Discussion and Analysis.

Amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to option grants refer to Note 6 to our 2011 Annual Report on Form 10-K.

The option award granted to Mr. Smaldone in fiscal 2011 was forfeited upon his termination of employment with the Company as described under “Outstanding Equity Awards at 2011 Fiscal Year-End.”

Non-Equity Incentive Plan Compensation (Column (G))

The financial performance measures established under the Company’s annual incentive program (“MIP”) for fiscal 2011 were not met and, as a result, no awards were made to executives under the MIP.

Change in Pension Value and Nonqualified Deferred Compensation Earnings (Column (H))

Amounts in this column for fiscal 2011 reflect the increase in the actuarial value of defined pension benefit plans (including supplemental plans) for each NEO during fiscal 2011. Actuarial value computations are based on assumptions discussed in Note 16 to our 2011 Annual Report on Form 10-K. In February 2009, as part of our cost-saving initiatives, our Board made the decision to freeze the tax-qualified Pension Plan and our non-qualified Supplemental Executive Retirement Plan with respect to all participants. Effective May 1, 2009, benefit accruals under the Pension Plan and the Supplemental Executive Retirement Plan ceased for all participants, and the accrued benefits under these plans were frozen as of that date. Mr. Scarpa, Mr. Poole and Ms. Wagner are not eligible to participate in either our tax qualified Pension Plan or our non-qualified Supplemental Executive Retirement Plan. For more information regarding our qualified and non-qualified pension plans and the impact of the freeze on participants’ benefit accruals, see “Pension Benefits for Fiscal 2011” below.

No above-market rates (as defined in SEC rules) were earned under our non-qualified defined contribution or deferred compensation plans in fiscal 2011.

All Other Compensation (Column (I))

The amounts reported in this column represent the aggregate dollar amount for fiscal 2011 for each NEO for perquisites and other personal benefits, tax reimbursements, our contributions to our tax qualified RSVP 401(k) savings plan, separation payments in connection with employment termination, and life insurance. The following table shows the specific amounts included in the All Other Compensation column for fiscal 2011.

ALL OTHER COMPENSATION

Name	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Our Contributions to Defined Contribution Savings Plans ($)	Payments in Connection with Termination ($)	Life Insurance ($)
Ms. Sullivan	165,684	15,144	—	—	22,465
Mr. Scarpa	145,178	—	—	—	168
Mr. O’Connell	61,785	—	3,675	—	168
Mr. Poole	28,321	—	3,675	—	168
Ms. Wagner	20,099	—	3,675	—	168
Mr. Smaldone	15,385	—	2,810	1,162,357	112

The aggregate value of perquisites and other personal benefits for Ms. Sullivan in 2011 was $165,684. This amount comprised: auto allowance ($24,850), commuting and private carriage ($39,028), housing allowance ($98,184), residential security ($1,320), a Company contribution to Ms. Sullivan’s health savings account ($1,200), and the par value issuance cost of restricted stock ($1,102). Ms. Sullivan received tax reimbursement on her life insurance policy ($15,144).

The aggregate value of perquisites and other personal benefits for Mr. Scarpa in fiscal 2011 was $145,178. This amount comprised: auto allowance ($21,000), housing allowance ($120,000), financial counseling ($3,500) and the par value issuance cost of restricted stock ($678).

The aggregate value of perquisites and other personal benefits for Mr. O’Connell in fiscal 2011 was $61,785. This amount comprised: auto allowance ($19,850), financial counseling ($825), the par value issuance cost of restricted stock ($271), and the value attributable to supplemental medical/dental plan benefits ($40,839).

The aggregate value of perquisites and other personal benefits for Mr. Poole in fiscal 2011 was $28,321. This amount comprised: auto allowance ($19,850), financial counseling ($7,000), a Company contribution to Mr. Poole’s health savings account ($1,200), and the par value issuance cost of restricted stock ($271).

The aggregate value of perquisites and other personal benefits for Ms. Wagner in fiscal 2011 was $20,099. This amount comprised: auto allowance ($19,850) and the par value issuance cost of restricted stock ($249).

The aggregate value of perquisites and other personal benefits for Mr. Smaldone in fiscal 2011 was $15,385. This amount comprised: auto allowance ($14,888) and the par value issuance cost of restricted stock ($497). Mr. Smaldone’s employment with the Company ceased effective September 7, 2011. In connection with his termination of employment and pursuant to his Severance Agreement entered into in December 2007, Mr. Smaldone became entitled to a total severance payment of $1,125,000 plus accrued vacation of $26,668. Also reflected in Column (I) are the amounts for benefits coverage during the severance period for medical and dental coverage of $10,689. For further information regarding the payments to which Mr. Smaldone became entitled in connection with his termination of employment, see the section “Potential Payments Upon Termination or Change-in-Control”.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL 2011

The following table provides information concerning the equity awards granted to each of our NEOs under our long-term incentive program and potential annual performance awards under our MIP in fiscal 2011.

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Name		Date of Compensation Committee Approval	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)

	Grant Date		Threshold	Target	Maximum
			($)	($)	($)
Trudy F. Sullivan	4/4/2011	2/24/2011				110,237			642,682
	4/4/2011	2/24/2011					236,032	5.83	1,019,658
			750,000	1,500,000	3,000,000
Michael Scarpa	4/4/2011	2/24/2011				67,797			395,257
	4/4/2011	2/24/2011					145,161	5.83	627,096
			412,500	825,000	1,650,000
Richard T. O’Connell, Jr.	4/4/2011	2/24/2011				27,119			158,104
	4/4/2011	2/24/2011					58,065	5.83	250,841
			196,875	393,750	787,500
Gregory Poole	4/4/2011	2/24/2011				27,119			158,104
	4/4/2011	2/24/2011					58,065	5.83	250,841
			225,000	450,000	900,000
Lori Wagner	4/4/2011	2/24/2011				24,859			144,928
	4/4/2011	2/24/2011					53,226	5.83	229,936
			156,250	312,500	625,000
Michael Smaldone	4/4/2011	2/24/2011				49,718			289,856
	4/4/2011	2/24/2011					106,452	5.83	459,873
			337,500	675,000	1,350,000

Grant Date and Date of Compensation Committee Approval (Columns (B) and (C))

On February 24, 2011, at its regularly scheduled first quarter meeting, the Compensation Committee approved the Company’s 2011 equity awards and established an April 4, 2011 grant date (the first business day following the expiration of the Company’s blackout period after the public release of earnings and filing of our 2010 Annual Report on Form 10-K).

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (Columns (D) through (F))

The amounts in Columns (D) through (F) for the 2011 MIP awards represent the potential threshold, target and maximum cash incentive awards under the MIP for each NEO based on fiscal 2011 performance. For fiscal 2011, none of the performance measures exceeded the “threshold” level and as a result no awards were made under the MIP. A discussion of the material terms of our MIP applicable to fiscal 2011, including a description of the performance goals, incentive participation rates and the manner in which any amounts earned under the plan were to be determined is included above under “2011 Annual Cash Incentive Program (MIP)” in the Compensation Discussion and Analysis.

All Other Stock Awards (Column (G))

All restricted stock grants shown in this column were granted in fiscal 2011 under our 2003 Executive Stock Based Incentive Plan, as amended, as part of our long-term incentive program. These stock awards vest in one-third increments over three consecutive years beginning on the first anniversary of the grant date. Each executive that holds outstanding shares of restricted stock has the right to dividends and to vote with respect to those shares. All unvested shares of restricted stock automatically vest upon a change-in-control. Additional details regarding the 2011 stock awards are included under “2011 Long-Term Incentive Program (LTIP)” in the Compensation Discussion and Analysis.

All Other Option Awards (Column (H))

All stock option awards shown in the column were granted in fiscal 2011 under our 2003 Executive Stock Based Incentive Plan, as amended, as part of our long-term incentive program. Stock options vest in one-third increments over the first three years of a ten year option term. Holders of unexercised stock options have no rights as stockholders, including no voting rights or dividend rights. All unvested options automatically vest upon a change-in-control. Additional details regarding the 2011 stock options are included under “2011 Long-Term Incentive Program (LTIP)” in the Compensation Discussion and Analysis.

Exercise or Base Price of Option Awards (Column (I))

This column shows the exercise price for stock options granted in fiscal 2011, which was the closing price of our common stock on the grant date of the options.

Grant Date Fair Value of Stock and Option Awards (Column (J))

This column shows the full grant date fair value of the restricted stock and stock option awards under FASB ASC Topic 718, granted to each of the NEOs in fiscal 2011. Generally, the full grant date fair value is the amount that we will expense in our financial statements over the award’s vesting period.

For restricted stock awards, fair value was calculated using the closing price of our common stock on the grant date. For stock option awards, fair value was calculated using the Black-Scholes value on the grant date. The fair value shown for restricted stock and stock option awards granted in fiscal 2011 is accounted for in accordance with FASB ASC Topic 718. For additional information on the valuation of these awards, including valuation assumptions, refer to Note 6 in our 2011 Annual Report on Form 10-K. These amounts reflect our accounting expense and do not correspond to the actual value that will be recognized by the NEOs.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

The following table provides information concerning the current holdings of unexercised and/or unvested stock options, restricted stock and unvested shares of performance-accelerated restricted stock (PARS) for each of the NEOs as of the end of fiscal 2011. The market value of restricted stock and PARS is based on the closing market price of our common stock on the NYSE as of January 27, 2012 (the last trading day of our 2011 fiscal year), which was $3.29 per share.

(A)	(B)	(C)	(D)	(E)	(F)	(G)		(H)	(I)	(J)
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable Options (#)	Number of Securities Underlying Unexercised and Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Trudy F. Sullivan	325,000	—		22.70	8/7/2015
	76,100	—		9.93	3/14/2018
	124,733	62,367		2.36	4/30/2019
						150,000	(G.4)	493,500
		236,032		5.83	4/4/2021	110,237	(G.5)	362,680
Michael Scarpa	75,000	—		2.00	12/4/2018
	87,500	43,750		2.36	4/30/2019
						83,334	(G.4)	274,169
	—	145,161		5.83	4/4/2021	67,797	(G.5)	223,052
Richard T. O’Connell, Jr.	46,000	—		35.80	3/7/2012
	35,000	—		25.00	3/13/2013
	35,000	—		33.92	3/11/2014
	35,000	—		31.62	3/11/2015
	35,000	—		25.56	3/3/2016
	60,000	—		24.91	3/9/2017	20,000	(G.1)	65,800
	30,400	—		9.93	3/14/2018
	49,866	24,934		2.36	4/30/2019	25,000	(G.3)	82,250
						33,334	(G.4)	109,669
	—	58,065		5.83	4/4/2021	27,119	(G.5)	89,222
Gregory Poole	15,000	—		12.31	6/23/2018
	24,933	24,934		2.36	4/30/2019
						33,334	(G.4)	109,669
	—	58,065		5.83	4/4/2021	27,119	(G.5)	89,222
Lori Wagner	15,000	—		10.78	3/31/2018	8,750	(G.2)	28,788
	24,933	24,934		2.36	4/30/2019
						33,334	(G.4)	109,669
	—	53,226		5.83	4/4/2021	24,859	(G.5)	81,786
Michael Smaldone	15,000	—		12.85	10/21/2014
	87,500	—		2.36	10/21/2014

Option Awards (Columns (B), (C), (E) and (F))

As shown in the table below, unless otherwise noted, all stock option awards reflected in these columns for our NEOs either vested or will vest in one-third annual increments over the first three years of the ten year (or, in one instance, eight year) option term, provided that Ms. Sullivan’s stock options will vest in the manner described under the heading “Trudy Sullivan’s Separation Agreement” in the Compensation Discussion and Analysis. Unvested options automatically vest upon a change-in-control.

Option Expiration Date	1st Vesting Date	2nd Vesting Date	3rd Vesting Date
3/7/2012	3/7/2003	3/7/2004	3/7/2005
3/13/2013	3/13/2004	3/13/2005	3/13/2006
3/11/2014	3/11/2005	3/11/2006	3/11/2007
10/21/2014*	12/17/2008	12/17/2009	12/17/2010
10/21/2014*	4/30/2010	4/30/2011	N/A
3/11/2015	3/11/2006	3/11/2007	3/11/2008
8/7/2015	8/7/2008	8/7/2009	8/7/2010
3/3/2016	3/3/2007	3/3/2008	3/3/2009
3/9/2017	3/9/2008	3/9/2009	3/9/2010
3/14/2018	3/14/2009	3/14/2010	3/14/2011
3/31/2018	3/31/2009	3/31/2010	3/31/2011
6/23/2018	6/23/2009	6/23/2010	6/23/2011
12/4/2018	12/4/2009	12/4/2010	12/4/2011
4/30/2019	4/30/2010	4/30/2011	4/30/2012
4/4/2021	4/4/2012	4/4/2013	4/4/2014

*	The options expiring on October 21, 2014 reflect the expiration date related to the termination of Mr. Smaldone’s employment. Pursuant to his Severance Agreement entered into in December 2007, Mr. Smaldone has until October 21, 2014 to exercise options that had vested prior to his termination date. Unvested options held by Mr. Smaldone at the time of his termination were forfeited. The vesting dates shown for options expiring on October 21, 2014 are actual vesting dates achieved by Mr. Smaldone prior to his termination.

Stock Awards (Columns (G) and (H))

As indicated in the footnotes below, all awards reflected in column (G) represent restricted stock or PARS. PARS shown in column (G) were subject to possible earlier vesting based on achievement of the specified performance metric measured as of the end of the three-year period following the grant date, and if not earlier vested, PARS would vest five years from the grant date, subject to continued employment. Restricted stock automatically vests upon a change-in-control. The footnotes below indicate the specific vesting schedules for each grant of time-vested restricted stock and PARS.

(G.1) PARS granted on March 9, 2007, which vested on March 9, 2012.

(G.2) Restricted stock granted on March 31, 2008 to Ms. Wagner. These shares vested on March 31, 2012.

(G.3) Restricted stock granted on April 30, 2009 to Mr. O’Connell. These shares vested on April 30, 2012.

(G.4) Restricted stock granted on February 26, 2010, which vests over a three year period. Of these remaining restricted shares, one-half vested on February 26, 2012 and one-half will vest on February 26, 2013. Restricted stock granted to Ms. Sullivan will vest in the manner described under the heading “Trudy Sullivan’s Separation Agreement” in the Compensation Discussion and Analysis.

(G.5) Restricted stock granted on April 4, 2011, which vests over a three year period. One-third of these shares vested on April 4, 2012; one-third will vest on April 4, 2013; and one-third will vest on April 4, 2014. Restricted stock granted to Ms. Sullivan will vest in the manner described under the heading “Trudy Sullivan’s Separation Agreement” in the Compensation Discussion and Analysis.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2011

The following table provides information concerning stock option exercises and the vesting of restricted stock, PARS, and restricted stock unit awards for each of the NEOs during fiscal 2011.

(A)	(B)	(C)	(D)	(E)_
	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares	Realized	Shares	Realized
	Acquired on	on	Acquired on	on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Trudy F. Sullivan	—	—	199,585	1,229,943
Michael Scarpa	—	—	177,150	825,225
Richard T. O’Connell, Jr.	—	—	125,009	759,360
Gregory Poole	—	—	48,766	261,479
Lori Wagner	—	—	40,016	249,579
Michael Smaldone	—	—	47,933	298,565

Value Realized on Vesting (Column (E))

The amounts in column (E) reflect the number of shares vested multiplied by the market value per share on the vesting date. The value realized on vesting reflects the amounts received before payment of any applicable withholding tax or broker commissions.

PENSION BENEFITS FOR FISCAL 2011

The following table provides information for each of the NEOs with respect to our pension plans:

•	The Talbots, Inc. Pension Plan (“Pension Plan”), and

•	The Talbots, Inc. Supplemental Executive Retirement Plan (“SERP”)

For purposes of quantifying the present values of accumulated benefits discussed below, the valuation method and material assumptions discussed in Note 16 to our 2011 Annual Report on Form 10-K were used.

(A)	(B)	(C)	(D)	(E)
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Trudy F. Sullivan	Pension	1	37,416	0
	SERP	1	334,378	0
Michael Scarpa	Pension	0	0	0
	SERP	0	0	0
Richard T. O’Connell, Jr.	Pension	22	704,481	0
	SERP	22	1,044,200	0
Gregory Poole	Pension	0	0	0
	SERP	0	0	0
Lori Wagner	Pension	0	0	0
	SERP	0	0	0
Michael Smaldone	Pension	1	0	0
	SERP	1	0	0

Fiscal 2011 Defined Benefit Pension Plans

Effective May 1, 2009, benefit accruals under the Pension Plan and the SERP ceased for all participants, and the accrued benefits under these plans were frozen as of that date; however, participants’ service after the effective date of the freeze continues to be taken into account under these plans for purposes of vesting and eligibility for early retirement benefits. The values reflected above in Column (C) of the “Pension Benefits for Fiscal 2011” Table represent the credited years of service each NEO has accrued for purposes of benefit accrual.

For purposes of vesting and eligibility for early retirement benefits, each of the NEOs who is a participant in our defined benefit pension plans has accrued the following number of years of service: Ms. Sullivan, 4 years and Mr. O’Connell, 25 years. Mr. Smaldone had 4 years of vesting service at the time he ceased employment with the Company in 2011. Mr. Smaldone terminated employment with the Company prior to vesting in his accrued benefit under the Pension Plan and the SERP and, as a result, he will not be entitled to a benefit under either plan.

Pension Plan

Our NEOs who participated in the Pension Plan during fiscal 2011 were Ms. Sullivan, Mr. Smaldone, and Mr. O’Connell. Mr. Scarpa, Mr. Poole and Ms. Wagner were ineligible to participate as a result of a freeze on participation that was implemented with respect to any employees hired on and after January 1, 2008. The annual retirement benefit (payable as a single life annuity at the normal retirement age of 65) is determined under the following formula:

1.15% of average final compensation up to covered compensation plus

1.60% of average final compensation in excess of covered compensation times

Years of credited service (or fraction) up to 30 years

less

Any predecessor plan benefit.

Average final compensation is the average of a participant’s five highest years of compensation within the last ten years of service; however, due to the freeze, compensation paid after April 30, 2009 is not taken into account for purposes of determining average final compensation. Covered compensation is the average of the taxable wage base (as published by the IRS) in effect for each calendar year during the period (up to 35 years) ending with the year in which the participant attains Social Security retirement age.

Compensation means base salary and bonus paid by the Company during the plan year and also includes pre-tax contributions made by the executive under the RSVP (401(k) savings plan) and any other salary reductions made under our cafeteria plan. Severance pay and deferrals to the Deferred Compensation Plan are not included in compensation. As noted above, compensation paid after April 30, 2009 is not taken in account.

The annual compensation of each participant (including each of the eligible NEOs) that can be taken into account under the Pension Plan is limited by IRS rules.

For purposes of determining optional forms of payment, except lump sum payments, the following actuarial assumptions are used: 1984 Unisex Pension Mortality Table with a two year set back in age and an interest rate of 7.5%.

For purposes of determining lump sum payments, the actuarial assumptions prescribed under Internal Revenue Code (“IRC”) Section 417(e) are used. A participant may receive a lump sum payment if the present value of his or her benefit is not more than $5,000.

A participant is generally credited with a year of service for each year in which he or she completed 1,000 hours of service. A participant vests in his or her benefit under the Pension Plan upon completing five years of vesting service.

Due to the freeze of the Pension Plan, participants are not credited with any service under the Retirement Plan following April 30, 2009 for purposes of benefit accrual. However, participants’ service after April 30, 2009 continues to be taken into account under the Pension Plan for purposes of vesting and eligibility for early retirement benefits.

A participant who is vested in his or her benefit upon termination from employment is eligible to receive benefits beginning at normal retirement age (age 65) or a reduced benefit beginning at age 55. For a participant who continued to work for the Company after reaching age 65, the participant’s compensation and years of service after age 65 were taken into account in determining his or her benefit. However, as a result of the freeze of the Pension Plan, compensation and service after April 30, 2009 are no longer taken into account.

If a participant retires between ages 55 and 65 with at least 10 years of vesting service, he or she is eligible for a subsidized early retirement benefit payable at any time before age 65. The amount of the normal retirement benefit will be reduced by 2% for each of the first 3 years, and by 4% for each of the next 7 years, that payment begins before age 65. However, if a participant begins receiving benefits before age 65 but is not eligible for a subsidized early retirement benefit, the normal retirement benefit will be reduced by 6% for each of the first 5 years, and by 4% for each of the next 5 years, that payments begin before age 65. Of the NEOs who participated in the Pension Plan at the end of fiscal 2010, Mr. O’Connell has reached age 55 and completed at least 10 years of vesting service and is therefore eligible for the subsidized early retirement benefit if he terminates employment before age 65.

The normal form of benefit for an unmarried participant is a single life annuity. The normal form of benefit for a married participant is a 50% qualified joint and survivor annuity. This joint annuity is a reduced amount to take into account that payments will be made to the participant’s spouse after the participant dies. The optional forms of payment include a single life annuity, a contingent annuity (50%, 75%, or 100%) and a period certain annuity.

Supplemental Executive Retirement Plan

Various provisions of the IRC limit the amount of compensation used in determining the amount of benefits that can be paid under the Pension Plan. In addition, any compensation deferred under our Deferred Compensation Plan may also not be taken into consideration for purposes of determining the amount of benefits to be paid under the Pension Plan. We established the SERP to pay that part of the pension benefit that cannot be paid to our senior executives as a result of the IRC limitation on compensation and the exclusion of deferrals to the Deferred Compensation Plan.

Key management employees, including all Talbots vice presidents and above, whose benefits under the Pension Plan either (a) are limited by tax rules or (b) would have been increased due to the inclusion of deferrals to the Deferred Compensation Plan in his or her average final compensation, are eligible to participate in the SERP. Ms. Sullivan, Mr. O’Connell and Mr. Smaldone participated in the SERP during fiscal 2011. A freeze on participation in the SERP was implemented with respect to any employees hired on and after January 1, 2008. As a result, Mr. Scarpa, Mr. Poole and Ms. Wagner do not participate in the SERP. As with the Pension Plan, benefit accrual under the SERP was frozen with respect to all then-current participants effective May 1, 2009. As previously reported, in 2009, pursuant to her employment agreement, Ms. Sullivan became entitled to a substantially comparable replacement benefit as reasonably determined by the Compensation Committee as a result of this freeze with respect to future benefit accruals under the Plan.

Under the SERP, a participant is entitled to receive the difference between (i) the amount under the Retirement Plan that he or she would have received but for the application of the IRC limit on compensation or the exclusion of deferrals to the Deferred Compensation Plan, and (ii) the benefit that he or she is actually entitled to under the Pension Plan (plus the benefit payable under a predecessor’s supplemental executive retirement plan).

Benefits under the SERP are determined using the same actuarial assumptions that are used to determine benefits under the Pension Plan.

A participant is generally credited with a year of benefit service for each year in which he or she completed 1,000 hours of service. We do not have a policy or historical practice of granting additional years of credited service to executive officers, although in certain instances we may contractually agree to provide additional service upon a termination without cause or for good reason. A participant vests in his or her benefit under the SERP upon completing five years of vesting service, subject to earlier vesting as may be contractually provided under the SERP in the event of certain events such as a change-in-control, termination without cause or for good reason, or disability or death. Of the NEOs that are participants in the SERP, Mr. O’Connell is vested in his benefits. Ms. Sullivan is not yet vested in her benefits however, pursuant to her agreement with the Company described under the heading “Trudy Sullivan’s Separation Agreement” in the Compensation Discussion and Analysis, Ms. Sullivan will vest in her SERP benefit upon her separation from the Company.

Until December 31, 2008, a participant’s benefit under the SERP was paid in the same form and at the same time benefits were paid under the Pension Plan, subject to any restrictions on timing of payment under IRC 409A (which concerns the permissible timing of payment of deferred compensation). As of January 1, 2009, the timing and form of payment for the Pension Plan and the SERP are required to be made pursuant to separate elections. Unless a participant elects an actuarially equivalent optional form of annuity prior to commencement of his or her SERP benefit, the participant’s SERP benefit will be paid in the form of a single life annuity on the later of the (i) first day of the seventh month following the participant’s termination from employment, or (ii) the first day of the month following the participant’s attainment of age 55 after termination from employment.

NON-QUALIFIED DEFERRED COMPENSATION FOR FISCAL 2011

The following table provides information with respect to the following non-qualified defined contribution plans for each of our NEOs:

•	The Talbots, Inc. Supplemental Savings Plan (“Supplemental Savings Plan” or “SSP”) and

•	The Talbots, Inc. Deferred Compensation Plan (“Deferred Compensation Plan” or “DCP”).

(A)		(B)	(C)	(D)	(E)	(F)
Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Trudy F. Sullivan	SSP	0	0	1,604	0	52,406
	DCP	0	0	0	0	0
Michael Scarpa	SSP	0	0	0	0	0
	DCP	0	0	0	0	0
Richard T. O’Connell, Jr.	SSP	0	0	3,937	33,630	475,592
	DCP	0	0	7,864	64,380	509,273
Gregory Poole	SSP	0	0	0	0	0
	DCP	0	0	0	0	0
Lori Wagner	SSP	0	0	0	0	0
	DCP	0	0	0	0	0
Michael Smaldone	SSP	0	0	0	0	0
	DCP	0	0	0	0	0

Executive Contributions in Last Fiscal Year (Column (B))

During fiscal 2011, none of the NEOs made contributions to the Supplemental Savings Plan, or the Deferred Compensation Plan.

Registrant Contributions in Last Fiscal Year (Column (C))

As reported in 2009, the decision was made to suspend matching contributions under the SSP and under our tax qualified RSVP 401(k) savings plan for fiscal 2009 (no matching contributions are made under the Deferred Compensation Plan). Effective January 1, 2010, the Company reinstated matching contributions under the RSVP 401(k) savings plan but did not reinstate matching contributions under the SSP.

Aggregate Earnings in Last Fiscal Year (Column (D))

The amounts reported in this column are deemed investment returns in fiscal 2011 on all amounts attributable to total employee contributions and total registrant contributions for all years for each of the NEOs under the non-qualified defined contribution and non-qualified deferred compensation plans.

Aggregate Withdrawals/Distributions (Column (E))

In fiscal 2011, scheduled in-service distributions were made to Mr. O’Connell pursuant to his pre-established elections made in accordance with plan terms.

Aggregate Balance at Last FYE (Column (F))

If a person was a NEO in previous years’ proxy statements, the amount reported in this column includes amounts that were included as compensation previously reported for that person in the Summary Compensation Table for those previous years. All of Ms. Sullivan’s deferrals and matching contributions under the SSP have been previously reported as compensation to Ms. Sullivan in the Summary Compensation Tables for 2007 through 2010, and with respect to the amount reported in this column for Mr. O’Connell, $83,559 has been previously reported as compensation in the Summary Compensation Tables for 2007 through 2010.

Supplemental Savings Plan

All of the NEOs were eligible to participate in the Supplemental Savings Plan in fiscal 2011; however, none of the NEOs deferred compensation into the SSP in fiscal 2011.

A participant may voluntarily elect to defer 1% to 60% of his or her compensation to the Supplemental Savings Plan. Under the SSP, compensation means salary and bonus paid during the plan year. Deferrals under the SSP are in addition to the pre-tax contributions, if any, that the participant makes to the RSVP 401(k) savings plan.

All amounts credited under the Supplemental Savings Plan are immediately vested.

Prior to February 2009, a participant received matching contributions under the Supplemental Savings Plan equal to 50% of his or her pre-tax deferrals up to 6% of his or her compensation deferred less the amount of matching contributions made to the RSVP 401(k) savings plan on the participant’s behalf. However, as discussed in the Compensation Discussion and Analysis under “Retirement Benefit Plans,” in February 2009, the decision was made to suspend matching contributions on a going-forward basis under both the RSVP 401(k) savings plan and the Supplemental Savings Plan. In January 2010, the Company recommenced making matching contributions under the RSVP 401(k) savings plan but not to the SSP. Participants make deemed investments of their hypothetical account balances (this plan is not “funded”). These hypothetical accounts could be invested in any combination of the following funds during fiscal 2011:

•	Nationwide NVIT Money Market — Class V

•	Nationwide NVIT Government Bond — Class I

•	PIMCO VIT Real Return — Admin Shares

•	PIMCO VIT Low Duration — Admin Shares

•	NVIT Investor Destinations Moderate — Class II

•	T. Rowe Price Equity Income — Class II

•	Dreyfus Stock Index — Initial Shares

•	Oppenheimer Capital Appreciation VA — Non-Service Shares

•	Goldman Sachs VIT Mid Cap Value

•	Fidelity VIP III Mid Cap — Service Class

•	T. Rowe Price Mid Cap Growth — Class II

•	Nationwide Multi-Manager NVIT Small Company — Class I

•	Dreyfus VIF International Value — Initial Shares

•	Invesco V.I. International Growth — Series I Shares

•	Van Eck VIPT Worldwide Emerging Markets — Initial Class

The rate of return earned on the NEO’s hypothetical account balance is based on the actual performance of the funds in which he or she is deemed invested. The weighted average rate of return for the NEOs in fiscal 2011 was 5%. The participant may change his or her choice of funds at any time.

A participant may elect to have his or her account paid (a) as a scheduled in-service distribution, as described in the next paragraph, or (b) upon termination from employment as a result of retirement or disability as a lump sum or equal annual installments over 2 to 10 years, paid or commencing to be paid six months following employment termination. If a participant’s employment with us ends for a reason other than retirement (having attained age 55 with 10 years of service) or disability, the participant’s account will be paid in a lump sum six months following termination from employment without regard to any election of installment payments. If, however, a participant terminates employment as a result of retirement, disability or otherwise and has an in-service distribution scheduled to be paid to him or her within the six months prior to distribution (or commencement of distribution) of his or her account, then the previously scheduled in-service distribution will still be paid. In addition, if a participant held a vested account balance under the SSP as of December 31, 2004, that amount is deemed “grandfathered” and is not subject to the six month delay of payment following termination. Of all of the NEOs currently eligible to participate in the Supplemental Savings Plan, Mr. O’Connell is the only one who would currently be eligible for a retirement distribution or holds grandfathered amounts under the SSP.

A participant may elect to receive an in-service scheduled distribution to commence no earlier than three years after the beginning of the year in which the deferrals are made to the Supplemental Savings Plan. A participant may elect to have his or her scheduled in-service distribution paid in a lump sum or five annual installments. A participant may also receive a distribution earlier than initially elected in the event of an unforeseeable emergency.

Deferred Compensation Plan

All of the NEOs were eligible to participate in the Deferred Compensation Plan in fiscal 2011; however, none of the NEOs deferred compensation into the Deferred Compensation Plan in fiscal 2011.

A participant may defer 5% to 75% of annual gross salary. Gross salary is base compensation excluding bonuses and incentive compensation. A participant may also defer 5% to 100% of the amounts paid in the form of discretionary bonuses or incentive compensation. All amounts credited under the Deferred Compensation Plan are immediately vested. We have not historically made any matching contributions under the Deferred Compensation Plan.

Participants make deemed investments of their hypothetical account balances in any combination of the funds that are listed under “Supplemental Savings Plan” above. The rate of return earned on the NEO’s hypothetical account balance is based on the actual performance of the funds in which he or she is deemed vested. The weighted average rate of return for the NEOs in fiscal 2011 was 5%. The participant may change investment choices at any time.

A participant may elect to have his or her account paid (a) as a scheduled in-service distribution, as described in the next paragraph, or (b) upon termination from employment as a result of retirement or disability as a lump sum or equal annual installments over 2 to 10 years, paid or commencing to be paid six months following employment termination. If a participant’s employment with us ends for a reason other than retirement (having attained age 55 with 10 years of service) or disability, the participant’s account will be paid in a lump sum six months following termination from employment without regard to any election of installment payments. If, however, a participant terminates employment as a result of retirement, disability or otherwise and has an in-service distribution scheduled to be paid to him or her within the six months prior to distribution (or commencement of distribution) of his or her account, then the previously scheduled in-service distribution will still be paid. In addition, if a participant held a vested account balance under the DCP as of December 31, 2004, that amount is deemed “grandfathered” and is not subject to the six month delay of payment following termination. Of all of the NEOs currently eligible to participate in the Deferred Compensation Plan, Mr. O’Connell is the only one who would currently be eligible for a retirement distribution or holds grandfathered amounts under the DCP.

A participant may elect to receive an in-service scheduled distribution to commence no earlier than three years after the beginning of the year in which the deferrals are made to the Deferred Compensation Plan. A participant may elect to have his or her scheduled in-service distribution paid in a lump sum or five annual installments. A participant may also receive a distribution earlier than initially elected in the event of an unforeseeable emergency.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Separation Agreement with Trudy F. Sullivan

On December 4, 2011, the Company and Ms. Sullivan entered into a Separation Agreement pursuant to which she will retire from the Company. Pursuant to the terms of the Separation Agreement, Ms. Sullivan will continue to serve as our President and Chief Executive Officer and as a director until her retirement date. Until the retirement date, Ms. Sullivan continues to be entitled to base salary, participation in the Company’s annual incentive bonus program and participation in the Company’s general benefit, retirement and perquisite programs (with the exception of the long-term incentive program) pursuant to the terms of her existing employment agreement with the Company, dated June 28, 2007, as amended June 16, 2009 (“Original Employment Agreement”).

The Separation Agreement provides Ms. Sullivan’s separation from employment with the Company will be treated as a termination without “cause” under the Original Employment Agreement, and upon the retirement date, she will become entitled to severance and benefits consistent with those provided for in the Original Employment Agreement. Upon her retirement date, Ms. Sullivan will be entitled to a cash severance payment of $5,000,000, which equals two times the sum of her current base salary and target bonus, payable in equal installments over the 24-month severance period following the retirement date. The Separation Agreement also provides for a pro rata annual incentive bonus under the Company’s annual cash incentive program for the year of termination determined and paid based on actual performance achieved for such fiscal year against the pre-established performance goals. Upon her retirement date, all of Ms. Sullivan’s outstanding unvested stock options will vest and her unvested restricted stock will continue to vest to the extent it would have vested in the 24-month severance period. Ms. Sullivan will be entitled to continued participation in the Company’s medical, dental, disability and life insurance program for up to 24 months following the retirement date, including any required employee contribution. In addition, Ms. Sullivan’s accrued benefit under the defined benefit SERP will become fully vested upon the retirement date and paid in accordance with plan terms, and her account balance under the defined contribution SSP will be paid in a lump sum on the first business day of the seventh month following the retirement date. Ms. Sullivan will also be paid any amount due under any other welfare or pension benefit plan of the Company in accordance with the terms of each such plan and applicable law.

Should a change-in-control event occur prior to the retirement date, the Separation Agreement provides that, upon termination of employment following such change-in-control event, Mr. Sullivan would be entitled to a lump sum payment of the $5,000,000 severance payment described above, consistent with the change-in-control provision of the Original Employment Agreement. All unvested equity held by Ms. Sullivan would also vest upon a change-in-control, consistent with the terms of the Company’s 2003 Executive Stock Based Incentive Plan. For purposes of the Separation Agreement, “change-in-control” has the same meaning as it does under our 2003 Executive Stock Based Incentive Plan.

In the Separation Agreement, Ms. Sullivan has agreed to refrain from solicitation or hiring of our personnel and not to engage in a competitive business for 18 months following the retirement date. In addition, upon a breach of the non-competition or non-solicitation covenants, the Company has the right to terminate any severance payments and benefits and to recover severance payments and benefits previously paid. The severance payments and benefits provided for under the Separation Agreement are subject to Ms. Sullivan’s execution and nonrevocation of a waiver and release. Payments and benefits under the Separation Agreement are subject to the requirements of Section 409A.

Employment Agreement for Michael Scarpa

Michael Scarpa was appointed as our Chief Operating Officer effective as of December 4, 2008 and assumed the duties of Chief Financial Officer on January 5, 2009. Mr. Scarpa also serves as our Treasurer.

Mr. Scarpa’s employment agreement set his base salary at $775,000 per year, which is to be reviewed annually for potential increases. Under his agreement, Mr. Scarpa is eligible for a target annual incentive award opportunity of 100% of base salary and Mr. Scarpa is also eligible to participate in our equity plan.

Pursuant to his agreement, Mr. Scarpa is eligible to participate in all benefit plans generally available to our senior executives, and is entitled to certain perquisites commensurate with the chief operating officer level (including an automobile allowance and reimbursement of financial planning costs). In addition, Mr. Scarpa was eligible for a relocation allowance during the first two years of his employment. Mr. Scarpa is also entitled to receive a housing allowance of $10,000 per month unless and until he relocates to the Hingham, Massachusetts area. In the event Mr. Scarpa is terminated without cause or due to death or disability, or he terminates his employment for good reason, the employment agreement provides that we will continue to provide his housing allowance for up to twelve months immediately following such termination.

If employment is terminated without cause or for good reason, Mr. Scarpa is entitled to receive a separation allowance equal to 1.5 times base salary payable over an 18-month severance period, as well as continued participation, including any required employee contribution, in our medical and dental programs for up to 18 months.

Pursuant to his change-in-control agreement, in the event that Mr. Scarpa’s employment is terminated without cause or for good reason (as defined in the agreement) within 12 months following a change-in-control, he will receive a lump sum separation allowance, subject to Section 409A, equal to his annual base salary plus his target bonus under our annual incentive plan within 30 days after the effective date of such termination. He will also be entitled to continued participation in our benefit programs for up to one year following termination. Under Mr. Scarpa’s change-in-control agreement, “change-in-control” has the same meaning as it does under our 2003 Executive Stock Based Incentive Plan.

Mr. Scarpa has agreed to refrain from solicitation or hiring of our personnel for one year following termination of employment, and for 18 months following any employment termination, not to engage in a competitive business. In addition, 10 days following written notice of an uncured material breach of Mr. Scarpa’s confidentiality, non-competition or non-solicitation covenants, we have the right to terminate any severance payments and benefits and the right to recover any severance payments and benefits previously paid to him. In the event that Mr. Scarpa’s employment is terminated without cause within 12 months following a change-in-control and he is paid severance pursuant to and as calculated under the terms of the change-in-control agreement or any amendment or successor agreement thereto, Mr. Scarpa has agreed to abide by the non-competition covenant for (i) a period of 12 months following such termination of employment, or (ii) if greater, the period of time not to exceed 18 months that is the same as the period of time used to calculate the salary portion of his severance payment, even if such severance payment is paid in a lump sum.

Under Mr. Scarpa’s agreement, the term “cause” means, generally, (i) any material breach by the executive of the employment agreement or any other agreement with us (which is not cured within 30 days following written notice from us), (ii) any act or omission by the executive which may have a material and adverse effect on our business or on the executive’s ability to perform services for us, including, without limitation, the commission of any crime involving moral turpitude or any felony, or (iii) any material misconduct in connection with our business or affairs or intentional neglect by the executive in performing his assigned responsibilities.

“Good reason” generally means, without the executive’s written consent (i) a substantial adverse reduction in the executive’s duties, other than during any period of illness or incapacity, such that the executive no longer serves as a principal officer overseeing our financial matters and our major general operating matters; or (ii) a material reduction in the executive’s annual base salary as in effect on the date of the agreement or as the same may be increased from time-to-time.

Severance Agreement and Change-in-Control Agreement for Richard T. O’Connell, Jr.

Mr. O’Connell has a severance agreement with the Company dated April 30, 2009. Under this agreement, if Mr. O’Connell’s employment is terminated without cause or for good reason he is entitled to receive a separation allowance equal to 1.5 times base salary payable over an 18-month severance period. Mr. O’Connell (along with two other former executives) participates in our separate executive medical plan which provides for continuation of medical and dental coverage for Mr. O’Connell and his spouse for life. Mr. O’Connell currently satisfies the eligibility conditions for retiree medical and dental coverage under this separate executive medical plan and would continue to be covered under the separate executive medical plan upon any separation from employment with the Company. During retirement, upon becoming eligible for Medicare, Medicare will become the primary payer under the plan.

Under this agreement, “cause” means, generally, (i) any material breach by the executive of the agreement or any other agreement to which both the executive and us are parties (which is not cured within 45 days following written notice from us), (ii) any act or omission to act by the executive which may have a material and adverse effect on our business or on the executive’s ability to perform services for us, including conviction of any crime involving moral turpitude or any felony, or (iii) any material misconduct or material neglect of duties by the executive in connection with our business or affairs. “Good reason” generally means a termination based on one or more of the following events occurring without the executive’s express written consent: (a) a substantial adverse reduction in the executive’s overall responsibilities as an executive, other than during any period of illness or incapacity, such that he no longer has the title of, or serves as, a principal officer overseeing legal and real estate matters and as Board Secretary; (b) a reduction by us in the executive’s annual base salary as in effect on the date of the agreement or as the same may be increased from time-to-time; (c) our requiring that the Executive’s principal place of business be at an office located more than 35 miles from the site of the executive’s current principal place of business, except for required travel on our business; or (d) any other material breach of the Company’s obligations to the executive.

Mr. O’Connell has a separate change-in-control agreement. This agreement was entered into in November 1993 in connection with our initial public offering. In the event there is a change-in-control and within the following 12 months Mr. O’Connell’s employment is terminated by us without cause (as defined in the agreement), he would be entitled to receive a lump sum separation allowance, subject to Section 409A, equal to his annual base salary plus his target bonus under our annual incentive plan within 30 days after the effective date of such termination. In addition, following a change-in-control, Mr. O’Connell would be entitled to continued participation in our benefit programs for up to one year after termination. Under Mr. O’Connell’s change-in-control agreement, “change-in-control” has the same meaning as it does under our 2003 Executive Stock Based Incentive Plan.

Employment Agreement for Gregory Poole

Gregory Poole joined us as Executive Vice President, Chief Supply Chain Officer in June 2008.

Mr. Poole’s employment agreement set his base salary at $575,000 per year, to be reviewed annually for potential increases. Under his agreement, Mr. Poole is eligible for a target annual incentive award opportunity of 75% of base salary and is also eligible to participate in our equity plan.

Pursuant to his agreement, Mr. Poole is eligible to participate in all benefit plans generally available to our senior executives and is entitled to certain perquisites commensurate with the executive vice president level (including an annual automobile allowance and reimbursement of financial planning costs).

If employment is terminated without cause or for good reason, Mr. Poole is entitled to receive a separation allowance equal to 1.5 times base salary payable over an 18-month severance period, as well as continued participation, including any required employee contribution, in our medical and dental programs for up to 18 months.

Pursuant to his change-in-control agreement, in the event that Mr. Poole’s employment is terminated without cause (as defined in the agreement) within 12 months following a change-in-control, he will receive a lump sum separation allowance, subject to Section 409A, equal to his annual base salary plus his target bonus under our annual incentive plan within 30 days after the effective date of such termination. He will also be entitled to continued participation in our benefit programs for up to one year following termination. Under Mr. Poole’s change-in-control agreement, “change-in-control” has the same meaning as it does under our 2003 Executive Stock Based Incentive Plan.

Mr. Poole has agreed to refrain from solicitation or hiring of our personnel for one year following termination of employment, and for 18 months following any employment termination, not to engage in a competitive business. In addition, in the event of Mr. Poole’s breach of the restrictive covenants in his agreement, we have the right to terminate any severance payments and benefits and the right to recover any severance payments and benefits previously paid to him. In the event that Mr. Poole’s employment is terminated without cause within 12 months following a change-in-control and he is paid severance pursuant to and as calculated under the terms of the change-in-control agreement or any amendment or successor agreement thereto, Mr. Poole has agreed to abide by the non-competition covenant for (i) a period of 12 months following such termination of employment, or (ii) if greater, the period of time not to exceed 18 months that is the same as the period of time used to calculate the salary portion of his severance payment, even if such severance payment is paid in a lump sum.

Under Mr. Poole’s agreement, the term “cause” means, generally, (i) any material breach by the executive of the employment agreement or any other agreement with us (which is not cured within 45 days following written notice from us), (ii) any act or omission by the executive which may have a material and adverse effect on our business or on the executive’s ability to perform services for us, including, without limitation, the commission of any crime involving moral turpitude or any felony, or (iii) any material misconduct or material neglect of duties by the executive in connection with our business or affairs.

“Good reason” generally means, without the executive’s written consent (i) a substantial adverse reduction in the executive’s duties, other than during any period of illness or incapacity, such that the executive no longer has the title of, or serves, as a senior executive of a major branded business of the Company; or (ii) a material reduction in the executive’s annual base salary as in effect on the date of the agreement or as the same may be increased from time-to-time; (iii) a requirement that the executive’s principal place of business be at an office located more than 35 miles from the site of the executive’s current principal place of business, except for required travel for Company business; or (iv) our material breach of our obligations under his employment agreement.

Employment Agreement for Lori Wagner

Lori Wagner joined us as Executive Vice President, Chief Marketing Officer in March 2008.

Ms. Wagner’s employment agreement set her base salary at $600,000 per year, to be reviewed annually for potential increases. Under her agreement, Ms. Wagner is eligible for a target annual incentive award opportunity of 50% of base salary and is also eligible to participate in our equity plan.

Pursuant to her agreement, Ms. Wagner is eligible to participate in all benefit plans generally available to our senior executives and is entitled to certain perquisites commensurate with the executive vice president level (including an annual automobile allowance and reimbursement of financial planning costs).

If employment is terminated without cause or for good reason, Ms. Wagner is entitled to receive a separation allowance equal to 1.0 times base salary payable over a 12-month severance period, as well as continued participation, including any required employee contribution, in our medical and dental programs for up to 12 months.

Pursuant to her change-in-control agreement, in the event that Ms. Wagner’s employment is terminated without cause (as defined in the agreement) within 12 months following a change-in-control, she will receive a lump sum separation allowance, subject to

Section 409A, equal to her annual base salary plus her target bonus under our annual incentive plan within 30 days after the effective date of such termination. She will also be entitled to continued participation in our benefit programs for up to one year following termination. Under Ms. Wagner’s change-in-control agreement, “change-in-control” has the same meaning as it does under our 2003 Executive Stock Based Incentive Plan.

Ms. Wagner has agreed to refrain from solicitation or hiring of our personnel and not to engage in a competitive business for one year following termination of employment. In addition, in the event of Ms. Wagner’s material breach of the restrictive covenants in her agreement, we have the right to terminate any severance payments and benefits and the right to recover any severance payments and benefits previously paid to her.

Under Ms. Wagner’s agreement, the term “cause” means, generally, (i) any material breach by the executive of the employment agreement or any other agreement with us (which is not cured within 45 days following written notice from us), (ii) any act or omission by the executive which may have a material and adverse effect on our business or on the executive’s ability to perform services for us, including, without limitation, the commission of any crime involving moral turpitude or any felony, or (iii) any material misconduct or material neglect of duties by the executive in connection with our business or affairs.

“Good reason” generally means, without the executive’s written consent (i) a substantial adverse reduction in the executive’s duties, other than during any period of illness or incapacity, such that the executive no longer has the title of, or serves, as a senior executive of a major branded business of the Company; or (ii) a material reduction in the executive’s annual base salary as in effect on the date of the agreement or as the same may be increased from time-to-time; (iii) a requirement that the executive’s principal place of business be at an office located more than 35 miles from the site of the executive’s current principal place of business, except for required travel for Company business; or (iv) our material breach of our obligations under her employment agreement.

Severance Agreement for Michael Smaldone

Michael Smaldone joined us as our Chief Creative Officer in December 2007. On September 7, 2011, Mr. Smaldone’s employment with the Company was terminated and he became entitled to payments and benefits in accordance with the terms of his severance agreement, dated December 17, 2007. Pursuant to his severance agreement, upon his termination without cause, Mr. Smaldone became entitled to a separation allowance equal to 1.5 times his annual base salary, payable over an 18-month severance period, as well as continued participation, including any required employee contribution, in our medical and dental programs for up to 18 months. Mr. Smaldone’s entitlement to the foregoing benefits was conditioned upon the execution and non-revocation of a waiver and release.

Mr. Smaldone has agreed to refrain from solicitation or hiring of our personnel for one year following his termination of employment and not to engage in a competitive business for 18 months following his employment termination. In addition, 30 days following written notice of an uncured material breach of his non-competition or non-solicitation covenants, we have the right to terminate severance payments and benefits.

Treatment of Equity Upon Termination of Employment

For purposes of the table below under “Estimated Severance and Certain Other Post-Employment Payments and Benefits,” upon termination of employment, unvested equity awards held by our named executive officers, other than our CEO, are treated as follows pursuant to the terms of our equity plan and our named executive officers’ respective agreements with the Company: (i) any unvested stock options held by our named executive officers would be forfeited upon a termination of employment, and the executive would have a specified period of time following such termination to exercise any options which were vested at the time of termination of employment, and (ii) any unvested restricted stock held by a named executive officer upon any termination of employment would be subject to the Company’s repurchase option, which means the unvested shares would generally be forfeited. For our CEO, pursuant to the terms of her Separation Agreement, upon separation from employment with the Company, all of her outstanding unvested stock options will vest and her unvested restricted stock will continue to vest to the extent it would have vested in the 24-month severance period. All unvested restricted stock and stock options held by each of our named executive officers will automatically vest in full upon any “change-in-control” as defined in our 2003 Executive Stock Based Incentive Plan. “Change-in-control” is defined in the

2003 Executive Stock Based Incentive Plan, generally, as (i) any person or persons (other than us or any of our subsidiaries or any of its subsidiaries or affiliates) beneficially acquires more than 25 percent of our outstanding voting shares and no other person or persons owns a greater percentage of our voting shares or (ii) individuals who presently make up our Board or who become members of our Board with the approval of the existing Board cease to be at least a majority of the Board.

Estimated Severance and Certain Other Post-Employment Payments and Benefits

The following table shows the estimated payments and value of benefits that we would provide to each of our NEOs who is currently serving as our executive officer in the event of employment termination, in each case assuming a hypothetical employment separation date of January 28, 2012 (the last day of our 2011 fiscal year). For this table, the market price of our Common Stock is assumed to be $3.29, which was the NYSE closing price on January 27, 2012, the last trading day prior to the end of our 2011 fiscal year. Certain other assumptions made for purposes of presenting this information are explained below. With regard to Michael Smaldone, the information in the following table provides the payments and benefits to which this former executive was actually entitled in connection with his separation from employment with the Company on September 7, 2011.

		(A)	(B)	(C)	(D)	(E)	(F)	(G)
		Voluntary Resignation ($)	Voluntary Retirement ($)	Disability ($)	Death ($)	Termination Without Cause or For Good Reason ($)	Change-in- Control Event Without Employment Termination ($)	Termination Without Cause or For Good Reason Within 1 Year Following a Change-in- Control Event(2) ($)
Trudy F. Sullivan(1)	Salary(3)	—	—	—	—	2,000,000	—	2,000,000
	MIP(3)	—	—	—	—	3,000,000	—	3,000,000
	Equity Acceleration(4)	—	—	—	—	793,289	914,181	914,181
	Incremental Non-Qualified Pension(5)	—	—	—	—	34,444	—	34,444
	Incremental Medical, Dental, etc.(6)	—	—	—	—	76,167	—	76,167
	Auto Benefit(7)	—	—	—	—	—	—	—
	Tax Gross-Up	—	—	—	—	—	—	—
	TOTAL	0	0	0	0	5,903,900	914,181	6,024,792

Michael Scarpa	Salary(3)	—	—	—	—	1,237,500	—	825,000
	MIP(3)	—	—	—	—	—	—	825,000
	Equity Acceleration(4)	—	—	—	—	—	537,908	537,908
	Incremental Non-Qualified Pension(5)	—	—	—	—	—	—	—
	Incremental Medical, Dental, etc.(6)	—	—	—	—	19,669	—	14,165
	Housing	—	—	120,000	120,000	120,000	—	120,000
	Auto Benefit(7)	—	—	—	—	—	—	21,000
	TOTAL	0	0	120,000	120,000	1,377,169	537,908	2,343,073

Richard T. O’Connell, Jr.	Salary(3)	—	—	—	—	787,500	—	525,000
	MIP (3)	—	—	—	—	—	—	393,750
	Equity Acceleration(4)	—	—	—	—	—	370,129	370,129
	Incremental Non-Qualified Pension(5)	—	312,850	312,850	—	312,850	—	330,733
	Incremental Medical, Dental, etc.(6)	625,516	625,516	625,516	312,758	625,516	—	626,569
	Auto Benefit (7)	—	—	—	—	—	—	19,850
	TOTAL	625,516	938,366	938,366	312,758	1,725,866	370,129	2,266,031

Gregory Poole	Salary(3)	—	—	—	—	900,000	—	600,000
	MIP(3)	—	—	—	—	—	—	450,000
	Equity Acceleration(4)	—	—	—	—	—	222,079	222,079
	Incremental Non-Qualified Pension(5)	—	—	—	—	—	—	—
	Incremental Medical, Dental, etc.(6)	—	—	—	—	22,100	—	15,786
	Auto Benefit(7)	—	—	—	—	—	—	19,850
	TOTAL	0	0	0	0	922,100	222,079	1,307,715

Lori Wagner	Salary(3)	—	—	—	—	625,000	—	625,000
	MIP(3)	—	—	—	—	—	—	312,500
	Equity Acceleration(4)	—	—	—	—	—	243,431	243,431
	Incremental Non-Qualified Pension(5)	—	—	—	—	—	—	—
	Incremental Medical, Dental, etc.(6)	—	—	—	—	13,112	—	14,165
	Auto Benefit(7)	—	—	—	—	—	—	19,850
	TOTAL	0	0	0	0	638,112	243,431	1,214,946

Michael Smaldone	Salary	—	—	—	—	1,125,000	—	—
	MIP	—	—	—	—	—	—	—
	Equity Acceleration	—	—	—	—	—	—	—
	Incremental Non-Qualified Pension	—	—	—	—	—	—	—
	Medical, Dental, etc.	—	—	—	—	10,689	—	—
	Auto Benefit	—	—	—	—	—	—	—
	TOTAL	0	0	0	0	1,135,689	—	—

(1)	The payments and benefits to which Ms. Sullivan would be entitled upon her separation from employment with the Company is governed by the Separation Agreement between Ms. Sullivan and the Company, dated December 4, 2011. Pursuant to the terms of the Separation Agreement, Ms. Sullivan will continue to serve as President and Chief Executive Officer and as a director until her retirement date. For a discussion of the terms of the Separation Agreement, see above under “Potential Payments Upon Termination or Change-in-Control – Separation Agreement with Trudy F. Sullivan.”

(2)	As discussed above under “Potential Payments Upon Termination or Change-in-Control”, if the employment of Mr. Scarpa, Mr. Poole, Mr. O’Connell or Ms. Wagner were terminated by us without cause, or in the case of Mr. Scarpa, by him with good reason, on January 28, 2012 within one year following a change-in-control each executive would be entitled to the benefits under his or her change-in-control agreement. The amounts shown under column (G) represent the benefit that each of these executives would receive under the change-in-control agreement. If the termination is without cause or, for Mr. Scarpa also for good reason, following a change-in-control while each executive is still a party to his or her Severance Agreement as currently in effect, then under the terms of the Severance Agreement, each executive would alternatively be entitled to the more favorable amount, if any, provided under the Severance Agreement as compared to the amounts provided under the change-in-control agreement.

(3)	The amounts reported here represent each NEO’s cash severance payment entitlement determined pursuant to each NEO’s respective severance agreement with the Company, as described above under “Potential Payments Upon Termination or Change-in-Control.” Each NEO’s annual salary earned through fiscal 2011 year end is reported in the Summary Compensation Table and is not included in the above table. No amounts were paid under the MIP for fiscal 2011 based on actual performance achieved against the pre-established performance goals for fiscal 2011.

(4)	The amount for “Equity Acceleration” reported under columns (F) and (G) represents the total in-the-money value of unvested stock options plus the market value of unvested restricted stock awards held by each NEO. Any unvested options or restricted stock held by our NEOs would have become vested on an accelerated basis on January 28, 2012 as a result of a change-in-control as of that date (this value would vest upon a change-in-control even if the executive’s employment is not terminated). The amount reported for Ms. Sullivan under column (E) represents the total in-the-money value of unvested stock options plus the market value of any unvested restricted stock she held as of January 28, 2012 that was scheduled to vest within the 24 months following that date, in accordance with her Separation Agreement.

(5)	The present value of the accumulated pension benefits under our non-qualified defined benefit pension plan as of the 2011 fiscal year end for each of the NEOs can be found in column (D) of the “Pension Benefits for Fiscal 2011” table above. The amounts shown here represent the incremental value associated with the executive’s commencement of payout of his or her accrued pension benefit as a result of termination of employment prior to normal or early retirement age, as applicable, taking into account benefit reductions in accordance with the terms of our defined benefit pension plans. As described above, benefit accrual under our defined benefit pension plans was frozen in 2009, and as such, no additional years of service credit for benefit accrual purposes are factored into any amounts reported in this row.

Under Ms. Sullivan’s Separation Agreement, her accrued benefit under the Company’s defined benefit SERP vests upon her separation from employment with the Company. Pursuant to the June 2009 amendment to her employment agreement, in return for the replacement benefit to which she was entitled due to the elimination of the SERP, Ms. Sullivan waived any future rights to benefit accrual under any defined benefit pension; however, she still holds an accrued benefit under the plan representing benefit accrual until the February 2009 freeze of the plans. The value of any incremental benefit associated with the accelerated vesting of this accrued benefit is reflected in columns (E) and (G).

As described under “Potential Payments Upon Termination or Change-in-Control” above, under their change-in-control agreements, Mr. O’Connell would be entitled to continued participation for one year following a qualifying termination in any benefit programs which he participated in prior to termination. As such, he would have been entitled to an additional year of benefit accrual under our non-qualified supplemental executive retirement plan; however, due to the freeze on benefit accrual under our defined benefit pension plans, no additional year of benefit accrual is reflected in column (G) for Mr. O’Connell.

No values are reflected for Mr. Scarpa, Mr. Poole or Ms. Wagner because they are not eligible participants in our defined benefit pension plans. Mr. Smaldone was not vested in his benefits under our defined benefit pension plans at the time of his termination of employment and forfeited any accrued benefit under those plans.

(6)	As discussed above under “Potential Payments Upon Termination or Change-in-Control,” each of our NEOs is entitled to continuation of certain welfare and other benefits for a specified period of time following certain termination events pursuant to his or her severance arrangements with the Company.

Mr. O’Connell (along with two other former executives) participates in our separate executive medical plan. Mr. O’Connell currently satisfies the eligibility conditions for retiree medical and dental coverage under this separate executive medical plan and would continue to be covered under the separate executive medical plan upon any separation from employment with the Company. However, because Mr. O’Connell is the only current employee who is a participant in this separate executive medical plan, we have provided the present value of Mr. O’Connell’s benefits under the plan as of January 28, 2012. The values provided under column (G) for Messrs. Scarpa, O’Connell and Poole and Ms. Wagner also reflect the value attributable to continuation of life insurance and long-term disability coverage for twelve months following termination of employment pursuant to the terms of his or her change-in-control agreement.

(7)	The amount in “Auto Benefit” represents continued auto benefits for one year following employment termination in accordance with the executive’s change-in-control agreement.

The timing of the payment of some compensation and benefits may be restricted under Section 409A, which regulates deferred compensation. Some amounts payable to any of the NEOs upon employment termination may be delayed for six months after termination.

The amounts in the “Estimated Severance and Certain Other Post-Employment Payments and Benefits” table do not include retirement amounts which a NEO may be entitled to receive under our Pension Plan or Supplemental Executive Retirement Plan (which amounts are provided above under “Pension Benefits for Fiscal 2011”). The amounts in the above table also do not include any amounts held under our Supplemental Savings Plan or Deferred Compensation Plan (which are provided above under “Non-Qualified Deferred Compensation for Fiscal 2011”) or any amounts under our RSVP 401(k) plan.

With the exception of amounts shown for Mr. Smaldone, the above table only provides estimates of amounts payable and the value of benefits under existing employment arrangements and plans and in the circumstances shown. The payments and benefits actually provided would be materially impacted by the actual timing of occurrence of any employment separation or change-in-control, the form and amount of consideration payable in any change-in-control, the market price of our common stock at the time of a change-in-control or other termination event, and many other factors. Payments and benefits are governed by the terms of our plans and contracts with the NEOs, which may be subject to interpretation and future modification.

DIRECTOR COMPENSATION

Processes, Procedures and Rationale

The Corporate Governance and Nominating Committee is responsible for reviewing and making recommendations to the Board of Directors on the compensation of our non-management directors. As part of this process, the Committee regularly reviews the structure, composition and operation of the Board and its committees and annually solicits comments from all directors concerning the Board’s performance. The Committee also considers the amount of time spent by our directors in their duties for us. The Board, in consultation with the Corporate Governance and Nominating Committee, then determines the form and amount of non-management directors’ compensation. Based on a marketplace data analysis provided by Pearl Meyer & Partners, the director compensation program described below was reviewed by the Corporate Governance and Nominating Committee and recommended and approved by the Board in April 2010 and remained in effect for fiscal 2011, with the addition of a meeting fee component adopted for fiscal 2011, as described below.

2011 Retainer Fees

•	Each non-employee director received an annual cash retainer of $50,000;

•	The Non-Executive Chairman of the Board received an annual cash retainer of $10,000;

•	The Lead Independent Director received an annual cash retainer of $10,000;

•	The Chair of the Audit Committee received an annual cash retainer of $20,000;

•	The Chair of the Compensation Committee received an annual cash retainer of $15,000;

•	The Chair of the Corporate Governance and Nominating Committee received an annual cash retainer of $15,000; and

•	Each committee member of the Audit, Compensation and Corporate Governance and Nominating Committees received an annual cash retainer of $10,000.

Should a non-employee director serve in more than one position, he or she is entitled to receive the cash retainer for each such position.

2011 Equity Awards

For fiscal 2011, each non-employee director also received the following equity grants:

•	RSUs with a value of $50,000; and

•	Stock options with a value of $50,000.

The number of RSUs granted to our directors was determined using the closing market price on the grant date. These RSUs vested one year from the date of grant. Upon cessation of Board service for any reason, unvested RSUs are forfeited unless otherwise determined by the Board.

The number of options granted to our directors was determined using the closing market price on the date of grant and the applicable Black-Scholes valuation. The exercise price of the options is equal to the closing market price on the date of grant. Options vest in one-third increments over three consecutive years on the first, second and third anniversaries of the date of grant and expire ten years following the date of grant.

Upon a director’s retirement, death, or cessation of Board service for any reason (other than removal for cause or a director’s unilateral decision to resign from the Board), any unvested portion of an option will continue to vest according to the same vesting schedule as would have applied had Board service continued. Following a director’s retirement, death or other cessation of Board service for any reason (other than removal for cause), the exercise period for any vested options and any options which become vested following cessation of Board service will be (i) three years following the effective date of cessation of Board service or (ii) ninety days following the vesting date of those particular option shares which may vest following cessation of Board service, whichever period is greater. Upon the cessation of Board service for cause, any outstanding vested options would be exercisable for a period of 90 days from the effective date of the director’s cessation of service. In no event, however, would any of these options be exercisable after the expiration date. Under the terms of our director equity plan, all outstanding unvested awards vest upon a change-in-control.

Due to the strategic review process announced in December 2011, for fiscal 2012 only, the Board determined it was appropriate to grant cash-based awards in lieu of equity grants. These cash-based awards are subject to the same vesting and forfeiture conditions as applicable to RSU and option grants normally granted under the director compensation program, as described above.

Director Meeting Fees

Upon the recommendation of the Corporate Governance and Nominating Committee, the Board adopted a program that provides for meeting fees applicable to Board and Board Committee meetings for non-management directors effective for fiscal 2011 and thereafter. The program provides for payment of meeting fees only after a “threshold” number of meetings has been exceeded, as summarized below:

•	Payment of $1,000 for each in-person meeting and $500 for attendance at each telephonic meeting above the following threshold number of total meetings per year:

•	Greater than 10 Board meetings;

•	Greater than 12 Audit Committee meetings;

•	Greater than 10 Compensation Committee meetings; and

•	Greater than 6 Corporate Governance and Nominating Committee meetings.

For purposes of this program, a “meeting” is defined as any meeting of the Board or a Board Committee for which a quorum to transact business is present and for which minutes are taken. In fiscal 2011, there were thirty Board meetings which exceeded the threshold number under the policy and therefore non-management directors received payment as set forth above. In fiscal 2011, none of the Board Committees exceeded the threshold number of meetings outlined under this program.

Director Recruitment Awards

The Board also provides a one-time sign-on grant of 20,000 stock options for newly-appointed or newly-elected independent directors selected at the Board’s initiative. The exercise price of the options is equal to the closing market price on the date of grant (which is the effective date of the director’s appointment or election to the Board). The options vest in one-third increments over three consecutive years on the first, second and third anniversaries of the date of grant and expire ten years following the date of grant. There is no post-service continued vesting for sign-on option grants unless specifically approved by the Board in its discretion. Upon the cessation of Board service for any reason (other than removal for cause), any outstanding vested options will be exercisable for a period of three years from the effective date of the director’s cessation of service. Upon the cessation of Board service for cause, any outstanding vested portion of the sign-on options will be exercisable for a period of 90 days from the effective date of the director’s cessation of service. In no event, however, shall the sign-on options be exercisable after the expiration date.

Share Ownership Requirement

All non-management directors are subject to a minimum share ownership requirement. Each non-management director is required to own beneficially a minimum of 5,000 shares of Talbots’ common stock and/or RSUs (together these are referred to as “owned shares”) over a three year period from the date of first joining the Board. Until a director holds 5,000 owned shares, 2,000 RSUs are mandatorily deferred in the first two years of Board service and 1,000 RSUs in the third year of Board service and until the director terminates service as a Board member.

Deferred Compensation Program for Non-Management Directors

Non-management directors may voluntarily defer all or a portion of their RSUs or cash retainers under the Directors Deferred Compensation Plan. As described above, non-employee directors are also subject to certain mandatory deferral requirements until meeting the minimum share ownership requirement. No earnings under the Directors Deferred Compensation Plan are above market.

Personal Benefits

Non-management directors are reimbursed for travel expenses incurred in connection with attending meetings. Non-employee directors are also entitled to the forty percent clothing discount to which all employees are entitled.

DIRECTOR SUMMARY COMPENSATION TABLE FOR FISCAL 2011

The table below summarizes the compensation paid by us to non-employee directors for fiscal 2011.

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary M. Pfeiffer	95,000	49,999	49,996	—	—	—	194,995
Marjorie L. Bowen	80,000	49,999	49,996	—	—	—	179,995
John W. Gleeson	88,500	49,999	49,996	—	—	—	188,495
Andrew H. Madsen	80,000	49,999	49,996	—	—	—	179,995
Susan M. Swain	95,500	49,999	49,996	—	—	—	195,495

Name (Column (A))

Ms. Sullivan, our President and Chief Executive Officer, receives no separate compensation for her service as a director and is not included in this table. The compensation received by Ms. Sullivan for service as our President and CEO is shown in the Summary Compensation Table above.

Fees Earned or Paid in Cash (Column (B))

The amounts in this column reflect the cash retainers and meeting fees earned by the directors during fiscal 2011.

Stock Awards (Column (C))

Amounts shown reflect the grant date fair value computed in accordance with FASB ASC Topic 718 for the RSU award granted to each of our non-management directors in fiscal 2011. Amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For restricted stock units, fair value is calculated using the closing price of our common stock on the grant date. Additional information concerning our accounting for restricted stock units is included in Note 6 in our 2011 Annual Report on Form 10-K. No dividend equivalents were paid in 2011. These amounts reflect our accounting expense and do not correspond to the actual value that will be recognized by the non-management directors.

As of January 28, 2012, Mr. Pfeiffer, Ms. Bowen, Mr. Gleeson, Mr. Madsen and Ms. Swain each had 8,361 restricted stock units outstanding which vested on April 1, 2012.

Option Awards (Column (D))

Amounts shown represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the stock option award granted to each of our non-management directors in fiscal 2011. Amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

For stock option awards, fair value was calculated using the Black-Scholes value on the grant date. For additional information on the valuation assumptions with respect to stock option awards, refer to Note 6 in our 2011 Annual Report on Form 10-K. These amounts reflect our accounting expense and do not correspond to the actual value that will be recognized by the non-management directors.

As of January 28, 2012, Mr. Pfeiffer, Mr. Gleeson, and Ms. Swain each had 51,353 stock options outstanding and Ms. Bowen and Mr. Madsen each had 35,963 stock options outstanding.

Compensation Risk Assessment

We believe that the performance goals and incentive plan structures generally established under our annual and long-term incentive programs do not contribute to excessive risk by our senior executives or by our employees. The Compensation Committee reviews annually the compensation arrangements for our executives and believes that this pay has represented a balanced compensation mix, appropriately distributed between fixed and variable compensation, and not overly weighted toward short-term cash incentives. Further, our long-term incentive plan has consisted entirely of equity incentive awards, which promote longer term performance and lessens the risk of pursuing business strategies seeking short-term gains at the risk of long-term profitability. The approved goals under our annual and long-term incentive programs are consistent with our financial operating plans and strategies, and these programs are discussed and reviewed with our Board. In addition, significant business decisions and our ongoing financial and operating results, upon which our incentive performance goals and awards are based, are reviewed and discussed with our Board throughout the year. Further, annual incentive awards are generally made based on a review of achievement against both our Compensation Committee-approved financial metrics (currently three separate financial metrics) as well as non-financial individual performance, which we believe lessens the risk associated with relying on any single financial metric. We believe these factors encourage our executives to manage in a prudent manner, with an emphasis on building sustainable value.

Compensation Committee Interlocks and Insider Participation

During fiscal 2011, Mr. Pfeiffer (Chairperson), Mr. Gleeson and Mr. Madsen served as members of the Compensation Committee. During fiscal 2011, no member of the Compensation Committee was an employee, officer or former officer of the Company or any of its subsidiaries, and each member of the Compensation Committee was determined to have no relationship required to be disclosed pursuant to Item 404 of Regulation S-K. In addition, no executive officer of the Company has served on the board of directors or compensation committee of any other entity that has, or had during any time during 2011, an executive officer who served as a member of our Board of Directors or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP OF COMMON STOCK

Certain Beneficial Owners. The following table sets forth certain information as to beneficial ownership of each person known to us to own beneficially more than 5% of our outstanding common stock as of May 10, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Oppenheimer Funds, Inc.(1) Two World Financial Center 225 Liberty Street New York, New York 10281	8,351,325	(1)	11.9%
Sycamore Partners, L.P.(2) 9 West 57th Street, 31st Floor New York, New York 10019	6,999,316	(2)	9.96%
Adage Capital Partners, L.P.(3) 200 Clarendon Street 52nd Floor Boston, Massachusetts 02116	4,603,507	(3)	6.6%
MMCAP International Inc. SPC(4) P.O. Box 32021 SMB Admiral Financial Centre 90 Fort Street Grand Cayman, Cayman Islands KY1-1208	3,849,681	(4)	5.4%
Wells Fargo & Company(5) 420 Montgomery Street San Francisco, California 94104	3,521,281	(5)	5.0%

(1)	Schedule 13G/A filed on February 7, 2012 by Oppenheimer Funds, Inc. (“Oppenheimer”) reporting the nature of Oppenheimer’s beneficial ownership as follows: shared voting and dispositive power with respect to 8,351,325 shares, and no sole voting or dispositive power with respect to any of the shares shown.

(2)

Schedule 13D jointly filed on August 1, 2011 by Sycamore Partners, L.P. (“Sycamore”), Sycamore Partners GP, L.L.C. (“Sycamore GP”), Sycamore Partners MM, L.L.C. (“Sycamore MM”), Stefan L. Kaluzny (“Mr. Kaluzny”), Alligator Investors, L.L.C. (“Alligator”) and Panther Investors, L.L.C. (“Panther”), as amended by Amendment No. 1 filed on December 6, 2011 (“Amendment No. 1”), Amendment No. 2 filed on January 30, 2012 (“Amendment No. 2”), Amendment No. 3 filed on May 7, 2012 (“Amendment No. 3”), Amendment No. 4 filed on May 16, 2012 (“Amendment No. 4”) and Amendment No. 5 filed on May 23, 2012 (“Amendment No. 5”), reporting the nature of the reporting persons’ beneficial ownership as follows: Sycamore, Sycamore GP, and Sycamore MM have shared voting and dispositive power with respect to 6,599,316 of the shares shown, and no sole voting or dispositive power with respect to any of the shares shown; Mr. Kaluzny has sole voting and dispositive power with respect to 400,000 of the shares shown, and shared voting and dispositive power with respect to 6,599,316 of the shares shown; Alligator has shared voting and dispositive power with respect to 3,593,786 of the shares shown, and no sole voting or dispositive power with respect to any of the shares shown; Panther has shared voting and dispositive power with respect to 3,005,530 of the shares shown, and no sole voting or dispositive power with respect to any of the shares shown. As reported in the Schedule 13D, as amended, Sycamore is a private equity fund whose principal business is investing in securities, businesses and companies. Sycamore GP’s principal business is serving as the sole general partner of Sycamore and other affiliated funds. Sycamore MM’s principal business is serving as the managing member of Sycamore GP and other Sycamore affiliated entities. Mr. Kaluzny serves as a Managing Director of Sycamore GP and as the managing member of Sycamore MM. The principal business of Alligator and Panther is investing in securities of Talbots. Sycamore owns 100% of Alligator and is the managing member of Panther (which is owned approximately 47% by Mr. Kaluzny and approximately 53% by Sycamore). As a result, each of Sycamore, Sycamore GP, Sycamore MM and Mr. Kaluzny may be deemed, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to be the beneficial owners of the Talbots shares owned by Alligator and Panther. See the Schedule 13D, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5, for additional information regarding Sycamore’s ownership of our common stock and actions taken by Sycamore related thereto.

(3)	Schedule 13G jointly filed on December 12, 2011 by Adage Capital Partners, L.P. (“ACP”); Adage Capital Partners GP, L.L.C. (“ACPGP”), as general partner of ACP; Adage Capital Advisors, L.L.C. (“ACA”), as managing member of ACPGP; Robert Atchinson, as managing member of ACA; and Phillip Gross, as managing member of ACA reporting the nature of the reporting persons’ beneficial ownership as follows: each such reporting person possesses shared voting and dispositive power with respect to the 4,603,507 shares shown, and no sole voting or dispositive power with respect to any of the shares shown.

(4)	Schedule 13G jointly filed on April 18, 2012 by MMCAP International Inc. SPC and MM Asset Management Inc. reporting the nature of the reporting persons’ beneficial ownership as follows: each such reporting person possesses shared voting and dispositive power with respect to the 3,849,681 shares shown, and no sole voting or dispositive power with respect to any of the shares shown. As reported in the Schedule 13G, the reporting persons beneficially own 2,728,027 shares of common stock and warrants exercisable to acquire an additional 1,121,654 shares of common stock.

(5)	Schedule 13G/A filed on May 10, 2012 by Wells Fargo & Company (“Wells Fargo”) reporting the nature of Wells Fargo’s beneficial ownership as follows: sole voting power with respect to 3,481,466 of the shares shown; sole dispositive power with respect to 3,481,206 of the shares shown; and no shared voting or dispositive power with respect to any of the shares shown. As reported in the Schedule 13G, the statement was filed by Wells Fargo on its own behalf and on behalf of its subsidiaries, Wells Capital Management Incorporated, Wells Fargo Bank, N.A., Wells Fargo Funds Management, LLC and Wells Fargo Advisors, LLC.

Stock Ownership of Directors and Executive Officers. The following table sets forth the beneficial ownership of our common stock as of May 10, 2012 by each director, each of the individuals named in the Summary Compensation Table, and all executive officers and directors as a group. All persons listed below have sole voting and investment power with respect to such shares. As of May 10, 2012, no director, NEO, or other executive officer beneficially owned more than one percent of the total outstanding common stock except for the following persons who own the percentage of outstanding common stock indicated (which includes shares held outright, unvested restricted stock, and options currently exercisable or exercisable within 60 days): all current directors, nominees, and executive officers as a group, 4.5% and Ms. Sullivan, 1.7%.

Name of Beneficial Owner	Number of Shares(1)	Name of Beneficial Owner	Number of Shares(1)
M.L. Bowen	41,673	T.F. Sullivan	1,174,277
J.W. Gleeson	75,395	M. Scarpa	544,342
A.H. Madsen	31,673	R.T. O’Connell	642,453
G.M. Pfeiffer	70,395	G. Poole	169,532
S.M. Swain	70,395	L. Wagner	162,726
		M. Smaldone(2)	147,154
		All current executive officers, directors, and nominees as a group (13 persons)	3,206,093

(1)	The listed shares include shares subject to stock options that are exercisable currently or will be exercisable within 60 days of May 10, 2012, as follows: Ms. Bowen, 20,107; Mr. Gleeson, 34,034; Mr. Madsen, 20,107; Mr. Pfeiffer, 34,034; Ms. Swain, 34,034; Ms. Sullivan, 666,877; Mr. Scarpa, 254,637; Mr. O’Connell, 324,555; Mr. Poole, 84,222; Ms. Wagner 82,609; and Mr. Smaldone 102,500; and all current executive officers and directors as a group, 1,632,687.

(2)	The number of shares of common stock held by Mr. Smaldone is based on information available to the Company as of the termination date of Mr. Smaldone’s employment.

Our executive officers may hold Talbots shares in margin accounts at brokerage firms, which means that these shares could be pledged to secure margin obligations under the account. In fiscal year 2011, none of our executive officers, directors or nominees had any outstanding margin obligations under any such accounts.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Related Person Policy and Procedures. Our practice and policy is to review all material related party transactions. Our policy and practices are set forth under our Audit Committee Charter, Code of Business Conduct and Ethics, and Corporate Governance Guidelines, as outlined below.

Audit Committee Review and Approval. Pursuant to its charter, the Audit Committee of the Board, which consists entirely of independent directors, reviews any transaction in which the Company or any subsidiaries are participating, the amounts involved are material, and when the Audit Committee becomes aware that a Company affiliate or other related person may have a direct or indirect material interest in the transaction. The Audit Committee will consider the facts and circumstances and will approve or ratify a transaction if the Audit Committee considers it appropriate and in the best interest of the Company and our shareholders.

Transactions with Officers. Under our Code of Business Conduct and Ethics, the Board or a Board committee must approve any direct or indirect financial interest of our Chief Executive Officer in a transaction involving Talbots. Our Code further requires that:

(i)	the Chief Executive Officer, Senior Vice President, Investor and Media Relations and the Legal Department must approve any direct or indirect financial interest of any executive officer in any transaction involving Talbots;

(ii)	the Chief Operating Officer/Chief Financial Officer and the Legal Department must approve any direct or indirect financial interest of any Senior Vice Presidents or Vice President, Financial Planning and Analysis in any transaction involving Talbots; and

(iii)	either the Chief Operating Officer/Chief Financial Officer or the Legal Department must approve any direct or indirect financial interest of any of our other Vice Presidents in any transaction involving Talbots.

Transactions with Directors. The Corporate Governance Guidelines require that any proposed business relationship between the Company and one of our directors must be reviewed by the Board or the Audit Committee, including instances where the proposed relationship will be between Talbots and an entity in which a Company director has a material direct or indirect interest. Under our Corporate Governance Guidelines, each director has the responsibility to exercise informed business judgment and to act in best interest of the Company and our shareholders.

Copies of our Audit Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines are available at the Investor Relations section of our website located at www.thetalbotsinc.com.

Certain Transactions with Related Persons. There are no related party transactions or relationships required to be reported in this Form 10-K/A under Item 404 of Regulation S-K.

Indemnification. Pursuant to our by-laws, Talbots will indemnify to the extent permitted by law any person made or threatened to be made a party to any legal action by reason of the fact that such person is or was a director or officer of the Company and will also generally reimburse such person for expenses, including attorneys’ fees, he or she incurs in defending such legal action. Certain current and former employees of the Company are also entitled to indemnification and advancement of expenses in connection with their services or other involvement related to administration and oversight of our employee benefit plans. We are periodically named as a defendant in various lawsuits, claims and pending actions. See “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for fiscal 2011 for more information.

Director Independence

The Board complies with and has adopted both the independence criteria established by the NYSE for determining director independence and the independence standards of the NYSE and the SEC for determining the independence of all Audit Committee members. In determining the independence of its members, the Board considers all relevant facts and circumstances, including the materiality of any relationship of a director with the Company or any affiliate or with any member of executive management, from both the director’s standpoint as well as that of persons or organizations with which the director may have an affiliation. The Board assesses all of the information provided by each director in response to detailed inquiries concerning his or her independence and any direct or indirect business, family, employment, transactional, or other relationship or affiliation of such director with the Company.

Based on its review, the Board has affirmatively determined that Ms. Bowen, Mr. Gleeson, Mr. Madsen, Mr. Pfeiffer and Ms. Swain are independent directors and did not engage in any transactions, relationships, or arrangements involving or relating to the Company that, in the Board’s review, affected the determination of his or her independence or required specific Board review consideration or examination.

Item 14. Principal Accounting Fees and Services.

The fees paid or payable for services rendered by Deloitte & Touche LLP and its affiliates (collectively “Deloitte & Touche”) for fiscal 2011 and 2010 are as follows:

	2011	2010
Audit fees(1)	$2,039,260	$1,532,000
Audit-Related fees(2)	$130,360	$210,000
Tax fees(3)	$164,540	$186,344
All other fees(4)	$2,200	$2,200

Total fees	$2,336,360	$1,930,544

(1) “Audit fees” consist of fees for professional services performed for the audit of our annual financial statements and the audit of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, review of quarterly financial statements, and services that are normally provided by Deloitte & Touche and out-of-pocket expenses in connection with certain statutory or regulatory filings or engagements.

(2) “Audit-related fees” consist of fees for employee benefit plan audits and the audit of our Bank.

(3) “Tax fees” consist of fees for tax planning, compliance and advisory services.

(4) “All other fees” consist of fees for access to the Deloitte Accounting and Research Tool (“DART”).

The Audit Committee has established a policy concerning the pre-approval of the audit and non-audit services to be provided by the independent registered public accounting firm to The Talbots, Inc. The policy requires that all services to be performed by Deloitte & Touche, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. Specific services provided by the independent registered public accounting firm are regularly reviewed in accordance with the pre-approval policy. At subsequent Audit Committee meetings, the Audit Committee receives updates on services being provided by the independent registered public accounting firm, and management may present additional services for approval. The procedures permit limited amounts of services to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TALBOTS, INC.

By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 29, 2012

EXHIBIT INDEX

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of The Talbots, Inc., pursuant to Securities Exchange Act Rule 13a-14(a). (Filed with this Form 10-K/A.)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of The Talbots, Inc., pursuant to Securities Exchange Act Rule 13a-14(a). (Filed with this Form 10-K/A.)