Form 10-Q
period 2012-04-28
TALBOTS INC
filed 2012-06-07
CIK 912263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of May 31, 2012: 70,275,103 shares.

PART I - FINANCIAL INFORMATION

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in thousands except per share data

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
Net sales	$275,915	$301,310

Costs and expenses:
Cost of sales, buying and occupancy	175,338	193,965
Selling, general and administrative	92,569	99,811
Restructuring charges	2,364	2,265
Impairment of store assets	—	1,217
Merger-related costs	—	885

Operating income	5,644	3,167

Interest:
Interest expense	4,641	2,044
Interest income	8	16

Interest expense, net	4,633	2,028

Income before taxes	1,011	1,139
Income tax (benefit) expense	(175)	231

Income from continuing operations	1,186	908
Loss from discontinued operations	(93)	(169)

Net income	$1,093	$739

Basic earnings per share:
Continuing operations	$0.02	$0.01
Discontinued operations	—	—

Net earnings	$0.02	$0.01

Diluted earnings per share:
Continuing operations	$0.02	$0.01
Discontinued operations	—	—

Net earnings	$0.02	$0.01

Weighted average shares outstanding:
Basic	69,401	68,709

Diluted	69,713	69,276

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Amounts in thousands

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
Net income	$1,093	$739

Other comprehensive (loss) income:
Translation adjustment	(2)	445
Change in pension and postretirement plan liabilities	648	235

Comprehensive income	$1,739	$1,419

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Amounts in thousands

	April 28,	January 28,	April 30,
	2012	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$22,381	$8,739	$8,569
Customer accounts receivable, net	159,046	141,902	164,282
Merchandise inventories	166,168	164,734	177,134
Deferred catalog costs	3,230	3,801	5,563
Prepaid and other current assets	22,563	26,234	48,265

Total current assets	373,388	345,410	403,813

Property and equipment, net	165,559	169,765	181,595
Goodwill	35,513	35,513	35,513
Trademarks	75,884	75,884	75,884
Other assets	24,093	17,610	18,970

Total Assets	$674,437	$644,182	$715,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$74,596	$99,272	$97,790
Trade payables financing	—	21,771	—
Accrued liabilities	132,895	132,685	122,314
Revolving credit facility	122,924	116,450	86,800
Current portion of term loan	2,000	—	—

Total current liabilities	332,415	370,178	306,904
Term loan	73,000	—	—
Deferred rent under lease commitments	71,603	75,410	88,742
Deferred income taxes	28,456	28,456	28,456
Other liabilities	149,906	154,163	105,512

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,346,783 shares, 98,327,700 shares and 98,224,083 shares issued, respectively; and 70,289,134 shares, 70,466,307 shares and 70,713,766 shares outstanding, respectively	983	983	982
Additional paid-in capital	873,747	871,837	864,139
Retained deficit	(148,671)	(149,764)	(37,136)
Accumulated other comprehensive loss	(114,970)	(115,616)	(50,536)
Treasury stock, at cost; 28,057,649 shares, 27,861,393 shares and 27,510,317 shares, respectively	(592,032)	(591,465)	(591,288)

Total stockholders’ equity	19,057	15,975	186,161

Total Liabilities and Stockholders’ Equity	$674,437	$644,182	$715,775

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Amounts in thousands

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,093	$739
Loss from discontinued operations	(93)	(169)

Income from continuing operations	1,186	908
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	11,118	13,893
Stock-based compensation	1,910	2,894
Amortization of debt issuance costs	606	549
Impairment of store assets	—	1,217
(Gain) loss on disposal of property and equipment	(45)	99
Deferred rent	(3,037)	(4,264)
Gift card breakage income	(1,404)	(165)
Changes in assets and liabilities:
Customer accounts receivable	(17,125)	(18,759)
Merchandise inventories	(1,383)	(18,921)
Deferred catalog costs	571	(1,379)
Prepaid and other current assets	3,692	(15,462)
Accounts payable	(25,311)	5,417
Accrued liabilities	928	(14,478)
Other assets	(182)	(170)
Other liabilities	(3,850)	(1,982)

Net cash used in operating activities	(32,326)	(50,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(6,900)	(9,697)
Proceeds from disposal of property and equipment	45	—

Net cash used in investing activities	(6,855)	(9,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	495,950	507,200
Payments on revolving credit facility	(489,476)	(445,916)
Change in trade payables financing, net	(21,771)	—
Borrowings on term loan	75,000	—
Payment of debt issuance costs	(5,858)	—
Proceeds from options exercised	—	1
Purchase of treasury stock	(567)	(2,174)

Net cash provided by financing activities	53,278	59,111

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19	368
CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(474)	(791)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,642	(1,612)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,739	10,181

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,381	$8,569

See notes to condensed consolidated financial statements.

THE TALBOTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The condensed consolidated financial statements of The Talbots, Inc. and its subsidiaries (“Talbots” or the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

2.	Summary of Significant Accounting Policies and Other Information

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 amends Accounting Standards Codification (“ASC”) 350-20, Goodwill, by providing entities which are testing goodwill for impairment with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, further testing of goodwill for impairment would not need to be performed. The ASU does not change how goodwill is calculated or assigned to reporting units, revise the requirement to test goodwill annually for impairment or amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, the ASU does revise the examples of events and circumstances that an entity should consider in its assessment. The Company adopted ASU 2011-08 in the first quarter of 2012. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220, Comprehensive Income, by requiring entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The items that must be reported in other comprehensive income were not changed. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by a component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company adopted ASU 2011-05, with retrospective application as required, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12 and has included in these condensed consolidated financial statements separate unaudited statements of comprehensive income. The adoption of this ASU did not impact the Company’s condensed consolidated financial statements other than this change in presentation.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends ASC 820, Fair Value Measurement, by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied. The Company adopted ASU 2011-04 in the first quarter of 2012. The adoption of this standard did not impact the Company’s condensed consolidated financial statements in the first quarter of 2012 because the Company did not record any fair value remeasurements requiring disclosure in the period; however, the Company expects to include additional disclosures relative to fair value remeasurements, specifically impairments of store assets, as a result of the adoption of this ASU if such remeasurements become necessary in a future period.

Supplemental Cash Flow Information

Interest paid for the thirteen weeks ended April 28, 2012 and April 30, 2011 was $2.6 million and $2.5 million, respectively. Income taxes paid for the thirteen weeks ended April 28, 2012 and April 30, 2011 were $0.8 million and $1.7 million respectively. In the thirteen weeks ended April 28, 2012, the Company made additions to property and equipment of $4.6 million and recorded $1.0 million of deferred financing costs related to the execution of the Company’s term loan facility and the amendment to the Company’s revolving credit facility which remained unpaid and recorded in accounts payable and accrued liabilities as of April 28, 2012.

3.	Recent Events and Management’s Plans

The Company’s recent operating losses have challenged its capital resources, and, as a result, the Company has been exploring strategic alternatives as well as implementing certain measures which seek to improve profitability and increase the level of cash available for funding operations and working capital needs.

Merger Agreement

On May 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLB Holdings LLC, a Delaware limited liability company (the “Parent”), and TLB Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Parent (the “Sub”), which are both affiliates of Sycamore Partners Management LLC. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, the Sub will, among other things, commence a tender offer, within ten business days of the execution of the Merger Agreement, to purchase all of the outstanding shares of common stock of the Company at a price of $2.75 per share, without interest, net to the seller thereof in cash, on the terms and subjection to the conditions set forth in the Merger Agreement. Refer to Note 15, Subsequent Events, for additional information regarding this transaction.

New Term Loan Agreement and Extension of Credit Facility

In February 2012, the Company entered into a new $75.0 million secured term loan facility (the “Term Loan”) and, concurrently, amended its existing revolving credit facility (the “Amended Credit Facility”). Refer to Note 11, Debt, for additional information regarding the Term Loan and Amended Credit Facility.

Cost Reduction Initiative

In December 2011, the Company announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business by the end of fiscal 2012. Key components of this initiative, which seeks to continue to improve the Company’s financial results and financial position, include:

•	Lowering levels of marketing spend, including the suspension of national advertising and television campaigns in the near-term;

•

Exploring and implementing process efficiencies and structural streamlining across all areas of the business, including reducing corporate headcount by approximately 9.0% in December 2011 and reducing supporting headcount at the Company’s call center and distribution center by approximately 16.0% in April 2012; and

•

Implementing a store payroll rationalization program whereby the Company is seeking to adjust the composition of its store workforce and reduce store payroll hours by managing to improved productivity standards, aided by a structural store headcount reduction and the implementation of a workforce management system.

In conjunction with these direct cost reductions, the Company announced a decrease in the level of planned capital expenditures for fiscal 2012 and is planning reductions in the level of merchandise inventory commitments in fiscal 2012 which should also contribute to lower levels of logistics, handling and shipping costs.

In addition to the components of the cost reduction initiative, in fiscal 2011 the Company began executing on its store rationalization plan, a program designed to increase the productivity of the Company’s store square footage by evaluating the Company’s store portfolio on a market-by-market basis and closing, consolidating or downsizing certain selected locations. Refer to Note 4, Restructuring, for further information including key components of this plan and progress to-date.

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

Fees are calculated and payable monthly on amounts outstanding under this arrangement at a rate of 1.0% per month. Additional fees may be charged on amounts overdue under this arrangement at a rate of 2.0% per month, calculated on a daily basis. This arrangement became effective for amounts that were or became due beginning on September 1, 2011 and was extended on February 29, 2012 to August 31, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and its sourcing agent. This arrangement is subject to suspension or earlier termination as provided in the arrangement, including any termination by the Company’s sourcing agent in its discretion upon 28 days notice at any time. In addition, the Company’s sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under the buying agency agreement for certain merchandise purchases, which may be suspended at the discretion of the sourcing agent. The Company had no accounts payables extended under this arrangement as of April 28, 2012. As of January 28, 2012, $21.8 million of the Company’s accounts payable were extended under this arrangement, included as trade payables financing in the Company’s condensed consolidated balance sheet. Additionally, the Company had outstanding letters of credit issued by its sourcing agent of $3.7 million and $7.1 million as of April 28, 2012 and January 28, 2012, respectively. During the thirteen weeks ended April 28, 2012, the Company recorded $0.9 million of fees and interest under these arrangements included in interest expense in the consolidated statement of operations.

Management’s Plans

Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations and the Company’s external sources of credit under its existing credit facility and credit extended from its vendors and sourcing agent and anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for the next twelve months. This expectation depends upon the Company’s future operating performance, the achievement of its operating plan and internal forecast, including the absence of any unforeseen cash requirements, expected borrowing availability, the continued credit and working capital support of the Company’s vendors and sourcing agent and the absence of any significant deterioration in general economic conditions. The ability to achieve the Company’s operating plan is based on a number of assumptions which involve significant judgment and estimates of future operating performance and credit availability which cannot be assured. Management will continue to monitor the Company’s performance and liquidity, and if needed, management would seek to take further steps intended to improve the Company’s financial position and liquidity and mitigate any potential shortfall in the Company’s available working capital, such as by modifying the operating plan, seeking to further reduce costs, adjusting cash spend, capital expenditures and working capital, pursuing additional financing if available, seeking additional credit support or evaluating other alternatives to obtain additional sources of liquidity, subject to the terms and conditions of the Company’s existing debt facilities and the limitations of the Merger Agreement. Management cannot assure that any of these actions would be sufficient or available or, if available, available on favorable or satisfactory terms. Refer to Note 11, Debt and Trade Payables Arrangement for additional information regarding the Company’s external sources of credit and Note 15, Subsequent Events, for additional information regarding the limitations of the Merger Agreement.

If the proposed Merger is consummated, the Company’s liquidity requirements and sources of liquidity could be significantly changed.

4.	Restructuring

In March 2011, the Company announced the acceleration of its store rationalization plan, a program designed to increase the productivity of the Company’s store square footage by evaluating the Company’s store portfolio on a market-by-market basis and closing, consolidating or downsizing certain selected locations. This evaluation includes consideration of factors such as the overall size of each market, current performance and growth potential of each store and market and available lease expirations, lease renewals and other lease termination opportunities. As a result of this evaluation, the Company identified approximately 110 locations, including full stores and attached store concepts, for closure, including 15 to 20 locations as consolidation or downsizing opportunities. The Company has adopted a staged approach to closing, consolidating and downsizing these locations to better match its existing lease opportunities with the majority of the locations closed in fiscal 2011 and the remaining locations expected to close throughout fiscal 2012 and into fiscal 2013. The Company expects to record total non-recurring restructuring charges of approximately $13.5 million related to this plan and, through April 28, 2012, has incurred $10.5 million in related charges and closed 90 locations, including 74 full stores. In the thirteen weeks ended April 28, 2012, the Company incurred restructuring charges of $0.8 million in lease exit and related costs for certain locations closed or expected to be closed under this plan. In the thirteen weeks ended April 30, 2011, the Company incurred restructuring charges of $2.3 million, primarily comprised of lease exit, severance and related costs for certain locations expected to be closed under this plan.

In January 2012, the Company approved a plan to reduce the headcount of its stores in order to reform the structure and improve the productivity of its stores. In the thirteen weeks ended April 28, 2012, the Company recorded an additional $0.4 million in severance costs related to this action which was completed in March 2012.

In April 2012, as part of the structural streamlining of the Company’s cost reduction initiative, the Company reduced the headcount of its call center and its distribution center by approximately 16.0%, collectively, or 62 positions, recording $0.7 million in severance costs in the thirteen weeks ended April 28, 2012. An additional $0.5 million in restructuring charges were recorded in the thirteen weeks ended April 28, 2012 related to previously announced corporate and store restructuring actions.

The following is a summary of the activity and liability balances related to restructuring for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 28, 2012	$5,846	$6,974	$12,820
Charges	1,481	883	2,364
Cash payments	(3,681)	(2,563)	(6,244)

Balance at April 28, 2012	$3,646	$5,294	$8,940

	Corporate - Wide
	Strategic Initiatives
		Lease -
	Severance	Related	Total
	(In thousands)
Balance at January 29, 2011	$215	$3,781	$3,996
Charges	1,847	418	2,265
Cash payments	(410)	(437)	(847)

Balance at April 30, 2011	$1,652	$3,762	$5,414

Of the $8.9 million in restructuring liabilities as of April 28, 2012, $6.5 million, expected to be paid within the next twelve months, is included in accrued liabilities and accounts payable, and the remaining $2.4 million, expected to be paid thereafter through 2014, is included in deferred rent under lease commitments and other liabilities.

5.	Stock-Based Compensation

Total stock-based compensation expense related to stock options, nonvested stock awards, restricted stock units (“RSUs”) and performance stock units (“PSUs”) was $1.9 million and $2.9 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations as follows:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
	(In thousands)
Cost of sales, buying and occupancy	$330	$273
Selling, general and administrative	1,580	1,736
Merger-related costs	—	885

Total	$1,910	$2,894

Stock Options

The weighted-average fair value of options granted during thirteen weeks ended April 30, 2011, estimated as of the grant date using the Black-Scholes option pricing model, was $4.32 per option. There were no options granted during the thirteen weeks ended April 28, 2012. Key assumptions used to apply this pricing model were as follows:

Thirteen Weeks Ended
April 30, 2011
Risk-free interest rate	2.8%
Expected life of options	6.9 years
Expected volatility of underlying stock	81.2%
Expected dividend yield	0.0%

The following is a summary of stock option activity for the thirteen weeks ended April 28, 2012:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 28, 2012	5,135,237	$16.39
Forfeited or expired	(1,156,301)	30.03

Outstanding at April 28, 2012	3,978,936	$12.42	6.0	$712

Exercisable at April 28, 2012	2,745,105	$15.60	5.0	$496

As of April 28, 2012, there was $2.3 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average period of 1.9 years.

Nonvested Stock Awards, RSUs and PSUs

The following is a summary of nonvested stock awards and RSU activity for the thirteen weeks ended April 28, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 28, 2012	1,419,086	$9.44
Vested	(557,360)	8.57
Forfeited	(8,928)	10.36

Nonvested at April 28, 2012	852,798	$8.95

The table above does not include 1,836,730 PSUs outstanding as of April 28, 2012, at a weighted average grant date fair value per share of $3.08, at the target level of achievement. These PSUs are subject to performance conditions that have not been met as of April 28, 2012.

As of April 28, 2012, there was $8.2 million of unrecognized compensation cost related to nonvested stock awards and PSUs that are expected to vest. These costs are expected to be recognized over a weighted average period of 2.1 years.

6.	Income Taxes

The Company’s effective income tax rate, including discrete items, was (17.3%) and 20.3% for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties. The income tax benefit recorded for the thirteen weeks ended April 28, 2012 is primarily comprised of discrete adjustments related to effective settlements of certain state tax audits in the period. Income tax expense for the thirteen weeks ended April 30, 2011 was primarily a function of the Company’s applicable effective rates and the results of operations within certain jurisdictions in the respective periods.

The Company continues to provide a full valuation allowance against its net deferred tax assets, excluding deferred tax liabilities for non-amortizing intangibles, due to insufficient positive evidence that the deferred tax assets will be realized in the future. No income tax (benefit) expense was allocated to the other components of comprehensive income in the thirteen weeks ended April 28, 2012 and April 30, 2011 as a result of the full valuation allowance.

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

The loss from discontinued operations for the thirteen weeks ended April 28, 2012 includes on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses, offset by favorable adjustments to certain lease liabilities. The loss from discontinued operations for the thirteen weeks ended April 30, 2011 includes on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses, partially offset by favorable adjustments to certain lease liabilities including the first quarter of 2011 settlement of one of the two remaining J. Jill store leases not assumed by the Purchaser in the sale of J. Jill. The loss from discontinued operations for the thirteen weeks ended April 28, 2012 and April 30, 2011 reflects no net income tax expense (benefit).

As of January 28, 2012, the Company had remaining recorded lease-related liabilities from discontinued operations of $5.1 million. During the thirteen weeks ended April 28, 2012, the Company made cash payments of approximately $0.5 million and recorded a net favorable lease liability adjustment of $0.1 million, resulting in a total estimated remaining recorded liability of

$4.5 million as of April 28, 2012. Of this $4.5 million liability, $2.3 million, expected to be paid within the next twelve months, is included in accrued liabilities, and the remaining $2.2 million, expected to be paid thereafter through 2019, is included in deferred rent under lease commitments.

8.	Earnings Per Share

Basic earnings per share is computed by dividing income available for common stockholders by the weighted average number of common shares outstanding. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s nonvested stock and director restricted stock units (“RSUs”) participate in any dividends declared by the Company and are therefore considered participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted earnings per share is computed after giving consideration to the dilutive effect of warrants, stock options and management RSUs that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Basic and diluted earnings per share from continuing operations were computed as follows:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
	(In thousands, except per share data)
Basic earnings per share:
Income from continuing operations	$1,186	$908
Less: income associated with participating securities	18	21

Income available for common stockholders	$1,168	$887

Weighted average shares outstanding	69,401	68,709
Basic earnings per share - continuing operations	$0.02	$0.01

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
	(In thousands, except per share data)
Diluted earnings per share:
Income from continuing operations	$1,186	$908
Less: income associated with participating securities	18	21

Income available for common stockholders	$1,168	$887

Weighted average shares outstanding	69,401	68,709
Effect of dilutive securities	312	567

Diluted weighted average shares outstanding	69,713	69,276
Diluted earnings per share - continuing operations	$0.02	$0.01

The following common stock equivalents were excluded from the calculation of earnings per share because their inclusion would have been anti-dilutive for the thirteen week periods ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
	(In thousands)
Stock options	2,985	5,121
Warrants	19,152	19,152

	22,137	24,273

The shares underlying the Company’s performance stock unit awards have been excluded from the calculation of earnings per share because the performance condition has not been achieved as of April 28, 2012.

9.	Fair Value Measurements

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

The Company’s financial instruments as of April 28, 2012 and January 28, 2012 consisted primarily of cash and cash equivalents, customer accounts receivable, investments in the Company’s irrevocable grantor’s trust (“Rabbi Trust”) that holds assets intended to fund benefit obligations under the Company’s Supplemental Savings Plan, Deferred Compensation Plan and Director Deferred Compensation Plan, accounts payable, trade payables financing, its revolving credit facility and its term loan, as applicable. The Company believes the carrying value of cash and cash equivalents, customer accounts receivable and accounts payable approximates the fair value due to the short-term nature of these instruments. The money market investments in the Rabbi Trust are recorded at fair value based on quoted market prices in active markets for identical assets (Level 1 measurements) and are not significant to the total value of the Rabbi Trust. The investments in life insurance policies held in the Rabbi Trust are recorded at their cash surrender values, which is consistent with settlement value and is not a fair value measurement. The Company believes that the carrying value of its revolving credit facility and term loan approximates fair value as of April 28, 2012 as the interest rates are market-based variable rates and were set with the third party lenders during the first quarter of 2012.

The Company monitors the performance and productivity of its store portfolio and closes stores when appropriate. When it is determined that a store is underperforming or is likely to be closed, the Company reassesses the recoverability of the store’s long-lived assets, which in some cases results in an impairment charge. In the thirteen weeks ended April 30, 2011, the Company performed impairment analyses on the assets of certain stores, primarily triggered by the Company’s accelerated store rationalization plan. There were no impairments of store assets recorded in the thirteen weeks ended April 28, 2012.

The following table summarizes the non-financial assets that were measured at fair value on a non-recurring basis in performing these analyses for the thirteen weeks ended April 30, 2011:

		Fair Value Measurements Using
	Total	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs Other than Quoted Market Prices (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Store Assets Thirteen Weeks Ended April 30, 2011
	(In thousands)
Long-lived assets held and used	$884	$—	$—	$884	$1,217

Total	$884	$—	$—	$884	$1,217

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

10.	Customer Accounts Receivable, net

Customer accounts receivable, net are as follows:

	April 28,	January 28,
	2012	2012
	(In thousands)
Customer accounts receivable	$161,046	$143,902
Less: allowance for doubtful accounts	(2,000)	(2,000)

Customer accounts receivable, net	$159,046	$141,902

The Company records finance charge income (including interest and late fees) on the outstanding balances of its customer accounts receivable. In the thirteen weeks ended April 28, 2012, the Company recorded finance charge income of $8.9 million.

The allowance for doubtful accounts is based on a calculation that includes a number of factors such as historical collection rates, a percentage of outstanding customer account balances, historical write-offs, write-off forecasts and write-off and recovery trends. In determining the appropriate allowance balance, the Company considers, among other factors, both the aging of the past-due outstanding customer accounts receivable as well as the credit quality of the outstanding customer accounts receivable.

As of April 28, 2012 and January 28, 2012, customer accounts receivable were aged as follows:

	April 28,	January 28,
	2012	2012
	(Percentage of gross customer accounts receivable)
Current	93.5%	91.1%
Up to 60 days past due	5.4%	7.4%
61-120 days past due	0.7%	0.9%
121-180 days past due	0.4%	0.6%

Customer accounts receivable are deemed to be uncollectible either when they are contractually 180 days past due or when events or circumstances, such as customer bankruptcy, fraud or death, suggest that collection of the amounts due under the account is unlikely. Once an account is deemed to be uncollectible, the Company ceases to accrue interest on the balance and the balance is written off at the next cycle billing date. The Company ceases to accrue late fees on a balance once the balance reaches 120 days past due or in certain other financial circumstances. As of April 28, 2012 and January 28, 2012, the Company had recorded gross customer accounts receivable of $0.2 million and $0.4 million, respectively, which have been deemed uncollectible and have ceased to accrue finance charge income and $1.0 million and $1.2 million, respectively, of gross customer accounts receivable which are 90 days or more past due and upon which finance charge income continued to be accrued.

The Company performs an on-going evaluation of the credit quality of its outstanding customer accounts receivable, based on the Talbots credit cardholders’ respective credit risk scores. The Company utilizes an industry standard credit risk score model as its credit quality indicator and updates its cardholder credit risk score information twice per fiscal year. As of April 28, 2012 and January 28, 2012, customer accounts receivable were allocated by credit quality indicator (credit risk score) as follows:

	April 28,	January 28,
	2012	2012
	(In thousands)
Greater than or equal to 700	$104,312	$89,107
600 - 699	38,406	37,527
Less than or equal to 599	15,948	15,149
Other	2,380	2,119

Customer accounts receivable	$161,046	$143,902

The other customer accounts receivable in the table above include reconciling amounts of the most recent days’ net sales not yet posted to customer accounts, unapplied payments and the balance of Canadian customer accounts receivable for which the Company does not maintain credit risk score information.

Changes in the balance of the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(In thousands)
Balance, beginning of year	$2,000	$4,400
Provision	1,101	370
Write-offs	(1,437)	(1,063)
Recoveries, net	336	293

Balance, end of period	$2,000	$4,000

Write-offs include the principal amount of losses, including accrued and unpaid finance charges, and recoveries, net include current period collections on previously written-off balances. These amounts combined represent net write-offs.

11.	Debt

The Company’s outstanding debt as of April 28, 2012 and January 28, 2012 is as follows:

	April 28,	January 28,
	2012	2012
	(In thousands)
Revolving credit facility	$122,924	$116,450
Term loan	75,000	—

Revolving Credit Facility

On April 7, 2010, the Company executed a senior secured revolving credit facility with third party lenders (the “Credit Facility”). The Credit Facility is an asset-based revolving credit facility, including a $25.0 million letter of credit sub-facility, that permitted the Company to borrow up to the lesser of (a) $200.0 million or (b) the borrowing base, calculated as a percentage of the value of eligible credit card receivables and the net orderly liquidation value of eligible private label credit card receivables, the net orderly liquidation value of eligible inventory in the United States and the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations), net of all reserves as specifically set forth in the agreement, minus the lesser of (x) $20.0 million and (y) 10% of the borrowing base. In addition, under and subject to the terms of the facility, the lenders also have the right to establish certain additional reserves against borrowing availability if the lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary. Loans made pursuant to this agreement, in fiscal 2011 and until its amendment on February 16, 2012, carried interest, at the Company’s election, at either (a) the higher of the LIBOR rate for the applicable interest period or the three-month LIBOR plus 3.0% to 3.5%, depending on certain availability thresholds, or (b) the base rate plus 2.0% to 2.5%, depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. Until the agreement was amended, on February 16, 2012, the Company paid a fee of 50 to 75 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with the formulas set forth in the agreement.

On February 16, 2012 the Company amended the revolving credit facility (the “Amended Credit Facility”). The Amended Credit Facility modified certain key terms of the Credit Facility, including (i) extending the maturity date; (ii) modifying the identified pledged collateral; (iii) reducing the applicable interest rates by 50 basis points to either (x) the higher of the LIBOR rate for the applicable interest period or the three-month LIBOR plus 2.5% to 3.0%, or (y) the base rate plus 1.5% to 2.0%, in each case depending upon certain availability thresholds; (iv) adjusting the fee structure on the unused portion of the commitment to 37.5 to 50 basis points, in accordance with the formulas set forth in the agreement; and (v) increasing the amount of the supplementary term loan allowable under the provisions of the agreement from $50.0 million to $75.0 million which permitted the concurrent execution of the Company’s secured term loan facility. The Amended Credit Facility permits the Company to borrow up to the lesser of (a) $200.0 million and (b) the result of (i) 85.0% of the value of (1) eligible credit card receivables, (2) the net orderly liquidation value of eligible private label credit card receivables, (3) the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations) and (4) the net orderly liquidation value of eligible inventory in the United States (the amount calculated in this clause (b) less reserves from time to time established by the lenders), minus (ii) the greater of (1) $17.5 million and (2) the lesser of (x) 10.0% of the aggregate revolving loan commitment under the Amended Credit Facility and (y) 10.0% of the borrowing base and minus (iii) certain availability reserves established under the terms of the secured term loan. Borrowing under the Amended Credit Facility will also be subject to several additional limitations under the provisions of the Company’s secured term loan facility. Refer to Term Loan for additional information regarding these provisions. If the commitments under the Amended Credit Facility are reduced or terminated prior to February 16, 2013, the Company will incur a penalty of 1.0% on the amount of any such reduction, except in certain circumstances as specified in the agreement. There are no penalties on reductions on or after February 16, 2013. Interest on borrowings is payable monthly in arrears. As of April 28, 2012, the Company’s effective interest rate under the Amended Credit Facility was 3.3%, and the Company had additional borrowing availability of up to $69.5 million.

Under the Amended Credit Facility, amounts are borrowed and repaid on a daily basis through a control account arrangement. Cash received from customers is swept on a daily basis into a control account in the name of the agent for the lenders. Subject to the terms of the agreement, the Company is permitted to maintain a certain amount of cash in disbursement accounts, including certain amounts to satisfy current liabilities incurred in the ordinary course of business. Amounts may be borrowed and re-borrowed, subject to the satisfaction or waiver of all borrowing conditions, including, without limitation, perfected liens on collateral, accuracy of all representations and warranties, the absence of a default or an event of default and other borrowing conditions, all subject to certain exclusions as set forth in the agreement.

The agreement matures on February 16, 2017, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at the Company’s option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. The Company is required to make mandatory repayments in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that its outstanding indebtedness under the Amended Credit Facility exceeds its maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment of borrowings outstanding at the LIBOR rate on a day that is not the last day of the respective interest period, the Company will reimburse the lenders for any resulting loss or expense that the lenders may incur. Amounts voluntarily repaid prior to the maturity date may be re-borrowed.

The Company and certain of its subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Amended Credit Facility are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations are secured by (i) a second lien mortgage on the Company’s Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility, (ii) a second priority perfected lien on certain intellectual property, equipment and fixtures and (iii) a first priority perfected lien and security interest in the remaining assets of the Company or any guarantor from time to time. In connection with the lenders’ security interest in the proprietary Talbots credit card program, Talbots and certain of its subsidiaries have also executed an access and monitoring agreement that requires the Company to comply with certain monitoring and reporting obligations to the agent with respect to such program, subject to applicable law.

The Company may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Amended Credit Facility subject to certain limited exceptions set forth in the agreement. The Amended Credit Facility contains negative covenants prohibiting the Company, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, as defined, making loans, investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or comply with the provisions or covenants of the agreement, an event of default on other third party obligations and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of the Company’s securities, the replacement of a majority of the Company’s Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). Should the Company default in its obligations under the Amended Credit Facility, the lenders could declare an event of default, terminate borrowing under the facility and declare all indebtedness under the facility immediately due and payable, and if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness. The agreement does not contain any financial covenant tests.

As part of the Amended Credit Facility, the Company and the lenders have entered into (a) a Master Agreement for Documentary Letters of Credit and (b) a Master Agreement for Standby Letters of Credit (each a “Master Agreement”), pursuant to which the lenders will provide either documentary or standby letters of credit at the request of the Company to various beneficiaries on the terms set forth in the applicable Master Agreement, subject to any applicable limitations set forth in the Amended Credit Facility.

The Company had borrowings of $122.9 million and $116.5 million outstanding under the Amended Credit Facility and Credit Facility, respectively, as of April 28, 2012 and January 28, 2012, respectively. Borrowings under the Amended Credit Facility are classified as a current liability as the Amended Credit Facility requires repayment of outstanding borrowings with substantially all cash collected by the Company and contains a subjective acceleration clause. Such provisions do not affect the final maturity date of the Amended Credit Facility.

As of April 28, 2012, the Company had $0.8 million in outstanding letters of credit related to merchandise purchases and letter of credit availability of up to $24.2 million under the Master Agreements, included as part of its total additional borrowing availability under the Amended Credit Facility, subject to all borrowing capacity restrictions included under the facility. The Company had only an insignificant amount of outstanding letters of credit under this facility as of January 28, 2012.

Term Loan

On February 16, 2012, the Company entered into a new $75.0 million secured term loan facility (the “Term Loan”). The Term Loan is secured by a first lien on certain of the Company’s real estate and on intellectual property, equipment and fixtures, and a second lien on the Company’s remaining assets. Funding of the loan was subject to, among other things, the granting of liens and mortgages in favor of the lenders and the Company evidencing $100.0 million of availability on the closing date of the Term Loan after giving effect to the proceeds of the Term Loan and the Amended Credit Facility. The Term Loan contains several additional limitations on the aggregate amount that may be borrowed under the Amended Credit Facility. First, if the outstanding principal amount of the Term Loan exceeds (A) the sum of (i) 15.0% of the value of eligible credit card receivables, (ii) 15.0% of the net orderly liquidation value of eligible private label credit card receivables, (iii) 65.0% of the net orderly liquidation value of eligible in-transit inventory from international vendors (not to exceed $10.0 million), (iv) 15.0% of the net orderly liquidation value of eligible inventory in the United States, (v) 30.0% of the then appraised value of certain eligible real property (not to exceed $15.0 million) plus (vi) 37.5% of the net forced liquidation value of intellectual property (not to exceed $15.0 million) minus (B) reserves from time to time implemented by the lenders; then an additional availability reserve, in the amount of such excess, must be taken against the borrowing base under the Amended Credit Facility. Second, the Term Loan requires that the aggregate amount available under the Amended Credit Facility’s borrowing base at no time be less than the greater of (i) $17.5 million and (ii) the lesser of (x) 10.0% of the aggregate revolving loan commitment under the Amended Credit Facility and (y) 10.0% of the borrowing base. Third, if availability under the Amended Credit Facility falls below $20.0 million, or after the occurrence of certain events, an additional availability reserve of up to $10.0 million must be taken against the borrowing base under the Amended Credit Facility unless otherwise agreed to by the lenders. The Company also agreed not to permit borrowing availability under the Amended Credit Facility to be less than the minimum borrowing base specified under that facility. In addition, under and subject to the terms of the facility, the Term Loan lenders have the right to establish certain additional reserves against borrowing availability under the Amended Credit Facility if the Term Loan lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary.

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

The Term Loan carries interest at LIBOR plus 10.0%. Interest under the Term Loan is payable monthly in arrears. If the Term Loan is prepaid, in whole or in part, either voluntarily or mandatorily, prior to the maturity date, the Company must pay a penalty of: (a) 4.0% on amounts prepaid prior to the first anniversary of the closing date; (b) 2.0% on amounts prepaid on the first anniversary of the closing date through the second anniversary of the closing date; and (c) 1.0% on amounts prepaid on the second anniversary of the closing date through the third anniversary of the closing date. There is no penalty on amounts prepaid on or after the third anniversary of the closing date. As of April 28, 2012, the Company’s effective interest rate under the Term Loan was 10.8%.

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

Under the terms of the agreement, neither the borrowers nor any of their subsidiaries may create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Term Loan subject to certain limited exceptions set forth in the agreement. The agreement contains negative covenants prohibiting the Company, with certain exceptions, from, among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions and disposing of property or assets. The Company has agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement contains customary representations, warranties and covenants relating to the Company and its subsidiaries. The agreement provides for events of default, including failure to repay principal and interest when due and failure to perform or comply with the provisions or covenants of the agreement, an event of default on certain other third party obligations (including any event or condition which should cause amounts outstanding under the Amended Credit Facility to become due and payable prior to its stated maturity) and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of the Company’s securities, the replacement of a majority of the Company’s Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). Should the Company default in its obligations under the Term Loan, the lenders could declare an event of default and declare all indebtedness under the loan immediately due and payable and, if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness. The agreement does not contain any financial covenant tests.

The Company incurred approximately $7.7 million of costs in connection with the execution of the Credit Facility which were recorded as deferred financing costs in other assets in the condensed consolidated balance sheet. In connection with the execution of the Amended Credit Facility and the Term Loan, the Company incurred an additional $7.0 million of costs which were recorded as deferred financing costs in other assets in the condensed consolidated balance sheet. The remaining deferred financing costs of the Credit Facility, together with the deferred financing costs of the Amended Credit Facility and Term Loan, are being amortized to interest expense over the five year life of the debt facilities. As of April 28, 2012, $10.0 million of deferred financing costs remained in other assets in the condensed consolidated balance sheet.

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

The components of net pension expense for the thirteen weeks ended April 28, 2012 and April 30, 2011 are as follows:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
	(In thousands)
Interest expense on projected benefit obligation	$2,512	$2,463
Expected return on plan assets	(2,331)	(2,443)
Net amortization and deferral	587	209

Net pension expense	$768	$229

The components of net SERP expense for the thirteen weeks ended April 28, 2012 and April 30, 2011 are as follows:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
	(In thousands)
Interest expense on projected benefit obligation	$247	$277
Net amortization and deferral	50	26

Net SERP expense	$297	$303

The components of net postretirement medical expense for the thirteen weeks ended April 28, 2012 and April 30, 2011 are as follows:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
	(In thousands)
Interest expense on accumulated postretirement benefit obligation	$15	$15
Net amortization and deferral	9	51

Net postretirement medical expense	$24	$66

The Company was required to make contributions to the Pension Plan of $3.0 million and $1.9 million during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The Company expects to make required contributions of $14.2 million to the Pension Plan during the remainder of 2012. The Company did not make any voluntary contributions to the Pension Plan during the thirteen weeks ended April 28, 2012 and April 30, 2011.

13.	Legal Proceedings

On February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of Talbots common stock from December 8, 2009 through and including January 11, 2011, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought, among other things, damages and costs and expenses. On July 27, 2011, the lead plaintiff filed an amended complaint which continues to assert claims under Sections 10(b) and 20(a) alleging certain false and misleading statements and alleged omissions related to Talbots’ financial condition, inventory management and business prospects. The amended complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. On October 17, 2011, Talbots and the remaining defendants filed a motion to dismiss all of the claims asserted in the amended complaint pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995. A hearing on the motion to dismiss is scheduled for June 12, 2012. The Company believes that these claims are without merit and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.

On February 24, 2011, a putative Talbots shareholder filed a derivative action in Massachusetts Superior Court, captioned Greco v. Sullivan, et al., Case No. 11-0728 BLS, against certain of Talbots’ officers and directors. The complaint, which purports to be brought on behalf of Talbots, asserts claims for breach of fiduciary duties, insider trading, abuse of control, waste of corporate assets and unjust enrichment and seeks, among other things, damages, equitable relief and costs and expenses. The complaint alleges that the defendants either caused or neglected to prevent, due to mismanagement or failure to provide effective oversight, the issuance of false and misleading statements and omissions regarding the Company’s financial condition. The complaint alleges that the defendants’ actions injured the Company insofar as they (a) caused Talbots to waste corporate assets through incentive-based bonuses for senior management, (b) subjected the Company to significant potential civil liability and legal costs and (c) damaged the Company through a loss of market capitalization as well as goodwill and other intangible benefits. The Company believes that these claims are without merit and, with the other defendants, intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

On December 12, 2011, a purported Talbots shareholder filed a putative class action captioned Lowe v. Pfeiffer, C.A. No. 7104-VCN, in the Delaware Court of Chancery against Talbots and the members of its Board of Directors. The complaint, purportedly brought on behalf of all public shareholders of Talbots common stock, alleges breach of fiduciary duties against the Board of Directors (and, as against Talbots, aiding and abetting the Board of Director’s breach) by not properly considering the unsolicited takeover proposal received on December 6, 2011 from a third party, not apprising themselves of the true value of Talbots or the benefits of any potential transaction and generally not taking steps necessary to comply with their fiduciary obligations. The complaint demands, among other things, injunctive relief directing the Board of Directors to exercise their fiduciary duties to obtain a transaction in the best interest of Talbots shareholders, costs and fees. On May 8, 2012, a Stipulation and Order of Dismissal was granted by the Delaware Court of Chancery, and all claims pending in this action were dismissed without prejudice.

On May 10, 2012, a purported Talbots shareholder filed a putative class action captioned Leach v. Pfeiffer, C.A. No. 7513-CS, in the Delaware Court of Chancery against Talbots and the members of its Board of Directors. The complaint alleges breach of fiduciary duties against the Board of Directors in connection with the proposed acquisition of the outstanding shares of the Company’s common stock by a third party. The Company believes that these claims are without merit and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.

On or about June 4 and 5, 2012, two purported Talbots shareholders filed putative class actions in the Delaware Court of Chancery against Talbots, the members of its Board of Directors including its Chief Executive Officer, Sycamore Partners, TLB Holdings LLC and TLB Merger Sub Inc. captioned (i) Schwartz, et al. v. The Talbots, Inc., et al., C.A. No. 7589-CS, and (ii) Wilkin v. The Talbots, Inc., et al., C.A. No. 7594. The complaints assert claims for breaches of fiduciary duties and aiding and abetting breaches of fiduciary duties in connection with the negotiation and approval of the Merger Agreement. The plaintiffs seek injunctive, declaratory, rescissory and monetary relief, including an order to enjoin the consummation of the transactions contemplated in the Merger Agreement. The Company believes that these claims are without merit and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.

14.	Segment Information

The Company has two separately managed and reported business segments – stores and direct marketing.

The following is certain segment information for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
	April 28, 2012			April 30, 2011
		Direct			Direct
	Stores	Marketing	Total	Stores	Marketing	Total
	(In thousands)
Net sales	$218,874	$57,041	$275,915	$240,755	$60,555	$301,310
Direct profit	19,272	15,160	$34,432	16,360	16,197	$32,557

Direct profit is calculated as net sales less cost of goods sold and direct expenses such as certain payroll, occupancy and other direct costs. The following reconciles direct profit to income from continuing operations for the thirteen weeks ended April 28, 2012 and April 30, 2011. Indirect expenses include unallocated corporate overhead and related expenses.

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
	(In thousands)
Direct profit	$34,432	$32,557
Less: Indirect expenses	26,424	26,240
Restructuring charges	2,364	2,265
Merger-related costs	—	885

Operating income	5,644	3,167
Interest expense, net	4,633	2,028

Income before taxes	1,011	1,139
Income tax (benefit) expense	(175)	231

Income from continuing operations	$1,186	$908

15.	Subsequent Events

On May 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLB Holdings LLC, a Delaware limited liability company (the “Parent”), and TLB Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Parent (the “Sub”), which are both affiliates of Sycamore Partners Management LLC (“Sycamore”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, the Sub will, among other things, commence a tender offer (the “Offer”), within ten business days of the execution of the Merger Agreement, to purchase all of the outstanding shares of Talbots common stock at a price of $2.75 per share, without interest, net to the seller thereof in cash, on the terms and subject to the conditions set forth in the Merger Agreement. Upon the completion of the Offer, if successful and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Sub will merge with and into The Talbots, Inc. (the “Merger”), with The Talbots, Inc. surviving the Merger as a wholly-owned subsidiary of the Parent. The Merger Agreement also provides that the Merger may be consummated regardless of whether the Offer is completed; but if the Offer is not completed, the Merger will only be able to be consummated after the stockholders of the Company have adopted the Merger Agreement at a meeting of stockholders and subject to the satisfaction or waiver of other conditions to the consummation of the Merger as set forth in the Merger Agreement. In the Merger, each outstanding share of Talbots common stock, other than shares of Talbots common stock owned by the Parent or the Sub, by the Company as treasury stock or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted automatically into a right to receive $2.75 in cash, without interest.

Consummation of the Merger is subject to the satisfaction or waiver of a number of conditions, including, among other things, satisfaction of minimum tender conditions; the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; non-disapproval of the Office of the Comptroller of the Currency under the Change in Bank Control Act of the acquisition of control of Talbots Classics National Bank by the Parent and its affiliates, as applicable; receipt of a letter from the Pension Benefit Guaranty Corporation stating that it has concluded its investigation of the transaction; a minimum level of borrowing availability being maintained under the Company’s existing revolving credit facility as determined pursuant to the Merger Agreement and related agreements; and the Parent’s receipt of proceeds of, or appropriate confirmation of, applicable debt financings either directly or indirectly through the Sub or the Company, among other closing conditions. The Merger Agreement also contains customary representations, warranties and covenants of the parties and, pending the consummation of the Merger, subjects the Company to significant limitations and restrictions on the ordinary conduct of its business without the consent of Sycamore, including making capital expenditures in excess of an approved budget; opening new stores; closing store locations, other than most of the locations included in the Company’s previously announced store rationalization plan; hiring executives, including a successor President and Chief Executive Officer; establishing new or additional financing; incurring indebtedness or liens; disposing of assets and other matters.

The Merger Agreement contains certain termination rights for both the Company and the Parent, including, among others, if the Merger is not consummated on or before October 24, 2012 or, with respect to the Company, in accordance with the terms, and subject to the conditions set forth in the Merger Agreement, in the event that the Company receives a superior proposal, as defined in the Merger Agreement. Upon termination of the Merger Agreement under certain circumstances specified in the Merger Agreement, the Company would be required to pay significant termination fees and to reimburse the Parent’s expenses in an agreed amount.

In connection with the Company’s entering into the Merger Agreement, the Board of Directors of the Company adopted and approved Amendment No. 1 to the Company’s stockholder rights plan, dated August 1, 2011, between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”). The effect of Amendment No. 1 is to permit the execution of the Merger Agreement and the performance and consummation of the transactions pursuant to the Merger Agreement, including the Merger, without triggering the separation or exercise of the preferred share purchase rights or any adverse event under the Rights Plan.

For further information on the Merger, the Merger Agreement and related agreements, please refer to the Current Report on Form 8-K filed on June 1, 2012 and the Merger Agreement filed as an exhibit thereto. The foregoing description of the Merger and Amendment No.1 to the Company’s stockholder rights plan does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and related agreements. The Merger Agreement contains representations and warranties the Company, Parent and Sub made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Company, Parent and Sub and may be subject to important qualifications and limitations agreed to by the Company, Parent and Sub in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to shareholders or may have been used for purposes of allocating risk among the Company, Parent and Sub rather than establishing matters as facts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Talbots, Inc. (“we,” “us,” “our,” “Talbots” or the “Company”) is a specialty retailer and direct marketer of women’s apparel, accessories and shoes sold almost exclusively under the Talbots brand. The Talbots brand vision is “tradition transformed” and focuses on honoring the classic heritage of our brand while emphasizing a relevant and innovative approach to style that is both modern and timeless. We have two primary sales channels: stores and direct marketing. Our stores channel consists of retail stores, upscale outlets, surplus outlets and our direct fulfill from stores system. As of April 28, 2012, we operated 502 stores in the United States and 14 stores in Canada, collectively comprised of 540 locations, including individual store concepts. Our direct marketing channel consists of our Internet business, at www.talbots.com, our catalog business and our in-store red-line phones. We conform to the National Retail Federation’s fiscal calendar. The thirteen weeks ended April 28, 2012 and April 30, 2011 are referred to as the first quarter of 2012 and 2011, respectively. Unless the context indicates otherwise, all references herein to the Company, we, us and our, include the Company and its wholly-owned subsidiaries.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Management Overview – Financial Condition and Results of Operations

As we began 2012, we focused our efforts on seeking to drive customer traffic and sales conversions while working to improve our profitability, productivity and available capital resources through ongoing refinements to our merchandise assortment, better working capital management and continued progress in our cost reduction and other strategic initiatives and transactions. The reductions in our store portfolio, combined with actions taken and planned reductions under our cost reduction initiative, contributed to improved gross profit margins and operating income, despite the decline in total net sales in the first quarter of 2012. We expect to remain focused on these efforts, continuing to refine our merchandise assortment and seeking to identify opportunities to improve our working capital management, productivity and profitability, going forward.

In the thirteen weeks ended April 28, 2012, our total net sales declined 8.4% largely due to reductions in our store portfolio under our store rationalization plan. On a comparable store basis, we saw improvements in our sales conversion rates on flat customer traffic, primarily due to the impact of our direct fulfill from stores system; though comparable store sales decreased 2.2% on comparatively lower units sold, units per transaction and dollars per transaction. We were additionally able to drive increased customer traffic and sales conversions in our Internet channel, though Internet sales also realized similar reductions in units per order and average order values. Our promotional activities, in addition to supporting traffic and conversion, also contributed to slight improvements in our customer database year-over-year.

Since the acceleration of our store rationalization plan, in March 2011, we have closed 90 locations, including 74 full stores. This reduction has contributed to lower levels of rent expense and depreciation expense in occupancy costs and, along with gains in merchandise margin, helped to drive a 90 basis point improvement in our year-over-year gross profit margin. In December 2011, we announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business by the end of fiscal 2012 while focusing our strategic reinvestment in those areas of the business that are expected to generate meaningful returns.

Key components of this initiative include:

•

Lowering levels of marketing spend, including suspending national advertising and television campaigns in the near-term and focusing planned marketing spend on targeted campaigns which seek to grow our customer database;

•

Exploring and implementing process efficiencies and structural streamlining across all areas of the business, including reducing corporate headcount by approximately 9.0% in December 2011 and reducing supporting headcount at our call center and distribution center by approximately 16.0% in April 2012; and

•

Implementing a store payroll rationalization program whereby we are seeking to adjust the composition of our store workforce and reduce store payroll hours by managing to improved productivity standards, aided by a structural store headcount reduction and the implementation of a workforce management system.

Actions taken and reductions implemented under the cost reduction initiative to-date, combined with structural decreases resulting from our store rationalization plan, offset declines in net sales and allowed us to improve year-over-year first quarter profitability, with a $2.5 million improvement in operating income in the first quarter of 2012 compared to the same period of the prior year.

In conjunction with these direct cost reductions, we announced a decrease in the level of planned capital expenditures for fiscal 2012 and are planning reductions in the level of merchandise inventory commitments in fiscal 2012 which should also contribute to lower levels of logistics, handling and shipping costs. Lower levels of merchandise inventory purchases year-to-date, in addition to contributing to improvements in our merchandise margin year-over-year, have allowed us to better manage our investment in working capital, with cash used in operating activities decreasing $18.3 million year-over-year and partially contributing to year-over-year reductions in the amount of cash flows from financing activities. Though we expect to invest less, year-over-year, in our capital expenditures, we have continued to invest in areas of the business that are expected to generate meaningful returns. We continued to invest in the expansion of our upscale outlets which have continued to generate positive comparable sales results in the first quarter of 2012, contributing $2.0 million in capital expenditures and opening four new locations in the first quarter of 2012, ending the period with 47 upscale outlets, compared to 34 upscale outlets at April 30, 2011. We continued to invest in our store re-image initiative, contributing $1.9 million in capital expenditures; and we continued to invest in upgrades to our information technology systems, contributing $1.7 million in capital expenditures and launching our Oracle merchandise financial planning and workforce management systems in the first quarter of 2012.

While these changes have sought to improve our cash flows from operations, we additionally supplemented our capital resources with a new $75.0 million secured term loan (the “Term Loan”) and extended our existing credit facility (the “Amended Credit Facility”), among other key provision amendments. Our Term Loan and Amended Credit Facility extend through February 16, 2017, subject to earlier termination as set forth in the agreement. Additionally, in February 2012, we and our sourcing agent agreed to extend our trade payables arrangement, under its existing terms and conditions, to August 31, 2012. With the additional funding received from our Term Loan, we repaid the amounts outstanding under the trade payables arrangement and ended the period with no accounts payables extended under this arrangement.

Management Overview – Subsequent Event

On May 30, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLB Holdings LLC, a Delaware limited liability company (the “Parent”), and TLB Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Parent (the “Sub”), which are both affiliates of Sycamore Partners Management LLC (“Sycamore”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, the Sub will, among other things, commence a tender offer (the “Offer”), within ten business days of the execution of the Merger Agreement, to purchase all of the outstanding shares of Talbots common stock at a price of $2.75 per share, without interest, net to the seller thereof in cash, on the terms and subject to the conditions set forth in the Merger Agreement. Upon the completion of the Offer, if successful and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Sub will merge with and into The Talbots, Inc. (the “Merger”), with The Talbots, Inc. surviving the Merger as a wholly-owned subsidiary of the Parent. The Merger Agreement also provides that the Merger may be consummated regardless of whether the Offer is completed; but if the Offer is not completed, the Merger will only be able to be consummated after Talbots’ stockholders have adopted the Merger Agreement at a meeting of stockholders and subject to the satisfaction or waiver of other conditions to the consummation of the Merger as set forth in the Merger Agreement. In the Merger, each outstanding share of Talbots common stock, other than shares of Talbots common stock owned by the Parent or the Sub, by Talbots as treasury stock or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted automatically into a right to receive $2.75 in cash, without interest.

Consummation of the Merger is subject to the satisfaction or waiver of a number of conditions, including, among other things, satisfaction of minimum tender conditions; the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; non-disapproval of the Office of the Comptroller of the Currency under the Change in Bank Control Act of the acquisition of control of Talbots Classics National Bank by the Parent and its affiliates, as applicable; receipt of a letter from the Pension Benefit Guaranty Corporation stating that it has concluded its investigation of the transaction; a minimum level of borrowing availability being maintained under our existing revolving credit facility as determined pursuant to the Merger Agreement and related agreements; and the Parent’s receipt of proceeds of, or appropriate confirmation of, applicable debt financings either directly or indirectly through the Sub or the Company, among other closing conditions. The Merger Agreement also contains customary representations, warranties and covenants of the parties and, pending the consummation of the Merger, subjects us to significant limitations and restrictions on the ordinary conduct of our business without the consent of Sycamore, including making capital expenditures in excess of an approved budget; opening new stores; closing store locations, other than most of the locations included in our previously announced store rationalization plan; hiring executives, including a successor President and Chief Executive Officer; establishing new or additional financing; incurring indebtedness or liens; disposing of assets and other matters.

For further information on the Merger, the Merger Agreement and related agreements, please refer to the Current Report on Form 8-K filed on June 1, 2012 and the Merger Agreement filed as an exhibit thereto. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and related agreements.

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of operations for the periods shown below:

	April 28,	April 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales, buying and occupancy	63.5%	64.4%
Selling, general and administrative	33.6%	33.1%
Restructuring charges	0.9%	0.7%
Impairment of store assets	0.0%	0.4%
Merger-related costs	0.0%	0.3%
Operating income	2.0%	1.1%
Interest expense, net	1.7%	0.7%
Income before taxes	0.3%	0.4%
Income tax (benefit) expense	(0.1)%	0.1%
Income from continuing operations	0.4%	0.3%

Net Sales

The following is a comparison of net sales for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011	Decrease
	(In millions)
Net store sales	$218.9	$240.8	$(21.9)
Net direct marketing sales	57.0	60.5	(3.5)

Total	$275.9	$301.3	$(25.4)

Our net sales results for the thirteen weeks ended April 28, 2012 reflect a $9.6 million, or 3.8%, decrease in consolidated comparable sales compared to the same periods of the prior year. Consolidated comparable sales include sales of comparable stores as well as direct marketing sales.

Comparable stores are those stores, excluding surplus outlets and stores designated for closure, consolidation or downsizing under our store rationalization plan, which are open for at least 13 full months. When the square footage of a store is increased or decreased by at least 15.0%, the store is excluded from the computation of comparable store metrics for a period of 13 full months.

In September 2011, we launched our direct fulfill from stores channel, whereby improved system inventory transparency allows customer Internet orders to be fulfilled from store locations when the requested items are no longer available in the direct marketing inventory. This channel contributed approximately $5.5 million in net sales in the thirteen weeks ended April 28, 2012 and is reflected in comparable store sales when the order is fulfilled by a comparable store.

Store Sales

Declines in net store sales for the thirteen weeks ended April 28, 2012 are primarily correlated to a 9.4% reduction in our store selling square footage year-over-year. Comparable store sales represent only $4.2 million of the decrease, or a comparable store sales decrease of 2.2%, on comparatively lower units sold, units per transaction and dollars per transaction, partially offset by improved conversion rates and an increased number of transactions, while we maintained our year-over-year average unit retail.

Sales metrics for comparable stores for the first quarter of 2012, including the impact of sales transactions recorded via our direct fulfill from stores system, were as follows: customer traffic was flat year-over-year, yet the conversion rate increased 5.8%, contributing to a 5.9% increase in the number of transactions per store. Units per transaction were down 7.9% which, combined with a flat average unit retail, contributed to a 7.7% decrease in dollars per transaction compared to the first quarter of 2011.

Direct Marketing Sales

Direct marketing sales in the first quarter of 2012 decreased 5.8% compared to the first quarter of 2011, while the percentage of our net sales derived from direct marketing increased to 20.7% from 20.1% in the first quarter of 2011. Our direct marketing sales decrease reflects both declines in red-line phone sales, with a better allocation of merchandise inventories in our store locations reducing red-line phone demand, and the transfer of certain Internet demand to store sales via our direct fulfill from stores system. Year-over-year, Internet sales as a percentage of total direct marketing sales declined from 75.5% in the first quarter of 2011 to 72.1% in the first quarter of 2012 with increased Internet traffic and transaction counts not able to fully offset lower units per order. As a result, Internet average order values were down 3.7% compared to the first quarter of 2011.

Cost of Sales, Buying and Occupancy

The following is a comparison of cost of sales, buying and occupancy for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011	Decrease
	(In millions)
Cost of sales, buying and occupancy	$175.3	$194.0	$(18.7)
Percentage of net sales	63.5%	64.4%	(0.9)%

In the first quarter of 2012, net sales declines of $25.4 million were partially offset by cost of sales, buying and occupancy declines of $18.7 million, resulting in a 90 basis point improvement in gross profit margin to 36.5% from 35.6% in the first quarter of 2011. This improvement in gross profit margin was driven by improvements in occupancy expenses, which decreased 90 basis points as a percentage of net sales, due to a combination of lower rent expense on a smaller store base and lower depreciation expense. Merchandise margin improved 60 basis points, on slight improvements in both our markon and markdown rates due, in part, to lower levels of merchandise inventory purchases. This merchandise margin improvement offset a 60 basis point increase in buying expenses as a percentage of net sales.

Selling, General and Administrative

The following is a comparison of selling, general and administrative for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
	April 28,	April 30,	(Decrease)
	2012	2011	Increase
	(In millions)
Selling, general and administrative	$92.6	$99.8	$(7.2)
Percentage of net sales	33.6%	33.1%	0.5%

Selling, general and administrative in the first quarter of 2012 decreased $7.2 million compared to the first quarter of 2011 despite the addition of incremental performance-based compensation, for which no comparable compensation was recorded in the same period of the prior year, as well as the addition of $2.5 million in incremental costs in the first quarter of 2012 related to our exploration of strategic alternatives and the planned retirement of our President and Chief Executive Officer. This decrease was primarily due to actions taken and planned reductions under our cost reduction initiative and the impact of a comparatively smaller store base as a result of our store rationalization plan.

While we expect selling, general and administrative expenses in fiscal 2012 to continue to benefit from the actions taken under our cost reduction initiative, we have incurred and expect that we will continue to incur additional incremental legal and consulting expenses related to our exploration of strategic alternatives, including expenses related to the proposed Merger transaction.

Restructuring Charges

The following is a comparison of restructuring charges for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011	Increase
	(In millions)
Restructuring charges	$2.4	$2.3	$0.1
Percentage of net sales	0.9%	0.7%	0.2%

Restructuring charges incurred in the first quarter of 2012 primarily include supporting headcount reductions at our call center and distribution center, effected in April 2012; lease exit and related costs incurred under our store rationalization plan and adjustments to our structural store headcount reduction, effected in March 2012. Restructuring charges in the first quarter of 2011 primarily include lease exit, severance and related costs incurred under our store rationalization plan.

We expect to incur approximately $1.7 million in additional restructuring charges during the remainder of fiscal 2012 related to the continued execution of our store rationalization plan.

Impairment of Store Assets

We regularly monitor the performance and productivity of our store portfolio and close stores when appropriate. When we determine that a store is underperforming or is likely to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. In assessing the recoverability of a store’s long-lived assets, we estimate the fair value of the store assets using an income approach which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses and non-cash store adjustments, are based on the experience of management, including historical store operating results and management’s knowledge and expectations. These estimates are affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions.

In the thirteen weeks ended April 30, 2011, we recorded impairment of store assets of $1.2 million, primarily triggered by our accelerated store rationalization plan. We did not record any impairment of store assets in the thirteen weeks ended April 28, 2012.

Merger-Related Costs

In the thirteen weeks ended April 30, 2011, we incurred $0.9 million of merger-related costs in connection with our acquisition of BPW, consisting solely of stock-based compensation expense related to an equity-based incentive award given to certain executives and members of senior management as a result of the closing of this transaction.

Goodwill and Other Intangible Assets

We evaluate goodwill and trademarks for impairment on an annual basis at the reporting unit level on the first day of each fiscal year, and more frequently if events occur or circumstances change which indicate that the goodwill or trademarks should be evaluated. We performed our annual impairment tests for fiscal 2012 and fiscal 2011 as of January 29, 2012 and January 30, 2011, respectively, using a combination of an income approach and market value approach which collectively contemplate our operating results and financial position, forecasted operating results, changes and expected changes in our store portfolio, industry trends, market uncertainty and comparable industry multiples. As a result of these analyses, we determined that no impairment of our goodwill or trademarks existed. We evaluated events and circumstances through the first quarter of 2012 and did not identify any conditions which indicated that the goodwill or trademarks should be re-evaluated. We continue to monitor events and circumstances that may require goodwill and trademarks to be evaluated including any volatility in our market capitalization.

Interest Expense, net

The following is a comparison of net interest expense for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011	Increase
	(In millions)
Interest expense, net	$4.6	$2.0	$2.6

Net interest expense in the thirteen weeks ended April 28, 2012 increased from the same period in 2011 due to increased debt-related interest expense and the addition of $0.9 million in interest expense related to our trade payables arrangement. First quarter debt-related interest expense increased as our weighted average debt outstanding increased from $79.3 million in the first quarter of 2011 to $168.8 million in the first quarter of 2012, and our effective interest rate increased from 3.6% in the first quarter of 2011 to 6.2% in the first quarter of 2012. The increases in outstanding debt and our effective interest rate are primarily correlated to our new $75.0 million secured term loan which carries interest with a higher rate margin than our revolving credit facility. With the addition of the five year secured term loan in the first quarter of 2012, we expect net interest expense to be higher year-over-year for the remainder of fiscal 2012. See Liquidity and Capital Resources – Term Loan and Liquidity and Capital Resources - Trade Payables Arrangement for further information regarding these arrangements.

Income Tax (Benefit) Expense

The following is a comparison of income tax (benefit) expense for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011	Decrease
	(In millions)
Income tax (benefit) expense	$(0.2)	$0.2	$(0.4)

For the thirteen weeks ended April 28, 2012 and April 30, 2011, our effective income tax rate, including discrete items, was (17.3%) and 20.3%, respectively. The effective income tax rate is based upon the estimated income or loss for the year, the estimated composition of the income or loss in different jurisdictions and discrete adjustments for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties. The income tax benefit recorded for the thirteen weeks ended April 28, 2012 is primarily comprised of discrete adjustments related to effective settlements of certain state tax audits in the period. Income tax expense for the thirteen weeks ended April 30, 2011 was primarily a function of our applicable effective rates and the results of operations within certain jurisdictions in the respective periods.

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

The loss from discontinued operations for the thirteen weeks ended April 28, 2012 includes on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses, offset by favorable adjustments to certain lease liabilities. The loss from discontinued operations for the thirteen weeks ended April 30, 2011 includes on-going lease and other liability adjustments related to the J. Jill, Talbots Kids and Mens businesses, partially offset by favorable adjustments to certain lease liabilities including the first quarter of 2011 settlement of one of the two remaining J. Jill store leases not assumed by the Purchaser in the sale of J. Jill.

Liquidity and Capital Resources

Our recent operating losses have challenged our capital resources, and, as a result, we have begun to implement certain measures which seek to improve our profitability and increase the level of cash available for funding operations and working capital needs.

We are primarily financing our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings, debt, interest and other payment requirements through cash generated by operations, our existing credit facility and credit from vendors and our sourcing agent. We seek to manage borrowing and availability under our credit facility by monitoring the timing of inventory commitments, inventory receipts and vendor payments. In the first quarter of 2012, we supplemented our capital resources with a new $75.0 million secured term loan (the “Term Loan”) and extended our existing credit facility (the “Amended Credit Facility”), among other key provision amendments. Our Term Loan and Amended Credit Facility extend through February 16, 2017, subject to earlier termination as set forth in the agreements. Additionally, in February 2012, we and our sourcing agent agreed to extend our trade payables arrangement, under its existing terms and conditions, to August 31, 2012.

We have continued to implement phases of our transformation and turnaround strategy and are adjusting these steps, as needed, as the circumstances, environment and needs of the Company evolve. The success of our strategy and, accordingly, our ability to generate improved results and sufficient cash from operations depend upon our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis, effectively manage our costs, regularly access adequate sources of liquidity to satisfy our working capital and other operating cash requirements at all times and successfully fund and execute our operating, cost reduction and strategic initiatives.

We expect to continue to face inconsistent sentiment in U.S. consumer confidence and the continued pressures of an aggressively promotional competitive environment. As we remain focused on driving customer traffic and conversions, we expect to continue to employ a competitive promotional strategy and, as a result, expect that our gross profit margins may continue to be affected by such pressures. We will continue to seek to mitigate further impact to our gross profit margins and continue to seek to improve our profitability through reductions in our level of merchandise inventory commitments as well as store and corporate cost reductions, however we cannot assure that these actions will enable us to achieve our operating plan for sales, operating income or operating cash flows for the year.

Revolving Credit Facility

On February 16, 2012, we amended our existing revolving credit facility (the “Amended Credit Facility”). The Amended Credit Facility is an asset-based revolving credit facility (including a $25.0 million letter of credit sub-facility) that permits us to borrow up to the lesser of (a) $200.0 million and (b) the result of (i) 85.0% of the value of (1) eligible credit card receivables, (2) the net orderly liquidation value of eligible private label credit card receivables, (3) the net orderly liquidation value of eligible in-transit inventory from international vendors (subject to certain caps and limitations) and (4) the net orderly liquidation value of eligible inventory in the United States (the amount calculated in this clause (b) less reserves from time to time established by the lenders), minus (ii) the greater of (1) $17.5 million and (2) the lesser of (x) 10.0% of the aggregate revolving loan commitment under the Amended Credit Facility and (y) 10.0% of the borrowing base and minus (iii) certain availability reserves established under the terms of the secured term loan. In addition, under and subject to the terms of the facility, the lenders also have the right to establish certain additional reserves against borrowing availability if the lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary. Borrowing under the Amended Credit Facility will also be subject to several additional limitations under the provisions of our secured term loan facility. Refer to Term Loan for additional information regarding these provisions. If the commitments under the Amended Credit Facility are reduced or terminated prior to February 16, 2013, we will incur a penalty of 1.0% on the amount of any such reduction, except in certain circumstances as specified in the agreement. There are no penalties on reductions on or after February 16, 2013.

Loans made pursuant to this agreement carry interest, at our election, at either (a) the higher of the LIBOR rate for the applicable interest period or the three-month LIBOR plus 2.5% to 3.0% depending on certain availability thresholds, or (b) the base rate plus 1.5% to 2.0,%, depending on certain availability thresholds, with the base rate established at a prime rate pursuant to the terms of the agreement. Interest on borrowings is payable monthly in arrears. We pay a fee of 37.5 to 50 basis points on the unused portion of the commitment and outstanding letters of credit, if any, monthly in arrears in accordance with formulas set forth in the agreement. As of April 28, 2012, our effective interest rate under the Amended Credit Facility was 3.3%, and we had additional borrowing availability of up to $69.5 million.

Amounts are borrowed and repaid on a daily basis through a control account arrangement. Cash received from customers is swept on a daily basis into a control account in the name of the agent for the lenders. Subject to the terms of the agreement, we are permitted to maintain a certain amount of cash in disbursement accounts, including certain amounts to satisfy our current liabilities incurred in the ordinary course of our business. Amounts may be borrowed and re-borrowed, subject to the satisfaction or waiver of all borrowing conditions, including, without limitation, perfected liens on collateral, accuracy of all representations and warranties, the absence of a default or an event of default and other borrowing conditions, all subject to certain exclusions as set forth in the agreement. We require sufficient borrowing capacity under our Amended Credit Facility for our working capital and other cash needs. Our borrowing availability under the Amended Credit Facility will fluctuate during the course of the year, due to, among other reasons, seasonal changes in our levels of inventory and accounts receivable as well as changes in third party appraisal values of our inventory and accounts receivable.

The agreement matures on February 16, 2017, subject to earlier termination as set forth in the agreement. The entire principal amount of loans under the facility and any outstanding letters of credit will be due on the maturity date. Loans may be voluntarily prepaid at any time at our option, in whole or in part, at par plus accrued and unpaid interest and any break funding loss incurred. We are required to make mandatory repayments in the event of receipt of net proceeds from asset dispositions, receipt of net proceeds from the issuance of securities and to the extent that our outstanding indebtedness under the Amended Credit Facility exceeds our maximum borrowing availability at any time. Upon any voluntary or mandatory prepayment of borrowings outstanding at the LIBOR rate on a day that is not the last day of the respective interest period, we will reimburse the lenders for any resulting loss or expense that the lenders may incur. Amounts voluntarily repaid prior to the maturity date may be re-borrowed.

The Company and certain of our subsidiaries have executed a guaranty and security agreement pursuant to which all obligations under the Amended Credit Facility are fully and unconditionally guaranteed on a joint and several basis. Additionally, pursuant to the security agreement, all obligations are secured by (i) a second lien mortgage on our Hingham, Massachusetts headquarters facility and Lakeville, Massachusetts distribution facility, (ii) a second priority perfected lien on certain intellectual property, equipment and fixtures and (iii) a first priority perfected lien and security interest in the remaining assets of the Company or any guarantor from time to time. In connection with the lenders’ security interest in our proprietary Talbots credit card program, Talbots and certain of our subsidiaries have also executed an access and monitoring agreement that requires us to comply with certain monitoring and reporting obligations to the agent with respect to such program, subject to applicable law.

We may not create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Amended Credit Facility, subject to certain limited exceptions set forth in the agreement. The Amended Credit Facility contains negative covenants prohibiting us, with certain exceptions, from among other things, incurring indebtedness and contingent obligations, as defined, making loans, investments, intercompany loans and capital contributions, declaring or making any dividend payment except for dividend payments or distributions payable solely in stock or stock equivalents, and disposing of property or assets. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement also provides for events of default, including failure to repay principal and interest when due, failure to perform or comply with the provisions or covenants of the agreement, an event of default on other third party obligations and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of our securities, the replacement of a majority of our Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). The agreement does not contain any financial covenant tests.

Our ability to satisfy our debt obligations depends on our financial and operating performance. Should we default in our obligations under the Amended Credit Facility, the lender could declare an event of default, terminate borrowing under the facility and declare all indebtedness under the facility immediately due and payable, and if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness.

Our borrowing base under our Amended Credit Facility is determined based on, among other factors, the values at any point in time of our customer accounts receivable and merchandise inventories as calculated under our Amended Credit Facility. These values are directly impacted by our sales performance, inventory commitments, seasonal changes in our levels of inventory and accounts receivable as well as changes in third party appraisal values of our inventory and accounts receivable. We rely on the sufficiency of our borrowing availability for our working capital needs. If our borrowing availability under our Amended Credit Facility is at any time less than the minimum amount required by our Amended Credit Facility and Term Loan, which we cannot at all times assure, we would not be able to borrow under the Amended Credit Facility and would be in default under both debt facilities, which, if we were unable to satisfy the amounts outstanding or obtain a waiver from our lenders, would allow the lenders to realize on all collateral pledged under our debt facilities which would have a material adverse effect on our business, our ability to achieve our plan, our financial position and our liquidity.

We and the lenders have entered into a letter of credit sub-facility under our Amended Credit Facility pursuant to which the lenders will provide either documentary or standby letters of credit, at our request, to various beneficiaries on the terms set forth in the applicable agreement, subject to any applicable limitations set forth in the Amended Credit Facility.

As of April 28, 2012, we had borrowings of $122.9 million outstanding under the Amended Credit Facility, $0.8 million in outstanding letters of credit related to merchandise purchases under the letter of credit sub-facility and additional letter of credit availability of up to $24.2 million under the sub-facility which is included as part of our total additional borrowing availability under the Amended Credit Facility, subject to all borrowing capacity restrictions included under the facility.

Term Loan

On February 16, 2012, we entered into a new $75.0 million secured term loan facility (the “Term Loan”). The Term Loan is secured by a first lien on certain of our real estate and on intellectual property, equipment and fixtures, and a second lien on our remaining assets. Funding of the loan was subject to, among other things, the granting of liens and mortgages in favor of the lenders and the Company evidencing $100.0 million of availability on the closing date of the Term Loan after giving effect to the proceeds of the Term Loan and the Amended Credit Facility. The Term Loan contains several additional limitations on the aggregate amount that may be borrowed under the Amended Credit Facility. First, if the outstanding principal amount of the Term Loan exceeds (A) the sum of (i) 15.0% of the value of eligible credit card receivables, (ii) 15.0% of the net orderly liquidation value of eligible private label credit card receivables, (iii) 65.0% of the net orderly liquidation value of eligible in-transit inventory from international vendors (not to exceed $10.0 million), (iv) 15.0% of the net orderly liquidation value of eligible inventory in the United States, (v) 30.0% of the then appraised value of certain eligible real property (not to exceed $15.0 million) plus (vi) 37.5% of the net forced liquidation value of intellectual property (not to exceed $15.0 million) minus (B) reserves from time to time implemented by the lenders; then an additional availability reserve, in the amount of such excess, must be taken against the borrowing base under the Amended Credit Facility. Second, the Term Loan requires that the aggregate amount available under the Amended Credit Facility’s borrowing base at no time be less than the greater of (i) $17.5 million and (ii) the lesser of (x) 10.0% of the aggregate revolving loan commitment under the Amended Credit Facility and (y) 10.0% of the borrowing base. Third, if availability under the Amended Credit Facility falls below $20.0 million, or after the occurrence of certain events, an additional availability reserve of up to $10.0 million must be taken against the borrowing base under the Amended Credit Facility unless otherwise agreed to by the lenders. We also agreed not to permit borrowing availability under the Amended Credit Facility to be less than the minimum borrowing base specified under that facility. In addition, under and subject to the terms of the facility, the Term Loan lenders have the right to establish certain additional reserves against borrowing availability under the Amended Credit Facility if the Term Loan lenders determine, in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender, that additional reserves are necessary.

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

The Term Loan carries interest at LIBOR plus 10.0%. Interest under the Term Loan is payable monthly in arrears. If the Term Loan is prepaid, in whole or in part, either voluntarily or mandatorily, prior to the maturity date, we must pay a penalty of: (a) 4.0% on amounts prepaid prior to the first anniversary of the closing date; (b) 2.0% on amounts prepaid on the first anniversary of the closing date through the second anniversary of the closing date; and (c) 1.0% on amounts prepaid on the second anniversary of the closing date through the third anniversary of the closing date. There is no penalty on amounts prepaid on or after the third anniversary of the closing date. As of April 28, 2012, our effective interest rate under the Term Loan was 10.8%.

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

Under the terms of the agreement, neither the borrowers nor any of their subsidiaries may create, assume or suffer to exist any lien securing indebtedness incurred after the closing date of the Term Loan subject to certain limited exceptions set forth in the agreement. The agreement contains negative covenants prohibiting us, with certain exceptions, from, among other things, incurring indebtedness and contingent obligations, making investments, intercompany loans and capital contributions and disposing of property or assets. We have agreed to keep the mortgaged properties in good repair, reasonable wear and tear excepted. The agreement contains customary representations, warranties and covenants relating to the Company and our subsidiaries. The agreement provides for events of default, including failure to repay principal and interest when due and failure to perform or comply with the provisions or covenants of the agreement, an event of default on certain other third party obligations (including any event or condition which should cause amounts outstanding under the Amended Credit Facility to become due and payable prior to its stated maturity) and any change in control of the Company (as defined in the agreement to include, among other things, any person or group acquiring 50.0% or more of the total voting power of our securities, the replacement of a majority of our Board of Directors under certain circumstances and certain mergers or other extraordinary transactions). The agreement does not contain any financial covenant tests.

Our ability to satisfy our debt obligations depends on our financial and operating performance. Should we default in our obligations under the Term Loan, the lenders could declare an event of default and declare all indebtedness under the loan immediately due and payable and, if outstanding indebtedness is not immediately satisfied from cash resources, realize on all collateral pledged to secure such indebtedness.

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

Fees are calculated and payable monthly on amounts outstanding under this arrangement at a rate of 1.0% per month. Additional fees may be charged on amounts overdue under this arrangement at a rate of 2.0% per month, calculated on a daily basis. This arrangement became effective for amounts that were or became due beginning on September 1, 2011 and was extended on February 29, 2012 to August 31, 2012, with an option to renew for an additional six month period upon the mutual agreement of the Company and our sourcing agent. This arrangement is subject to suspension or earlier termination as provided in the arrangement, including any termination by our sourcing agent in its discretion upon 28 days notice at any time. In addition, our sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under the buying agency agreement for certain merchandise purchases, which may be suspended at the discretion of our sourcing agent. As of April 28, 2012, we had outstanding letters of credit issued by our sourcing agent of $3.7 million and no accounts payable extended under this arrangement. During the thirteen weeks ended April 28, 2012, we recorded $0.9 million of fees and interest under these arrangements.

Outlook

We expect that our primary uses of cash in the next twelve months will be concentrated in funding operations, strategic initiatives and working capital needs. Additionally, we may be required to make payments over the next twelve months regarding certain tax matters which have been subject to appeal and are pending final resolution and the outcome of potential negotiations, and will be required to make significant payments to fund our Pension Plan. We expect to primarily finance our working capital needs, operating costs, capital expenditures, strategic initiatives, restructurings and debt, interest and other payment requirements through cash generated by operations, our Amended Credit Facility and credit from vendors and our sourcing agent.

In light of our recent operating performance, we have been exploring strategic alternatives as well as implementing measures which seek to improve our profitability and increase the level of cash available for funding operations and working capital needs.

•

On May 30, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLB Holdings LLC, a Delaware limited liability company (the “Parent”), and TLB Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Parent (the “Sub”), which are both affiliates of Sycamore Partners Management LLC (“Sycamore”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, the Sub will, among other things, commence a tender offer, within ten business days of the execution of the Merger Agreement, to purchase all of the outstanding shares of Talbots common stock at a price of $2.75 per share, without interest, net to the seller thereof in cash, on the terms and subjection to the conditions set forth in the Merger Agreement. Refer to Management Overview – Subsequent Event for additional information regarding this transaction.

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

•

In February 2012, we and our exclusive global apparel sourcing agent agreed to extend an arrangement, originally entered into in September 2011, whereby we have the option to extend payment terms for merchandise purchases sourced by our exclusive agent. In addition our sourcing agent agreed to extend letters of credit, on behalf and at the request of the Company, to vendors organized under our buying agency agreement for certain merchandise purchases. This arrangement has provided us with greater flexibility in planning and managing our capital resources. See Trade Payables Arrangement for additional information regarding this arrangement.

•

In December 2011, we announced a cost reduction initiative with a goal of reducing annual costs and expenses by approximately $50.0 million across all areas of the business by the end of fiscal 2012. Key components of this initiative, which seeks to continue to improve our financial results and financial position, include:

•	Lower levels of marketing spend, including the suspension of national advertising and television campaigns in the near-term;

•

Exploring and implementing process efficiencies and structural streamlining across all areas of the business, including reducing corporate headcount by approximately 9.0% in December 2011 and reducing supporting headcount at the Company’s call center and distribution center by approximately 16.0% in April 2012; and

•

Implementing a store payroll rationalization program whereby we are seeking to adjust the composition of our store workforce and reduce store payroll hours by managing to improved productivity standards, aided by the implementation of a workforce management system.

In conjunction with these direct cost reductions, we announced a decrease in the level of planned capital expenditures for fiscal 2012 and are planning reductions in our level of merchandise inventory commitments in fiscal 2012 which should also contribute to lower levels of logistics, handling and shipping costs.

•

Additionally, we have been working to improve our net sales and productivity with certain of our strategic initiatives, including our store rationalization plan, store re-image initiative, information technology systems upgrades, segmentation strategy and upscale outlet expansion. We will continue to closely evaluate the results of the phases of these initiatives implemented to-date and adjust our execution of these initiatives as needed. We remain committed to these strategic initiatives and the productivity and profitability improvements that we expect these initiatives will ultimately deliver and expect to continue to allocate our capital resources to the continuing implementation of these initiatives as practicable, focusing our investment on the areas which are expected to generate meaningful returns. However, in the interim period prior to the completion of the Merger, we are subject to significant limitations and restrictions on the ordinary conduct of our business without the consent of Sycamore, including making capital expenditures in excess of an approved budget; opening new stores; closing store locations, other than most of the locations included in our previously announced store rationalization plan and other matters impacting the normal operation of our business, which limits the amount of our spending on our strategic initiatives as well as certain actions we might otherwise expect to take during this period in executing on our strategic initiatives. We are still in the process of executing our strategic initiatives, and the benefits anticipated from these strategic initiatives may take longer than expected to be realized.

Our cash and cash equivalents were $22.4 million and working capital was $41.0 million as of April 28, 2012. Based on our assumptions, including achieving our internal forecast and operating plan for improved net sales, operating results, cost savings and cash flows for the next twelve months, our anticipated borrowing availability under the Amended Credit Facility and our anticipated credit from vendors and our sourcing agent, we anticipate that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for the next twelve months. This expectation depends upon our future operating performance, the achievement of our operating plan and internal forecast, including the absence of any unforeseen cash requirements, our expected borrowing availability, the continued credit and working capital support of our vendors and our sourcing agent throughout this period and the absence of any significant deterioration in economic conditions.

Our operating plan assumes that our comparable sales, operating results and cash flows from operations will improve significantly in fiscal 2012. Our ability to improve our comparable sales, operating results and cash flows from operations depends upon a significant number of factors, including improving and sustaining customer acceptance of our merchandise. While we believe we have improved our merchandise assortments, our past merchandise misses have negatively impacted customer perception of our brand, which could take more time to rebuild than anticipated, even with improved merchandise assortments. Our operating results improved for the thirteen weeks end April 28, 2012, although they were not at the level planned. The expected positive impact of our strategic initiatives may also take longer to realize than anticipated and the benefits from these initiatives may not be achieved in the time and amounts expected. We have also forecasted substantial cost savings from our cost reduction initiative, which will reduce our cash spend but could potentially negatively impact other initiatives to improve our business. For example, our planned reductions in marketing spend in fiscal 2012 may impact our brand awareness, customer acquisition efforts and sales, and our expected reduced inventory commitments, which we anticipate will help to reduce markdown exposure, may impact our merchandise available for sale and could impact the achievement of our operating plan.

Our ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future operating performance, credit sources and borrowing availability which cannot at all times be assured. Our actual results may differ materially. If our future sales and other operating results are not at the level planned, or if they were to deteriorate, it would adversely impact our expected cash flows and liquidity. As a result, our cash flows and other sources of liquidity may not at all times be sufficient for our future cash requirements. We will continue to monitor our performance and liquidity, and if needed, we would seek to take further steps intended to improve our financial position and liquidity and mitigate any potential shortfall in our available working capital, such as by modifying our operating plan, seeking to further reduce costs, adjusting cash spend, capital expenditures and working capital, pursuing additional financing if available, seeking additional credit support or evaluating other alternatives to obtain additional sources of liquidity, subject to the terms and conditions of our existing debt facilities and the restrictions and limitations of the Merger Agreement. We cannot assure that any of these actions would be sufficient or available or, if available, available on favorable or satisfactory terms.

Additionally, since its inception in September 2011, we have relied on our trade payables arrangement with our exclusive global apparel sourcing agent, and, at present, our expected sources of future credit include this trade payables arrangement. The trade payables arrangement is subject to suspension or termination at the discretion of our sourcing agent upon 28 days notice at any time, as provided in the arrangement. There can be no assurance that our sourcing agent will not exercise its right to suspend or terminate this arrangement as a result of any uncertainty arising from the proposed Merger or for any other reason. If this arrangement were to be suspended or terminated, it could result in a shortfall in our cash available for working capital. Separately, we may seek to work directly with certain of our larger vendors on securing payable terms similar to the payable terms of our trade payables arrangement, although there can be no assurance that we will be successful in securing these terms.

The consummation of the proposed Merger is subject to numerous conditions, many of which are outside of our control, and will likely impact our operating plan; strategic initiatives; liquidity requirements and sources of liquidity. In addition, pending the consummation of the Merger, we are subject to a significant number of limitations and restrictions on the ordinary conduct of our business, as previously described in Management Overview – Subsequent Event, and are also prohibited from seeking alternative transactions. Pending the consummation of the Merger, we expect to continue to seek to execute on our operating plan and cost reduction initiative which are intended to improve our profitability and financial position.

Our strategic review process, commenced by our Board of Directors in December 2011, solicited strategic transaction proposals including potential acquisition and financial transaction proposals and resulted in the proposed Merger with Sycamore. If for any reason the proposed Merger with Sycamore is not consummated, a further strategic acquisition or financial transaction may not be available to us on acceptable terms or at all.

Cash Flows

The following is a summary of cash flows from continuing operations for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	April 28,	April 30,
	2012	2011
	(In millions)
Net cash used in operating activities	$(32.3)	$(50.6)
Net cash used in investing activities	(6.9)	(9.7)
Net cash provided by financing activities	53.3	59.1

Cash used in operating activities

Cash used in operating activities was $32.3 million during the thirteen weeks ended April 28, 2012 compared to $50.6 million during the thirteen weeks ended April 30, 2011. Cash used in operating activities in both periods presented is the result of comparative increases in cash used in working capital changes, partially offset by earnings excluding non-cash items in the period to-date. The comparative decrease period-over-period in cash used in operating activities is due to improvements in our working capital management, reflected in the planned reductions in merchandise inventories as part of our cost reduction initiative; comparative differences in the timing of our quarter-end date in relation to monthly prepaid rent and changes in the composition of accrued liabilities settled year-over-year. These changes were partially offset by reductions in our accounts payable, partially due to lower levels of purchases under our cost reduction initiative and the timing of inventory receipts.

Cash used in investing activities

Cash used in investing activities relates solely to purchases of property and equipment in both periods presented and reflects continued investment in our store re-image initiative, our information technology systems and our expansion of upscale outlets, with four new locations opening in the thirteen weeks ended April 28, 2012.

Cash provided by financing activities

Cash provided by financing activities was $53.3 million during the thirteen weeks ended April 28, 2012 compared to $59.1 million during the thirteen weeks ended April 30, 2011. The comparative decrease in cash provided by financing activities reflects a full repayment of all accounts payable extended under our trade payables arrangement following the receipt of proceeds from our new secured term loan and is correlated to year-over-year improvements in our cash used in operating activities.

Critical Accounting Policies

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. Management has determined that our most critical accounting policies are those relating to the sales return reserve, gift card breakage, stock-based compensation, income taxes, inventory markdown reserve, long-lived assets, goodwill and indefinite-lived trademarks and retirement plans. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 amends Accounting Standards Codification (“ASC”) 350-20, Goodwill, by providing entities which are testing goodwill for impairment with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the entity determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, further testing of goodwill for impairment would not need to be performed. The ASU does not change how goodwill is calculated or assigned to reporting units, revise the requirement to test goodwill annually for impairment or amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, the ASU does revise the examples of events and circumstances that an entity should consider in its assessment. We adopted ASU 2011-08 in the first quarter of 2012. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 amends ASC 220, Comprehensive Income, by requiring entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The items that must be reported in other comprehensive income were not changed. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by a component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We adopted ASU 2011-05, with retrospective application as required, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12 and have included in these condensed consolidated financial statements separate unaudited statements of comprehensive income. The adoption of this ASU did not impact our condensed consolidated financial statements other than this change in presentation.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends ASC 820, Fair Value Measurement, by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied. We adopted ASU 2011-04 in the first quarter of 2012. The adoption of this standard did not impact our condensed consolidated financial statements in the first quarter of 2012 because we did not record any fair value remeasurements requiring disclosure in the period; however, we expect to include additional disclosures relative to fair value remeasurements, specifically impairments of store assets, as a result of the adoption of this ASU if such remeasurements become necessary in a future period.

Contractual Obligations

There were no material changes to our contractual obligations during the thirteen weeks ended April 28, 2012. For a complete discussion of our contractual obligations, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as “expect,” “achieve,” “plan,” “look,” “projected,” “believe,” “anticipate,” “outlook,” “will,” “would,” “should,” “intend,” “potential” or similar statements or variations of such terms. All of the information concerning our future liquidity, future net sales, gross profit margins and other future results, achievement of operating plan or forecasts for future periods, sources and availability of credit and liquidity, future cash flows and cash needs, success and results of strategic initiatives, anticipated cost savings and other reduced spending, other future financial performance or financial position and the outcome of our strategic review process, including anticipated timing of filings and approvals relating to the proposed Merger, the expected timing of the completion of the proposed Merger, the ability to complete the proposed Merger considering the various closing conditions, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our internal operating plan, regular-price, promotional and markdown selling, operating cash flows, liquidity and sources and availability of credit for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:

•	the risks associated with any uncertainties arising related to the proposed Merger with Sycamore, which is subject to numerous conditions which we cannot assure will be satisfied;

•

the risks associated with any adverse impact the proposed Merger with Sycamore or any uncertainties arising related to the proposed Merger with Sycamore could have on our business, including any potential impacts to our operating plan and strategic initiatives; our relationships with our employees, vendors, exclusive sourcing agent or others with whom we do business; our ability to consider or implement alternative transactions or business plans or our business in general;

•	the ability to achieve our operating and strategic plans for operating results, working capital and cash flows;

•	the risks associated with our efforts to maintain our traditional customer and expand to attract new customers;

•	the risks associated with competitive pricing pressures and the current increased promotional environment;

•	the ability to reduce spending as needed;

•

the ability to access on satisfactory terms, or at all, adequate financing and other sources of liquidity, as and when necessary, to fund our continuing operations, working capital needs, strategic and cost reduction initiatives and other cash needs and to obtain further increases in our debt facilities and obtain other or additional debt or credit facilities or other internal or external liquidity sources if cash flows from operating activities or other capital resources are not sufficient for our cash requirements at any time or times;

•	the ability to continue and extend our trade payables arrangement with our exclusive sourcing agent;

•	the ability to successfully increase our customer traffic and the success and customer acceptance of our merchandise offerings in our stores, on our website and in our catalogs;

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

•	any risk of noncompliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers;

•	the risk of material impairment of our goodwill, trademarks or long-lived assets;

•

the risks associated with our efforts in transforming our information technology systems to meet our changing business systems and operations, including the ability to maintain adequate system security controls;

•	any significant interruption or disruption in the operation of our distribution facility or the domestic and international transportation infrastructure;

•

the risks and uncertainties associated with the outcome of current and future litigation, claims, tax audits and tax and other proceedings and the risk that actual liabilities, assessments or other financial impact will exceed any estimated, accrued or expected amounts or outcomes; and

•

the risks associated with any further decline in the market price of our common stock, including satisfaction of New York Stock Exchange continued listing criteria which requires the average closing price of our common stock to be greater than $1.00 over 30 consecutive trading days and certain minimum levels of market capitalization.

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

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and other periodic reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We do not enter into financial instruments for trading purposes.

As of April 28, 2012, we had outstanding variable rate borrowings of $122.9 million under our Amended Credit Facility and $75.0 million under our Term Loan. The impact of a hypothetical 10.0% adverse change in interest rates for these variable rate debt facilities would have resulted in additional expense of approximately $0.3 million for the quarter ended April 28, 2012. Our Pension Plan assets are generally invested in readily-liquid investments, primarily equity and debt securities. Generally, any deterioration in the financial markets or changes in discount rates may affect the level of contributions that we are required to make to our Pension Plan.

We enter into certain purchase obligations outside the United States which are predominately settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks. In addition, we operated 14 stores in Canada as of April 28, 2012. We believe that our foreign currency translation risk is immaterial, as a hypothetical 10.0% strengthening or weakening of the U.S. dollar relative to the applicable foreign currency would not materially affect our results of operations or cash flow.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 28, 2012.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 3, 2011, a purported Talbots shareholder filed a putative class action captioned Washtenaw County Employees’ Retirement System v. The Talbots, Inc. et al., Case No. 1:11-cv-10186-NMG, in the United States District Court for the District of Massachusetts against Talbots and certain of its officers. The complaint, purportedly brought on behalf of all purchasers of

Talbots common stock from December 8, 2009 through and including January 11, 2011, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought, among other things, damages and costs and expenses. On July 27, 2011, the lead plaintiff filed an amended complaint which continues to assert claims under Sections 10(b) and 20(a) alleging certain false and misleading statements and alleged omissions related to Talbots’ financial condition, inventory management and business prospects. The amended complaint alleges that these actions artificially inflated the market price of Talbots common stock during the class period, thus purportedly harming investors. On October 17, 2011, Talbots and the remaining defendants filed a motion to dismiss all of the claims asserted in the amended complaint pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995. A hearing on the motion to dismiss is scheduled for June 12, 2012. We believe that these claims are without merit and intend to defend against them vigorously. At this time, we cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.

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

On December 12, 2011, a purported Talbots shareholder filed a putative class action captioned Lowe v. Pfeiffer, C.A. No. 7104-VCN, in the Delaware Court of Chancery against Talbots and the members of its Board of Directors. The Compliant, purportedly brought on behalf of all public shareholders of Talbots common stock, alleges breach of fiduciary duties against the Board of Directors (and, as against Talbots, aiding and abetting the Board of Director’s breach) by not properly considering the unsolicited takeover proposal received on December 6, 2011 from a third party, not apprising themselves of the true value of Talbots or the benefits of any potential transaction and generally not taking steps necessary to comply with their fiduciary obligations. The compliant demands, among other things, injunctive relief directing the Board of Directors to exercise their fiduciary duties to obtain a transaction in the best interest of Talbots shareholders, costs and fees. On May 8, 2012, a Stipulation and Order of Dismissal was granted by the Delaware Court of Chancery, and all claims pending in this action were dismissed without prejudice.

On May 10, 2012, a purported Talbots shareholder filed a putative class action captioned Leach v. Pfeiffer, C.A. No. 7513-CS, in the Delaware Court of Chancery against Talbots and the members of its Board of Directors. The complaint alleges breach of fiduciary duties against the Board of Directors in connection with the proposed acquisition of the outstanding shares of Talbots’ common stock by a third party. We believe that these claims are without merit and intend to defend against them vigorously. At this time, we cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.

On or about June 4 and 5, 2012, two purported Talbots shareholders filed putative class actions in the Delaware Court of Chancery against Talbots, the members of its Board of Directors including its Chief Executive Officer, Sycamore Partners, TLB Holdings LLC and TLB Merger Sub Inc. captioned (i) Schwartz, et al. v. The Talbots, Inc., et al., C.A. No. 7589-CS, and (ii) Wilkin v. The Talbots, Inc., et al., C.A. No. 7594. The complaints assert claims for breaches of fiduciary duties and aiding and abetting breaches of fiduciary duties in connection with the negotiation and approval of the Merger Agreement. The plaintiffs seek injunctive, declaratory, rescissory and monetary relief, including an order to enjoin the consummation of the transactions contemplated in the Merger Agreement. We believe that these claims are without merit and intend to defend against them vigorously. At this time, we cannot reasonably predict the outcome of these proceedings or an estimate of damages, if any.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the following risk factors as well as the risk factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, any of which could materially affect our business, operations, financial position or future results. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the condensed consolidated financial statements and related notes included in this Quarterly Report.

The proposed merger with affiliates of Sycamore Partners Management, L.L.C. is subject to numerous conditions which we cannot assure will be satisfied. In addition, in the interim period prior to the consummation of the proposed Merger, we are subject to significant limitations and restrictions on the conduct of our business even in the ordinary course.

On May 30, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLB Holdings LLC, a Delaware limited liability company (the “Parent”), and TLB Merger Sub Inc., a Delaware corporation (the “Sub”), which are both affiliates of Sycamore Partners Management LLC (“Sycamore”). The consummation of the proposed Merger is subject to numerous conditions, many of which are outside of our control, and there can be no assurance that all conditions to the transaction will be satisfied and that the transaction will be consummated or be consummated in the timeframe or manner currently anticipated. For example, there could be a failure of one or more closing conditions to the consummation of the Merger. We cannot assure that all closing conditions as set forth in the Merger Agreement will be satisfied, including, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; non-disapproval of the Office of the Comptroller of the Currency under the Change in Bank Control Act of the acquisition of control of Talbots Classics National Bank by the Parent and its affiliates, as applicable; receipt of a letter from the Pension Benefit Guaranty Corporation stating that it has concluded its investigation of the transaction; a minimum level of borrowing availability being maintained under our existing revolving credit facility; and the Parent’s receipt of proceeds of, or appropriate confirmation of, applicable debt financings; among other closing conditions. We also cannot assure that our shareholders will tender a sufficient number of shares of our common stock for the consummation of the Merger or, if applicable, that our shareholders will approve the Merger, or that applicable regulators will approve or will not take action which could lead to a delay or termination of the Merger or that other events may not occur resulting in a delay or termination of the Merger.

Any delay in closing the Merger or any termination of the Merger could have a material adverse effect on our business, including potential impacts to our operating plan and strategic initiatives; our relationships with our employees, vendors, exclusive sourcing agent or others with whom we do business; and our ability to consider or implement alternative transactions or business plans or our business in general. Additionally, any delay in closing the Merger or any termination of the Merger could negatively impact the market price of our common stock, to the extent that the market price of our common stock reflects an assumption that the Merger will be consummated.

We have also incurred and will continue to incur costs for professional services and other matters related to the proposed Merger, many of which costs are payable by us whether or not the proposed Merger is consummated. In addition, if the Merger is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a significant termination fee and reimburse certain of the Parent’s expenses.

Pending the consummation of the Merger, we are subject to significant limitations and restrictions on the ordinary conduct of our business without the consent of Sycamore, including making capital expenditures in excess of an approved budget; opening new stores; closing store locations, other than most of the locations included in our previously announced store rationalization plan; hiring executives, including a successor President and Chief Executive Officer; establishing new or additional financing; incurring indebtedness or liens; disposing of assets and other matters, all of which could significantly impact the normal operation of our business and limit the amount of our spending on our strategic initiatives as well as certain actions we might otherwise expect to take during this period in executing on our strategic initiatives. Under the terms of the Merger, we are also prohibited from seeking alternative transactions.

Our business could be adversely impacted as a result of any uncertainty related to the proposed Merger.

The proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	we may incur losses of revenue occasioned by the distraction of management during process or as a result of developments or actions relating to it;

•	we may experience limitations on our ability to execute effectively upon our business plans because of competing demands on management’s time and attention;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•

we may encounter difficulties in maintaining relationships or arrangements with key suppliers, our exclusive sourcing agent, landlords and other parties whose actions have significant influence over our business.

We cannot assure that we will achieve our operating plan or that we will at all times have sufficient sources of liquidity for our future cash needs.

Our operating plan contemplates significant improvement in our comparable sales, operating results and cash flows in fiscal 2012. However, we are in a transition period, and our ability to achieve our operating plan is subject to a number of assumptions which involved significant judgments and estimates of future operating performance, credit sources and borrowing availability, which cannot at all times be assured. If our future sales and other operating results are not at the level planned, or if they were to deteriorate, it would adversely impact our expected cash flows and liquidity and increase the risk of a potential shortfall in our working capital. We cannot assure that our past trends in sales and operating results may not take longer to recover and sustain than we have planned or expect or that we will achieve our operating plan.

Additionally, since its inception in September 2011, we have relied on our trade payables arrangement with our exclusive global apparel sourcing agent, and, at present, our expected sources of future credit include this trade payables arrangement. The trade payables arrangement is subject to suspension or termination at the discretion of our sourcing agent upon 28 days notice at any time, as provided in the arrangement. There can be no assurance that our sourcing agent will not exercise its right to suspend or terminate this arrangement as a result of any uncertainty arising from this proposed Merger or for any other reason. If this arrangement were to be suspended or terminated, it could result in a shortfall in our cash available for working capital needs.

As a result, our cash from operations and credit from external sources may not at all times be sufficient for all of our future cash requirements. In the event that our cash from operations and credit from external sources is not sufficient for our cash requirements, we would seek to take actions designed to improve our liquidity and evaluate other alternatives to obtain supplemental sources of liquidity, although there can be no assurance that any of these actions would be sufficient or available or, if available, available on favorable or satisfactory terms, any of which could materially and adversely impact our business, financial results, liquidity and financial position. In addition, any need to further reduce our cash spending and manage cash use, which could increase if we do not achieve our expected improvements in comparable sales, may also limit us in taking actions that we otherwise may believe would improve our operating performance or be needed to achieve our operating plan.

Our level of indebtedness may adversely affect our business and results of operations and may require the use of our available cash resources to meet interest and principal repayment obligations, which could impact our ability to reinvest in other areas of our business.

As of April 28, 2012, we had $122.9 million outstanding under our revolving credit facility. Additionally, on February 16, 2012, we entered into a new $75.0 million secured term loan facility. Our future payment obligations on these facilities may adversely impact our results of operations and cash flows. For example, our outstanding debt:

•	requires a significant portion of our cash flows from operating activities to be used for interest and principal repayments, reducing working capital and general liquidity;

•	limits our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or general corporate purposes or refinancing of our debt;

•	limits our ability to reinvest in our business and invest in strategic initiatives;

•	makes us more vulnerable to negative changes in economic conditions; and

•	places us at a competitive disadvantage compared to other retailers who may have proportionately less debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchase activity under certain equity programs for the thirteen weeks ended April 28, 2012 is set forth below:

Period	Total Number of Shares Reacquired (1)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Reacquired Under the Equity Award Programs (2)
January 29, 2012 through February 25, 2012	103,669	$2.93	$10,314
February 26, 2012 through March 31, 2012	25,920	2.77	9,633
April 1, 2012 through April 28, 2012	66,667	2.88	7,741

Total	196,256	$2.89	$7,741

(1)	We reacquired 8,928 shares in connection with stock forfeited by employees prior to vesting under our equity compensation plan at an acquisition price of $0.01 per share.

Our equity program generally requires employees to tender shares in order to satisfy their tax withholding obligations from the vesting of their nonvested stock. During the period, we repurchased 187,328 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average acquisition price of $3.03 per share.

(2)	As of April 28, 2012, there were 774,076 shares of nonvested stock that were subject to buyback at $0.01 per share, or $7,740.76 in the aggregate, that we have the option to reacquire if the holders’ employment is terminated prior to vesting.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated May 30, 2012, by and among The Talbots, Inc., TLB Holdings LLC and TLB Merger Sub Inc. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on June 1, 2012.)

4.1	Amendment No. 1 to Rights Agreement, dated May 30, 2012, between The Talbots, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on June 1, 2012.)

10.1	Amended and Restated Credit Agreement, dated February 16, 2012, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, Talbots Classics Finance Company, Inc., each as a borrower, the subsidiaries of The Talbots, Inc. from time to time party thereto, as guarantors, and General Electric Capital Corporation, as agent for the financial institutions from time to time party thereto, and as a lender. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.2	Amended and Restated Guaranty and Security Agreement, dated February 16, 2012, by and among The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership and certain other parties thereto, in favor of General Electric Capital Corporation, as administrative agent for the lenders and each other secured party. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.3	Term Loan Agreement, dated February 16, 2012, by and among The Talbots, Inc., The Talbots Group, Limited Partnership, Talbots Classics Finance Company, Inc., each as a borrower, the subsidiaries of The Talbots, Inc. from time to time party thereto, as guarantors, Wells Fargo Bank, National Association, as administrative agent for the financial institutions from time to time parties thereto, and as a lender, GA Capital, LLC, as syndication agent and GB Merchant Partners, LLC, as documentation agent. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.4	Guaranty and Security Agreement, dated February 16, 2012, by and among The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership and certain other parties thereto, in favor of Wells Fargo Bank, National Association, as administrative agent for the lenders and each other secured party. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.5	Amended and Restated Private Label Credit Card Access and Monitoring Agreement, dated February 16, 2012, by and among The Talbots, Inc., each other credit party as defined in the Amended and Restated Credit Agreement, Talbots Classics National Bank, General Electric Capital Corporation and Wells Fargo Bank, National Association. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.6	Intercreditor Agreement, dated February 16, 2012, by and among General Electric Capital Corporation, in its capacity as administrative agent for the Amended and Restated Credit Agreement, Wells Fargo Bank, National Association, in its capacity as administrative agent for the Term Loan Agreement, The Talbots, Inc., Talbots Classics Finance Company, Inc., The Talbots Group, Limited Partnership and certain other parties thereto. (Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed on February 17, 2012.)

10.7	Offer Letter between The Talbots, Inc. and Deirdre FitzGerald, dated March 7, 2011; Severance Agreement between The Talbots, Inc. and Deirdre FitzGerald, dated March 7, 2011 and Change in Control Agreement between The Talbots, Inc. and Deirdre FitzGerald, dated April 10, 2012. (Filed with this Form 10-Q.) *

10.8	Amendment, dated February 29, 2012, to The Talbots, Inc. 2003 Executive Stock Based Incentive Plan, as amended. (Filed with this Form 10-Q.) *

10.9	Form of The Talbots, Inc. 2003 Executive Stock Based Incentive Plan, as amended through February 29, 2012, Performance Stock Unit Award Agreement. (Filed with this Form 10-Q.) *

10.10	Clarification and Modification Agreements between The Talbots, Inc. and Michael Scarpa, Benedetta I. Casamento, Richard T. O’Connell, Jr., Gregory I. Poole and Lori Wagner, dated March 8, 2012. (Filed with this Form 10-Q.) *

10.11	Form of The Talbots, Inc. non-employee director annual awards, as part of annual director compensation for fiscal 2012. (Filed with this Form 10-Q.) *

10.12	Global Trademark Protection and Cooperation Agreement, dated March 15, 2012, between The Talbots, Inc., The Talbots Group, Limited Partnership and AEON Co., Ltd. (Filed with this Form 10-Q.)

31.1	Certification of Trudy F. Sullivan, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (Filed with this Form 10-Q.)

31.2	Certification of Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a). (Filed with this Form 10-Q.)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Trudy F. Sullivan, President and Chief Executive Officer of the Company, and Michael Scarpa, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company. (Filed with this Form 10-Q.)

101.INS	XBRL Instance Document. ¥

101.SCH	XBRL Schema Document. ¥

101.CAL	XBRL Calculation Linkbase Document. ¥

101.LAB	XBRL Labels Linkbase Document. ¥

101.PRE	XBRL Presentation Linkbase Document. ¥

101.DEF	XBRL Definition Linkbase Document. ¥

*	Management contract and compensatory plan or arrangement.
¥	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 7, 2012

THE TALBOTS, INC.

By:	/s/ Michael Scarpa
Michael Scarpa
Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)